Form 10-Q
period 2009-06-30
CONSECO INC
filed 2009-08-10
CIK 1224608

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

                  For the quarterly period ended June 30, 2009

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]



     Shares of common stock outstanding as of July 27, 2009: 184,886,216

================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                                     Page
                                                                                                                    ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008..................................    3
            Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008........    5
            Consolidated Statement of Shareholders' Equity for the six months ended
              June 30, 2009 and 2008..............................................................................    6
            Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008..................    7
            Notes to Consolidated Financial Statements............................................................    8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements.............................................   50
            Overview..............................................................................................   51
            Critical Accounting Policies..........................................................................   52
            Results of Operations.................................................................................   54
            Premium Collections...................................................................................   70
            Liquidity and Capital Resources.......................................................................   74
            Investments...........................................................................................   88
            Investment in Variable Interest Entity................................................................   97
            Results of Discontinued Operations....................................................................   99
            New Accounting Standards..............................................................................  101

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...........................................  101

Item 4.     Controls and Procedures...............................................................................  101

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................  102

Item 1A.    Risk Factors..........................................................................................  102

Item 4.     Submission of Matters to a Vote of Security Holders...................................................  108

Item 5.     Other Information.....................................................................................  109

Item 6.     Exhibits..............................................................................................  109

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         CONSECO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (unaudited)

                                     ASSETS

                                                                                              June 30,          December 31,
                                                                                                2009               2008
                                                                                                ----               ----
                                                                                                               (as adjusted)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     June 30, 2009 - $18,696.4; December 31, 2008 - $18,276.3)............................    $16,876.2         $15,277.0
   Equity securities at fair value (cost: June 30, 2009 - $30.7;
     December 31, 2008 - $31.0)...........................................................         32.3              32.4
   Mortgage loans.........................................................................      2,094.1           2,159.4
   Policy loans...........................................................................        361.9             363.5
   Trading securities.....................................................................        258.9             326.5
   Securities lending collateral..........................................................        259.9             393.7
   Other invested assets .................................................................        131.6              95.0
                                                                                              ---------         ---------

       Total investments..................................................................     20,014.9          18,647.5


Cash and cash equivalents - unrestricted..................................................        881.3             894.5
Cash and cash equivalents - restricted....................................................          3.7               4.8
Accrued investment income.................................................................        302.9             298.7
Value of policies inforce at the Effective Date...........................................      1,335.1           1,477.8
Cost of policies produced.................................................................      1,874.9           1,812.6
Reinsurance receivables...................................................................      3,049.8           3,284.8
Income tax assets, net....................................................................      1,607.3           2,047.7
Assets held in separate accounts..........................................................         18.5              18.2
Other assets..........................................................................            345.1             276.7
                                                                                              ---------         ---------

       Total assets.......................................................................    $29,433.5         $28,763.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                              (Dollars in millions)
                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 June 30,       December 31,
                                                                                                   2009            2008
                                                                                                   ----            ----
                                                                                                               (as adjusted)
Liabilities:
   Liabilities for insurance products:
     Interest-sensitive products............................................................    $13,124.1       $13,332.8
     Traditional products...................................................................      9,913.4         9,828.7
     Claims payable and other policyholder funds............................................        972.4         1,008.4
     Liabilities related to separate accounts...............................................         18.5            18.2
   Other liabilities........................................................................        715.9           457.4
   Investment borrowings....................................................................        747.6           767.5
   Securities lending payable...............................................................        267.3           408.8
   Notes payable - direct corporate obligations.............................................      1,259.3         1,311.5
                                                                                                ---------       ---------

         Total liabilities..................................................................     27,018.5        27,133.3
                                                                                                ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued
     and outstanding: June 30, 2009 - 184,886,216; December 31, 2008 - 184,753,758).........          1.9             1.9
   Additional paid-in capital...............................................................      4,108.2         4,104.0
   Accumulated other comprehensive loss.....................................................     (1,046.9)       (1,770.7)
   Accumulated deficit......................................................................       (648.2)         (705.2)
                                                                                                ---------       ---------

         Total shareholders' equity.........................................................      2,415.0         1,630.0
                                                                                                ---------       ---------

         Total liabilities and shareholders' equity.........................................    $29,433.5       $28,763.3
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                        Three months ended            Six months ended
                                                                             June 30,                      June 30,
                                                                      ----------------------         -------------------
                                                                       2009            2008           2009         2008
                                                                       ----            ----           ----         ----
                                                                                  (as adjusted)                (as adjusted)
Revenues:
   Insurance policy income..................................        $  791.3          $  830.0      $1,574.1     $1,615.1
   Net investment income (loss):
     General account assets.................................           308.0             311.9         616.6        621.9
     Policyholder and reinsurer accounts and other
       special-purpose portfolios...........................             9.5             (21.6)         (8.5)       (47.6)
   Realized investment gains (losses):
     Net realized investment gains (losses), excluding
       impairment losses....................................            20.3              (4.5)        105.4         (8.8)
     Other-than-temporary impairment losses:
       Total other-than-temporary impairment losses.........           (53.7)            (26.0)       (161.8)       (67.3)
       Other-than-temporary impairment losses
         recognized in other comprehensive loss.............            17.1               -            33.2          -
                                                                    --------          --------      ---------    --------
     Net impairment losses recognized.......................           (36.6)            (26.0)       (128.6)       (67.3)
                                                                    --------          --------      --------     --------
   Total realized gains (losses)............................           (16.3)            (30.5)        (23.2)       (76.1)
                                                                    --------          --------      --------     --------
   Fee revenue and other income.............................             3.1               4.9           6.1          8.9
                                                                    --------          --------      --------     --------

       Total revenues.......................................         1,095.6           1,094.7       2,165.1      2,122.2
                                                                    --------          --------      --------     --------

Benefits and expenses:
   Insurance policy benefits................................           781.1             815.9       1,534.6      1,583.6
   Interest expense.........................................            32.7              25.1          55.9         55.9
   Amortization.............................................           101.8             101.5         222.6        211.3
   Expenses related to debt modification....................             -                 -             9.5          -
   Other operating costs and expenses.......................           130.4             136.1         250.7        267.2
                                                                    --------          --------      --------     --------

       Total benefits and expenses..........................         1,046.0           1,078.6       2,073.3      2,118.0
                                                                    --------          --------      --------     --------

       Income before income taxes and discontinued
         operations.........................................            49.6              16.1          91.8          4.2

Income tax expense:
   Tax expense on period income.............................            17.4               8.3          32.7          4.1
   Valuation allowance for deferred tax assets..............             4.6             298.0           7.0        298.0
                                                                    --------          --------      --------     --------

       Income (loss) before discontinued operations.........            27.6            (290.2)         52.1       (297.9)

Discontinued operations, net of income taxes................             -              (198.3)          -         (197.8)
                                                                    --------          --------      --------     --------

       Net income (loss)....................................        $   27.6          $ (488.5)     $   52.1     $ (495.7)
                                                                    ========          ========      ========     ========
Earnings (loss) per common share:
     Basic:
       Weighted average shares outstanding..................     184,820,000       184,684,000   184,787,000  184,669,000
                                                                 ===========       ===========   ===========  ===========

       Income (loss) before discontinued operations.........            $.15            $(1.57)         $.28       $(1.61)
       Discontinued operations..............................             -               (1.08)          -          (1.07)
                                                                        ----            ------          ----       ------

         Net income (loss)..................................            $.15            $(2.65)         $.28       $(2.68)
                                                                        ====            ======          ====       ======

     Diluted:
       Weighted average shares outstanding..................     185,229,000       184,684,000   184,993,000  184,669,000
                                                                 ===========       ===========   ===========  ===========

       Income (loss) before discontinued operations.........            $.15            $(1.57)         $.28       $(1.61)
       Discontinued operations..............................             -               (1.08)          -          (1.07)
                                                                        ----            ------          ----       ------

         Net income (loss)..................................            $.15            $(2.65)         $.28       $(2.68)
                                                                        ====            ======          ====       ======

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CONSECO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Retained
                                                                Common stock    Accumulated other    earnings
                                                               and additional     comprehensive    (accumulated
                                                               paid-in capital        loss           deficit)      Total
                                                               ---------------        ----           --------      -----
Balance, December 31, 2007 (as originally reported)...........    $4,070.5        $  (273.3)        $ 438.7      $4,235.9

   Cumulative effect of accounting change (adoption of
     FSP APB 14-1)............................................        28.0              -             (11.6)         16.4
                                                                  --------        ---------         -------      --------

Balance, December 31, 2007 (as adjusted)......................     4,098.5           (273.3)          427.1       4,252.3

   Comprehensive loss, net of tax:
     Net loss.................................................         -                -            (495.7)       (495.7)
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       benefit of $207.2).....................................         -             (365.9)            -          (365.9)
                                                                                                                 --------

         Total comprehensive loss.............................                                                     (861.6)

   Stock option and restricted stock plans....................         5.0              -               -             5.0
                                                                  --------        ---------         -------      --------

Balance, June 30, 2008 (as adjusted)..........................    $4,103.5        $  (639.2)        $ (68.6)     $3,395.7
                                                                  ========        =========         =======      ========

Balance, December 31, 2008 (as originally reported)...........    $4,077.9        $(1,770.7)        $(688.0)     $1,619.2

   Cumulative effect of accounting change (adoption of
     FSP APB 14-1)............................................        28.0              -             (17.2)         10.8
                                                                  --------        ---------         -------      --------

Balance, December 31, 2008 (as adjusted)......................     4,105.9         (1,770.7)         (705.2)      1,630.0

   Comprehensive income, net of tax:
     Net income...............................................         -                -              52.1          52.1
     Change in unrealized appreciation (depreciation)
       of investments (net of applicable income tax
       expense of $415.5).....................................         -              745.9             -           745.9
     Noncredit component of impairment losses on actively
       managed fixed maturities (net of applicable income tax
       benefit of $9.2).......................................         -              (17.2)            -           (17.2)
                                                                                                                 --------

         Total comprehensive income...........................                                                      780.8

   Stock option and restricted stock plans....................         4.2              -               -             4.2
   Effect of reclassifying noncredit component of previously
     recognized impairment losses on actively managed
     fixed maturities (net of applicable income tax benefit
     of $2.6).................................................         -               (4.9)            4.9           -
                                                                  --------        ---------         -------      --------

Balance, June 30, 2009........................................    $4,110.1        $(1,046.9)        $(648.2)     $2,415.0
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

                         CONSECO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                 ---------------------
                                                                                                 2009             2008
                                                                                                 ----             ----
Cash flows from operating activities:
   Insurance policy income...............................................................    $ 1,386.5          $ 1,579.0
   Net investment income.................................................................        584.3              692.7
   Fee revenue and other income..........................................................          6.1                8.9
   Net sales of trading securities.......................................................         57.4              391.6
   Insurance policy benefits.............................................................     (1,218.4)          (1,391.1)
   Interest expense......................................................................        (46.7)             (53.3)
   Policy acquisition costs..............................................................       (205.0)            (235.1)
   Other operating costs.................................................................       (231.9)            (282.6)
   Expenses related to debt modification.................................................         (9.5)               -
   Taxes.................................................................................         (5.7)               (.5)
                                                                                             ---------          ---------

     Net cash provided by operating activities...........................................        317.1              709.6
                                                                                             ---------          ---------

Cash flows from investing activities:
   Sales of investments..................................................................      5,221.8            4,288.1
   Maturities and redemptions of investments.............................................        434.9              539.2
   Purchases of investments..............................................................     (5,830.5)          (5,595.4)
   Change in restricted cash.............................................................          1.1                (.4)
   Change in cash held by discontinued operations........................................          -                 48.0
   Other.................................................................................        (13.4)             (14.3)
                                                                                             ---------          ---------

     Net cash used by investing activities ..............................................       (186.1)            (734.8)
                                                                                             ---------          ---------

Cash flows from financing activities:
   Payments on notes payable.............................................................        (59.4)              (4.3)
   Amounts received for deposit products.................................................        884.4              823.9
   Withdrawals from deposit products.....................................................       (949.3)            (769.8)
   Investment borrowings.................................................................        (19.9)             (88.8)
                                                                                             ---------          ---------

       Net cash used by financing activities.............................................       (144.2)             (39.0)
                                                                                             ---------          ---------

       Net decrease in cash and cash equivalents.........................................        (13.2)             (64.2)

Cash and cash equivalents, beginning of period...........................................        894.5              361.9
                                                                                             ---------          ---------

Cash and cash equivalents, end of period.................................................    $   881.3          $   297.7
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

     As a result of the Transfer, Senior Health's long-term care business is presented as a discontinued operation in prior periods. The operating results from the discontinued operations are as follows (dollars in millions):

                                                                               Three months ended       Six months ended
                                                                                  June 30, 2008           June 30, 2008
                                                                                  -------------           -------------
       Revenues:
          Insurance policy income.............................................       $  66.1                 $ 132.2
          Net investment income...............................................          44.2                    87.9
          Net realized investment losses......................................        (204.8)                 (202.8)
                                                                                     -------                 -------

             Total revenues...................................................         (94.5)                   17.3
                                                                                     -------                 -------

       Benefits and expenses:
          Insurance policy benefits...........................................          80.8                   170.9
          Amortization........................................................           5.4                    10.7
          Other operating costs and expenses..................................          16.5                    32.2
                                                                                     -------                 -------

             Total benefits and expenses......................................         102.7                   213.8
                                                                                     -------                 -------

             Loss before income taxes.........................................        (197.2)                 (196.5)

       Income tax expense on period income....................................           1.1                     1.3
                                                                                     -------                 -------

             Net loss from discontinued operations............................       $(198.3)                $(197.8)
                                                                                     =======                 =======

                                       8

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     BASIS OF PRESENTATION

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). As permitted by rules and regulations of the SEC applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We have reclassified certain amounts from the prior periods to conform to the 2009 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     We have evaluated subsequent events for recognition or disclosure through August 10, 2009 (the date our financial statements are issued).

     OUT-OF-PERIOD ADJUSTMENTS

     During the first quarter of 2009, we corrected calculations affecting insurance policy income for certain life products and insurance policy benefits for certain annuity products for errors discovered during the quarter which decreased net income by $2.1 million in the first six months of 2009. The impact of correcting these errors in prior years was not significant to any individual period. We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the 2009 periods, as well as the periods in which they originated. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements. There were no out-of-period adjustments in the second quarter of 2009.

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

     Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements. See the note entitled "Accounting for Derivatives" for further discussion regarding embedded derivatives and the trading accounts. In addition, the trading account includes investments

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

backing the market strategies of our multibucket annuity products. The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products. Our trading securities totaled $258.9 million and $326.5 million at June 30, 2009 and December 31, 2008, respectively.

     Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments. These amounts, included in shareholders' equity as of June 30, 2009 and December 31, 2008, were as follows (dollars in millions):

                                                                                         June 30,        December 31,
                                                                                           2009              2008
                                                                                           ----              ----
Net unrealized depreciation on actively managed fixed maturity securities
   on which an other-than-temporary impairment loss has been recognized.............    $   (41.0)      $      -
Net unrealized losses on all other investments......................................     (1,784.7)        (3,015.9)
Adjustment to value of policies inforce at the Effective Date.......................         60.3            111.0
Adjustment to cost of policies produced.............................................        142.7            154.8
Unrecognized net loss related to deferred compensation plan.........................         (7.9)            (8.0)
Deferred income tax asset...........................................................        583.7            987.4
                                                                                        ---------        ---------

     Accumulated other comprehensive loss...........................................    $(1,046.9)       $(1,770.7)
                                                                                        =========        =========

     EARNINGS PER SHARE

     A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

                                                                            Three months ended        Six months ended
                                                                                 June 30,                 June 30,
                                                                           --------------------      ------------------
                                                                             2009          2008        2009        2008
                                                                             ----          ----        ----        ----
Income (loss) before discontinued operations..........................       $27.6        $(290.2)     $52.1     $(297.9)
Discontinued operations...............................................         -           (198.3)       -        (197.8)
                                                                             -----        -------      -----      -------

     Net income (loss) for basic and diluted earnings per share.......       $27.6        $(488.5)     $52.1     $(495.7)
                                                                             =====        =======      =====     =======

   Shares:
     Weighted average shares outstanding for basic
       earnings per share.............................................     184,820        184,684    184,787     184,669
                                                                           -------        -------    -------     -------
   Effect of dilutive securities on weighted
     average shares:
       Stock option and restricted stock plans........................         409           -           206        -
                                                                           -------        -------    -------     -------

       Dilutive potential common shares...............................         409           -           206        -
                                                                           -------        -------    -------     -------

       Weighted average shares outstanding for diluted
         earnings per share...........................................     185,229        184,684    184,993     184,669
                                                                           =======        =======    =======     =======

     There were no dilutive common stock equivalents during the 2008 periods because of the net loss recognized by the Company during such period. Therefore, all potentially dilutive shares are excluded in the weighted average shares outstanding for diluted earnings per share.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such period (shares in thousands):

                                                                     Three months ended            Six months ended
                                                                         June 30, 2008               June 30, 2008
                                                                     -------------------          ------------------
       Equivalent common shares that were antidilutive during the period:
           Stock option and restricted stock plans...............             67                          46
                                                                              ==                          ==

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

     In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the "Debentures"). In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Debentures. Since the remaining $293.0 million principal amount of outstanding Debentures can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. In accordance with the conversion feature of these Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", we will include the dilutive effect of our Debentures in the calculation of diluted earnings per share when the impact is dilutive. During the three and six months ended June 30, 2009 and 2008, the conversion feature of these Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three or six months ended June 30, 2009 and 2008.

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

     BUSINESS SEGMENTS

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses. Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and
(ii) major medical insurance. As a result of the Transfer, as further discussed in the note entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements. Accordingly, we have restated prior period segment disclosures to conform to the Company's current operating segments.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Operating information by segment was as follows (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Revenues:
    Bankers Life:
       Insurance policy income:
            Annuities............................................  $   10.9       $   10.3       $   21.5      $   27.3
            Supplemental health..................................     412.1          463.0          823.0         875.4
            Life.................................................      50.2           47.6           92.4          91.2
            Other................................................      24.4           22.5           52.2          46.5
       Net investment income (a).................................     163.6          135.2          305.8         264.5
       Fee revenue and other income (a)..........................       1.6            2.1            3.0           3.7
                                                                   --------       --------       --------      --------

                Total Bankers Life revenues......................     662.8          680.7        1,297.9       1,308.6
                                                                   --------       --------       --------      --------

    Colonial Penn:
       Insurance policy income:
            Supplemental health..................................       1.8            2.1            3.7           4.3
            Life.................................................      50.7           45.1           95.7          87.0
            Other................................................        .2             .3             .4            .6
       Net investment income (a).................................       9.8           10.1           19.6          19.3
       Fee revenue and other income (a)..........................        .2             .5             .4            .8
                                                                   --------       --------       --------      --------

                Total Colonial Penn revenues.....................      62.7           58.1          119.8         112.0
                                                                   --------       --------       --------      --------

    Conseco Insurance Group:
       Insurance policy income:
            Annuities............................................      10.1            3.4           23.0           6.1
            Supplemental health..................................     148.7          150.8          298.1         304.7
            Life.................................................      80.1           81.2          159.9         165.0
            Other................................................       2.1            3.7            4.2           7.0
       Net investment income (a).................................     141.1          138.7          275.4         274.8
       Fee revenue and other income (a)..........................        .4             .5            1.1           1.3
                                                                   --------       --------       --------      --------

                Total Conseco Insurance Group revenues...........     382.5          378.3          761.7         758.9
                                                                   --------       --------       --------      --------

    Corporate:
       Net investment income.....................................       3.0            6.3            7.3          15.7
       Fee and other income......................................        .9            1.8            1.6           3.1
                                                                   --------       --------       --------      --------

                Total corporate revenues.........................       3.9            8.1            8.9          18.8
                                                                   --------       --------       --------      --------

                Total revenues...................................   1,111.9        1,125.2        2,188.3       2,198.3
                                                                   --------       --------       --------      --------

                            (continued on next page)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

                         (continued from previous page)

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Expenses:
    Bankers Life:
       Insurance policy benefits..............................     $  487.1       $  534.4     $  954.3       $1,014.1
       Amortization...........................................         63.1           66.6        138.7          141.6
       Other operating costs and expenses.....................         49.3           45.1         96.9           89.2
                                                                   --------       --------     --------       --------

            Total Bankers Life expenses.......................        599.5          646.1      1,189.9        1,244.9
                                                                   --------       --------     --------       --------

    Colonial Penn:
       Insurance policy benefits..............................         36.2           35.8         72.6           71.1
       Amortization...........................................          8.0            7.4         16.4           14.8
       Other operating costs and expenses.....................          7.5            6.6         14.7           14.1
                                                                   --------       --------     --------       --------

            Total Colonial Penn expenses......................         51.7           49.8        103.7          100.0
                                                                   --------       --------     --------       --------

    Conseco Insurance Group:
       Insurance policy benefits..............................        257.8          245.7        507.7          498.4
       Amortization...........................................         33.8           31.2         70.6           61.4
       Interest expense on investment borrowings..............          5.2            5.5         10.4           11.3
       Other operating costs and expenses.....................         64.5           63.6        120.6          132.2
                                                                   --------       --------     --------       --------

            Total Conseco Insurance Group expenses............        361.3          346.0        709.3          703.3
                                                                   --------       --------     --------       --------

    Corporate:
       Interest expense on corporate debt.....................         23.9           16.1         37.6           34.6
       Interest expense on variable interest entity...........          3.6            3.5          7.9           10.0
       Expenses related to debt modification..................          -              -            9.5            -
       Other operating costs and expenses.....................          9.1           20.8         18.5           31.7
                                                                   --------       --------     --------       --------

            Total corporate expenses..........................         36.6           40.4         73.5           76.3
                                                                   --------       --------     --------       --------

            Total expenses....................................      1,049.1        1,082.3      2,076.4        2,124.5
                                                                   --------       --------     --------       --------

    Income (loss) before net realized investment losses
       (net of related amortization), income taxes
       and discontinued operations:
            Bankers Life......................................         63.3           34.6        108.0           63.7
            Colonial Penn.....................................         11.0            8.3         16.1           12.0
            Conseco Insurance Group...........................         21.2           32.3         52.4           55.6
            Corporate operations..............................        (32.7)         (32.3)       (64.6)         (57.5)
                                                                   --------       --------     --------       --------

            Income before net realized investment
                losses (net of related amortization),
                income taxes and discontinued operations......     $   62.8       $   42.9     $  111.9       $   73.8
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Total segment revenues........................................     $1,111.9       $1,125.2       $2,188.3     $2,198.3
Net realized investment losses................................        (16.3)         (30.5)         (23.2)       (76.1)
                                                                   --------       --------       --------     --------

    Consolidated revenues.....................................     $1,095.6       $1,094.7       $2,165.1     $2,122.2
                                                                   ========       ========       ========     ========

Total segment expenses........................................     $1,049.1       $1,082.3       $2,076.4     $2,124.5
Amortization related to net realized investment losses........         (3.1)          (3.7)          (3.1)        (6.5)
                                                                   --------       --------       --------     --------

    Consolidated expenses.....................................     $1,046.0       $1,078.6       $2,073.3     $2,118.0
                                                                   ========       ========       ========     ========

     ACCOUNTING FOR DERIVATIVES

     Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. Typically, on each policy anniversary date, a new index period begins. We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums. We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product's return is linked. We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). Net investment losses related to equity-indexed products were $6.4 million and $55.8 million in the six months ended June 30, 2009 and 2008, respectively. These amounts were substantially offset by a corresponding release of insurance policy benefits. The estimated fair value of these options was $39.5 million and $17.6 million at June 30, 2009 and December 31, 2008, respectively. We classify these instruments as other invested assets.

     The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS 138"). In accordance with these requirements, the expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives. The Company does not purchase options to hedge liabilities which may arise after the next policy anniversary date. The Company must value both the options and the related forward embedded options in the policies at fair value. These accounting requirements often create volatility in the earnings from these products. We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement. We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as "amortization of insurance acquisition costs") and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting SFAS 157. The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $402.2 million at June 30, 2009 and $430.6 million at December 31, 2008. We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss. We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At June 30, 2009, all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

     Certain of our reinsurance payable balances contain embedded derivatives as defined in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments". Such derivatives had an estimated fair value of $4.4 million and $6.6 million at June 30, 2009 and December 31, 2008, respectively. The adoption of SFAS 157 had no impact on the valuation of these embedded derivatives. We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios). The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives. However, differences will occur as corporate spreads change.

     REINSURANCE

     The cost of reinsurance ceded totaled $86.7 million and $79.7 million in the first six months of 2009 and 2008, respectively. We deduct this cost from insurance policy income. In each case, the ceding Conseco subsidiary is directly liable for claims reinsured in the event the assuming company is unable to pay. Reinsurance recoveries netted against insurance policy benefits totaled $264.8 million and $215.7 million in the first six months of 2009 and 2008, respectively.

     From time-to-time, we assume insurance from other companies. Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced. Reinsurance premiums assumed totaled $257.8 million and $307.3 million in the first six months of 2009 and 2008, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $241.5 million and $290.2 million in the first six months of 2009 and 2008, respectively. Such premiums assumed included group policy quota-share agreements whereby we assumed: (i) a specified percentage of the Private-Fee-For-Service ("PFFS") business written by Coventry under a large group policy effective July 1, 2007 (which was terminated on June 30, 2009); and
(ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008 (which was terminated on December 31, 2008).

     See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

     In June 2009, the Company announced that it had reached an agreement under which two insurance companies in its Conseco Insurance Group unit will coinsure, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies with Wilton Reassurance Company ("Wilton Re").

     In the transaction, Wilton Re will pay a ceding commission of approximately $57.5 million and 100 percent coinsure and administer these policies. The Conseco companies will transfer to Wilton Re approximately $409 million in cash and policy loans and $466 million of statutory policy and other reserves. The transaction is subject to the approval of insurance regulators in Illinois and Wisconsin.

     Most of the policies involved in the transaction were issued by companies that were later acquired by Conseco. Approximately 70 percent of the policies being coinsured are from Washington National Insurance Company ("Washington National"), the remainder are from Conseco Insurance Company.

     If completed, Conseco expects to record an increase to its deferred tax valuation allowance of approximately $20 million in the third quarter of 2009. Conseco also expects to record a deferred gain of approximately $23 million which will

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

be recognized over the remaining life of the block, in accordance with GAAP. In the first six months of 2009, the block being coinsured generated after-tax earnings before overhead of approximately $5 million.

     INCOME TAXES

     The components of income tax expense were as follows (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Current tax expense............................................      $ 1.5         $   .4        $ 3.5         $  1.0
Deferred tax provision.........................................       15.9            7.9         29.2            3.1
                                                                     -----         ------        -----         ------

    Income tax expense on period income........................       17.4            8.3         32.7            4.1

Valuation allowance............................................        4.6          298.0          7.0          298.0
                                                                     -----         ------        -----         ------

    Total income tax expense...................................      $22.0         $306.3        $39.7         $302.1
                                                                     =====         ======        =====         ======

     A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                -----------------------
                                                                                                2009               2008
                                                                                                ----               ----
U.S. statutory corporate rate............................................................        35.0%             35.0%
Valuation allowance......................................................................         7.6           7,095.2
Other nondeductible expense (benefit)....................................................        (1.6)             38.9
State taxes..............................................................................         1.3               1.5
Provision for tax issues, tax credits and other..........................................          .9              22.3
                                                                                                 ----           -------

         Effective tax rate..............................................................        43.2%          7,192.9%
                                                                                                 ====           =======

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

                                                                                            June 30,         December 31,
                                                                                              2009               2008
                                                                                              ----               ----
Deferred tax assets:
    Net operating loss carryforwards attributable to:
       Life insurance subsidiaries....................................................      $   811.6         $   840.7
       Non-life companies.............................................................          835.4             835.4
    Net state operating loss carryforwards............................................           19.9              20.3
    Tax credits.......................................................................           13.8              13.7
    Capital loss carryforwards........................................................          415.9             406.0
    Deductible temporary differences:
       Insurance liabilities..........................................................          763.4             789.9
       Unrealized depreciation of investments.........................................          583.7             987.4
       Reserve for loss on loan guarantees............................................           67.4              68.2
       Other..........................................................................           31.5              25.1
                                                                                            ---------         ---------

         Gross deferred tax assets....................................................        3,542.6           3,986.7
                                                                                            ---------         ---------

Deferred tax liabilities:
       Actively managed fixed maturities..............................................          (18.6)            (17.7)
       Value of policies inforce at the Effective Date and cost of policies produced..         (729.5)           (739.1)
                                                                                            ---------         ---------

         Gross deferred tax liabilities...............................................         (748.1)           (756.8)
                                                                                            ---------         ---------

         Net deferred tax assets before valuation allowance...........................        2,794.5           3,229.9

Valuation allowance...................................................................       (1,187.7)         (1,180.7)
                                                                                            ---------         ---------

         Net deferred tax assets......................................................        1,606.8           2,049.2

Current income taxes prepaid (accrued)................................................             .5              (1.5)
                                                                                            ---------         ---------

         Income tax assets, net.......................................................      $ 1,607.3         $ 2,047.7
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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of June 30, 2009, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended June 30, 2009, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

     At June 30, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future. We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at June 30, 2009, we believe that we will, more likely than not, recover $2.8 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

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

     Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change. Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.6 percent), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2009, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

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

     The Rights Plan will continue in effect until January 20, 2012, unless earlier terminated or redeemed by the Board of Directors. The Company's Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Rights Plan based on its review. The Rights Plan was approved by a vote at the annual meeting of the shareholders on May 12, 2009.

     Changes in our valuation allowance are summarized as follows (dollars in millions):

           Balance at December 31, 2008.......................    $1,180.7

           Increase related to tax benefits associated with
              capital loss carryforwards recognized in the
              current period..................................         7.0
                                                                  --------

           Balance at June 30, 2009...........................    $1,187.7
                                                                  ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     As of June 30, 2009, we had $4.7 billion of NOLs and $1.2 billion of capital loss carryforwards, which expire as follows (dollars in millions):

                                                       Net operating
                                                   loss carryforwards(a)
                                                   ---------------------      Capital loss        Total loss
             Year of expiration                      Life     Non-life        carryforwards      carryforwards
             ------------------                      ----     --------        -------------      -------------
           2009.................................    $    -      $    -          $   86.2           $   86.2
           2010.................................         -            .1             -                   .1
           2011.................................         -            .1             -                   .1
           2012.................................         -           -              63.6               63.6
           2013.................................         -           -           1,010.1            1,010.1
           2014.................................         -           -              28.4               28.4
           2018.................................     2,081.5 (a)     -               -              2,081.5
           2021.................................        29.6         -               -                 29.6
           2022.................................       207.8         -               -                207.8
           2023.................................         -       2,073.6 (a)         -              2,073.6
           2024.................................         -           3.2             -                  3.2
           2025.................................         -         118.8             -                118.8
           2026.................................         -           1.6             -                  1.6
           2027.................................         -         188.4             -                188.4
           2028.................................         -            .9             -                   .9
           2029.................................         -            .3             -                   .3
                                                    --------    --------        --------           --------

           Total................................    $2,318.9    $2,387.0        $1,188.3           $5,894.2
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

     We had deferred tax assets related to NOLs for state income taxes of $19.9 million and $20.3 million at June 30, 2009 and December 31, 2008, respectively. The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

     NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

     The following notes payable were direct corporate obligations of the Company as of June 30, 2009 and December 31, 2008 (dollars in millions):

                                                                                             June 30,         December 31,
                                                                                               2009               2008
                                                                                               ----               ----
3.50% convertible debentures............................................................    $  293.0           $  293.0
Secured credit agreement................................................................       854.6              911.8
6% Senior Health Note...................................................................       125.0              125.0
Unamortized discount on convertible debentures..........................................       (13.3)             (18.3)
                                                                                            --------           --------

     Direct corporate obligations.......................................................    $1,259.3           $1,311.5
                                                                                            ========           ========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     During the first six months of 2009, we made scheduled principal payments totaling $3.2 million on our secured credit agreement ("Second Amended Credit Facility"). Also, during the first six months of 2009, we made a mandatory prepayment of $1.2 million based on the Company's excess cash flows at December 31, 2008 as defined in the Second Amended Credit Facility. In April 2009, we repaid the remaining $55.0 million that was outstanding under the revolving facility portion of our Second Amended Credit Facility. There were $5.3 million and $5.8 million of unamortized issuance costs (classified as other assets) related to our Second Amended Credit Facility at June 30, 2009 and December 31, 2008, respectively.

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

     The following summarizes the changes to the financial covenant requirements:

                                   Covenant under the
                                     Second Amended                                               Margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of                June 30, 2009
                                     March 30, 2009                  June 30, 2009                  levels
                                     --------------                  -------------                  ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  247%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $242 million, or an increase
                                thereafter, greater than 250%                             to required  risk-based capital of
                                (the same ratio required by                               approximately $121 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,279            Reduction to combined
                                from March 31, 2009 through             million           statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $179 million.
                                $1,270 million (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                  27%             Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $807
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $389 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          3.31 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $102 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Pursuant to its amended terms, the applicable interest rate on the Second Amended Credit Facility (based on either a Eurodollar or base rate) has increased. The Eurodollar rate is now equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate). The base rate is now equal to 2.5 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. In addition, the amended agreement requires the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Second Amended Credit Facility, which fee will be added to the principal balance outstanding and will be payable at the maturity of the facility ($2.2 million has been added to the outstanding principal balance in 2009). This 1 percent fee is reported as non-cash interest expense.

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

     In addition, pursuant to the terms of the amended credit agreement, the agent (acting on behalf of the lenders) has the right to appoint a financial advisor at the Company's expense to, among other things, review financial projections and other financial information prepared by or on behalf of the Company, perform valuations of the assets of the Company and take other actions as are customary or reasonable for an advisor acting in such capacity. A financial advisor has been appointed by the agent and has been reviewing the Company.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

       Remainder of 2009.............................   $   29.4
       2010..........................................      326.8 (a)
       2011..........................................       33.7
       2012..........................................       33.7
       2013..........................................      849.0
                                                        --------

                                                        $1,272.6
                                                        ========

--------------
(a) Holders of our Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. This amount assumes that all holders of our Debentures exercise that right.

     INVESTMENT BORROWINGS

     One of the Company's insurance subsidiaries (Conseco Life Insurance Company, "Conseco Life") is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"). As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings. At June 30, 2009, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings from the FHLBI totaled $450.0 million as of June 30, 2009, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $563.3 million at June 30, 2009, which are maintained in a custodial account for the benefit of the FHLBI. Such investments are classified as actively managed fixed maturities in our consolidated balance sheet. Conseco Life recognized interest expense of $10.2 million and $11.0 million in the first six months of 2009 and 2008, respectively, related to the borrowings.

     The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                   Interest rate
                       borrowed                  date                   at June 30, 2009
                       --------                  ----                   ----------------
                        $ 54.0              May 2012                   Variable rate - .661%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 1.199%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

     The variable rate borrowings are pre-payable on each interest reset date without penalty. The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates. At June 30, 2009, the aggregate fee to prepay all fixed rate borrowings was $45 million.

     At June 30, 2009, investment borrowings consisted of: (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $292.3 million of securities issued to other entities by a variable interest entity ("VIE") which is consolidated in our financial statements; and (iii) other borrowings of $5.3 million.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

       CHANGES IN COMMON STOCK

     Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2008.................................................    184,754

    Shares issued under employee benefit compensation plans..................        132
                                                                                 -------

Balance at June 30, 2009.....................................................    184,886
                                                                                 =======

     SALES INDUCEMENTS

     Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract. Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time. These enhanced rates and persistency bonuses are considered sales inducements under Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Such amounts are deferred and amortized in the same manner as the cost of policies produced. Sales inducements deferred totaled $12.8 million and $21.3 million during the six months ended June 30, 2009 and 2008, respectively. Amounts amortized totaled $17.3 million and $8.5 million during the six months ended June 30, 2009 and 2008, respectively. The unamortized balance of deferred sales inducements at June 30, 2009 and December 31, 2008 was $174.9 million and $179.4 million, respectively. The balance of insurance liabilities for persistency bonus benefits was $168.2 million and $195.9 million at June 30, 2009 and December 31, 2008, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Pending Accounting Standards

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FAS 162" ("SFAS 168"). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have any impact on our consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 "Amendments to FASB Interpretation No. 46 (R)" ("SFAS 167") to require an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. SFAS 167 also requires ongoing reassessments to determine whether a primary beneficiary interest is held and additional disclosures, including the financial statement effects of the entity's involvement with VIEs. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is in the process of evaluating the impact SFAS 167 will have on its consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial statements.

     Adopted Accounting Standards

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 are applied on a prospective basis to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material affect on our consolidated financial statements.

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

     On April 9, 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. The guidance re-emphasizes that fair value continues to be the exit price in an orderly market. Further, this FSP requires additional disclosures about fair value measurement in annual and interim reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. We adopted FSP FAS 157-4 effective for the period ending March 31, 2009, and this guidance did not have a material effect on our consolidated financial statements.

     On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" ("FSP FAS 107-1"). FSP FAS 107-1 requires that the fair value of financial instruments be disclosed in an entity's financial statements in both interim and annual periods. The FSP also requires disclosure of methods and assumptions used to estimate fair values. FSP FAS 107-1 is effective for interim reporting periods ending after June 15,

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 for the quarter ended June 30, 2009, which did not have a material effect on our consolidated balance sheet or statement of operations.

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. FSP APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The adoption of FSP APB 14-1 affected the accounting for our 3.5 percent Debentures. Upon adoption of FSP APB 14-1, the effective interest rate on our 3.5 percent Debentures increased to 7.4 percent, which resulted in the recognition of a $45 million discount to these notes with the offsetting after tax amount recorded to paid-in capital. Such discount is amortized as interest expense over the remaining life of the Debentures.

     Amounts related to the Debentures are reflected in our consolidated balance sheet as follows (dollars in millions):

                                                                   June 30,             December 31,
                                                                     2009                   2008
                                                                     ----                   ----
         Increase to additional paid-in capital...............      $ 28.0                  $ 28.0
                                                                    ======                  ======

         Par value of Debentures..............................      $293.0                  $293.0
         Unamortized discount.................................       (13.3)                  (18.3)
                                                                    ------                  ------

              Carrying value of Debentures....................      $279.7                  $274.7
                                                                    ======                  ======

     Interest expense related to the Debentures includes the following (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
         Contractual interest expense.........................       $2.6           $2.9         $ 5.1         $ 5.8
         Amortization of discount.............................        2.5            2.4           5.0           4.7
         Amortization of debt issuance costs..................         .3             .3            .6            .6
                                                                     ----           ----         -----         -----

            Total interest expense............................       $5.4           $5.6         $10.7         $11.1
                                                                     ====           ====         =====         =====

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The adoption of FSP APB 14-1 affected prior period information as follows (dollars in millions):

                                                                     Three months ended
                                                                        June 30, 2008
                                                 -----------------------------------------------------------
                                                  As originally       Effect of adoption of             As
                                                    reported              FSP APB 14-1              adjusted
                                                    --------              ------------              --------
        Interest expense.......................       $ 22.9                 $ 2.2                 $  25.1
        Income tax expense (benefit)...........        307.1                   (.8)                  306.3
        Loss before discontinued
           operations..........................       (288.8)                 (1.4)                 (290.2)
        Net loss...............................       (487.1)                 (1.4)                 (488.5)

        Loss per common share:
           Basic:
              Loss before discontinued
                 operations....................        (1.56)                 (.01)                  (1.57)
              Net loss.........................        (2.64)                 (.01)                  (2.65)

           Diluted:
              Loss before discontinued
                 operations....................        (1.56)                 (.01)                  (1.57)
              Net loss.........................        (2.64)                 (.01)                  (2.65)

                                                                      Six months ended
                                                                        June 30, 2008
                                                 -----------------------------------------------------------
                                                  As originally       Effect of adoption of             As
                                                    reported              FSP APB 14-1              adjusted
                                                    --------              ------------              --------
        Interest expense.......................      $  51.6                 $ 4.3                  $  55.9
        Income tax expense (benefit)...........        303.6                  (1.5)                   302.1
        Loss before discontinued
           operations..........................       (295.1)                 (2.8)                  (297.9)
        Net loss...............................       (492.9)                 (2.8)                  (495.7)

        Loss per common share:
           Basic:
              Loss before discontinued
                 operations....................        (1.60)                 (.01)                   (1.61)
              Net loss.........................        (2.67)                 (.01)                   (2.68)

           Diluted:
              Loss before discontinued
                 operations....................        (1.60)                 (.01)                   (1.61)
              Net loss.........................        (2.67)                 (.01)                   (2.68)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

                                                                      December 31, 2008
                                                 ------------------------------------------------------------
                                                  As originally       Effect of adoption of             As
                                                    reported              FSP APB 14-1              adjusted
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

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 became effective in November 2008. The adoption of SFAS 162 did not have a material effect on our consolidated financial statements. SFAS 162 is being replaced by SFAS 168.

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

     In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46
(R) - 8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46 (R)-8"). The purpose of FSP FAS 140-4 and FIN 46 (R)-8 is to promptly improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") and FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities, revised December 2003" ("FIN 46
(R)"), are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends FIN 46
(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 were effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. We adopted FSP FAS 140-4 and FIN 46 (R)-8 on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not have a material effect on our consolidated financial statements.

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

     In April 2007, FASB issued Interpretation 39-1 "Amendment of FASB Interpretation No. 39" ("FIN 39-1"). FIN 39-1 amends FIN 39, "Offsetting of Amounts Related to Certain Contracts", to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. FIN 39-1 also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39-1, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. All collateral is maintained in a tri-party custodial account. At June 30, 2009 and December 31, 2008, $.5 million and $11.4 million, respectively, of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements. We adopted FIN 39-1 on January 1, 2008. The adoption of FIN 39-1 did not have a material effect on our consolidated financial statements.

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

     On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of Conseco Inc. common stock during the period from August 4, 2005 to March 17, 2008 (the "Class Period"). The complaint charges Conseco and certain of its officers and directors with violations of the Securities Exchange Act of 1934. The complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company's financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company's reported financial results were materially misstated and did not present the true operating performance of the Company;
(iii) that the Company's shareholders' equity was materially overstated during the Class Period, including the overstatement of shareholders' equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth. We believe the action is without merit and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     A lawsuit was filed on September 14, 2005 in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; And Doe Defendants 1-100, Case No. CV05-00594 (United States District Court, District of Hawaii). This suit involves approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action. The complaint alleges nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability. A mediation was conducted on May 27, 2009, but the case was not settled. The ultimate outcome of this lawsuit cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material impact on the Company's consolidated financial condition, cash flows or results of operations.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Agent Litigation

     On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company agency and its principal that allege in the complaint that they were damaged by Conseco Health Insurance Company's termination of their Executive Marketing Agreement ("EMA") and Business Continuation Plan ("BCP"). Plaintiffs sought a declaratory judgment declaring the parties' rights and obligations under plaintiffs' EMA and BCP including definitions of terms within those contracts. Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action. At Conseco Health Insurance Company's request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1. On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP. The court consolidated the two cases on October 20, 2004. Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added our subsidiary, Performance Matters Associates, Inc., as a defendant. Mr. Tutt's motion for partial summary judgment, which sought to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP, was granted by the court on December 15, 2004. The court did not decide the issue of the BCP's continued validity. After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable. The court further ruled that the issues of breach of contract relating to plaintiffs' exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs' Single Business Enterprise theory remain to be tried to a jury. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     Other Litigation

     On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726. Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust. On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated
v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537. Mr. Jones had purchased an annuity in 2003. Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing. In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action: In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007, which has added as defendants Conseco Services, LLC and Conseco Marketing, LLC. The court has not yet made a determination whether the case should

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

go forward as a class action, and we intend to oppose any form of class action treatment of these claims. The motion for class certification is scheduled to be held on October 23, 2009. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

     On March 4, 2008, a Complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS. Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company on September 26, 1995. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to Business & Professions Code
Section 17200 and Declaratory Relief. The putative class consists of all owners of Valulife and Valuterm `universal life' insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until around 2011. Plaintiff has filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims. The court has set the class certification hearing for September 14, 2009. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On June 4, 2008, a purported class action complaint was filed in the Cook County Illinois Circuit Court Chancery Division, Sheldon Langendorf, et. al. individually and on behalf of themselves and all others similarly situated v. Conseco Senior Health Insurance Company, and Conseco, Inc., et. al. Case No. 08CH20571. Plaintiff is claiming breach of contract and consumer fraud and seeks a declaratory judgment, claiming that Senior Health (formerly Conseco Senior Health Insurance Company prior to its name change in October 2008) and other affiliated companies routinely and improperly refuse to accept Medicare explanations of benefits as documentation in support of proofs of claim on individual hospital indemnity and other policies of health insurance. Senior Health subsequently removed the action to the U.S. District Court for the Northern District of Illinois, where it is now pending as Case No. 08-CV-3914. By stipulation of the parties, Conseco, Inc. was dismissed as a party on September 29, 2008. Senior Health filed a motion to dismiss and/or for summary judgment on

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

August 22, 2008, which the court granted in part and denied in part by entry dated December 18, 2008, dismissing the claim for Illinois statutory consumer fraud. We agreed to assume liability for this litigation in connection with the separation of Senior Health. The parties have agreed to settle this case, subject to court approval. On August 6, 2009, the court granted preliminary approval of the settlement. The final fairness hearing has been set for November 18, 2009. The settlement of this case will not have a significant impact on our business, financial condition, results of operations or cash flows.

     On December 8, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum. The Company takes the position that the inflation escalator only affects the per day maximum benefit. The court has scheduled a jury trial on January 25, 2010. We believe the action is without merit, and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746. In their complaint, plaintiffs allege that the Company committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name "Lifetrend" by requiring the payment of additional cash amounts to maintain the policies in force. On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief. On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint. On July 29, 2009, the court granted in part and denied in part the motion to dismiss. The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction. Further, the court ordered that the plaintiffs may conduct discovery in order to amend their complaint to allege facts in support of their contention that the court has personal jurisdiction over Conseco, Inc. This amendment is to be filed by October 1, 2009. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

     On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR. In his complaint, plaintiff alleges that the Company committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name "Lifetrend." The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees. The Company believes the action is without merit and intends to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     Director and Officer Loan Program Litigation

     Collection efforts by the Company and Conseco Services related to the 1996-1999 director and officer loan programs are ongoing against two past board members of our Predecessor with outstanding loan balances, James D. Massey and Dennis E. Murray, Sr. In addition, these directors have sued the companies for declaratory relief concerning their liability for the loans. The specific lawsuits now pending include: Murray and Massey v. Conseco, Case No. 1:03-CV-1701-LJM-VSS (Southern District, Indiana); Conseco Services v. Murray, Case No. 29D02-0404-CC-381 (Superior Court, Hamilton County, Indiana); Conseco Services v. Massey, Case No. 29D01-0406-CC-477 (Superior Court, Hamilton County, Indiana); Conseco, Inc. v. Massey, Case No. 2005-L-011316 (Circuit Court, Cook County, Illinois) and Conseco and Conseco Services v. J. David Massey et al., Case No. 29D02-0611-PL-1169 (Superior Court, Hamilton County, Indiana). On June 21, 2006, in the Hamilton County case, the Company obtained a partial summary judgment against Mr. Massey in the sum of $4.4 million plus interest at 11.5 percent from June 30, 2002. In July 2009, the Company reached settlements with Mr. Massey and with Mr. Murray regarding the pending litigation.

     As part of our Predecessor's plan of reorganization, we have agreed to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor's trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities. As of June 30, 2009, we have paid $19.3 million to the former holders of trust preferred securities under this arrangement. At June 30, 2009, we estimated that approximately $6.4 million, net of collection costs, of the remaining amounts due under the loan program will be collected (including amounts that remain to be collected from borrowers with whom we have settled) and that $2.6 million will be paid to the former holders of our Predecessor's trust preferred securities.

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

     The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life and Casualty Company, as well as the sales and marketing practices of Bankers Life and Casualty Company. This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life and Casualty Company. This examination covered the years 2005, 2006 and 2007. More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life and Casualty, are not met over an 18 month period for Bankers Life and Casualty or a two-and-a-half year period for Senior Health, which time started with the settlement. The process improvement plan is being monitored by the lead states.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     On December 22, 2008, Conseco Life also received an order to show cause relating to the Lifetrend changes from the Florida Office of Insurance Regulation ("OIR"), and Conseco Life entered into an agreement in January 2009 with the Florida OIR preserving Conseco Life's right to a hearing while Conseco Life and the Florida OIR engaged in settlement discussions regarding the Lifetrend and CIUL3+ policies. In January 2009, the Florida OIR commenced a market conduct examination involving Conseco Life. Conseco continues to work with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies and determine a final settlement of these issues.

     In the interim, Conseco has been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continue their review. Conseco has also resumed the administration of its Lifetrend policies with administrative changes in place but, at this time, it has not implemented the NGE changes pending further review by the regulators. The ultimate outcome of these regulatory proceedings cannot be predicted with certainty.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                 --------------------
                                                                                                 2009            2008
                                                                                                 ----            ----
                                                                                                            (as adjusted)
Cash flows from operating activities:
   Net income (loss)....................................................................       $  52.1          $(495.7)
   Adjustments to reconcile the net loss to net cash provided by operating activities:
       Amortization and depreciation....................................................         241.2            240.2
       Income taxes.....................................................................          34.0            302.9
       Insurance liabilities............................................................         128.6            195.0
       Accrual and amortization of investment income....................................         (23.8)            30.6
       Deferral of policy acquisition costs.............................................        (205.0)          (235.1)
       Net realized investment losses...................................................          23.2            278.9
       Net sales (purchases) of trading securities......................................          57.4            391.6
       Other............................................................................           9.4              1.2
                                                                                               -------          -------

         Net cash provided by operating activities......................................       $ 317.1          $ 709.6
                                                                                               =======          =======

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows:
     Stock option and restricted stock plans............................................      $    4.2          $   5.0
     Change in securities lending collateral............................................         141.5            127.1
     Change in securities lending payable...............................................        (141.5)          (127.1)

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     Our consolidated statement of cash flows for the six months ended June 30, 2008, combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the cash flow statement.

     At June 30, 2009 and December 31, 2008, restricted cash and cash equivalents consisted of $3.7 million and $4.8 million, respectively, held by a VIE.

     INVESTMENTS

     At June 30, 2009, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in other comprehensive loss and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

                                                                                      Gross unrealized losses
                                                                                 --------------------------------
                                                                                 Related to  Other-than-temporary
                                                                   Gross         changes in       impairments    Estimated
                                                 Amortized      unrealized        estimated    included in other    fair
                                                   cost            gains         fair value   comprehensive loss    value
                                                   ----            -----         ----------   ------------------    -----
   Corporate securities......................   $14,224.1         $148.6         $(1,247.8)        $  -          $13,124.9
   United States Treasury securities and
     obligations of United States government
     corporations and agencies...............       424.4            5.4              (2.9)           -              426.9
   States and political subdivisions.........       657.1            7.4             (55.8)           -              608.7
   Debt securities issued by foreign
     governments.............................         9.0            -                 (.9)           -                8.1
   Asset-backed securities...................       316.7            -               (83.6)         (14.2)           218.9
   Collateralized debt obligations...........       131.4            -               (23.3)          (3.3)           104.8
   Commercial mortgage-backed securities.....       889.9             .2            (216.8)          (1.7)           671.6
   Mortgage pass-through securities..........        46.7            1.2               (.1)           -               47.8
   Collateralized mortgage obligations.......     1,997.1            6.2            (317.0)         (21.8)         1,664.5
                                                ---------         ------         ---------         ------        ---------

   Total actively managed
     fixed maturities........................   $18,696.4         $169.0         $(1,948.2)        $(41.0)       $16,876.2
                                                =========         ======         =========         ======        =========

       The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2009, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                            Amortized         fair
                                                                                               cost           value
                                                                                            ---------       ----------
Due in one year or less.................................................................     $    44.1      $    43.2
Due after one year through five years...................................................       1,292.5        1,181.3
Due after five years through ten years..................................................       3,497.6        3,123.8
Due after ten years.....................................................................       5,767.6        4,946.1
                                                                                             ---------      ---------

   Subtotal.............................................................................      10,601.8        9,294.4

Structured securities...................................................................       2,876.5        2,194.7
                                                                                             ---------      ---------

   Total................................................................................     $13,478.3      $11,489.1
                                                                                             =========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     NET REALIZED INVESTMENT GAINS (LOSSES)

     During the first six months of 2009, we recognized net realized investment losses of $23.2 million, which were comprised of $105.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.2 billion and $128.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($161.8 million, prior to the $33.2 million of impairment losses recognized through accumulated other comprehensive loss). During the first six months of 2008, we recognized net realized investment losses of $8.8 million from the sales of investments (primarily fixed maturities) with proceeds of $4.3 billion, and $67.3 million of writedowns of investments for other than temporary declines in fair value. At June 30, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $11.6 million and a carrying value of $10.6 million. At June 30, 2009, we had mortgage loans with an aggregate carrying value of $48.4 million that were 90 days or more past due as to the payment of principal or interest. We also had mortgage loans with an aggregate carrying value of $8.2 million that were in the process of foreclosure at June 30, 2009.

     Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During the six months ended June 30, 2009, we sold $.4 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $67.2 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

     The following summarizes the investments sold at a loss during the first six months of 2009 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

                                                                                 At date of sale
                                                                                -----------------
                                                                   Number of    Amortized    Fair
       Period                                                       issuers       cost       value
       ------                                                       -------       ----       -----
       Less than 6 months prior to sale........................        5         $  1.0      $  .5
       Greater than or equal to 6 and less than 12 months
         prior to sale ........................................       11           85.1       47.8
       Greater than 12 months prior to sale....................        4           17.1         .6
                                                                     ---         ------      -----

                                                                      20         $103.2      $48.9
                                                                      ==         ======      =====

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

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

     We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate to accrete the security to par at the date of purchase. The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees. The cash flows from residential mortgage-backed and asset-backed securities are determined with credit enhancements from bond insurers where applicable and where the performance of the underlying securities is insufficient to make timely payment of all amounts due. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity. As of June 30, 2009, other-than-temporary impairments included in accumulated other comprehensive loss of $42.3 million (before taxes and related amortization) primarily relate to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

     The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive loss for the three and six months ended June 30, 2009 (dollars in millions):

                                                                             Three months       Six months
                                                                                 ended             ended
                                                                             June 30, 2009     June 30, 2009
                                                                             -------------     -------------
         Credit losses on actively managed fixed maturity securities,
           beginning of period............................................     $ (7.4)          $  (.6)
              Add:  credit losses on other-than-temporary impairments
                not previously recognized.................................       (1.6)            (8.4)
              Less:  credit losses on securities sold.....................        -                -
              Less:  credit losses on securities impaired due to intent
                to sell...................................................        -                -
              Add:  credit losses on previously impaired securities.......       (1.0)            (1.0)
              Less:  increases in cash flows expected on previously
                impaired securities.......................................        -                -
                                                                               ------           ------

         Credit losses on actively managed fixed maturity securities,
           end of period..................................................     $(10.0)          $(10.0)
                                                                               ======           ======

                                       40

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

     The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2009 (dollars in millions):

                                           Less than 12 months       12 months or greater              Total
                                        -----------------------     ----------------------    ----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   18.5     $  (2.7)    $    1.5    $     (.2)     $    20.0    $    (2.9)

     States and political subdivisions.       99.5        (7.3)       255.9        (48.5)         355.4        (55.8)

     Debt securities issued by
        foreign governments............        -           -            7.2          (.9)           7.2          (.9)

     Corporate securities..............    1,704.5      (129.0)     7,207.3     (1,118.8)       8,911.8     (1,247.8)

     Asset-backed securities...........       28.5        (1.8)       190.4        (96.0)         218.9        (97.8)
     Collateralized debt obligations...       59.7       (11.3)        36.9        (15.3)          96.6        (26.6)
     Commercial mortgage-backed
        securities.....................       97.0        (5.0)       550.9       (213.5)         647.9       (218.5)
     Mortgage pass-through securities..        4.7         (.1)         -            -              4.7          (.1)
     Collateralized mortgage
        obligations....................      387.2       (16.0)       839.4       (322.8)       1,226.6       (338.8)
                                          --------     -------     --------    ---------      ---------    ---------
     Total actively managed
        fixed maturities...............   $2,399.6     $(173.2)    $9,089.5    $(1,816.0)     $11,489.1    $(1,989.2)
                                          ========     =======     ========    =========      =========    =========

     Equity securities.................       $5.6       $(1.8)       $  -         $  -            $5.6        $(1.8)
                                              ====       =====        =====        =====           ====        =====

     Based on management's current assessment of investments with unrealized losses at June 30, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     INVESTMENT IN A VARIABLE INTEREST ENTITY

     The Company has an investment in a special purpose entity that is a VIE under FIN 46 (R). The following is a description of our significant investment in a VIE:

     Fall Creek CLO Ltd. ("Fall Creek") is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017. The Company has no further commitments to Fall Creek. The carrying value of our investment in Fall Creek was $75.2 million and $83.5 million at June 30, 2009 and December 31, 2008, respectively.

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

     For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes. These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs. Approximately 4 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively. The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs. For these securities, we use internally developed valuations. Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market. For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate. The pricing matrix utilizes a spread level to determine the market price for a security. The credit spread generally incorporates the issuer's credit rating and other factors relating to the issuer's industry and the security's maturity. In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

     Privately placed securities are classified as Level 3 as a result of the lack of market-observable external ratings from independent third party rating agencies, which are used as inputs to our valuation models. When valuing these securities, spreads above the risk-free rate are determined based on comparisons to securities that are rated by independent third party rating agencies. Privately placed securities classified as Level 3 comprise approximately 80 percent of our actively managed fixed maturities classified as Level 3. When valuing these securities, the Company utilizes ratings that are generally consistent with ratings assigned by the National Association of Insurance Commissioners which are updated annually. The remaining securities classified in the Level 3 category are primarily valued based on non-binding broker quotes or internally developed models using estimated future cash flows. In general, management's best estimate of future cash flows for the applicable securities classified as Level 3 have not changed from December 31, 2008. We recognized other-than-temporary impairments on securities classified as Level 3 investments of $10.1 million (including $3.4 million of impairment losses recognized through accumulated other comprehensive loss) during the first six months of 2009.

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

     The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at June 30, 2009 is as follows (dollars in millions):

                                               Quoted prices
                                             in active markets Significant other   Significant
                                           for identical assets   observable      unobservable
                                              or liabilities        inputs           inputs
                                                 (Level 1)         (Level 2)        (Level 3)           Total
                                                 ---------         ---------        ---------           -----
Assets:
   Actively managed fixed maturities........       $298.2          $14,581.5          $1,996.5         $16,876.2
   Equity securities........................          1.9                -                30.4              32.3
   Trading securities.......................          9.8              246.4               2.7             258.9
   Securities lending collateral............          -                157.7              42.0             199.7
   Other invested assets....................          -                 92.4 (a)            .9 (b)          93.3
   Assets held in separate accounts.........          -                 18.5               -                18.5

Liabilities:
   Liabilities for insurance products:
     Embedded derivative instruments........          -                  -               406.6 (c)         406.6

-------------
     (a)  Includes corporate-owned life insurance and derivatives.
     (b)  Includes equity-like holdings in special-purpose entities.
     (c) Includes $402.2 million of embedded derivatives associated with our equity-indexed annuity products and $4.4 million of embedded derivatives associated with a modified coinsurance agreement.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

       The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and six months ended June 30, 2009 (dollars in millions):

                                                                                                     Embedded derivative
                                               Actively                           Securities   Other instruments included
                                             managed fixed  Equity      Trading     lending  invested in liabilities for
                                              maturities  securities  securities  collateral  assets  insurance products
                                              ----------  ----------  ----------  ----------  ------  ------------------
Assets:
   Beginning balance as of
         March 31, 2009.....................   $1,951.7      $32.5        $2.7       $35.5     $ 2.8         $(404.0)
     Purchases, sales, issuances and
       settlements, net.....................       58.0        -           -           -         -             (16.0)
     Total realized and unrealized
       gains (losses):
         Included in net loss...............       (1.0)       -            .4         (.7)      -              13.4
         Included in other comprehensive
           income (loss)....................       16.2        (.9)        -            .2      (1.9)            -
     Transfers into Level 3.................        -          -           -           7.0       -               -
     Transfers out of Level 3(a)............      (28.4)      (1.2)        (.4)        -         -               -
                                               --------      -----        ----       -----     -----         -------

   Ending balance as of June 30, 2009.......   $1,996.5      $30.4        $2.7       $42.0     $  .9         $(406.6)
                                               ========      =====        ====       =====     =====         =======

   Amount of total gains (losses) for the three
     months ended June 30, 2009
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................      $(1.0)     $ -          $ -        $ (.7)    $ -             $13.4
                                                  =====      =====        ====       =====     =====           =====

                                                                                                      Embedded derivative
                                               Actively                           Securities   Other  instruments included
                                             managed fixed  Equity      Trading     lending  invested  in liabilities for
                                              maturities  securities  securities  collateral  assets   insurance products
                                              ----------  ----------  ----------  ----------  ------   ------------------
Assets:
   Beginning balance as of
         December 31, 2008..................   $1,876.1      $32.4        $2.7       $48.1     $ 2.3         $(437.2)
     Purchases, sales, issuances and
       settlements, net.....................       81.6        (.3)        -          (7.0)      -              19.1
     Total realized and unrealized
       gains (losses):
         Included in net loss...............       (6.7)        -          -           (.9)     (3.4)           11.5
         Included in other comprehensive
           income (loss)....................       66.9       (1.7)        -            .1       2.0             -
     Transfers into Level 3.................        5.2         -          -           1.7       -               -
     Transfers out of Level 3(a)............      (26.6)        -          -           -         -               -
                                               --------      -----        ----       -----     -----         -------

   Ending balance as of June 30, 2009.......   $1,996.5      $30.4        $2.7       $42.0     $  .9         $(406.6)
                                               ========      =====        ====       =====     =====         =======

   Amount of total gains (losses) for the six
     months ended June 30, 2009
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................      $(6.7)     $ -          $ -         $(.9)    $(3.4)          $11.5
                                                  =====      =====        ====        ====     =====           =====

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and six months ended June 30, 2008 (dollars in millions):

                                                                                                      Embedded derivative
                                               Actively                           Securities   Other instruments included
                                             managed fixed  Equity      Trading     lending  invested in liabilities for
                                              maturities  securities  securities  collateral  assets  insurance products
                                              ----------  ----------  ----------  ----------  ------  ------------------
Assets:
   Beginning balance as of
       March 31, 2008.......................   $2,106.1       $34.4      $ 9.4      $100.9     $ 4.3         $(365.9)
     Purchases, sales, issuances and
       settlements, net.....................      (35.9)        -         (3.9)        -        (1.4)            8.1
     Total realized and unrealized gains (losses):
       Included in net loss.................      (14.4)        -          (.1)        -          .9            (4.1)
       Included in other comprehensive
         income (loss)......................      (75.3)        (.1)       -          (1.3)      1.4             -
     Transfers into Level 3.................       29.9         -          -           -         -               -
     Transfers out of Level 3(a)............      (56.4)        -          (.5)      (17.8)      -                       -
                                               --------       -----      -----      ------     -----         -------

   Ending balance as of June 30, 2008.......   $1,954.0       $34.3      $ 4.9      $ 81.8     $ 5.2         $(361.9)
                                               ========       =====      =====      ======     =====         =======

   Amount of total gains (losses) for the three
     months ended June 30, 2008
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................     $(12.9)      $ -        $(.1)      $  -       $  -            $(4.1)
                                                 ======       =====      ====       ======     =====           =====

                                                                                                      Embedded derivative
                                               Actively                           Securities   Other  instruments included
                                             managed fixed  Equity      Trading     lending  invested  in liabilities for
                                              maturities  securities  securities  collateral  assets   insurance products
                                              ----------  ----------  ----------  ---------- -------- --------------------
Assets:
   Beginning balance as of
       December 31, 2007....................   $1,924.3       $34.5      $11.8      $105.7     $ 4.3         $(354.6)
     Purchases, sales, issuances and
       settlements, net.....................      153.3         -         (5.5)        -        (1.4)           22.1
     Total realized and unrealized gains (losses):
       Included in net loss.................      (28.1)        -          (.9)        -          .9           (29.4)
       Included in other comprehensive
         income (loss)......................      (69.0)        (.2)       -          (4.2)      1.4             -
     Transfers into Level 3.................       29.9         -          -           -         -               -
     Transfers out of Level 3(a)............      (56.4)        -          (.5)      (19.7)      -               -
                                               --------       -----      -----      ------     -----         -------

   Ending balance as of June 30, 2008.......   $1,954.0       $34.3      $ 4.9      $ 81.8     $ 5.2         $(361.9)
                                               ========       =====      =====      ======     =====         =======

   Amount of total gains (losses) for the six
     months ended June 30, 2008
     included in our net loss relating to assets
     and liabilities still held as of the
     reporting date.........................     $(17.7)      $ -         $(.7)      $ -       $ -            $(29.4)
                                                 ======       =====       ====       =====     =====          ======

--------------
     (a) Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     At June 30, 2009, 83 percent of our Level 3 actively managed fixed maturities were investment grade and 93 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

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

     We review the fair value hierarchy classifications each reporting period. Transfers in and/or (out) of Level 3 in the three and six months ended June 30, 2009 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

                         CONSECO, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               -------------------

     The estimated fair values of our financial instruments at June 30, 2009 and December 31, 2008, were as follows (dollars in millions):

                                                                              June 30, 2009           December 31, 2008
                                                                         ---------------------     ---------------------
                                                                         Carrying         Fair      Carrying       Fair
                                                                          Amount          Value      Amount        Value
                                                                          ------          -----      ------        -----
Financial assets:
   Actively managed fixed maturities...............................      $16,876.2     $16,876.2     $15,277.0   $15,277.0
   Equity securities...............................................           32.3          32.3          32.4        32.4
   Mortgage loans..................................................        2,094.1       1,791.4       2,159.4     2,122.1
   Policy loans....................................................          361.9         361.9         363.5       363.5
   Trading securities..............................................          258.9         258.9         326.5       326.5
   Securities lending collateral...................................          259.9         259.9         393.7       393.7
   Other invested assets...........................................          131.6         131.6          95.0        95.0
   Cash and cash equivalents.......................................          885.0         885.0         899.3       899.3

Financial liabilities:
   Insurance liabilities for interest-sensitive
     products (a)..................................................       13,124.1      13,124.1     $13,332.8   $13,332.8
   Investment borrowings...........................................          747.6         747.6         767.5       767.5
   Notes payable - direct corporate obligations....................        1,259.3         796.2       1,311.5       777.3

--------------------
     (a) The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at June 30, 2009 and December 31, 2008. This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

                          CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated financial condition of Conseco at June 30, 2009, and the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco's products and trends in Conseco's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information. The "Risk Factors" section of our 2008 Annual Report on Form 10-K as well as the material changes to the risk factors included in "Part II, Item 1A. Risk Factors" of this Form 10-Q for the quarterly period ended June 30, 2009, provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

     o the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on its value;

     o    changes in accounting principles and the interpretation thereof;

     o our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems;

     o performance and valuation of our investments, including the impact of realized losses (including other-than-

                          CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          temporary impairment charges);

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

     o our ability to achieve eventual upgrades of the financial strength ratings of Conseco and our insurance company subsidiaries as well as the impact of rating downgrades on our business and our ability to access capital;

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

     We manage our business through the following: three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments. Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off. The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses. Such segment had consisted of: (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance. As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", a substantial portion of the long-term care business in the former other business in run-off segment is presented as discontinued operations in our consolidated financial statements for the three and six months ended June 30, 2008. Accordingly, we have restated all prior year segment disclosures to conform to the Company's current operating segments. Our segments are described below:

     o Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     o Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through professional independent producers (some of whom sell one or more of Conseco Insurance Group's product lines exclusively). This segment markets its products under the "Conseco" and "Washington National" brand names. Conseco Insurance Group includes the business of Conseco Health Insurance Company ("Conseco Health"), Conseco Life, Conseco Insurance Company and Washington National. This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

     CRITICAL ACCOUNTING POLICIES

     Refer to "Critical Accounting Policies" in Conseco's 2008 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements. The following is provided to supplement and update the previously provided disclosures:

     Value of Policies Inforce at the Effective Date and Cost of Policies Produced - persistency rates related to our major blocks of business

     The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

                                                                        Years ended
                                                                        December 31,
                                                                        ------------           Six months ended
                                                                      2007         2008        June 30, 2009(3)
                                                                      ----         ----        -------------
         Bankers Life:
              Medicare supplement (1)..........................       83.5%        83.7%          81.2% (4)
              Long-term care (1)...............................       91.0         90.4           87.4 (5)
              Equity-indexed annuities (2).....................       87.1         88.0           86.2 (6)
              Other annuities (2)..............................       84.0         84.3           85.2 (7)
              Life (1).........................................       87.7         87.3           87.4 (8)

         Colonial Penn:
              Life (1).........................................       87.3         86.0           86.2 (8)

         Conseco Insurance Group:
              Medicare supplement (1)..........................       75.6         77.8           77.4 (4)
              Long-term care (1)...............................       92.7         92.1           91.9 (8)
              Specified disease (1)............................       91.9         90.3           90.4 (8)
              Equity-indexed annuities (2).....................       91.4         86.5           76.0 (9)
              Other annuities (2)..............................       89.5         80.6           93.5 (8)
              Life (1).........................................       93.7         93.4           92.9 (8)

------------
     (1)  Based on number of inforce policies.
     (2)  Based on the percentage of the inforce block persisting.
     (3)  Annualized rate.
     (4) Persistency rates on Medicare supplement business are typically lower in the first six months of each calendar year, as policyholders more frequently change insurance companies during the early part of each year. Adjusting for

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          seasonality, the persistency rates during the first six months of 2009 are slightly higher than our expectations for these blocks.
     (5) Bankers Life has been implementing premium rate increases on certain policies in this block. Some policyholders have chosen to lapse their policies rather than pay the increased premium rate. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankers Life - Insurance Policy Benefits" for additional information.
     (6) We have noted a slight decrease in persistency rates for Bankers Life's equity-indexed annuity products during the first six months of 2009. We believe this decrease is related to a change in consumer preference to fixed rate annuities given volatility in the equity markets in recent periods. This decrease was more than offset by increased persistency in other annuity products. (See note 7 below). These equity-indexed annuity policies do not have the market value adjustment feature included in certain equity-indexed annuities sold by our Conseco Insurance Group segment. (See note 9 below).
     (7) We have noted an increase in persistency rates for other annuity products (consisting primarily of fixed rate annuity policies). We believe this increase is related to the lack of competing investment products which would offer higher returns for consumers.
     (8)  These persistency rates are generally in line with our expectations.
     (9) This block of business has experienced higher than anticipated surrenders during the first six months of 2009 and we expect higher surrenders in future periods. The annuities which are experiencing higher surrenders have a market value adjustment ("MVA") feature, which effectively reduced (or in some cases eliminated) the charges paid upon the surrender of these policies as the 10-year treasury rate dropped to historic lows. The impact of both the historical experience and projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conseco Insurance Group - Amortization Related to Operations" for additional information.

     Liabilities for Insurance Products - reserves for the future payment of long-term care policy claims

     We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. For example, our long-term care policy claims may be paid over a long period of time and, therefore, loss estimates have a higher degree of uncertainty. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business of Senior Health and Washington National. The long-term care business of Senior Health was transferred to an independent trust in 2008 and Conseco no longer has any liability for this business. Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims). We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual. As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in the second quarter of 2009 related to our long-term care business (in both our Bankers Life and Conseco Insurance Group segments) would result in a decrease in our earnings of approximately $8 to $16 million. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

     Valuation Allowance for Deferred Taxes

     Pursuant to SFAS 109, concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years. Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2008, we have incurred a

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings. However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust". In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor. We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

     In order to support the utilization of the tax benefits of NOLs that do not have an offsetting valuation allowance, we project future taxable income based on our historical earnings adjusted for the items described in the previous paragraph. Based on these projections, we must generate approximately $160 million of taxable income in 2009 and approximately $215 million for each year thereafter through 2018 in order to utilize the tax benefits of our NOLs which expire through that date. The taxable income requirements are substantially comprised of life insurance income, as the potential tax benefits related to our non-life NOLs are substantially offset by a valuation allowance. Our taxable income for the six months ended June 30, 2009 was $83.7 million, and we expect our future taxable income to be adequate to utilize the remaining NOLs. The projections of future taxable income used to support the recovery of our net operating loss carryforwards do not anticipate the use of any tax planning strategies that we would consider to avoid a tax benefit from expiring.

     RESULTS OF OPERATIONS

     The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Income (loss) before net realized investment gains
  (losses), net of related amortization and income
  taxes (a non-GAAP measure) (a):
    Bankers Life...............................................      $ 63.3        $ 34.6        $108.0        $ 63.7
    Colonial Penn..............................................        11.0           8.3          16.1          12.0
    Conseco Insurance Group....................................        21.2          32.3          52.4          55.6
    Corporate operations.......................................       (32.7)        (32.3)        (64.6)        (57.5)
                                                                     ------        ------        ------        ------

                                                                       62.8          42.9         111.9          73.8
                                                                     ------        ------        ------        ------
Net realized investment gains (losses), net of related
  amortization:
    Bankers Life...............................................       (13.3)        (10.2)        (15.7)        (27.0)
    Colonial Penn..............................................         1.1            .7           1.2            .1
    Conseco Insurance Group....................................        (3.2)        (13.4)          -           (22.2)
    Corporate operations.......................................         2.2          (3.9)         (5.6)        (20.5)
                                                                     ------        ------        ------        ------

                                                                      (13.2)        (26.8)        (20.1)        (69.6)
                                                                     ------        ------        ------        ------
Income (loss) before income taxes:
    Bankers Life...............................................        50.0          24.4          92.3          36.7
    Colonial Penn..............................................        12.1           9.0          17.3          12.1
    Conseco Insurance Group....................................        18.0          18.9          52.4          33.4
    Corporate operations.......................................       (30.5)        (36.2)        (70.2)        (78.0)
                                                                     ------        ------        ------        ------

       Income (loss) before income taxes.......................      $ 49.6        $ 16.1        $ 91.8        $  4.2
                                                                     ======        ======        ======        ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Bankers Life (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Premium collections:
     Annuities...................................................  $   275.4      $   261.1      $   577.5    $   489.8
     Supplemental health.........................................      422.0          470.8          845.8        906.3
     Life........................................................       55.3           53.8          104.2        101.8
                                                                   ---------      ---------      ---------    ---------

       Total collections.........................................  $   752.7      $   785.7      $ 1,527.5    $ 1,497.9
                                                                   =========      =========      =========    =========

Average liabilities for insurance products:
     Annuities:
       Mortality based...........................................  $   250.7      $   253.2      $   251.8    $   251.8
       Equity-indexed............................................    1,464.4        1,147.1        1,445.4      1,095.3
       Deposit based.............................................    4,754.7        4,419.8        4,716.4      4,432.9
     Health......................................................    4,090.0        3,848.8        4,070.2      3,808.4
     Life:
       Interest sensitive........................................      399.4          382.8          398.5        381.4
       Non-interest sensitive....................................      415.0          351.0          405.8        343.5
                                                                   ---------      ---------      ---------    ---------

         Total average liabilities for insurance
           products, net of reinsurance ceded....................  $11,374.2      $10,402.7      $11,288.1    $10,313.3
                                                                   =========      =========      =========    =========

Revenues:
     Insurance policy income.....................................     $497.6         $543.4       $  989.1     $1,040.4
     Net investment income:
       General account invested assets...........................      160.2          153.5          315.6        302.9
       Equity-indexed products...................................       (2.5)         (17.5)         (16.0)       (34.8)
       Other special-purpose portfolios..........................        5.9            (.8)           6.2         (3.6)
     Fee revenue and other income................................        1.6            2.1            3.0          3.7
                                                                      ------         ------       --------     --------

         Total revenues..........................................      662.8          680.7        1,297.9      1,308.6
                                                                      ------         ------       --------     --------

Expenses:
     Insurance policy benefits...................................      422.9          497.2          852.5        932.1
     Amounts added to policyholder account balances:
       Annuity products and interest-sensitive life products
         other than equity-indexed products......................       48.2           43.5           94.1         87.7
       Equity-indexed products...................................       16.0           (6.3)           7.7         (5.7)
     Amortization related to operations..........................       63.1           66.6          138.7        141.6
     Other operating costs and expenses..........................       49.3           45.1           96.9         89.2
                                                                      ------         ------       --------     --------

         Total expenses..........................................      599.5          646.1        1,189.9      1,244.9
                                                                      ------         ------       --------     --------

Income before net realized investment losses, net of related
   amortization and income taxes.................................       63.3           34.6          108.0         63.7
                                                                      ------         ------       --------     --------

     Net realized investment losses..............................      (14.9)         (12.1)         (16.8)       (31.4)
     Amortization related to net realized investment losses......        1.6            1.9            1.1          4.4
                                                                      ------         ------       --------     --------

         Net realized investment losses, net of related
           amortization .........................................      (13.3)         (10.2)         (15.7)       (27.0)
                                                                      ------         ------       --------     --------

Income before income taxes.......................................     $ 50.0         $ 24.4       $   92.3     $   36.7
                                                                      ======         ======       ========     ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits................................     $382.6        $453.0         $772.7       $843.1
       Benefit ratio (a)........................................      87.7%         93.3%          88.3%        91.4%

     Medicare supplement:
       Insurance policy benefits................................     $113.6        $112.4         $229.6       $216.7
       Benefit ratio (a)........................................      68.6%         71.3%          69.4%        67.9%

     PDP and PFFS:
       Insurance policy benefits................................     $112.2        $161.3         $227.9       $272.8
       Benefit ratio (a)........................................      94.3%         94.0%          94.4%        94.0%

     Long-term care:
       Insurance policy benefits................................     $156.8        $179.3         $315.2       $353.6
       Benefit ratio (a)........................................     103.2%        114.7%         104.1%       113.1%
       Interest-adjusted benefit ratio (b)......................      66.4%         81.4%          67.5%        80.2%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $55.8 million and $52.1 million in the three months ended June 30, 2009 and 2008, respectively, and $110.8 million and $103.0 million in the six months ended June 30, 2009 and 2008, respectively.

     Total premium collections were $752.7 million in the second quarter of 2009, down 4.2 percent from 2008, and were $1,527.5 million in the first six months of 2009, up 2.0 percent from 2008. Premium collections include $111.9 million and $162.4 million in the second quarters of 2009 and 2008, respectively, and $231.1 million and $278.8 million in the first six months of 2009 and 2008, respectively, of premiums collected pursuant to the quota-share agreements with Coventry.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Effective December 31, 2008, we terminated two group policy quota-share agreements with Coventry and terminated a third group policy quota-share agreement effective June 30, 2009. See "Premium Collections" for further analysis of Bankers Life's premium collections.

     Average liabilities for insurance products, net of reinsurance ceded were $11.4 billion in the second quarter of 2009, up 9.3 percent from 2008, and were $11.3 billion in the first six months of 2009, up 9.5 percent from 2008. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $118.9 million and $171.5 million in the second quarters of 2009 and 2008, respectively, and $241.5 million and $290.2 million in the six months ended June 30, 2009 and 2008, respectively, of premium income from the quota-share agreements with Coventry. Effective December 31, 2008, we terminated two group policy quota-share agreements with Coventry and terminated a third group policy quota-share agreement effective June 30, 2009.

     Net investment income on general account invested assets (which excludes income on policyholder accounts) was $160.2 million in the second quarter of 2009, up 4.4 percent from 2008, and was $315.6 million in the first six months of 2009, up 4.2 percent from 2008. The average balance of general account invested assets was $11.3 billion and $10.5 billion in the second quarters of 2009 and 2008, respectively. The average yield on these assets was 5.68 percent and 5.86 percent in the second quarters of 2009 and 2008, respectively. The average balance of general account invested assets was $11.2 billion and $10.4 billion in the first six months of 2009 and 2008, respectively. The average yield on these assets was 5.63 percent and 5.81 percent in the first six months of 2009 and 2008, respectively. The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods. The reduction in average yield reflects a higher amount of investments in shorter-term investments with lower yields in the first six months of 2009.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $7.0 million and $(14.0) million in the second quarters of 2009 and 2008, respectively, and were $(3.9) million and $(35.1) million in the first six months of 2009 and 2008, respectively. Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(9.5) million and $(3.5) million in the second quarters of 2009 and 2008, respectively, and was $(12.1) million and $.3 million in the first six months of 2009 and 2008, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

     Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $3.0 million and $(.8) million in the second quarters of 2009 and 2008, respectively, and $3.3 million and $(3.6) million in the six months ended June 30, 2009 and 2008, respectively. We also recognized a death benefit of $2.9 million in the second quarter of 2009.

     Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The Medicare supplement business consists of both individual and group policies. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $1.3 million and $1.4 million in the first six months of 2009 and 2008, respectively. Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 69.8 percent and 68.3 percent in the first six months of 2009 and 2008, respectively.

     The insurance policy benefits on our prescription drug plan ("PDP") and PFFS business result from our quota-share reinsurance agreements with Coventry. We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007. During 2007 and 2008, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under three group policies. In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009. Coventry has decided to cease selling PFFS plans effective January 1, 2010. On July 22, 2009, Bankers Life announced a strategic alliance under which it will offer Humana's Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales. Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.

     The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets. The benefit ratio on this business has increased over the last year, consistent with the aging of this block. In addition, the older policies have not lapsed at the rate we assumed in our pricing. The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 103.2 percent and 114.7 percent in the second quarters of 2009 and 2008, respectively, and 104.1 percent and 113.1 percent in the first six months of 2009 and 2008, respectively. The interest-adjusted benefit ratio on this business was 66.4 percent and 81.4 percent in the second quarters of 2009 and 2008, respectively, and 67.5 percent and 80.2 percent in the first six months of 2009 and 2008, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $1.5 million and $4.6 million in the first six months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 103.6 percent and 111.7 percent in the first six months of 2009 and 2008, respectively. The benefit ratio for the first six months of 2009 reflected a reduction in liabilities for insurance products of approximately $22.0 million ($11.8 million in the second quarter of 2009) due to our estimates of: (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase. The aforementioned reduction in liabilities was partially offset by increased amortization of insurance intangibles of $2.9 million ($1.2 million in the second quarter of 2009) resulting from the increase in lapses. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

     As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block. As an alternative to the rate increase, policyholders were offered the option: (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received. We have received all expected regulatory approvals and have implemented these rate increases. In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases, however, non-forfeiture benefits were only offered in accordance with the terms of the policy. The policies in this round represent approximately 25 percent of the inforce block. As of June 30, 2009, all such filings had been submitted for regulatory approval, and approximately 65 percent of the expected rate increases had been approved by regulators and implemented. Remaining approvals and implementations are expected to occur over the next three months. Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008, however, non-forfeiture benefits were only offered in accordance with the terms of the policy. The remaining approvals and implementations of the expected rate increases on such block are expected to occur by the end of 2009.

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $48.2 million in the second quarter of 2009, up 11 percent from 2008, and were $94.1 million in the first six months of 2009,

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

up 7.3 percent from 2008. The weighted average crediting rate for these products was 3.7 percent and 3.6 percent in the second quarters of 2009 and 2008, respectively, and 3.7 percent and 3.6 percent in the first six months of 2009 and 2008, respectively.

     Amounts added to equity-indexed products based on change in value of the indices fluctuated with the corresponding related investment income accounts described above.

     Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:
(i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Bankers Life's amortization expense was $63.1 million and $66.6 million in the second quarters of 2009 and 2008, respectively, and was $138.7 million and $141.6 million in the first six months of 2009 and 2008, respectively. We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest. During the first six months of 2009, amortization expense related to annuities issued in 2008 and 2009 decreased by $3.7 million due to this limitation. During the first six months of 2008, we experienced higher lapses than we anticipated on our Medicare supplement products. These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first six months of 2008 (none of which was recognized in the second quarter of 2008). We believe such increases were partially related to competition from Medicare Advantage products.

     Other operating costs and expenses in our Bankers Life segment were $49.3 million in the second quarter of 2009, up 9.3 percent from 2008, and were $96.9 million in the first six months of 2009, up 8.6 percent from 2008. Other operating costs and expenses include the following (dollars in millions):

                                                                       Three months ended         Six months ended
                                                                            June 30,                  June 30,
                                                                       -------------------       ------------------
                                                                       2009           2008       2009          2008
                                                                       ----           ----       ----          ----
       Expenses related to the marketing and quota-share
          agreements with Coventry..............................      $ 6.7          $11.3      $14.7           $19.7
       Commission expense.......................................        4.6            5.5        8.6            10.4
       Other operating expenses.................................       38.0           28.3       73.6            59.1
                                                                      -----          -----      -----           -----

          Total.................................................      $49.3          $45.1      $96.9           $89.2
                                                                      =====          =====      =====           =====

     Net realized investment losses fluctuate each period. During the first six months of 2009, net realized investment losses in this segment included $44.5 million of net gains from the sales of investments (primarily fixed maturities) and $61.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($78.0 million, prior to the $16.7 million of impairment losses recognized through accumulated other comprehensive loss). During the first six months of 2008, net realized investment losses in this segment included $3.6 million of net gains from the sales of investments (primarily fixed maturities) and $35.0 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.6 million and $1.9 million in the second quarters of 2009 and 2008, respectively, and $1.1 million and $4.4 million in the first six months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Colonial Penn (dollars in millions)

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Premium collections:
     Life......................................................      $ 45.8         $ 43.8       $ 92.8         $ 86.7
     Supplemental health.......................................         2.1            2.3          4.0            4.6
                                                                     ------         ------       ------         ------

       Total collections.......................................      $ 47.9         $ 46.1       $ 96.8         $ 91.3
                                                                     ======         ======       ======         ======

Average liabilities for insurance products:
     Annuities-mortality based.................................      $ 82.1         $ 86.5       $ 82.7         $ 86.9
     Health....................................................        19.2           20.9         19.4           21.2
     Life:
         Interest sensitive....................................        23.3           25.1         23.7           25.1
         Non-interest sensitive................................       569.1          561.9        568.9          561.6
                                                                     ------         ------       ------         ------

           Total average liabilities for insurance
              products, net of reinsurance ceded...............      $693.7         $694.4       $694.7         $694.8
                                                                     ======         ======       ======         ======

Revenues:
     Insurance policy income...................................      $ 52.7         $ 47.5       $ 99.8         $ 91.9
     Net investment income:
       General account invested assets.........................         9.8           10.1         19.6           19.8
       Trading account income related to reinsurer
         accounts..............................................         -              -            -              (.5)
     Fee revenue and other income..............................          .2             .5           .4             .8
                                                                     ------         ------       ------         ------

         Total revenues........................................        62.7           58.1        119.8          112.0
                                                                     ------         ------       ------         ------

Expenses:
     Insurance policy benefits.................................        36.0           35.5         72.1           70.5
     Amounts added to annuity and interest-sensitive life
         product account balances..............................          .2             .3           .5             .6
     Amortization related to operations........................         8.0            7.4         16.4           14.8
     Other operating costs and expenses........................         7.5            6.6         14.7           14.1
                                                                     ------         ------       ------         ------

         Total expenses........................................        51.7           49.8        103.7          100.0
                                                                     ------         ------       ------         ------

Income before net realized investment gains and
   income taxes................................................        11.0            8.3         16.1           12.0

       Net realized investment gains...........................         1.1             .7          1.2             .1
                                                                     ------         ------       ------         ------

Income before income taxes.....................................      $ 12.1         $  9.0       $ 17.3         $ 12.1
                                                                     ======         ======       ======         ======

     Total premium collections were $47.9 million in the second quarter of 2009, up 3.9 percent from 2008, and were $96.8 million in the first six months of 2009, up 6.0 percent from 2008. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. In the second quarter of 2009, insurance policy income includes the recognition of a $3 million final distribution and commutation amount following the termination of a group insurance pool

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

that Colonial Penn previously participated in. The increase in the 2009 periods also reflects the growth in this segment. See "Premium Collections" for further analysis.

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.8 million in the second quarter of 2009, down 3.0 percent from 2008, and was $19.6 million in the first six months of 2009, down 1.0 percent from 2008. The average balance of general account invested assets was $660.5 million and $679.2 million in the second quarters of 2009 and 2008, respectively. The average yield on these assets was
5.93 percent and 5.92 percent in the second quarters of 2009 and 2008, respectively. The average balance of general account invested assets was $660.4 million and $679.1 million in the first six months of 2009 and 2008, respectively. The average yield on these assets was 5.93 percent and 5.83 percent in the first six months of 2009 and 2008, respectively.

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

     Other operating costs and expenses in our Colonial Penn segment increased 14 percent, to $7.5 million, in the second quarter of 2009, and 4.3 percent to $14.7 million, in the first six months of 2009, as compared to the same periods in 2008.

     Net realized investment gains (losses) fluctuate each period. During the first six months of 2009, net realized investment gains in this segment included $4.7 million of net gains from the sales of investments (primarily fixed maturities) and $3.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.7 million, prior to the $.2 million of impairment losses recognized through accumulated other comprehensive loss). During the first six months of 2008, net realized investment gains in this segment included $1.0 million of net gains from the sales of investments (primarily fixed maturities) and $.9 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Conseco Insurance Group (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Premium collections:
     Annuities...................................................  $   22.3       $   37.1     $   41.8       $   78.7
     Supplemental health.........................................     149.3          153.2        295.5          311.7
     Life........................................................      62.4           66.9        126.8          138.8
                                                                   --------       --------     --------       --------

       Total collections.........................................  $  234.0       $  257.2     $  464.1       $  529.2
                                                                   ========       ========     ========       ========

Average liabilities for insurance products:
     Annuities:
       Mortality based...........................................  $  215.8       $  221.1     $  216.5       $  222.3
       Equity-indexed............................................     773.6          895.9        805.1          892.9
       Deposit based.............................................     669.6          767.5        679.2          778.0
       Separate accounts.........................................      17.7           24.8         17.6           25.5
     Health......................................................   3,003.5        2,989.6      2,997.7        2,983.8
     Life:
       Interest sensitive........................................   2,860.8        2,954.3      2,883.5        2,958.6
       Non-interest sensitive....................................   1,344.9        1,402.7      1,352.6        1,411.7
                                                                   --------       --------     --------       --------

         Total average liabilities for insurance products,
           net of reinsurance ceded..............................  $8,885.9       $9,255.9     $8,952.2       $9,272.8
                                                                   ========       ========     ========       ========

Revenues:
   Insurance policy income.......................................  $  241.0       $  239.1     $  485.2       $  482.8
   Net investment income:
     General account invested assets.............................     138.5          147.3        281.9          296.7
     Equity-indexed products.....................................       (.4)         (10.0)        (7.4)         (20.5)
     Trading account income related to policyholder and
       reinsurer accounts........................................       5.7            (.1)         3.4           (4.3)
     Change in value of embedded derivatives related to
       modified coinsurance agreements...........................      (2.7)           1.5         (2.5)           2.9
   Fee revenue and other income..................................        .4             .5          1.1            1.3
                                                                   --------       --------     --------       --------

       Total revenues............................................     382.5          378.3        761.7          758.9
                                                                   --------       --------     --------       --------

Expenses:
   Insurance policy benefits.....................................     215.1          208.6        429.2          417.7
   Amounts added to policyholder account balances:
     Annuity products and interest-sensitive life products
       other than equity-indexed products........................      35.8           37.9         71.8           78.4
     Equity-indexed products.....................................       6.9            (.8)         6.7            2.3
   Amortization related to operations............................      33.8           31.2         70.6           61.4
   Interest expense on investment borrowings.....................       5.2            5.5         10.4           11.3
   Other operating costs and expenses............................      64.5           63.6        120.6          132.2
                                                                   --------       --------     --------       --------

       Total expenses............................................     361.3          346.0        709.3          703.3
                                                                   --------       --------     --------       --------

Income before net realized investment gains (losses), net of
   related amortization and income taxes.........................      21.2           32.3         52.4           55.6
                                                                   --------       --------     --------       --------

   Net realized investment gains (losses)........................      (4.7)         (15.2)        (2.0)         (24.3)
   Amortization related to net realized investment gains (losses)       1.5            1.8          2.0            2.1
                                                                   --------       --------     --------       --------

       Net realized investment gains (losses), net of related
         amortization............................................      (3.2)         (13.4)         -            (22.2)
                                                                   --------       --------     --------       --------

Income before income taxes.......................................  $   18.0       $   18.9     $   52.4       $   33.4
                                                                   ========       ========     ========       ========

                                   (continued)

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                         (continued from previous page)

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Health benefit ratios:
     All health lines:
       Insurance policy benefits................................    $128.9         $125.2          $251.6      $250.1
       Benefit ratio (a)........................................     85.5%          81.0%           83.2%       80.2%

     Medicare supplement:
       Insurance policy benefits................................     $32.7          $36.9           $64.6       $72.2
       Benefit ratio (a)........................................     71.2%          71.9%           69.3%       68.8%

     Specified disease:
       Insurance policy benefits................................     $78.9          $73.9          $150.2      $149.1
       Benefit ratio (a)........................................     83.3%          80.4%           79.7%       81.1%
       Interest-adjusted benefit ratio (b)......................     49.7%          46.7%           46.0%       47.4%

     Long-term care:
       Insurance policy benefits................................     $14.8          $11.6           $32.2       $23.7
       Benefit ratio (a)........................................    182.2%         133.8%          196.3%      135.1%
       Interest-adjusted benefit ratio (b)......................    103.1%          57.0%          117.7%       61.7%

     Other:
       Insurance policy benefits................................      $2.5           $2.8            $4.6        $5.1
       Benefit ratio(a).........................................    120.4%         104.5%          109.5%       96.0%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the specified disease reserves was $31.9 million and $31.1 million in the three months ended June 30, 2009 and 2008, respectively, and $63.6 million and $62.0 million in the six months ended June 30, 2009 and 2008, respectively. The investment income earned on the accumulated assets backing the


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          long-term care reserves was $6.5 million and $6.7 million in the three months ended June 30, 2009 and 2008, respectively, and $12.9 million in both the first six months of 2009 and 2008.

     Total premium collections were $234.0 million in the second quarter of 2009, down 9.0 percent from 2008, and were $464.1 million in the first six months of 2009, down 12 percent from 2008. The decrease in collected premiums was primarily due to lower sales of equity-indexed annuity products and Medicare supplement products. See "Premium Collections" for further analysis.

     Average liabilities for insurance products, net of reinsurance ceded were $8.9 billion in the second quarter of 2009, down 4.0 percent from 2008, and were $9.0 billion in the first six months of 2009, down 3.5 percent from 2008, respectively. The decrease in such liabilities was primarily due to policyholder redemptions and lapses exceeding new sales.

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

     Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $138.5 million in the second quarter of 2009, down 6.0 percent from 2008, and was $281.9 million in the first six months of 2009, down 5.0 percent from 2008. The average balance of general account invested assets was $9.7 billion and $10.1 billion in the second quarters of 2009 and 2008, respectively. The average yield on these assets was
5.69 percent and 5.81 percent in the second quarters of 2009 and 2008, respectively. The average balance of general account invested assets was $9.8 billion and $10.1 billion in the first six months of 2009 and 2008, respectively. The average yield on these assets was 5.76 percent and 5.85 percent in the first six months of 2009 and 2008, respectively.

     Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products. Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment gains (losses) related to equity-indexed products were $2.3 million and $(7.4) million in the second quarters of 2009 and 2008, respectively, and were $(2.5) million and $(20.7) million in the first six months of 2009 and 2008, respectively. Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products. Such trading account income (loss) was $(2.7) million and $(2.6) million in the second quarters of 2009 and 2008, respectively, and was $(4.9) million and $.2 million in the first six months of 2009 and 2008, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products. Such income and related charges fluctuate based on the value of options embedded in the segment's equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Insurance margins (insurance policy income less insurance policy benefits) related to life products were nil and $(2.1) million in the second quarters of 2009 and 2008, respectively, and were $(4.2) million and $(1.8) million in the first six months of 2009 and 2008, respectively. Such fluctuations are primarily due to changes in mortality. Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits. Accordingly, the entire difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur. The margin in the first quarter of 2009 also reflected the release of liabilities for insurance products of $2.5 million in the first quarter of 2009 due to refinements in the calculation of such liabilities for a block of policies.

     Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

     The benefit ratios on Conseco Insurance Group's Medicare supplement products were impacted by an increase in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $4.6 million and $3.2 million in the first six months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 74.2 percent and 71.9 percent in the first six months of 2009 and 2008, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $13.3 million and $14.4 million in the second quarters of 2009 and 2008, respectively, and were $28.7 million and $32.7 million in the first six months of 2009 and 2008, respectively. Such decrease is primarily due to lower sales.

     Conseco Insurance Group's specified disease products generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $15.8 million and $18.1 million in the second quarters of 2009 and 2008, respectively, and were $38.3 million and $34.9 million in the first six months of 2009 and 2008, respectively. The fluctuation in margin is primarily related to changes in incurred claims.

     The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 182.2 percent and 133.8 percent in the second quarters of 2009 and 2008, respectively, and was 196.3 percent and 135.1 percent in the first six months of 2009 and 2008, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(1.7) million and $.7 million in the first six months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 185.9 percent and 139.1 percent in the first six months of 2009 and 2008, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

prior periods and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 103.1 percent and 57.0 percent in the second quarters of 2009 and 2008, respectively, and
117.7 percent and 61.7 percent in the first six months of 2009 and 2008, respectively. Excluding the effects of prior year claim reserve redundancies (deficiencies), our interest-adjusted benefit ratios would have been 107.3 percent and 65.7 percent in the first six months of 2009 and 2008, respectively.

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

     Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $35.8 million in the second quarter of 2009, down 5.5 percent from 2008, and were $71.8 million in the first six months of 2009, down 8.4 percent from 2008. The decrease was primarily due to a smaller block of annuity business inforce due to lapses exceeding new sales in recent periods. The weighted average crediting rate for these products was 4.1 percent in both the first six months of 2009 and 2008. In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

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

     During the first half of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities. This block of business experienced higher than anticipated surrenders during the first half of 2009 and we have increased our expected surrender assumptions in future periods. These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped to historic lows. The impact of both the historical

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even. We recognized additional amortization of approximately $10.2 million in the first six months of 2009 ($6.5 million in the second quarter of 2009), related to the actual and expected future changes in the experience of this block. We continue to hold insurance acquisition costs of approximately $70 million related to these products, which we determined are recoverable. Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

     Interest expense on investment borrowings includes $5.1 million and $5.3 million of interest expense on collateralized borrowings in the second quarters of 2009 and 2008, respectively, and $10.2 million and $11.0 million in the first six months of 2009 and 2008, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

     Other operating costs and expenses were $64.5 million in the second quarter of 2009, up 1.4 percent from 2008, and were $120.6 million in the first six months of 2009, down 8.8 percent from 2008. Other operating costs and expenses include commission expense of $19.4 million in both the second quarters of 2009 and 2008 and $37.8 million and $39.4 million in the first six months of 2009 and 2008, respectively. The decrease in expenses in the first six months of 2009 is due to lower litigation expenses and lower sales and marketing costs.

     Net realized investment gains (losses) fluctuate each period. During the first six months of 2009, net realized investment gains included $51.6 million of net gains from the sales of investments (primarily fixed maturities) and $53.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($69.9 million, prior to $16.3 million of impairment losses recognized through accumulated other comprehensive loss). During the first six months of 2008, net realized investment losses included $1.0 million of net losses from the sales of investments (primarily fixed maturities), and $23.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.5 million and $1.8 million in the second quarters of 2009 and 2008, respectively, and $2.0 million and $2.1 million in the first six months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

Corporate Operations (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Corporate operations:
    Interest expense on corporate debt..........................    $(23.9)        $(16.1)       $(37.6)       $(34.6)
    Net investment income (loss)................................       (.5)           1.2           (.5)          2.7
    Fee revenue and other income................................        .8            1.6           1.4           2.7
    Net operating results of variable interest entity...........       (.1)           1.7           (.1)          3.2
    Expenses related to debt modification.......................       -              -            (9.5)          -
    Other operating costs and expenses..........................      (9.0)         (20.7)        (18.3)        (31.5)
                                                                     -----         ------        ------        ------

      Loss before net realized investment gains (losses) and
        income taxes............................................     (32.7)         (32.3)        (64.6)        (57.5)

    Net realized investment gains (losses)......................       2.2           (3.9)         (5.6)        (20.5)
                                                                    ------         ------        ------        ------

      Loss before income taxes..................................    $(30.5)        $(36.2)       $(70.2)       $(78.0)
                                                                    ======         ======        ======        ======

     Interest expense on corporate debt was impacted by: (i) the amendment to our Second Amended Credit Facility completed on March 30, 2009; and (ii) the issuance in November 2008 of the $125 million Senior Note due November 12, 2013 (the "Senior Health Note"). Our average corporate debt outstanding was $1,304.0 million and $1,194.4 million during the first six months of 2009 and 2008, respectively. The average interest rate on our debt was 4.8 percent during both the first six months of 2009 and 2008.

     Net investment income (loss) primarily includes income earned on short-term investments, changes in the underlying value of certain investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

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

     Net realized investment losses often fluctuate each period. During the first six months of 2009, net realized investment losses included $4.6 million of net gains from the sale of investments (of which $.6 million were losses recognized by a VIE) and $10.2 million of writedowns (all of which were recognized by a VIE) due to other-than-temporary declines in value on certain securities. During the first six months of 2008, net realized investment losses in this segment included $12.4 million from the sale of investments (primarily fixed maturities) and $8.1 million of writedowns due to other-than-temporary declines in value of certain securities. All such realized investment losses and writedowns in the 2008 periods related to investments held by a VIE.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Total premium collections by segment were as follows:

Bankers Life (dollars in millions):
                                                                      Three months ended          Six months ended
                                                                            June 30,                  June 30,
                                                                      -------------------        ------------------
                                                                      2009           2008        2009          2008
                                                                      ----           ----        ----          ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year).................................    $ 90.8         $132.8     $  163.9       $  265.1
                                                                     ------         ------     --------       --------

     Other fixed (first-year)....................................     183.9          127.3        411.9          222.6
     Other fixed (renewal).......................................        .7            1.0          1.7            2.1
                                                                     ------         ------     --------       --------
       Subtotal - other fixed annuities..........................     184.6          128.3        413.6          224.7
                                                                     ------         ------     --------       --------

       Total annuities...........................................     275.4          261.1        577.5          489.8
                                                                     ------         ------     --------       --------

   Supplemental health:
     Medicare supplement (first-year)............................      21.1           19.4         40.8           38.5
     Medicare supplement (renewal)...............................     134.1          131.2        270.2          272.0
                                                                     ------         ------     --------       --------
       Subtotal - Medicare supplement............................     155.2          150.6        311.0          310.5
                                                                     ------         ------     --------       --------
     Long-term care (first-year).................................       4.7           10.6          8.9           21.6
     Long-term care (renewal)....................................     147.2          144.6        288.9          290.2
                                                                     ------         ------     --------       --------
       Subtotal - long-term care.................................     151.9          155.2        297.8          311.8
                                                                     ------         ------     --------       --------
     PDP and PFFS (first year)...................................      22.2          116.1         38.4          186.5
     PDP and PFFS (renewal)......................................      89.7           46.3        192.7           92.3
                                                                     ------         ------     --------       --------
       Subtotal - PDP and PFFS...................................     111.9          162.4        231.1          278.8
                                                                     ------         ------     --------       --------
     Other health (first-year)...................................        .7             .5          1.3             .9
     Other health (renewal)......................................       2.3            2.1          4.6            4.3
                                                                     ------         ------     --------       --------
       Subtotal - other health...................................       3.0            2.6          5.9            5.2
                                                                     ------         ------     --------       --------

       Total supplemental health.................................     422.0          470.8        845.8          906.3
                                                                     ------         ------     --------       --------

   Life insurance:
     First-year..................................................      19.4           22.5         36.2           41.0
     Renewal.....................................................      35.9           31.3         68.0           60.8
                                                                     ------         ------     --------       --------

       Total life insurance......................................      55.3           53.8        104.2          101.8
                                                                     ------         ------     --------       --------

Collections on insurance products:

     Total first-year premium collections on insurance
       products..................................................     342.8          429.2        701.4          776.2
     Total renewal premium collections on insurance
       products..................................................     409.9          356.5        826.1          721.7
                                                                     ------         ------     --------       --------

       Total collections on insurance products...................    $752.7         $785.7     $1,527.5       $1,497.9
                                                                     ======         ======     ========       ========

     Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market. Annuity collections in this segment increased 5.5 percent, to $275.4 million, in the second quarter of 2009, and 18 percent, to $577.5 million, in the first six months of 2009, as compared to the same periods in 2008. Premium collections from our equity-indexed products declined due to declines in the stock market. Premium collections from our fixed annuity products increased due to volatility in the financial markets which made these products more attractive to customers.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

     Collected premiums on Medicare supplement policies in the Bankers Life segment increased 3.1 percent, to $155.2 million, in the second quarter of 2009, and .2 percent, to $311.0 million, in the first six months of 2009, as compared to the same periods in 2008.

     Premiums collected on Bankers Life's long-term care policies decreased 2.1 percent, to $151.9 million, in the second quarter of 2009, and 4.5 percent, to $297.8 million in the first six months of 2009, as compared to the same periods in 2008. Such decrease was primarily attributable to: (i) a long-term care reinsurance agreement entered into in 2008; and (ii) rate increases in recent periods, which caused an increase in policy lapses.

     Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements with Coventry. In order to reduce the required statutory capital associated with the assumption of group PFFS business, we terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009. Fluctuations in first-year and renewal premiums are generally due to the timing of the contracts we entered into with Coventry. Coventry has decided to cease selling PFFS plans effective January 1, 2010. On July 22, 2009, the Company announced a strategic alliance under which the Bankers Life segment will offer Humana's Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales. Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment in the 2009 periods were up slightly compared to the same periods in 2008.

Colonial Penn (dollars in millions)

                                                                     Three months ended            Six months ended
                                                                           June 30,                    June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Premiums collected by product:

Life insurance:
     First-year.................................................     $ 8.4           $ 8.9        $17.6        $17.3
     Renewal....................................................      37.4            34.9         75.2         69.4
                                                                     -----           -----        -----        -----

       Total life insurance.....................................      45.8            43.8         92.8         86.7
                                                                     -----           -----        -----        -----

Supplemental health (all of which are renewal premiums):
     Medicare supplement........................................       1.9             2.1          3.6          4.2
     Other health...............................................        .2              .2           .4           .4
                                                                     -----           -----        -----        -----

       Total supplemental health................................       2.1             2.3          4.0          4.6
                                                                     -----           -----        -----        -----

Collections on insurance products:

     Total first-year premium collections on insurance
       products.................................................       8.4             8.9         17.6         17.3
     Total renewal premium collections on insurance
       products.................................................      39.5            37.2         79.2         74.0
                                                                     -----           -----        -----        -----

       Total collections on insurance products..................     $47.9           $46.1        $96.8        $91.3
                                                                     =====           =====        =====        =====

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 4.6 percent, to $45.8 million, in the second quarter of 2009, and 7.0 percent, to $92.8 million, in the first six months of 2009, compared to the same periods in 2008. Graded benefit life products sold through our direct response marketing channel accounted for $44.3 million and $42.3 million of our total collected premiums in the second quarters of 2009 and 2008, respectively, and $89.0 million and $83.8 million in the first six months of 2009 and 2008, respectively.

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

Conseco Insurance Group (dollars in millions):

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
Premiums collected by product:

   Annuities:
     Equity-indexed (first-year)................................     $ 20.5         $ 33.4       $ 38.2         $ 71.6
     Equity-indexed (renewal)...................................        1.4            2.1          2.8            3.9
                                                                     ------         ------       ------         ------
       Subtotal - equity-indexed annuities......................       21.9           35.5         41.0           75.5
                                                                     ------         ------       ------         ------
     Other fixed (first-year)...................................         .1            1.0           .2            2.0
     Other fixed (renewal)......................................         .3             .6           .6            1.2
                                                                     ------         ------       ------         ------
       Subtotal - other fixed annuities.........................         .4            1.6           .8            3.2
                                                                     ------         ------       ------         ------

       Total annuities..........................................       22.3           37.1         41.8           78.7
                                                                     ------         ------       ------         ------

   Supplemental health:
     Medicare supplement (first-year)...........................        1.9            2.3          3.4            5.1
     Medicare supplement (renewal)..............................       42.5           47.3         83.8           97.6
                                                                     ------         ------       ------         ------
       Subtotal - Medicare supplement...........................       44.4           49.6         87.2          102.7
                                                                     ------         ------       ------         ------
     Specified disease (first-year).............................       11.1            9.8         21.3           19.2
     Specified disease (renewal)................................       84.0           82.7        166.8          167.5
                                                                     ------         ------       ------         ------
       Subtotal - specified disease.............................       95.1           92.5        188.1          186.7
                                                                     ------         ------       ------         ------
     Long-term care (all of which is renewal)...................        8.0            8.8         16.4           17.6
                                                                     ------         ------       ------         ------
     Other health (all of which is renewal).....................        1.8            2.3          3.8            4.7
                                                                     ------         ------       ------         ------

       Total supplemental health................................      149.3          153.2        295.5          311.7
                                                                     ------         ------       ------         ------

   Life insurance:
     First-year.................................................         .5            1.2          1.0            1.9
     Renewal....................................................       61.9           65.7        125.8          136.9
                                                                     ------         ------       ------         ------

       Total life insurance.....................................       62.4           66.9        126.8          138.8
                                                                     ------         ------       ------         ------

Collections on insurance products:

     Total first-year premium collections on insurance
       products.................................................       34.1           47.7         64.1           99.8
     Total renewal premium collections on insurance
       products.................................................      199.9          209.5        400.0          429.4
                                                                     ------         ------       ------         ------

       Total collections on insurance products..................     $234.0         $257.2       $464.1         $529.2
                                                                     ======         ======       ======         ======

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Annuities in this segment include equity-indexed and other fixed annuities. We are no longer actively pursuing sales of annuity products in this segment. Total annuity premiums collected in this segment totaled $22.3 million in the second quarter of 2009, compared to $37.1 million in the same period of 2008, and $41.8 million in the first six months of 2009, compared to $78.7 million in the same period of 2008.

     Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term. We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices. Collected premiums for this product totaled $21.9 million in the second quarter of 2009, compared to $35.5 million in the same period of 2008, and $41.0 million in the first six months of 2009, compared to $75.5 million in the same period of 2008.

     Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products. Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

     Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 10 percent, to $44.4 million, in the second quarter of 2009, and 15 percent, to $87.2 million, in the first six months of 2009, as compared to the same periods in 2008. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

     Premiums collected on specified disease products in the 2009 periods were up slightly compared to the same periods in 2008.

     The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite. As a result, we expect this segment's long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

     Life products in the Conseco Insurance Group segment include universal life and traditional life products. Life premiums collected decreased 6.7 percent, to $62.4 million, in the second quarter of 2009, and 8.6 percent, to $126.8 million, in the first six months of 2009, compared to the same periods in 2008.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in our consolidated balance sheet between June 30, 2009 and December 31, 2008, primarily reflect: (i) our net income for the six months ended June 30, 2009; and (ii) changes in the fair value of actively managed fixed maturity securities.

     In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At June 30, 2009, we decreased the carrying value of such investments by $1.8 billion as a result of this fair value adjustment.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Our capital structure as of June 30, 2009, and December 31, 2008, was as follows (dollars in millions):

                                                                              June 30,       December 31,
                                                                                2009             2008
                                                                                ----             ----
Total capital:
    Corporate notes payable................................................  $ 1,259.3        $ 1,311.5

    Shareholders' equity:
       Common stock........................................................        1.9              1.9
       Additional paid-in capital..........................................    4,108.2          4,104.0
       Accumulated other comprehensive loss................................   (1,046.9)        (1,770.7)
       Accumulated deficit.................................................     (648.2)          (705.2)
                                                                             ---------        ---------

          Total shareholders' equity.......................................    2,415.0          1,630.0
                                                                             ---------        ---------

          Total capital....................................................  $ 3,674.3        $ 2,941.5
                                                                             =========        =========

     The following table summarizes certain financial ratios as of and for the six months ended June 30, 2009, and as of and for the year ended December 31, 2008:

                                                                                                 June 30,      December 31,
                                                                                                   2009            2008
                                                                                                   ----            ----
Book value per common share...................................................................    $13.06         $ 8.82
Book value per common share, excluding accumulated other comprehensive
   income (loss) (a)..........................................................................     18.72          18.41

Ratio of earnings to fixed charges............................................................     1.40X          1.01X

Debt to total capital ratios:
   Corporate debt to total capital (b)........................................................       34%            45%
   Corporate debt to total capital, excluding accumulated other comprehensive
     income (loss) (a)........................................................................       27%            28%

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

     One of the Company's insurance subsidiaries (Conseco Life) is a member of the FHLBI. As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI. Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings. At June 30, 2009, the carrying value of the FHLBI common stock was $22.5 million. Collateralized borrowings totaled $450.0 million as of June 30, 2009, and the proceeds were used to purchase fixed maturity securities. The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $563.3 million at June 30, 2009, which are maintained in a custodial account for the benefit of the FHLBI. The following summarizes the terms of the borrowings (dollars in millions):

                        Amount                 Maturity                     Interest rate
                       borrowed                  date                     at June 30, 2009
                       --------                  ----                     ----------------
                        $ 54.0              May 2012                   Variable rate - .661%
                          37.0              July 2012                  Fixed rate - 5.540%
                          13.0              July 2012                  Variable rate - 1.199%
                         146.0              November 2015              Fixed rate - 5.300%
                         100.0              November 2015              Fixed rate - 4.890%
                         100.0              December 2015              Fixed rate - 4.710%

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

     Financial Strength Ratings of our Insurance Subsidiaries

     Financial strength ratings provided by A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

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

     Liquidity of the Holding Companies

     CNO has significant indebtedness which will require over $105.0 million in cash to service in the next twelve months (including the additional interest expense required after the modification to our Second Amended Credit Facility described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations"). Pursuant to our Second Amended Credit Facility, we must maintain certain financial ratios. The levels of margin between the financial covenant requirements and our financial status, both at June 30, 2009, and the projected levels for the next twelve months, are relatively small and a failure to satisfy any of our financial covenants at the end of a fiscal quarter would trigger a default under our Second Amended Credit Facility. Achievement of our operating and capital plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company. These items are discussed further below.

     The scheduled repayment of our direct corporate obligations (including payments required under the Second Amended Credit Facility, the Senior Health Note and the Debentures) is as follows (dollars in millions):

            Remainder of 2009.............................. $   29.4
            2010...........................................    326.8 (a)
            2011...........................................     33.7
            2012...........................................     33.7
            2013...........................................    849.0
                                                            --------

                                                            $1,272.6
                                                            ========

--------------
     (a) Holders of our Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. This amount assumes that all holders of our Debentures exercise that right.

     The limitations resulting from our financial condition and ratings, the degree of our leverage, the current credit market conditions and the restrictions in our Second Amended Credit Facility, among other factors, could have material adverse consequences to us. Factors impacting our liquidity include the following: (i) the Second Amended Credit Facility places severe limitations on our ability to make principal payments to the holders of the Debentures and without an amendment of our Second Amended Credit Facility (or the consent of the lenders) or a modification of our obligations under the Debentures, we would be in default of our obligations to the holders of the Debentures should they exercise their right to require the Company to repurchase their Debentures for cash on September 30, 2010; (ii) our ability to obtain additional financing is limited; (iii) all of our projected cash flow from the operations of our holding companies will be required to be used for the payment of interest expense and principal repayment obligations; (iv) any new financing or any refinancing or modifications of our current indebtedness will likely be available only at interest rates that are significantly higher than we are currently

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

paying; (v) the ability of our holding companies to receive cash dividends and surplus debenture interest payments from our insurance subsidiaries is subject to regulatory approval; and (vi) our ability to compete in certain markets and to sell certain products is severely limited by our current financial condition and ratings.

     The current uncertainty or volatility in the financial markets has further reduced our ability to obtain new financing on favorable terms, and eliminated our ability to access certain markets at all. In addition, if we would violate any loan covenants or financial ratios under our Second Amended Credit Facility, a waiver or modification would likely be very expensive, or may not be possible at all.

     Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

     At June 30, 2009, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Second Amended Credit Facility) and our other non-insurance subsidiaries held unrestricted cash of $78.9 million. CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes. CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances. The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services. The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

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

     The following summarizes the legal ownership structure of Conseco's primary subsidiaries at June 30, 2009:

                       [OBJECT OMITTED]][GRAPHIC OMITTED]

     The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP. These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

in a few states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets as further described below in this section discussing actions we have taken to improve our capitalization and ratios). These types of dividends are referred to as "ordinary dividends". Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department. These types of dividends are referred to as "extraordinary dividends". Each of the direct insurance subsidiaries of CDOC had negative earned surplus at June 30, 2009 as summarized below (dollars in millions):

                                                           Earned
                                                           surplus
                 Subsidiary of CDOC                     (deficit) (a)                 Additional information
                 ------------------                     -------------                 ----------------------
                 Conseco Life of Texas                   $(1,243.5)                              (b)
                 Washington National                      (1,124.2)                              (c)
                 Conseco Health                              (17.5)

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

     As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department. During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $65.0 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department). In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $35.7 million ($8.7 million of which has been approved by the Texas Department of Insurance and $27.0 million of which is expected to be approved by the Texas Department of Insurance and paid later in 2009 and in the first six months of 2010). Although we believe the dividends and surplus debenture interest payments we are expecting to pay during 2009 and in the first six months of 2010 are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable). At June 30, 2009, these subsidiaries had negative earned surplus as summarized below (dollars in millions):

                                                                    Earned
                                                                    surplus
                 Subsidiary of CDOC                              (deficit) (a)       Additional information
                 ------------------                              -------------       ----------------------
                 Subsidiaries of Conseco Life of Texas:
                    Bankers Life and Casualty Company               $ (30.2)                    (b)
                    Colonial Penn                                    (213.1)                    (c)

                 Subsidiaries of Washington National:
                    Conseco Insurance Company                          (3.6)                    (d)
                    Conseco Life                                     (351.6)                    (e)

-----------
     (a) As calculated pursuant to the state insurance department of each company's domiciliary state.
     (b) Based on our 2009 business plan, Bankers Life and Casualty Company's earnings during 2009 are expected to result in a positive earned surplus later in the year, enabling it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $57.8 million (10 percent of Bankers Life and Casualty Company's statutory capital and surplus balance at December 31, 2008) or its positive earned surplus balance.
     (c) For tax planning purposes, Colonial Penn paid dividends to its parent of $150 million during 2006. In addition, Colonial Penn issued a surplus debenture to CDOC in exchange for $160 million of cash. The 2006 dividend payment reduced Colonial Penn's earned surplus by $150 million (even though total capital and surplus increased by $10 million after the issuance of the surplus debenture). In 2007, Colonial Penn recaptured a block of traditional life business previously ceded to an unaffiliated insurer in 2002. The Company's earned surplus was reduced by $63 million as a result of the fee paid to recapture this business.
     (d) Based on our 2009 business plan, Conseco Insurance Company's earnings in the second half of 2009 are expected to be sufficient to enable it to pay ordinary dividends. Such ordinary dividend payments would be limited to the lesser of $18.7 million (Conseco Insurance Company's statutory net income for the year ended December 31, 2008) or its positive earned surplus balance.
     (e) We have no plans for Conseco Life to pay dividends to Washington National at any time in the foreseeable future.

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

     o the potential for continued declines in the bond and commercial mortgage loan markets and the potential for further significant recognition of other-than-temporary impairments;

     o the potential need to provide additional capital to our insurance subsidiaries;

     o our ability to continue to achieve compliance with our loan covenants including the financial ratios we are required to maintain;

     o the potential loss of key personnel that could impair our ability to achieve our operating plan;

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets; and

     o the potential impact on the capital and surplus of certain of Conseco's insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to permitted statutory accounting practices.

     The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ending June 30, 2010 (dollars in millions):

                                                 From our operations       From surplus           From
                                                or approved dividends   debenture interest    extraordinary
                                                and surplus debenture   payments requiring     dividends
                                                  interest payments       future approval  requiring approval    Total
                                                  -----------------       ---------------  ------------------    -----
Sources of holding company cash:
   Dividends from our insurance subsidiaries:
     Conseco Life of Texas........................    $  -                     $ -               $35.0          $ 35.0
     Washington National..........................       -                       -                10.0            10.0
     Conseco Health...............................       -                       -                20.0            20.0
   Surplus debenture interest.....................       8.7                    27.0               -              35.7
   Administrative services and investment
     management fees..............................      60.0                     -                 -              60.0
                                                      ------                   -----             -----          ------

     Total sources of cash projected to be available
       to service our debt and other obligations..      68.7                    27.0              65.0           160.7
                                                      ------                   -----             -----          ------

Uses of holding company cash:
   Debt service obligations of CNO and CDOC:
   Estimated interest payments....................      72.7                     -                 -              72.7
   Scheduled principal payments under
     our Second Amended Credit Facility...........       8.8                     -                 -               8.8
   Scheduled principal payment under the
     Senior Health Note...........................      25.0                     -                 -              25.0
   Corporate expense and other....................      34.5                     -                 -              34.5
                                                      ------                   -----             -----          ------

     Total expected uses of cash..................     141.0                     -                 -             141.0
                                                      ------                   -----             -----          ------

   Net expected increase (decrease) in cash.......     (72.3)                  $27.0             $65.0            19.7
                                                                               =====             =====
   Cash balance, beginning of period (a)..........      78.9                                                      78.9
                                                      ------                                                    ------

   Projected cash balance, end of period (a)......    $  6.6                                                    $ 98.6
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

     In connection with the Transfer further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the Company issued a $125.0 million Senior Note due November 12, 2013 payable to Senior Health. The Senior Health Note has a 6 percent interest rate and requires annual principal payments of $25.0 million. Such amounts are expected to be funded by the Company's operating activities. Conseco agreed that it would not pay cash dividends on its common stock while any portion of the Senior Health Note remained outstanding.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The Second Amended Credit Facility included an $80.0 million revolving credit facility that could be used for general corporate purposes and that matured on June 22, 2009. The Company does not expect to replace that facility during the next year. It is unlikely that such facility could be replaced for a reasonable cost.

     Restrictions of the Second Amended Credit Facility

     Pursuant to our Second Amended Credit Facility, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. The Second Amended Credit Facility prohibits or restricts, among other things: (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The Second Amended Credit Facility also requires that the Company's annual audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated. For the Company to remain in compliance with the Second Amended Facility, such opinion cannot include an explanatory paragraph regarding the Company's ability to continue as a going concern or similar qualification. Although we were in compliance with the provisions of the Second Amended Credit Facility as of June 30, 2009, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay amounts due under the Second Amended Credit Facility in full or any of our other debts.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, of $1.2 million, was paid in March 2009 and pursuant to the terms of the Second Amended Credit Facility, reduced our second quarter 2009 principal payment from $2.2 million to $1.0 million). The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the financial ratios and amounts that we are required to meet or maintain under our Second Amended Credit Facility as of June 30, 2009:

                                   Covenant under the
                                     Second Amended                                               Margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of                June 30, 2009
                                     March 30, 2009                 June 30, 2009                   levels
                                     --------------                 -------------                   ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  247%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $242 million, or an increase
                                thereafter, greater than 250%                             to required risk-based capital of
                                (the same ratio required by                               approximately $121 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,279            Reduction to combined
                                from March 31, 2009 through             million           statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $179 million.
                                $1,270 million (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                  27%             Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $807
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $389 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          3.31 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $102 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

     Under our Second Amended Credit Facility, several financial covenant requirements currently in place will revert back to the requirements in place prior to the recent amendment beginning in the third quarter of 2010. Our current aggregate risk-based capital ratio of 247 percent is below the level required to meet the future covenant requirement and the levels of margin between the other future requirements and our current financial status are small. As described below, management is taking several actions in an effort to increase the aggregate risk-based capital ratio and other key financial covenant measures. While successful execution can not be assured, management believes that the Company will remain in compliance with the current and future financial covenant requirements. If we are unable to demonstrate our ability to comply with the future loan covenants with adequate margins for adverse deviation prior to March 31, 2010 (the date by which we are required to provide audited financial statements to the lenders under the Second Amended Credit Facility), management would conclude there is substantial doubt about the Company's ability to continue as a going concern. Further, the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding the Company's ability to continue as a going concern. Such an opinion would be in breach of the covenants in the Second Amended Credit Facility. If that were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the financial ratios and amounts that we will be required to meet or maintain under our Second Amended Credit Facility in the third quarter of 2010 compared to current levels.

                                   Covenant under the                                  Pro forma margin or deficit from
                                     Second Amended                                         current levels assuming
                                    Credit Facility                   Balance or              future requirements
                                   commencing in the                  ratio as of             were in effect at
                                  third quarter of 2010             June 30, 2009                June 30, 2009
                                  ---------------------             -------------                -------------
Aggregate risk-based
    capital ratio...........    Greater than or equal to 250%             247%            Deficit requiring an increase
                                                                                          to statutory capital and
                                                                                          surplus of approximately
                                                                                          $17 million, or a decrease
                                                                                          to the risk-based capital of
                                                                                          approximately $7.1 million.

Combined statutory
    capital and surplus.....    Greater than $1,270 million             $1,279            Reduction to combined
                                                                        million           statutory capital and surplus
                                                                                          of approximately $9 million.

Debt to total capitalization
    ratio...................    Not more than 30%                         27%             Reduction to shareholders'
                                                                                          equity of approximately $480
                                                                                          million or additional debt of
                                                                                          $205 million.

Interest coverage ratio.....    Greater than or equal to 2.00          3.31 to 1          Reduction in cash flows to
                                to 1                                                      the holding company of
                                                                                          approximately $73 million.

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

     Amounts Due under the Debentures and Limitations on the Company's Ability to Repay or Refinance the Debentures

     As of June 30, 2009, the aggregate principal amount of outstanding Debentures was $293 million. Holders of the Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. The amendment in March 2009 to the Second Amended Credit Facility prohibits the Company from redeeming or purchasing the Debentures with cash from sources other than those described below. As a result, without a further amendment of the Second Amended Credit Facility or a waiver from the lenders, the Company will not be able to make any payments to the holders of the Debentures on September 30, 2010 (assuming the holders of the Debentures elect to exercise their right to require the Company to repurchase their Debentures for cash on that date). The amendment permits the Company to amend, modify or refinance the Debentures so long as such new indebtedness complies with the restrictions set forth below.

     The Company has had discussions with certain holders of the Debentures regarding an exchange of the Debentures for a combination of new senior, unsecured debt or convertible debt maturing after October 2014 and shares of the Company's common stock. The Company expects to have additional discussions with holders of the Debentures regarding an exchange of the Debentures. Such exchanges may be in one-off transactions or pursuant to an exchange offer and may involve other

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

forms of consideration. There can be no assurance that any such discussions will be successful. In certain cases, the rules of the New York Stock Exchange would require us to obtain shareholder approval before issuing new common stock or convertible debt.

     Under the Second Amended Credit Facility, the Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Debentures, provided that such indebtedness shall: (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Second Amended Credit Facility; (iii) not amortize; and (iv) not have a put date or otherwise be callable prior to April 10, 2014, and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Debentures. The Company is also permitted under the Second Amended Credit Facility to issue common stock for cash and use one-half of the net proceeds from the issuance of common stock to prepay or purchase the Debentures, provided that the other one-half of such net proceeds are used to prepay the Second Amended Credit Facility.

     In addition to the limitations of the Second Amended Credit Facility, the Company's ability to issue additional shares of its common stock is limited by
Section 382 of the Internal Revenue Code, as amended (as further discussed in the note to the consolidated financial statements entitled "Income Taxes").
Section 382 impacts the timing and manner in which Conseco will be able to utilize some of its net operating loss carryforwards (NOLs) by limiting a corporation's ability to use its NOLs when it undergoes an "ownership change." Additional issuances of common stock, whether in connection with an exchange for the Debentures or otherwise could cause an ownership change for Section 382 income tax purposes. If an ownership change were to occur for purposes of
Section 382, we would be required to calculate a new annual restriction on the use of our NOLs (the current restriction is $142 million per year). The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.6 percent), and the new annual restriction could effectively limit our ability to utilize a substantial portion of our NOLs to offset future taxable income. The Company expects that the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 would cause us to breach the debt to total capitalization covenant of the Second Amended Credit Facility. The Company is significantly limited in the number of shares of its common stock it could issue in connection with a refinancing of the Debentures or a sale of stock without causing a Section 382 ownership change. As a result of the constraints described above, the Company does not believe it would be possible to raise sufficient cash through the issuance of common stock to prepay or purchase all of the Debentures currently outstanding, and the Company has concluded that an exchange of the outstanding Debentures solely for shares of its common stock is not a viable option.

     There is a significant risk that we will be unable to pay holders of the Debentures who exercise their right to require the Company to purchase their Debentures for cash on September 30, 2010 or unable to refinance the Debentures. If we are unable to refinance or otherwise address liquidity issues with respect to the Debentures prior to March 31, 2010 (the date by which we are required to provide audited financial statements to the lenders under the Second Amended Credit Facility), management would conclude there is substantial doubt about the Company's ability to continue as a going concern. Further, the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding the Company's ability to continue as a going concern. Such an opinion would be in breach of the covenants in the Second Amended Credit Facility. If this was not cured within 30 days after notice from the lenders, it would be an event of default entitling the lenders to declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default. As part of our preparation of financial statements at each quarter-end, we are required to assess the Company's ability to continue as a going concern including, without limitation, consideration of the Company's plans to address its liquidity and capital needs during the next 12 months. If we were to conclude there was substantial doubt regarding the Company's ability to continue as a going concern in our financial statements for the quarter ended September 30, 2009, such conclusion could trigger the need for an increase to the tax valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements.

     While successful execution cannot be assured, management believes that it will be able to address the issue with respect to the September 30, 2010 put right of the Debenture holders by completing an exchange offer and/or other transactions permitted under the Second Amended Credit Facility. If it is not able to do so, it would have a material adverse effect on our business, results of operations and financial position.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Insurance Company Capital Requirements and Related Management Actions

     Our life insurance subsidiaries require capital to support their businesses, and contributions from the holding companies are one source of their capital. Our life insurance subsidiaries are subject to risk-based capital requirements developed by the National Association of Insurance Commissioners. In addition, as described above, our Second Amended Credit Facility contains certain financial covenants which are based on our aggregate risk-based capital. The recent unprecedented economic and market conditions have both reduced the statutory capital of our insurance subsidiaries and increased the risk-based capital requirements of our insurance subsidiaries as further discussed below:

     o We have incurred realized investment losses and investment valuation adjustments that reduced capital and surplus. For example, during the first six months of 2009, we incurred net capital losses in statutory capital pursuant to statutory accounting practices of approximately $164 million. These losses resulted in a reduction to our aggregate risk-based capital ratio of 31 percentage points.

     o We have had adverse experience related to certain commercial mortgage loans which has resulted in an increase to our aggregate required risk-based capital. In the second quarter of 2008, we began foreclosure proceedings on two delinquent commercial mortgage loans. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply a "mortgage experience adjustment factor" to the entire portfolio of commercial mortgage loans based, in large part, on a comparison of our default and loss experience to the aggregate industry default and loss experience. In June 2009, the NAIC adopted a proposal to modify the "mortgage experience adjustment factor" calculation for the year 2009. The modified calculation benefits our risk-based capital ratio. For example, during the first six months of 2009, our minimum aggregate required risk-based capital decreased by approximately $60 million due to these requirements. The decrease in required risk-based capital related to the mortgage experience adjustment factor resulted in an increase to the aggregate risk-based capital ratio of 26 percentage points in the first six months of 2009. The NAIC will monitor market conditions and the progress on proposals that may result in modifying or extending the proposal beyond 2009. There can be no assurance that the short-term adjustment will continue beyond 2009.

     o Certain of our fixed maturity investments have been subject to downgrades by nationally recognized statistical rating organizations, which have resulted in an increase to our aggregate required risk-based capital. Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply factors to the carrying value of their fixed maturity investments which increase required risk-based capital based on current ratings of nationally recognized statistical rating organizations. Significant ratings downgrades increase these capital requirements. For example, during the first six months of 2009 our required aggregate risk-based capital increased by approximately $71 million as a result of downgrades of certain of our fixed maturity investments. These downgrades resulted in a reduction to the aggregate risk-based capital ratio of 30 percentage points.

     We are continuing to take capital and risk management actions that are expected to improve our capitalization and ratios and/or improve our liquidity. Actions taken by the Company and its insurance subsidiaries include: (i) sales of below investment grade securities; (ii) reinsurance by Bankers Life of long-term care business sold in 2008 and subsequent years; and (iii) reinsurance by Bankers Life of Medicare supplement business sold in 2008 and subsequent years. In addition, our insurance subsidiaries have generated statutory operating income, excluding capital losses. During the first six months of 2009, our insurance subsidiaries recognized a net operating gain of $118 million (excluding capital losses). This gain resulted in an increase to our aggregated risk-based capital ratio of 22 percentage points.

     In an effort to improve our future capitalization and financial ratios and/or improve our liquidity, we have undertaken the following:

     o We have entered into an agreement, subject to regulatory approval, to coinsure a block of approximately 104,000 life insurance policies in our Conseco Insurance Group segment with an unrelated insurance company. If approved, such agreement is expected to add approximately 8 percentage points to our aggregate risk-based capital ratio.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     o We are increasing the percentage of new long-term care business ceded to an unrelated reinsurer from 50 percent to 70 percent for 2009. This change is expected to add approximately 3 percentage points to our aggregate risk-based capital ratio in the second half of 2009.

     o We have reduced the amount of marketing costs associated with the lead-based advertising and related fulfillment costs of our Colonial Penn segment. This reduction (and the related expected reduction in new sales) is expected to add approximately 1 percentage point to our aggregate risk-based capital ratio in the second half of 2009.

     o Effective January 1, 2010, we will no longer assume any of the insurance risk associated with PFFS business marketed through our career agents. The termination of the current agreement is expected to add 5 percentage points to our aggregate risk-based capital ratio in the first quarter of 2010.

     The Company's management believes there are additional actions that may be taken in 2009 to improve the capitalization and aggregate risked-based capital ratio including, but not limited to, the sale of certain securities in our portfolio and entry into additional reinsurance arrangements. Such additional actions that may be taken in the future are not reflected in our current 2009 operating plan or the projected sources and uses of cash summarized above. There can be no assurance that such actions can be completed on acceptable terms or that the completion of any such actions would not result in other adverse effects such as the reduction of future profitability of the Company. While successful execution cannot be assured, management believes the plans summarized above, are sufficient to meet the financial ratios and amounts that we are required to meet or maintain under our Second Amended Credit Facility for the next twelve months. If unanticipated market factors emerge and/or we are unable to successfully execute our plans, it would have a material adverse effect on our business, results of operations and financial condition.

     Outlook

     We believe that the existing cash available to CNO, the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through the next twelve months. However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

     Our principal repayments and other debt service and holding company requirements in 2010 currently exceed the liquidity we expect to have at the holding company. We have the following debt repayment obligations in 2010 (dollars in millions):

       3.50% convertible debentures..................     $293.0
       Secured credit agreement......................        8.8
       6% Senior Health Note.........................       25.0
                                                          ------

                                                          $326.8
                                                          ======

     We are continuing to explore various alternatives to address our 2010 debt service requirements and remain in compliance with our debt covenants, including, without limitation, exchanges and other financing transactions, reinsurance transactions, asset sales, transactions to improve statutory capital and debt modification. Failure to generate sufficient cash to meet our debt obligations in 2010 could have material adverse consequences on the Company.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     INVESTMENTS

     At June 30, 2009, the amortized cost, gross unrealized gains and losses and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

                                                                                       Gross          Gross      Estimated
                                                                         Amortized  unrealized     unrealized      fair
                                                                           cost        gains         losses        value
                                                                           ----        -----         ------        -----
Investment grade (a):
   Corporate securities...........................................     $12,558.7        $147.0     $  (966.5)    $11,739.2
   United States Treasury securities and obligations of
     United States government corporations and agencies...........         424.4           5.4          (2.9)        426.9
   States and political subdivisions..............................         652.3           7.4         (54.1)        605.6
   Debt securities issued by foreign governments..................           4.8           -             (.2)          4.6
   Asset-backed securities........................................         241.5           -           (64.5)        177.0
   Collateralized debt obligations................................          77.9           -           (10.1)         67.8
   Commercial mortgage-backed securities..........................         865.6            .2        (213.5)        652.3
   Mortgage pass-through securities...............................          46.7           1.2           (.1)         47.8
   Collateralized mortgage obligations............................       1,538.7           6.2        (146.6)      1,398.3
                                                                       ---------        ------     ---------     ---------

       Total investment grade actively managed fixed
         maturities...............................................      16,410.6         167.4      (1,458.5)     15,119.5
                                                                       ---------        ------     ---------     ---------

Below-investment grade:
   Corporate securities...........................................       1,665.4           1.6        (281.3)      1,385.7
   States and political subdivisions..............................           4.8           -            (1.7)          3.1
   Debt securities issued by foreign governments..................           4.2           -             (.7)          3.5
   Asset-backed securities........................................          75.2           -           (33.3)         41.9
   Collateralized debt obligations................................          53.5           -           (16.5)         37.0
   Commercial mortgage-backed securities..........................          24.3           -            (5.0)         19.3
   Collateralized mortgage obligations............................         458.4           -          (192.2)        266.2
                                                                       ---------        ------     ---------     ---------

       Total below-investment grade actively
          managed fixed maturities................................       2,285.8           1.6        (530.7)      1,756.7
                                                                       ---------        ------     ---------     ---------

   Total actively managed fixed maturities........................     $18,696.4        $169.0     $(1,989.2)    $16,876.2
                                                                       =========        ======     =========     =========

Equity securities.................................................         $30.7          $3.4         $(1.8)        $32.3
                                                                           =====          ====         =====         =====

---------------
     (a) Investment ratings - Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (Moody's, S&P or Fitch Ratings ("Fitch")), or if not rated by such firms, the rating assigned by the NAIC. NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch Ratings. NAIC Designations of "3" through "6" are referred to as below investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch). References to investment grade or below investment grade throughout our consolidated financial statements are determined as described above.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Concentration of Actively Managed Fixed Maturity Securities

     The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of June 30, 2009 (dollars in millions):

                                                                                                              Percent of
                                                                                                Gross            gross
                                                                            Percent of       unrealized       unrealized
                                                       Carrying value    fixed maturities      losses           losses
                                                       --------------    ----------------      ------           ------
   Energy/pipelines..................................      $ 1,833.2           10.9%         $   (99.6)            5.0%
   Collateralized mortgage obligations...............        1,664.5            9.9             (338.8)           17.0
   Utilities.........................................        1,589.5            9.4             (104.7)            5.3
   Food/beverage.....................................        1,163.2            6.9              (51.4)            2.6
   Healthcare/pharmaceuticals........................        1,103.8            6.5              (42.4)            2.1
   Banks.............................................          794.3            4.7             (203.3)           10.2
   Insurance.........................................          752.0            4.4             (175.5)            8.8
   Cable/media.......................................          675.7            4.0              (64.4)            3.2
   Commercial mortgage-backed securities.............          671.6            4.0             (218.5)           11.0
   Capital goods.....................................          618.0            3.7              (46.2)            2.3
   States and political subdivisions.................          608.7            3.6              (55.8)            2.8
   Real estate/REITs.................................          555.0            3.3              (86.6)            4.4
   Telecom...........................................          507.2            3.0              (25.0)            1.3
   Aerospace/defense.................................          443.0            2.6              (13.8)             .7
   Transportation....................................          434.6            2.6              (19.3)            1.0
   United States Treasury securities and obligations
     of United States government corporations and
     agencies........................................          426.9            2.5               (2.9)             .1
   Brokerage.........................................          366.4            2.2              (43.9)            2.2
   Building materials................................          321.8            1.9              (47.3)            2.4
   Asset-backed securities...........................          218.9            1.3              (97.8)            4.9
   Technology........................................          208.8            1.2              (14.3)             .7
   Consumer products.................................          194.0            1.2              (17.4)             .9
   Other.............................................        1,725.1           10.2             (220.3)           11.1
                                                           ---------          -----          ---------           -----

      Total actively managed fixed maturities........      $16,876.2          100.0%         $(1,989.2)          100.0%
                                                           =========          =====          =========           =====

     Below-Investment Grade Securities

     At June 30, 2009, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,285.8 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,756.7 million, or 77 percent of the amortized cost.

     Below-investment grade fixed maturity securities with an amortized cost of $351.1 million and an estimated fair value of $302.6 million are held by a VIE that we are required to consolidate. These fixed maturity securities are legally isolated and are not available to the Company. The liabilities of such VIE are expected to be satisfied from the cash flows generated by these securities and are not obligations of the Company. See "Investment in Variable Interest Entity" concerning the Company's investment in the VIE.

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

     Net Realized Investment Gains (Losses)

     During the first six months of 2009, we recognized net realized investment losses of $23.2 million, which were comprised of $105.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.2 billion and $128.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($161.8 million, prior to the $33.2 million of impairment losses recognized through other comprehensive loss). During the first six months of 2008, we recognized net realized investment losses of $8.8 million from the sales of investments (primarily fixed maturities) with proceeds of $4.3 billion, and $67.3 million of writedowns of investments for other than temporary declines in fair value. At June 30, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $11.6 million and a carrying value of $10.6 million. At June 30, 2009, we had mortgage loans with an aggregate carrying value of $48.4 million that were 90 days or more past due as to the payment of principal or interest. We also had mortgage loans with an aggregate carrying value of $8.2 million that were in the process of foreclosure at June 30, 2009.

     Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During the six months ended June 30, 2009, we sold $.4 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $67.2 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

     The following summarizes the investments sold at a loss during the first six months of 2009 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

                                                                                 At date of sale
                                                                               ---------------------
                                                                   Number of    Amortized    Fair
       Period                                                       issuers       cost       value
       ------                                                       -------       ----       -----
       Less than 6 months prior to sale........................        5         $  1.0      $  .5
       Greater than or equal to 6 and less than 12 months
         prior to sale ........................................       11           85.1       47.8
       Greater than 12 months prior to sale....................        4           17.1         .6
                                                                      --         ------      -----

                                                                      20         $103.2      $48.9
                                                                      ==         ======      =====

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

     We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity. As of June 30, 2009, other-than-temporary impairments included in accumulated other comprehensive loss of $42.3 million (before taxes and related amortization) primarily relate to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

     The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2009, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as "structured securities". Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

                                                                                                            Estimated
                                                                                             Amortized        fair
                                                                                               cost           value
                                                                                             ---------      ---------
Due in one year or less.................................................................     $    44.1      $    43.2
Due after one year through five years...................................................       1,292.5        1,181.3
Due after five years through ten years..................................................       3,497.6        3,123.8
Due after ten years.....................................................................       5,767.6        4,946.1
                                                                                             ---------      ---------

   Subtotal.............................................................................      10,601.8        9,294.4

Structured securities...................................................................       2,876.5        2,194.7
                                                                                             ---------      ---------

   Total................................................................................     $13,478.3      $11,489.1
                                                                                             =========      =========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2009 (dollars in millions):

                                                  Number            Cost           Unrealized        Estimated
         Period                                 of issuers          basis             loss          fair value
         ------                                 ----------          -----             ----          ----------
         Less than 6 months.................         17             $ 60.5           $ (23.9)          $ 36.6

         Greater than or equal to
           6 months and less
           than 12 months...................        116              794.7            (309.2)           485.5

         Greater than 12 months.............         27              151.0             (65.8)            85.2

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of June 30, 2009 (dollars in millions):

                                                                                   Below -
                                                   Investment grade            investment grade          Total gross
                                                ---------------------       -----------------------      unrealized
                                                 AAA/AA/A        BBB         BB        B+ and below        losses
                                                 --------        ---         --        ------------        ------
       Collateralized mortgage obligations..      $101.0       $ 45.6       $ 49.1        $143.1        $  338.8
       Commercial mortgage-backed
         securities.........................       130.7         82.8          3.3           1.7           218.5
       Banks................................       112.4         56.1         23.2          11.6           203.3
       Insurance............................        74.9         92.5          -             8.1           175.5
       Utilities............................        27.9         68.1          3.1           5.6           104.7
       Energy/pipelines.....................         4.8         85.5          5.9           3.5            99.7
       Asset-backed securities..............        45.2         19.3         11.7          21.6            97.8
       Real estate/REITs....................         7.9         58.5         18.7           1.5            86.6
       Cable/media..........................         6.8         35.1          5.7          16.7            64.3
       States and political subdivisions....        20.6         33.5          1.7           -              55.8
       Food/beverage........................        10.8         36.1          2.1           2.4            51.4
       Building materials...................         -           20.8         22.6           3.9            47.3
       Capital goods........................        22.0         18.9          1.8           3.5            46.2
       Brokerage............................        36.9          6.8          -              .2            43.9
       Healthcare/pharmaceuticals...........        21.4         13.1          3.6           4.3            42.4
       Collateralized debt obligations......         8.1          2.0          3.5          13.0            26.6
       Telecom..............................         6.7          8.1          9.6            .6            25.0
       Retail...............................         2.1           .4         11.6           5.8            19.9
       Transportation.......................         2.4         16.3          -              .7            19.4
       Paper................................         -            4.7         10.4           3.5            18.6
       Consumer products....................         1.3         11.4          -             4.7            17.4
       Entertainment/hotels.................         -            4.6         10.5           2.1            17.2
       Chemicals............................         -            9.9          1.9           4.1            15.9
       Technology...........................         2.4          6.6          1.9           3.4            14.3
       Aerospace/defense....................         1.0          9.8          2.4            .5            13.7
       Textiles.............................         8.0           .1           .1           1.6             9.8
       Metals and mining....................         1.4          5.6          2.0            .3             9.3
       Gaming...............................         -            -            -             8.5             8.5
       Autos................................         1.0          1.0           .2           6.0             8.2
       U.S. Treasury and Obligations........         2.9          -            -             -               2.9
       Foreign governments..................          .2          -             .7           -                .9
       Mortgage pass-through securities.....          .1          -            -             -                .1
       Other................................         3.5         40.9         34.3           6.6            85.3
                                                  ------       ------       ------        ------        --------

         Total actively managed fixed
           maturities.......................      $664.4       $794.1       $241.6        $289.1        $1,989.2
                                                  ======       ======       ======        ======        ========

     At June 30, 2009, we held six individual non-investment grade collateralized mortgage-backed securities that had a cost basis of $312.2 million, an estimated fair value of $163.6 million and unrealized losses of $148.6 million. As of June 30, 2009, these securities had been in an unrealized loss position exceeding 20 percent of cost for six to twelve months. We also held one asset-backed security that had a cost basis of $26.3 million, an estimated fair value of $10.5 million and an unrealized loss of $15.8 million at June 30, 2009. This security had been in an unrealized loss position exceeding 20 percent of cost for over one year. These securities are senior tranches in their respective securitization structures which hold standard and Alt-A residential mortgages originating in 2006 and 2007. These securities were rated from BB to B- at June 30, 2009. Given current market conditions, limited trading of these securities and recent rating actions, the estimated fair value of these securities has declined. We believe the decline is largely due to widening credit spreads and high premium for liquidity that has existed in recent periods. We have examined the performance of the underlying collateral and expect that our investments will continue to perform in accordance with the contractual terms.

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

       The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2009 (dollars in millions):

                                           Less than 12 months       12 months or greater            Total
                                      ------------------------- --------------------------   -----------------------
                                        Estimated                   Estimated                 Estimated
                                          fair       Unrealized       fair      Unrealized      fair      Unrealized
     Description of securities            value        losses         value       losses        value       losses
     -------------------------            -----        ------         -----       ------        -----       ------
     United States Treasury securities
        and obligations of United
        States government
        corporations and agencies......   $   18.5     $  (2.7)    $    1.5    $     (.2)     $    20.0    $    (2.9)

     States and political subdivisions.       99.5        (7.3)       255.9        (48.5)         355.4        (55.8)

     Debt securities issued by
        foreign governments............        -           -            7.2          (.9)           7.2          (.9)

     Corporate securities..............    1,704.5      (129.0)     7,207.3     (1,118.8)       8,911.8     (1,247.8)

     Asset-backed securities...........       28.5        (1.8)       190.4        (96.0)         218.9        (97.8)
     Collateralized debt obligations...       59.7       (11.3)        36.9        (15.3)          96.6        (26.6)
     Commercial mortgage-backed
        securities.....................       97.0        (5.0)       550.9       (213.5)         647.9       (218.5)
     Mortgage pass-through securities..        4.7         (.1)         -            -              4.7          (.1)
     Collateralized mortgage
        obligations....................      387.2       (16.0)       839.4       (322.8)       1,226.6       (338.8)
                                          --------     -------     --------    ---------      ---------    ---------
     Total actively managed
        fixed maturities...............   $2,399.6     $(173.2)    $9,089.5    $(1,816.0)     $11,489.1    $(1,989.2)
                                          ========     =======     ========    =========      =========    =========

     Equity securities.................       $5.6       $(1.8)       $  -         $  -            $5.6        $(1.8)
                                              ====       =====        =====        =====           ====        =====

     Based on management's current assessment of investments with unrealized losses at June 30, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis). While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

     Structured Securities

     At June 30, 2009, fixed maturity investments included structured securities with an estimated fair value of $2.7 billion (or 16 percent of all fixed maturity securities). The yield characteristics of structured securities differ in some respects from those of traditional fixed-

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

income securities. For example, interest and principal payments on structured securities may occur more frequently, often monthly. In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations. For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

     For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in the first six months of 2009.

     The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2009 (dollars in millions):

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
Below 4 percent.....................................................................   $   98.3      $   77.9    $   67.8
4 percent - 5 percent...............................................................      307.9         303.7       291.0
5 percent - 6 percent...............................................................    2,033.6       2,007.5     1,636.1
6 percent - 7 percent...............................................................      757.4         747.3       538.7
7 percent - 8 percent...............................................................      189.7         186.1       130.3
8 percent and above.................................................................       59.3          59.3        43.7
                                                                                       --------      --------    --------

       Total structured securities..................................................   $3,446.2      $3,381.8    $2,707.6
                                                                                       ========      ========    ========

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The amortized cost and estimated fair value of structured securities at June 30, 2009, summarized by type of security, were as follows (dollars in millions):

                                                                                               Estimated fair value
                                                                                            --------------------------
                                                                                                             Percent
                                                                            Amortized                       of fixed
Type                                                                           cost            Amount      maturities
----                                                                           ----            ------      ----------
Pass-throughs, sequential and equivalent securities.......................   $1,224.0         $1,130.0         6.7%
Planned amortization class, target amortization class and
   accretion-directed bonds...............................................      767.5            539.0         3.2
Commercial mortgage-backed securities.....................................      889.9            671.6         4.0
Asset-backed securities...................................................      316.7            218.9         1.3
Collateralized debt obligations...........................................      131.4            104.8          .6
Other.....................................................................       52.3             43.3          .2
                                                                             --------         --------        ----

       Total structured securities........................................   $3,381.8         $2,707.6        16.0%
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

     Commercial mortgage-backed securities are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. Most commercial mortgage-backed securities have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties.

     Structured Securities Collateralized by Sub Prime Residential Loans

     Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $38.7 million and a book value of $75.4 million at June 30, 2009. These securities represent less than .2 percent of our consolidated investment portfolio. Of these securities, $15.6 million (40 percent) were rated AAA, $7.6 million (20 percent) were rated AA, $5.2 million (13 percent) were rated A, $6.8 million (18 percent) were rated BBB and $3.5 million (9 percent) were rated CCC. Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected. The Company's investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007. At June 30, 2009, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $3.5 million extended in 2007.

     Securities Lending

     The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time. We maintain ownership of the loaned securities. We require collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent in accordance with our guidelines. The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of June 30, 2009 and December 31, 2008, the fair value of the loaned securities was $257.6 million and $389.3 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had received collateral of $267.3 million and $408.8 million, respectively. Income generated from the program, net of expenses is recorded as net investment income and totaled $.6 million and $1.2 million in the first six months of 2009 and 2008, respectively.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     Conseco had one fixed maturity investment, with an amortized cost of $283.7 million and an estimated fair value of $253.2 million, that was in excess of 10 percent of shareholders' equity at June 30, 2009 and one fixed maturity investment that was in excess of 10 percent of shareholders' equity, with an amortized cost of $283.7 million and an estimated fair value of $305.0 million, at December 31, 2008 (other than investments issued or guaranteed by the United States government or a United States government agency).

     Commercial Mortgage Loans

     The following table provides the weighted average loan-to-value ratio at origination for our outstanding mortgage loans as of June 30, 2009 (dollars in millions):

                                                                   Carrying                 Estimated
       Loan-to-value ratio at origination (1)                        value                 fair value
       ----------------------------------                            -----                 ----------
       Less than 60%.......................................       $  660.9                   $  611.6
       60% to 70%..........................................          806.3                      655.5
       70% to 80%..........................................          544.7                      455.6
       80% to 90%..........................................           36.0                       26.0
       Greater than 90%....................................           46.2                       42.7
                                                                  --------                   --------

             Total.........................................       $2,094.1                   $1,791.4
                                                                  ========                   ========

-----------
     (1) Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans at June 30, 2009; to (ii) the estimated fair value of the underlying commercial property on the date the loan was originated (or, in certain cases, a more recent appraisal). Due to potential changes in the fair values of commercial properties, such loan-to-value ratios would likely be different if it were based on current fair value estimates.

     INVESTMENT IN VARIABLE INTEREST ENTITY

     Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments. The assets held by the trust are legally isolated and are not available to the Company. The liabilities of Fall Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company. The investment borrowings were issued pursuant to an indenture between Fall Creek and a trustee. The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity's leverage and the market value of its assets) are not met for a specified period of time. During the first quarter of 2008, such threshold ratio was not met and the indenture was amended. As a result of the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $88.0 million. Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances) all of which was contributed in 2008. In addition, the indenture was amended and restated in November 2008, to change certain terms related to the investment borrowings, cease future reinvesting activities of Fall Creek, provide for an additional investment in Fall Creek and remove the provision related to threshold ratios. In conjunction with the amendment and restatement of the indenture, Fall Creek repaid $17.5 million of investment borrowings and the Company purchased: (i) $25.2 million of borrowings previously held by others; and (ii) $9.7 million of newly issued borrowings of Fall Creek. Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017. An $8.9 million repayment was made in the first quarter of 2009 based on such excess cash flows. The Company has no further commitments to Fall Creek. The carrying value of our investment in Fall Creek was $75.2 million and $83.5 million at June 30, 2009 and December 31, 2008, respectively. The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46 (R), after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

                                                                                               June 30,      December 31,
                                                                                                 2009            2008
                                                                                                 ----            ----
       Assets:
          Actively managed fixed maturities..................................................   $310.9         $ 269.7
          Cash and cash equivalents - restricted.............................................      3.7             4.8
          Accrued investment income..........................................................      1.5             2.8
          Other assets.......................................................................      6.3             7.2
                                                                                                ------         -------

              Total assets...................................................................   $322.4         $ 284.5
                                                                                                ======         =======

       Liabilities:
          Other liabilities..................................................................   $  9.6         $   7.8
          Investment borrowings due to others................................................    297.6           306.5
          Investment borrowings due to the Company...........................................     81.9            81.9
                                                                                                ------         -------

              Total liabilities..............................................................    389.1           396.2
                                                                                                ------         -------

       Equity (deficit):
          Capital provided by the Company....................................................     16.6            16.6
          Capital provided by others.........................................................      3.8             3.8
          Accumulated other comprehensive loss...............................................    (48.8)         (118.4)
          Accumulated deficit................................................................    (38.3)          (13.7)
                                                                                                ------         -------

              Total deficit..................................................................    (66.7)         (111.7)
                                                                                                ------         -------

              Total liabilities and deficit..................................................   $322.4         $ 284.5
                                                                                                ======         =======

                                                                     Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                     -------------------          ------------------
                                                                     2009           2008          2009          2008
                                                                     ----           ----          ----          ----
       Revenues:
          Net investment income - deposit accounts..............    $ 3.5          $ 5.1      $  7.8         $ 13.0
          Fee revenue and other income..........................       .1             .2          .2             .4
                                                                    -----          -----      ------         ------

              Total revenues....................................      3.6            5.3         8.0           13.4
                                                                    -----          -----      ------         ------

       Expenses:
          Interest expense......................................      3.6            3.5         7.9           10.0
          Other operating expenses..............................       .1             .1          .2             .2
                                                                    -----          -----      ------         ------

              Total expenses....................................      3.7            3.6         8.1           10.2
                                                                    -----          -----      ------         ------

              Income (loss) before net realized investment
                losses and income taxes.........................      (.1)           1.7         (.1)           3.2

       Net realized investment losses...........................     (3.0)          (3.9)      (10.8)         (20.5)
                                                                    -----          -----      ------         ------

              Loss before income taxes..........................    $(3.1)         $(2.2)     $(10.9)        $(17.3)
                                                                    =====          =====      ======         ======

     During the first six months of 2009, net realized investment losses included: (i) $.6 million of net losses from the sales of investments; and (ii) $10.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary. During the first six months of 2008, net realized investment losses included: (i) $12.4 million of net

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

losses from the sales of investments; and (ii) $8.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

     RESULTS OF DISCONTINUED OPERATIONS

     As further discussed in the note to the consolidated financial statements entitled "Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust", the long-term care business of Senior Health is reflected as a discontinued operation in all periods presented. The following summarizes the operating results of our discontinued operations (dollars in millions):

                                                                           Three months ended      Six months ended
                                                                              June 30, 2008          June 30, 2008
                                                                              -------------          -------------
Premium collections (all of which were renewal premiums):
     Long-term care......................................................       $   64.9                $  131.9
                                                                                ========                ========

Average liabilities for insurance products, net of reinsurance ceded:
     Long-term care......................................................       $2,921.5                $2,925.0
                                                                                ========                ========

Revenues:
     Insurance policy income.............................................       $   66.1                $  132.2
     Net investment income on general account invested assets............           44.2                    87.9
                                                                                --------                --------

         Total revenues..................................................          110.3                   220.1
                                                                                --------                --------

Expenses:
     Insurance policy benefits...........................................           80.8                   170.9
     Amortization related to operations..................................            5.4                    10.7
     Other operating costs and expenses..................................           16.5                    32.2
                                                                                --------                --------

         Total benefits and expenses.....................................          102.7                   213.8
                                                                                --------                --------

   Income before net realized investment losses and income taxes.........            7.6                     6.3

     Net realized investment losses......................................         (204.8)                 (202.8)
                                                                                --------                --------

   Loss before income taxes..............................................       $ (197.2)               $ (196.5)
                                                                                ========                ========

Health benefit ratios:
       Insurance policy benefits.........................................          $80.8                  $170.9
       Benefit ratio (a).................................................          122.2%                  129.3%
       Interest-adjusted benefit ratio (b)...............................           55.4%                   62.8%

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

          These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-


                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

          term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance for purposes of SFAS 131 because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing long-term care reserves in our discontinued operations was $44.2 million and $87.9 million in the three and six months ended June 30, 2008, respectively.

     Total premium collections were $64.9 million and $131.9 million in the three and six months ended June 30, 2008, respectively. We ceased marketing this long-term care business in 2003.

     Average liabilities for insurance products, net of reinsurance ceded were approximately $2.9 billion in both the three and six months ended June 30, 2008.

     Insurance policy income is comprised of premiums earned on these long-term care policies.

     Net investment income on general account invested assets was $44.2 million and $87.9 million in the three and six months ended June 30, 2008, respectively. The average balance of general account invested assets was $3.0 billion in both the three and six months ended June 30, 2008. The average yield on these assets was 5.86 percent in both the three and six months ended June 30, 2008.

     Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

     Insurance policy benefits were $80.8 million and $170.9 million in the three and six months ended June 30, 2008, respectively.

     The benefit ratio on this block of business was 122.2 percent and 129.3 percent in the three and six months ended June 30, 2008, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $3.8 million in the first six months of 2008. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 126.4 percent in the first six months of 2008. These ratios reflect the significantly higher level of incurred claims experienced in 2007 and 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income. The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

     The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 62.8 percent in the first six months of 2008. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 59.9 percent in the first six months of 2008.

     This long-term care business was issued by Senior Health prior to its acquisition by our Predecessor in 1996. The loss experience on these products has been worse than we originally expected. Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations. In addition, there

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Other operating costs and expenses were $16.5 million and $32.2 million in the three and six months ended June 30, 2008, respectively. Other operating costs and expenses, excluding commission expenses, for this segment were $9.9 million and $18.6 million in the three and six months ended June 30, 2008, respectively.

     Net realized investment gains (losses) fluctuated each period. During the first six months of 2008, net realized investment losses included $2.9 million of net gains from the sales of investments (primarily fixed maturities) and $205.7 million of writedowns of investments (which were transferred to the Independent Trust) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Conseco's Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the first six months of 2009 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Conseco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, Conseco's disclosure controls and procedures were not effective.

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

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

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

     Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process. Significant improvements have been made to the actuarial reporting internal control environment and the control deficiencies in our Bankers Life and our former Other Business in Run-off segments were remediated in 2008. Nonetheless, the material weakness related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment continued to exist as of June 30, 2009. Conseco's management continues to assign the highest priority to Conseco's remediation efforts, with the goal of remediating the material weakness by the end of 2009. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation. Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential. The most significant remaining weaknesses to be addressed by our remediation efforts relates to the flow of information from the administrative systems to the actuarial processes for specified disease policies in our Conseco Insurance Group segment. Correcting these weaknesses will allow Conseco to reduce its reliance on manual controls and procedures. Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term. Conseco recognizes that further investment is needed to improve the actuarial reporting processes and is committed to making the investments for these improvements.

     Changes to Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three or six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Conseco's internal control over financial reporting.

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

     As of June 30, 2009, we had $854.6 million principal amount of debt outstanding under our Second Amended Credit Facility.

     Pursuant to our Second Amended Credit Facility, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control. There are several conditions or circumstances that could lead to an event of default under our Second Amended Credit Facility, as described below. In the event of or eminent event of default, management would conclude there is substantial doubt regarding the Company's ability to continue as a going concern, which would have material adverse consequences to our financial condition and results of operations, as further described below.

     The Second Amended Credit Facility prohibits or restricts, among other things: (i) the

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) transfer or sell assets unless the net proceeds are reinvested in our insurance operations or used to reduce the amount due under the Second Amended Credit Facility; (vi) affiliate transactions; (vii) certain investment activities;
(viii) change in business; and (ix) prepayment of indebtedness (other than the Second Amended Credit Facility). The Second Amended Credit Facility also requires that the Company's annual audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated. For the Company to remain in compliance with the Second Amended Facility, such opinion cannot include an explanatory paragraph regarding the Company's ability to continue as a going concern or similar qualification. Although we were in compliance with the provisions of the Second Amended Credit Facility as of June 30, 2009, these provisions represent significant restrictions on the manner in which we may operate our business. If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, no assurance can be given that we would have sufficient liquidity to repay amounts due under the Second Amended Credit Facility in full or any of our other debts. Absent a waiver or modification by the senior credit facility lenders, the Company is significantly limited in its ability to raise sufficient funds to repay the Debentures when due. The Debentures are putable to the Company on September 30, 2010.

     Pursuant to the Second Amended Credit Facility, as long as the debt to total capitalization ratio (as defined in the Second Amended Credit Facility) is greater than 20 percent or certain insurance subsidiaries (as defined in the Second Amended Credit Facility) have financial strength ratings of less than A-from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including: (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Second Amended Credit Facility (the first such payment, of $1.2 million, was paid in March 2009 and pursuant to the terms of the Second Amended Credit Facility, reduced our second quarter 2009 principal payment from $2.2 million to $1.0 million).

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the financial ratios and amounts that we are required to meet or maintain under our Second Amended Credit Facility as of June 30, 2009:

                                   Covenant under the
                                     Second Amended                                               Margin for
                                   Credit Facility as                 Balance or           adverse development from
                                       amended on                     ratio as of                June 30, 2009
                                     March 30, 2009                 June 30, 2009                   levels
                                     --------------                 -------------                   ------
Aggregate risk-based
    capital ratio...........    Greater than or equal to                  247%            Reduction to statutory capital
                                200% from March 31, 2009                                  and surplus of approximately
                                through June 30, 2010 and                                 $242 million, or an increase
                                thereafter, greater than 250%                             to required risk-based capital of
                                (the same ratio required by                               approximately $121 million.
                                the facility prior to the
                                amendment).

Combined statutory
    capital and surplus.....    Greater than $1,100 million             $1,279            Reduction to combined
                                from March 31, 2009 through             million           statutory capital and surplus
                                June 30, 2010 and thereafter,                             of approximately $179 million.
                                $1,270 million (the same amount
                                required by the facility prior
                                to the amendment).

Debt to total capitalization
    ratio...................    Not more than 32.5% from                  27%             Reduction to shareholders'
                                March 31, 2009 through                                    equity of approximately $807
                                June 30, 2010 and thereafter,                             million or additional debt of
                                not more than 30% (the same                               $389 million.
                                ratio required by the facility
                                prior to the amendment).

Interest coverage ratio.....    Greater than or equal to 1.50          3.31 to 1          Reduction in cash flows to
                                to 1 for rolling four quarters                            the holding company of
                                from March 31, 2009 through                               approximately $102 million.
                                June 30, 2010 and thereafter,
                                2.00 to 1 (the same ratio
                                required by the facility prior
                                to the amendment).

     Under our Second Amended Credit Facility, several financial covenant requirements currently in place will revert back to the requirements in place prior to the recent amendment beginning in the third quarter of 2010. Our current aggregate risk-based capital ratio of 247 percent is below the level required to meet the future covenant requirement and the levels of margin between the other future requirements and our current financial status are small. If we are unable to demonstrate our ability to comply with the future loan covenants with adequate margins for adverse deviation prior to March 31, 2010 (the date by which we are required to provide audited financial statements to the lenders under the Second Amended Credit Facility), management would conclude there is substantial doubt about the Company's ability to continue as a going concern. Further, the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding the Company's ability to continue as a going concern. Such an opinion would be in breach of the covenants in the Second Amended Credit Facility. If that were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The following summarizes the financial ratios and amounts that we will be required to meet or maintain under our Second Amended Credit Facility in the third quarter of 2010 compared to current levels.

                                   Covenant under the                                  Pro forma margin or deficit from
                                     Second Amended                                         current levels assuming
                                    Credit Facility                   Balance or              future requirements
                                   commencing in the                  ratio as of             were in effect at
                                  third quarter of 2010             June 30, 2009                June 30, 2009
                                  ---------------------             -------------                -------------
Aggregate risk-based
    capital ratio...........    Greater than or equal to 250%             247%            Deficit requiring an increase
                                                                                          to statutory capital and
                                                                                          surplus of approximately
                                                                                          $17 million, or a decrease
                                                                                          to the risk-based capital of
                                                                                          approximately $7.1 million.

Combined statutory
    capital and surplus.....    Greater than $1,270 million             $1,279            Reduction to combined
                                                                        million           statutory capital and surplus
                                                                                          of approximately $9 million.

Debt to total capitalization
    ratio...................    Not more than 30%                         27%             Reduction to shareholders'
                                                                                          equity of approximately $480
                                                                                          million or additional debt of
                                                                                          $205 million.

Interest coverage ratio.....    Greater than or equal to 2.00          3.31 to 1          Reduction in cash flows to
                                to 1                                                      the holding company of
                                                                                          approximately $73 million.

     These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable, which would have material adverse consequences to the Company. If the lenders under our Second Amended Credit Facility would elect to accelerate the amounts due, the holders of our Debentures and Senior Health Note could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

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

     See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources; Liquidity of the Holding Companies" for additional information regarding the Company's liquidity.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

     The holders of our Debentures have the right to require the Company to repurchase the Debentures on September 30, 2010 and our ability to repay or repurchase the Debentures is limited by the Second Amended Credit Facility and other factors; if we are unable to refinance a substantial percentage of our outstanding Debentures with other debt and/or equity securities it would have material adverse consequences to our financial condition and results of operations.

     As described further below, the Company will likely be required to repay or repurchase the Debentures on September 30, 2010, if it is unable to refinance them with other debt and/or equity securities. Management can provide no assurance that our plans to refinance the Debentures will be successful. If the Company is unable to refinance or otherwise address liquidity issues with respect to a substantial portion of the outstanding Debentures, management would conclude there is substantial doubt about the Company's ability to continue as a going concern which would have material adverse consequences to our financial condition and results of operations, as further described below.

     As of June 30, 2009, the aggregate principal amount of outstanding Debentures was $293 million. Holders of the Debentures have the right to require the Company to repurchase their Debentures for cash on September 30, 2010. The amendment in March 2009 to the Second Amended Credit Facility prohibits the Company from redeeming or purchasing the Debentures with cash from sources other than those described below. As a result, without a further amendment of the Second Amended Credit Facility or a waiver from the lenders, the Company will not be able to make any payments to the holders of the Debentures on September 30, 2010 (assuming the holders of the Debentures elect to exercise their right to require the Company to repurchase their Debentures for cash on that date). The amendment permits the Company to amend, modify or refinance the Debentures so long as such new indebtedness complies with the restrictions set forth below. In certain cases, the rules of the New York Stock Exchange would require us to obtain shareholder approval before issuing new common stock or convertible debt.

     The Company has had discussions with certain holders of the Debentures regarding an exchange of the Debentures for a combination of new senior, unsecured debt or convertible debt maturing after October 2014 and shares of the Company's common stock. The Company expects to have additional discussions with holders of the Debentures regarding an exchange of the Debentures. Such exchanges may be in one-off transactions or pursuant to an exchange offer and may involve other forms of consideration. There can be no assurance that any such discussions will be successful. In certain cases, the rules of the New York Stock Exchange would require us to obtain shareholder approval before issuing new common stock or convertible debt.

     Under the Second Amended Credit Facility, the Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Debentures, provided that such indebtedness shall: (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Second Amended Credit Facility; (iii) not amortize; and (iv) not have a put date or otherwise be callable prior to April 10, 2014, and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Debentures. The Company is also permitted under the Second Amended Credit Facility to issue common stock for cash and use one-half of the net proceeds from the issuance of common stock to prepay or purchase the Debentures, provided that the other one-half of such net proceeds are used to prepay the Second Amended Credit Facility.

     In addition to the limitations of the Second Amended Credit Facility, the Company's ability to issue additional shares of its common stock is limited by
Section 382 of the Internal Revenue Code, as amended (as further discussed in the note to the consolidated financial statements entitled "Income Taxes").
Section 382 impacts the timing and manner in which Conseco will be able to utilize some of its NOLs by limiting a corporation's ability to use its NOLs when it undergoes an "ownership change." Additional issuances of common stock, whether in connection with an exchange for the Debentures or otherwise could cause an ownership change for Section 382 income tax purposes. If an ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our NOLs (the current restriction is $142 million per year). The new annual restriction would be calculated based upon the value of Conseco's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.6 percent), and the new annual restriction could effectively limit our ability to utilize a substantial portion of our NOLs to offset future taxable income. The Company expects that the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of
Section 382 would cause us to breach the debt to total capitalization covenant of the Second Amended Credit Facility. The Company is significantly limited in the number of shares of its common stock it could issue in connection with a refinancing of the Debentures or a sale of stock without causing a Section 382 ownership change. As a result of the constraints described above, the Company does not believe it would be possible to raise sufficient cash through the issuance of common stock to prepay or purchase all of the Debentures currently outstanding, and the Company has concluded that an exchange of the outstanding Debentures solely for shares of its common stock is not a viable option.

     There is a significant risk that we will be unable to pay holders of the Debentures who exercise their right to require the Company to purchase their Debentures for cash on September 30, 2010 or unable to refinance the Debentures. If we are unable to refinance or otherwise address liquidity issues with respect to the Debentures prior to March 31, 2010 (the date by which we are required to provide audited financial

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

statements to the lenders under the Second Amended Credit Facility), management would conclude there is substantial doubt about the Company's ability to continue as a going concern. Further, the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding the Company's ability to continue as a going concern. Such an opinion would be in breach of the covenants in the Second Amended Credit Facility. If this was not cured within 30 days after notice from the lenders, it would be an event of default entitling the lenders to declare all outstanding borrowings, accrued interest and fees to be due and payable. If that were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default. As part of our preparation of financial statements at each quarter-end, we are required to assess the Company's ability to continue as a going-concern including, without limitation, consideration of the Company's plans to address its liquidity and capital needs during the next 12 months. If we were to conclude there was substantial doubt regarding the Company's ability to continue as a going concern in our financial statements for the quarter ended September 30, 2009, such conclusion could trigger the need for an increase to the valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements.

     While successful execution cannot be assured, management believes that it will be able to address the issue with respect to the September 30, 2010 put right of the Debenture holders by completing an exchange offer and/or other transactions permitted under the Second Amended Credit Facility. If it is not able to do so, it would have a material adverse effect on our business, results of operations and financial position.

     Issuance of additional common stock or securities convertible into common stock could adversely affect holders of our common stock.

     We may issue additional shares of common stock in the future, either as part of an exchange for outstanding securities or for cash. The issuance of additional common stock or securities convertible into common stock would result in dilution of existing shareholders' equity interest. Issuances of substantial amounts of our common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for our common stock.

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's annual meeting on May 12, 2009, the shareholders elected nine directors (Mr. Roberts was not re-elected) to serve terms expiring at next year's annual meeting. The results of the voting were as follows (there were no broker non-votes):

                                                             For                    Withheld
                                                             ---                    --------
       Donna A. James................................     135,282,416               14,086,795
       Debra J. Perry................................     108,721,642               40,647,569
       C. James Prieur...............................     146,456,689                2,912,522
       Philip R. Roberts.............................      47,813,533               19,277,031
       Michael T. Tokarz.............................     109,260,605               40,108,606
       R. Glenn Hilliard.............................     108,250,827               41,118,384
       Neal C. Schneider.............................      97,053,000               52,316,211
       John G. Turner................................      97,051,602               52,317,609
       Doreen A. Wright..............................     135,252,888               14,116,323
       Roger Keith Long..............................      82,211,476                   67,171

     At the annual meeting, the shareholders also approved the following proposals:

                                                             For          Against        Abstentions
                                                             ---          -------        -----------
       To approve adoption of a Section 382
          Stockholders Rights Plan...................     131,972,294     12,830,729         52,112

       To approve the Company's Amended and
          Restated Long-Term Incentive Plan..........     118,040,779     23,363,998      3,450,358

       To ratify the appointment of
          PricewaterhouseCoopers LLP
          as the Company's independent
          registered public accounting
          firm for 2009..............................     148,346,156        983,935         39,120

                         CONSECO, INC. AND SUBSIDIARIES
                               -------------------

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

               10.13 Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Annex B to our Proxy Statement filed on April 23, 2009.

               10.26 Amendment to Amended and Restated Employment Agreement dated as of April 16, 2009 between Conseco Services, LLC and Russell M. Bostick.

               10.38 Amendment to Amended and Restated Employment Agreement dated as of May 29, 2009 between Conseco Services, LLC and Matthew J. Zimpfer.

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




                                         CONSECO, INC.



Dated:  August 10, 2009                  By:  /s/ Edward J. Bonach
                                              --------------------
                                              Edward J. Bonach
                                              Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)