Form 10-Q
period 2009-09-30
CONSECO INC
filed 2009-11-09
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-31792

Conseco, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ X ]  Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes   [ X ]  No [   ]

Shares of common stock outstanding as of October 26, 2009:  184,886,216

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30,	December 31,
	2009	2008

Investments:
Actively managed fixed maturities at fair value (amortized cost: September 30, 2009 - $18,801.3; December 31, 2008 - $18,276.3)	$18,568.0	$15,277.0
Equity securities at fair value (cost: September 30, 2009 - $30.7; December 31, 2008 - $31.0)	30.7	32.4
Mortgage loans	2,030.8	2,159.4
Policy loans	299.2	363.5
Trading securities	275.8	326.5
Securities lending collateral	207.0	393.7
Other invested assets	192.4	95.0

Total investments	21,603.9	18,647.5

Cash and cash equivalents - unrestricted	532.3	894.5
Cash and cash equivalents - restricted	12.0	4.8
Accrued investment income	317.4	298.7
Value of policies inforce at the Effective Date	1,220.5	1,477.8
Cost of policies produced	1,779.1	1,812.6
Reinsurance receivables	3,444.8	3,284.8
Income tax assets, net	1,057.4	2,047.7
Assets held in separate accounts	19.5	18.2
Other assets	282.1	276.7

Total assets	$30,269.0	$28,763.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,208.7	$13,332.8
Traditional products	10,006.8	9,828.7
Claims payable and other policyholder funds	945.8	1,008.4
Liabilities related to separate accounts	19.5	18.2
Other liabilities	565.0	457.4
Investment borrowings	714.9	767.5
Securities lending payable	212.7	408.8
Notes payable – direct corporate obligations	1,261.9	1,311.5

Total liabilities	26,935.3	27,133.3

Commitments and Contingencies

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2009 – 184,886,216; December 31, 2008 – 184,753,758)	1.9	1.9
Additional paid-in capital	4,110.6	4,104.0
Accumulated other comprehensive loss	(146.0)	(1,770.7)
Accumulated deficit	(632.8)	(705.2)

Total shareholders' equity	3,333.7	1,630.0

Total liabilities and shareholders' equity	$30,269.0	$28,763.3

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Revenues:
Insurance policy income	$772.0	$821.8	$2,346.1	$2,436.9
Net investment income (loss):
General account assets	306.8	312.8	923.4	934.7
Policyholder and reinsurer accounts and other special- purpose portfolios	56.0	(24.3)	47.5	(71.9)
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	15.4	(43.2)	120.8	(52.0)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(162.4)	(50.1)	(324.2)	(117.4)
Other-than-temporary impairment losses recognized in other comprehensive loss	126.7	-	159.9	-
Net impairment losses recognized	(35.7)	(50.1)	(164.3)	(117.4)
Total realized gains (losses)	(20.3)	(93.3)	(43.5)	(169.4)
Fee revenue and other income	4.1	4.9	10.2	13.8
Total revenues	1,118.6	1,021.9	3,283.7	3,144.1
Benefits and expenses:
Insurance policy benefits	782.7	797.0	2,317.3	2,380.6
Interest expense	31.9	24.6	87.8	80.5
Amortization	113.3	77.6	335.9	288.9
Expenses related to debt modification	-	-	9.5	-
Other operating costs and expenses	126.6	117.0	377.3	384.2
Total benefits and expenses	1,054.5	1,016.2	3,127.8	3,134.2
Income before income taxes and discontinued operations	64.1	5.7	155.9	9.9

Income tax expense:
Tax expense on period income	22.0	1.6	54.7	5.7
Valuation allowance for deferred tax assets	26.7	30.0	33.7	328.0
Income (loss) before discontinued operations	15.4	(25.9)	67.5	(323.8)
Discontinued operations, net of income taxes	-	(157.4)	-	(355.2)
Net income (loss)	$15.4	$(183.3)	$67.5	$(679.0)
Earnings (loss) per common share:
Basic:
Weighted average shares outstanding	184,886,000	184,726,000	184,820,000	184,688,000
Income (loss) before discontinued operations	$.08	$(.14)	$.37	$(1.76)
Discontinued operations	-	(.85)	-	(1.92)
Net income (loss)	$.08	$(.99)	$.37	$(3.68)
Diluted:
Weighted average shares outstanding	185,846,000	184,726,000	185,277,000	184,688,000
Income (loss) before discontinued operations	$.08	$(.14)	$.36	$(1.76)
Discontinued operations	-	(.85)	-	(1.92)
Net income (loss)	$.08	$(.99)	$.36	$(3.68)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total

Balance, December 31, 2007	$4,098.5	$(273.3)	$427.1	$4,252.3

Comprehensive loss, net of tax:
Net loss	-	-	(679.0)	(679.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $482.1)	-	(864.4)	-	(864.4)

Total comprehensive loss				(1,543.4)

Stock option and restricted stock plans	7.4	-	-	7.4

Balance, September 30, 2008 (as adjusted)	$4,105.9	$(1,137.7)	$(251.9)	$2,716.3

Balance, December 31, 2008	$4,105.9	$(1,770.7)	$(705.2)	$1,630.0

Comprehensive income, net of tax:
Net income	-	-	67.5	67.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $949.8)	-	1,711.3	-	1,711.3
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $41.4)	-	(81.7)	-	(81.7)

Total comprehensive income				1,697.1

Stock option and restricted stock plans	6.6	-	-	6.6
Effect of reclassifying noncredit component of previously recognized impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $2.6)	-	(4.9)	4.9	-

Balance, September 30, 2009	$4,112.5	$(146.0)	$(632.8)	$3,333.7

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Insurance policy income	$2,074.9	$2,380.7
Net investment income	860.7	992.5
Fee revenue and other income	10.2	13.8
Net sales of trading securities	55.3	373.6
Insurance policy benefits	(1,781.8)	(2,095.6)
Interest expense	(76.5)	(77.9)
Policy acquisition costs	(309.5)	(357.1)
Other operating costs	(352.5)	(452.8)
Expenses related to debt modification	(9.5)	-
Taxes	(6.3)	(.7)

Net cash provided by operating activities	465.0	776.5

Cash flows from investing activities:
Sales of investments	8,140.1	5,472.8
Maturities and redemptions of investments	779.5	633.5
Purchases of investments	(9,613.8)	(6,986.3)
Change in restricted cash	(7.2)	9.1
Change in cash held by discontinued operations	-	1.2
Other	(16.8)	(20.8)

Net cash used by investing activities	(718.2)	(890.5)

Cash flows from financing activities:
Payments on notes payable	(61.6)	(6.5)
Amounts received for deposit products	1,338.7	1,308.7
Withdrawals from deposit products	(1,333.5)	(1,153.1)
Investment borrowings	(52.6)	(89.1)

Net cash provided (used) by financing activities	(109.0)	60.0

Net decrease in cash and cash equivalents	(362.2)	(54.0)

Cash and cash equivalents, beginning of period	894.5	361.9

Cash and cash equivalents, end of period	$532.3	$307.9

The accompanying notes are an integral part
of the consolidated financial statements

.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Conseco, Inc., a Delaware corporation (“CNO”), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”).  The terms “Conseco”, the “Company”, “we”, “us”, and “our” as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  We focus on serving the senior and middle-income markets, which we believe are attractive, high growth markets.  We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

The following notes should be read together with the notes to the consolidated financial statements included in our 2008 Form 10-K as retrospectively adjusted by our Current Report on Form 8-K filed on October 13, 2009, which updates Items 6, 7 and 8 of our 2008 Form 10-K.

TRANSFER OF SENIOR HEALTH INSURANCE COMPANY OF PENNSYLVANIA TO AN INDEPENDENT TRUST

On November 12, 2008, Conseco and CDOC, Inc. (“CDOC”), a wholly owned subsidiary of Conseco (and together with Conseco, the “Conseco Parties”), completed the transfer (the “Transfer”) of the stock of Senior Health Insurance Company of Pennsylvania (“Senior Health”, formerly known as Conseco Senior Health Insurance Company prior to its name change in October 2008) to Senior Health Care Oversight Trust, an independent trust (the “Independent Trust”) for the exclusive benefit of Senior Health’s long-term care policyholders.  Consummation of the transaction was subject to the approval of the Pennsylvania Insurance Department.

As a result of the Transfer, Senior Health’s long-term care business is presented as a discontinued operation in prior periods.  The operating results from the discontinued operations are as follows (dollars in millions):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Revenues:
Insurance policy income	$65.0	$197.2
Net investment income	46.7	134.6
Net realized investment losses	(177.3)	(380.1)

Total revenues	(65.6)	(48.3)

Benefits and expenses:
Insurance policy benefits	88.1	259.0
Amortization	3.9	14.6
Gain on reinsurance recapture (a)	(29.7)	(29.7)
Other operating costs and expenses	17.1	49.3

Total benefits and expenses	79.4	293.2

Loss before income taxes	(145.0)	(341.5)

Income tax expense on period income	12.4	13.7

Net loss from discontinued operations	$(157.4)	$(355.2)
____________
(a)	In the third quarter of 2008, Senior Health recaptured a block of previously reinsured long-term care business which was included in the business transferred to the Independent Trust.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

BASIS OF PRESENTATION

Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary for a fair statement of our financial position and results of operations on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  As permitted by rules and regulations of the SEC applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We have reclassified certain amounts from the prior periods to conform to the 2009 presentation.  These reclassifications have no effect on net income or shareholders’ equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

We have evaluated subsequent events for recognition or disclosure through November 9, 2009 (the date our financial statements are issued).

OUT-OF-PERIOD ADJUSTMENTS

We recorded the net effects of certain out-of-period adjustments which:  (i) increased our net income by $3.8 million (or two cents per diluted share) in the third quarter of 2009; and (ii) decreased our net income by $1.4 million (or one cent per diluted share) in the first nine months of 2009.  The impact of correcting these errors in prior years was not significant to any individual period.  We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the 2009 periods, as well as the periods in which they originated.  Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

ACCOUNTING FOR INVESTMENTS

We classify our fixed maturity securities into one of three categories: (i) “actively managed” (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders’ equity); (ii) “trading” (which we carry at estimated fair value with changes in such value recognized as trading income); or (iii) “held to maturity” (which we carry at amortized cost).  We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements.  See the note entitled “Accounting for Derivatives” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in market value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $275.8 million and $326.5 million at September 30, 2009 and December 31, 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of September 30, 2009 and December 31, 2008, were as follows (dollars in millions):

	September 30,	December 31,
	2009	2008

Net unrealized depreciation on actively managed fixed maturity securities on which an other-than-temporary impairment loss has been recognized	$(148.5)	$-
Net unrealized losses on all other investments	(89.5)	(3,015.9)
Adjustment to value of policies inforce at the Effective Date	2.0	111.0
Adjustment to cost of policies produced	16.3	154.8
Unrecognized net loss related to deferred compensation plan	(7.9)	(8.0)
Deferred income tax asset	81.6	987.4

Accumulated other comprehensive loss	$(146.0)	$(1,770.7)

EARNINGS PER SHARE

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) before discontinued operations	$15.4	$(25.9)	$67.5	$(323.8)
Discontinued operations	-	(157.4)	-	(355.2)

Net income (loss) for basic and diluted earnings per share	$15.4	$(183.3)	$67.5	$(679.0)

Shares:
Weighted average shares outstanding for basic earnings per share	184,886	184,726	184,820	184,688
Effect of dilutive securities on weighted average shares:
Stock option and restricted stock plans	960	-	457	-

Dilutive potential common shares	960	-	457	-

Weighted average shares outstanding for diluted earnings per share	185,846	184,726	185,277	184,688

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following summarizes the equivalent common shares for securities that were not included in the computation of diluted earnings per share, because doing so would have been antidilutive in such period (shares in thousands):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Equivalent common shares that were antidilutive during the period:
Stock option and restricted stock plans	35	42

As further discussed in the note to the consolidated financial statements entitled “Recently Issued Accounting Standards”, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance in May 2008 which is effective for fiscal years beginning after December 15, 2008.  This guidance requires unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method.  Our adoption of this guidance did not have a significant impact on our earnings per share calculations due to the immateriality of unvested restricted stock that are considered to be participating securities.

In August 2005, we completed the private offering of $330.0 million of 3.50% Convertible Debentures due September 30, 2035 (the “Existing Debentures”).  In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such Existing Debentures.  Since the remaining $293.0 million principal amount of outstanding Existing Debentures can only be redeemed for cash, it has no impact on the diluted earnings per share calculation.  However, in accordance with the conversion feature of these Existing Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price.  We will include the dilutive effect of our Existing Debentures in the calculation of diluted earnings per share when the impact is dilutive.  During the three and nine months ended September 30, 2009 and 2008, the conversion feature of these Existing Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66.  Therefore, the Existing Debentures had no effect on our diluted shares outstanding or our diluted earnings (loss) per share for the three or nine months ended September 30, 2009 and 2008.

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

BUSINESS SEGMENTS

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses.  Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off.  The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses.  Such segment had consisted of:  (i) long-term care insurance sold in prior years through independent agents; and (ii) major medical insurance.  As a result of the Transfer, as further discussed in the note entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, a substantial portion of the long-term care business in the other business in run-off segment is presented as discontinued operations in our consolidated financial statements.  Accordingly, we have restated prior period segment disclosures to conform to the Company’s current operating segments.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

We measure segment performance by excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.  Realized investment gains (losses) depend on market conditions and do not necessarily relate to the underlying business of our segments.  Realized investment gains (losses) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$13.1	$8.9	$33.9	$36.2
Supplemental health	423.6	481.7	1,298.8	1,403.6
Life	56.4	47.1	149.5	138.3
Net investment income (a)	199.6	138.3	505.4	402.8
Fee revenue and other income (a)	2.4	3.1	5.4	6.8

Total Bankers Life revenues	695.1	679.1	1,993.0	1,987.7

Colonial Penn:
Insurance policy income:
Supplemental health	2.1	2.3	6.2	7.2
Life	46.3	44.1	142.0	131.1
Net investment income (a)	9.5	10.1	29.1	29.4
Fee revenue and other income (a)	.2	.5	.6	1.3

Total Colonial Penn revenues	58.1	57.0	177.9	169.0

Conseco Insurance Group:
Insurance policy income:
Annuities	3.1	3.5	26.1	9.6
Supplemental health	148.0	151.3	446.1	457.7
Life	77.3	80.3	237.2	245.3
Other	2.1	2.6	6.3	7.9
Net investment income (a)	150.2	134.0	425.6	408.8
Fee revenue and other income (a)	.5	.1	1.6	1.4

Total Conseco Insurance Group revenues	381.2	371.8	1,142.9	1,130.7

Corporate:
Net investment income	3.5	6.1	10.8	21.8
Fee and other income	1.0	1.2	2.6	4.3

Total corporate revenues	4.5	7.3	13.4	26.1
Total revenues	1,138.9	1,115.2	3,327.2	3,313.5

(continued on next page)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expenses:
Bankers Life:
Insurance policy benefits	$488.0	$516.5	$1,442.3	$1,530.6
Amortization	74.5	53.5	213.2	195.1
Other operating costs and expenses	47.2	41.3	144.1	130.5

Total Bankers Life expenses	609.7	611.3	1,799.6	1,856.2

Colonial Penn:
Insurance policy benefits	35.0	34.2	107.6	105.3
Amortization	8.4	9.2	24.8	24.0
Other operating costs and expenses	7.3	7.1	22.0	21.2

Total Colonial Penn expenses	50.7	50.5	154.4	150.5

Conseco Insurance Group:
Insurance policy benefits	259.7	246.3	767.4	744.7
Amortization	31.8	24.9	102.4	86.3
Interest expense on investment borrowings	5.1	5.6	15.5	16.9
Other operating costs and expenses	63.0	60.8	183.6	193.0

Total Conseco Insurance Group expenses	359.6	337.6	1,068.9	1,040.9

Corporate:
Interest expense on corporate debt	24.0	15.8	61.6	50.4
Interest expense on variable interest entity	2.8	3.2	10.7	13.2
Expenses related to debt modification	-	-	9.5	-
Other operating costs and expenses	9.1	7.8	27.6	39.5

Total corporate expenses	35.9	26.8	109.4	103.1

Total expenses	1,055.9	1,026.2	3,132.3	3,150.7

Income (loss) before net realized investment losses (net of related amortization), income taxes and discontinued operations:
Bankers Life	85.4	67.8	193.4	131.5
Colonial Penn	7.4	6.5	23.5	18.5
Conseco Insurance Group	21.6	34.2	74.0	89.8
Corporate operations	(31.4)	(19.5)	(96.0)	(77.0)

Income before net realized investment losses (net of related amortization), income taxes and discontinued operations	$83.0	$89.0	$194.9	$162.8
___________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Total segment revenues	$1,138.9	$1,115.2	$3,327.2	$3,313.5
Net realized investment losses	(20.3)	(93.3)	(43.5)	(169.4)

Consolidated revenues	$1,118.6	$1,021.9	$3,283.7	$3,144.1

Total segment expenses	$1,055.9	$1,026.2	$3,132.3	$3,150.7
Amortization related to net realized investment losses	(1.4)	(10.0)	(4.5)	(16.5)

Consolidated expenses	$1,054.5	$1,016.2	$3,127.8	$3,134.2

ACCOUNTING FOR DERIVATIVES

Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product’s return is linked.  We reflect changes in the estimated market value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to equity-indexed products were $32.7 million and $(79.6) million in the nine months ended September 30, 2009 and 2008, respectively.  These amounts were substantially offset by a corresponding release of insurance policy benefits.  The estimated fair value of these options was $94.0 million and $17.6 million at September 30, 2009 and December 31, 2008, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives.  While the Company does not purchase options to hedge liabilities which may arise after the current policy anniversary date, the Company must value the related forward embedded options in the policies at fair value.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  Effective January 1, 2008, we adopted authoritative guidance related to fair value measurements which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement.  We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as “amortization of insurance acquisition costs”) and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting such guidance.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $449.5 million at September 30, 2009 and $430.6 million at December 31, 2008.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2009, all of our counterparties were rated “A-” or higher by Standard & Poor’s Corporation (“S&P”).

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $1.1 million and $6.6 million at September 30, 2009 and December 31, 2008, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

REINSURANCE

The cost of reinsurance ceded totaled $131.7 million and $120.2 million in the first nine months of 2009 and 2008, respectively.  We deduct this cost from insurance policy income.  In each case, the ceding Conseco subsidiary is directly liable for claims reinsured in the event the assuming company is unable to pay.  Reinsurance recoveries netted against insurance policy benefits totaled $366.8 million and $339.1 million in the first nine months of 2009 and 2008, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced.  Reinsurance premiums assumed totaled $373.2 million and $480.7 million in the first nine months of 2009 and 2008, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $349.6 million and $455.8 million in the first nine months of 2009 and 2008, respectively.  Such premiums assumed included group policy quota-share agreements whereby we assumed:  (i) a specified percentage of the Private-Fee-For-Service (“PFFS”) business written by Coventry under a large group policy effective July 1, 2007 (which was terminated on June 30, 2009); and (ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008 (which was terminated on December 31, 2008).

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

In September 2009, we completed a transaction under which two insurance companies in our Conseco Insurance Group unit coinsured, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies with Wilton Reassurance Company (“Wilton Re”).  In the transaction, Wilton Re paid a ceding commission of $55.8 million and will coinsure and administer 100 percent of these policies.  The Conseco companies transferred to Wilton Re $401.6 million in cash and policy loans and $457.4 million of statutory policy and other reserves.

Most of the policies involved in the transaction were issued by companies prior to their acquisition by Conseco.  Approximately 70 percent of the policies being coinsured are from Washington National Insurance Company (“Washington National”); the remainder are from Conseco Insurance Company.

We recorded a deferred gain of approximately $26 million in the third quarter of 2009 which will be recognized over the remaining life of the block of insurance policies coinsured with Wilton Re.  We also increased our deferred tax valuation allowance by $20 million in the third quarter of 2009 as a result of reassessing the recovery of our deferred tax assets upon completion of the transaction.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Current tax expense	$-	$1.2	$3.5	$2.2
Deferred tax provision	22.0	.4	51.2	3.5

Income tax expense on period income	22.0	1.6	54.7	5.7

Valuation allowance	26.7	30.0	33.7	328.0

Total income tax expense	$48.7	$31.6	$88.4	$333.7

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Nine months ended September 30,
	2009	2008

U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	21.6	3,313.1
Other nondeductible expense (benefit)	(1.7)	(30.2)
State taxes	.9	49.6
Provision for tax issues, tax credits and other	.9	3.2

Effective tax rate	56.7%	3,370.7%

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards attributable to:
Life insurance subsidiaries	$767.7	$840.7
Non-life companies	883.6	835.4
Net state operating loss carryforwards	21.3	20.3
Tax credits	13.8	13.7
Capital loss carryforwards	418.6	406.0
Deductible temporary differences:
Insurance liabilities	791.8	789.9
Unrealized depreciation of investments	81.6	987.4
Reserve for loss on loan guarantees	11.4	68.2
Other	28.6	25.1

Gross deferred tax assets	3,018.4	3,986.7

Deferred tax liabilities:
Actively managed fixed maturities	(20.3)	(17.7)
Value of policies inforce at the Effective Date and cost of policies produced	(727.5)	(739.1)

Gross deferred tax liabilities	(747.8)	(756.8)

Net deferred tax assets before valuation allowance	2,270.6	3,229.9

Valuation allowance	(1,214.4)	(1,180.7)

Net deferred tax assets	1,056.2	2,049.2

Current income taxes prepaid (accrued)	1.2	(1.5)

Income tax assets, net	$1,057.4	$2,047.7

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards (“NOLs”).  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or paid.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period when the changes are enacted.

A reduction of the carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized.  We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether the deferred income tax assets will be realized, based on the more-likely-than-not realization threshold criterion.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.  This assessment requires significant judgment.  In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess appreciated asset value over the tax basis of net assets, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning alternatives.

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

valuation allowance recognizes that as of September 30, 2009, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended September 30, 2009, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

At September 30, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at September 30, 2009, we believe that we will, more likely than not, recover $2.3 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

Recovery of our deferred tax assets is dependent on achieving the projections of future taxable income embedded in our analysis and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the Internal Revenue Service (the “IRS”) does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

The Internal Revenue Code (the “Code”) limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities).

Section 382 of the Code imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding Existing Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of Conseco’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently approximately 4.5 percent), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2009, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

On January 20, 2009, the Company’s Board of Directors adopted a Section 382 Rights Agreement which is designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382.  The Section 382 Rights Agreement was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock that would create “5 percent shareholders” as defined in Section 382.

Under the Section 382 Rights Agreement, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009.  Effective January 20, 2009, if any person or group (subject to certain exemptions) becomes a “5 percent shareholder” of Conseco without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group.  Existing shareholders who currently are “5 percent shareholders” will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The Section 382 Rights Agreement will continue in effect until January 20, 2012, unless earlier terminated or redeemed by the Board of Directors.  The Company’s Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Section 382 Rights Agreement based on its review.  The Section 382 Rights Agreement was approved by a vote at the annual meeting of the shareholders on May 12, 2009.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance at December 31, 2008	$1,180.7

Increase in 2009	33.7	(a)

Balance at September 30, 2009	$1,214.4
__________
(a)
The $33.7 million increase to our valuation allowance during 2009 included increases of:  (i) $20.0 million related to our reassessment of the recovery of our deferred tax assets following the completion of a reinsurance transaction with Wilton Re in the third quarter of 2009; and (ii) $13.7 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit.

As of September 30, 2009, we had $4.7 billion of NOLs and $1.2 billion of capital loss carryforwards, which expire as follows (dollars in millions):

	Net operating loss carryforwards(a)				Capital loss	Total loss
Year of expiration	Life		Non-life		carryforwards	carryforwards

2009	$-		$-		$86.2	$86.2
2010	-		.1		-	.1
2011	-		.1		-	.1
2012	-		-		63.6	63.6
2013	-		-		1,011.8	1,011.8
2014	-		-		34.5	34.5
2018	1,959.9	(a)	-		-	1,959.9
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,058.2	(a)	-	2,058.2
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2026	-		1.6		-	1.6
2027	-		188.4		-	188.4
2028	-		1.2		-	1.2
2029	-		152.9		-	152.9

Total	$2,193.6		$2,524.5		$1,196.1	$5,914.2
____________________
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

We had deferred tax assets related to NOLs for state income taxes of $21.3 million and $20.3 million at September 30, 2009 and December 31, 2008, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2015.

Tax years 2006 through 2008 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments.  The Company does not anticipate any material adjustments related to these

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

partnership investments.  The Company’s various state income tax returns are generally open for tax years 2006 through 2008 based on the individual state statutes of limitation.

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2009 and December 31, 2008 (dollars in millions):

	September 30,	December 31,
	2009	2008

3.50% convertible debentures	$293.0	$293.0
Secured credit agreement	854.6	911.8
6% Senior Health Note	125.0	125.0
Unamortized discount on convertible debentures	(10.7)	(18.3)

Direct corporate obligations	$1,261.9	$1,311.5

During the first nine months of 2009, we made scheduled principal payments totaling $5.4 million on our secured credit agreement (“Senior Credit Agreement”).  Also, during the first nine months of 2009, we made a mandatory prepayment of $1.2 million based on the Company’s excess cash flows at December 31, 2008 as defined in the Senior Credit Agreement.  In April 2009, we repaid the remaining $55.0 million that was outstanding under the revolving facility portion of our Senior Credit Agreement.  There were $5.0 million and $5.8 million of unamortized issuance costs (classified as other assets) related to our Senior Credit Agreement at September 30, 2009 and December 31, 2008, respectively.

On March 30, 2009, we completed an amendment to our Senior Credit Agreement, which provides for, among other things:  (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and (iv) the ability of the lender to appoint a financial advisor at the Company’s expense.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following summarizes the changes to the financial covenant requirements:

	Covenant under the Senior Credit Agreement as amended on March 30, 2009	Balance or ratio as of September 30, 2009	Margin for adverse development from September 30, 2009 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% from March 31, 2009 through June 30, 2010 and thereafter, greater than 250% (the same ratio required by the facility prior to the amendment).	252%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $268 million, or an increase to required risk-based capital of approximately $134 million.

Combined statutory capital and surplus	Greater than $1,100 million from March 31, 2009 through June 30, 2010 and thereafter, $1,270 million (the same amount required by the facility prior to the amendment).	$1,308 million	Reduction to combined statutory capital and surplus of approximately $208 million.

Debt to total capitalization ratio	Not more than 32.5% from March 31, 2009 through June 30, 2010 and thereafter, not more than 30% (the same ratio required by the facility prior to the amendment).	26.8%	Reduction to shareholders’ equity of approximately $831 million or additional debt of $400 million.

Interest coverage ratio	Greater than or equal to 1.50 to 1 for rolling four quarters from March 31, 2009 through June 30, 2010 and thereafter, 2.00 to 1 (the same ratio required by the facility prior to the amendment).	3.12 to 1	Reduction in cash flows to the holding company of approximately $101 million.

Pursuant to its amended terms, the applicable interest rate on the Senior Credit Agreement (based on either a Eurodollar or base rate) has increased.  The Eurodollar rate is now equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate).  The base rate is now equal to 2.5 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  In addition, the amended agreement requires the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Senior Credit Agreement, which fee will be added to the principal balance outstanding and will be payable at the maturity of the facility ($4.4 million has been added to the outstanding principal balance in 2009).  This 1 percent fee is reported as non-cash interest expense.

The modifications to the Senior Credit Agreement also place new restrictions on the ability of the Company to incur additional indebtedness. The amendment:  (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Senior Credit Agreement (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

The Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Existing Debentures, provided that such indebtedness shall:  (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Senior Credit Agreement; (iii) not contain any covenants or events of default based on maintenance of the Company’s financial condition; (iv) not amortize; and (v) not have a put date or otherwise be callable prior to April 10, 2014, and provided that the amount of such unsecured indebtedness incurred under this provision shall not exceed the $293 million of Existing Debentures outstanding on March 30, 2009; and provided

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Existing Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Existing Debentures.

The amendment prohibits the Company from redeeming or purchasing the Existing Debentures with cash from sources other than those described in the previous paragraph.  The amendment permits the Company to amend, modify or refinance the Convertible Indebtedness so long as such new indebtedness complies with the restrictions set forth in the previous paragraph.  Refer to the note to the consolidated financial statements entitled “Subsequent Events” for additional information related to a tender offer for the Existing Debentures and other recapitalization transactions.

In addition, pursuant to the terms of the amended credit agreement, the agent (acting on behalf of the lenders) has the right to appoint a financial advisor at the Company’s expense to, among other things, review financial projections and other financial information prepared by or on behalf of the Company, perform valuations of the assets of the Company and take other actions as are customary or reasonable for an advisor acting in such capacity.  A financial advisor has been appointed by the agent and has been reviewing the Company.

The effects of the modifications resulting from the amendment to the Senior Credit Agreement are required to be accounted for prospectively from March 31, 2009, and we did not change the carrying amount of the Senior Credit Agreement as a result of the modifications.  However, the $9.5 million of fees incurred in conjunction with the modifications of the facility were expensed in the first quarter of 2009.

The repayment of our direct corporate obligations is as follows (dollars in millions):

	Payments
	Scheduled		As adjusted (b)
Remainder of 2009	$27.2		$354.8
2010	326.8	(a)	27.1
2011	33.7		33.4
2012	33.7		33.4
2013	851.2		823.9

	$1,272.6		$1,272.6
______________
(a)
Holders of our Existing Debentures have the right to require the Company to repurchase their Existing Debentures for cash on September 30, 2010.  This amount assumes that all holders of our Existing Debentures exercise that right.

(b)
Assumes the holders of our Existing Debentures elect to tender their Existing Debentures pursuant to the pending tender offer as described in the note to the consolidated financial statements entitled “Subsequent Events”.  To the extent such holders elect not to tender, they will have the right to require the Company to repurchase their Existing Debentures for cash on September 30, 2010.  Also assumes the required repayment of outstanding borrowings under our Senior Credit Agreement of $36.8 million (equal to half of the net proceeds from the private placement of common stock and warrants).

INVESTMENT BORROWINGS

One of the Company’s insurance subsidiaries (Conseco Life Insurance Company, “Conseco Life”) is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings.  At September 30, 2009, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings from the FHLBI totaled $450.0 million as of September 30, 2009, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $508.2 million at September 30, 2009, which are maintained in a custodial account for the benefit of the FHLBI.  Such investments are classified as actively managed fixed maturities in our consolidated balance sheet.  Conseco Life recognized interest expense of $15.3 million and $16.4 million in the first nine months of 2009 and 2008, respectively, related to the borrowings.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following summarizes the terms of the borrowings (dollars in millions):

Amount borrowed	Maturity date	Interest rate at September 30, 2009

$54.0	May 2012	Variable rate – .407%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .570%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At September 30, 2009, the aggregate fee to prepay all fixed rate borrowings was $47.3 million.

At September 30, 2009, investment borrowings consisted of:  (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $260.0 million of securities issued to other entities by a variable interest entity (“VIE”) which is consolidated in our financial statements; and (iii) other borrowings of $4.9 million.

At December 31, 2008, investment borrowings consisted of:  (i) collateralized borrowings of $450.0 million; (ii) $311.7 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $5.8 million.

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2008	184,754

Shares issued under employee benefit compensation plans	132

Balance at September 30, 2009	184,886

Refer to the note to the consolidated financial statements entitled “Subsequent Events” for additional information related to transactions to issue additional common stock.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as the cost of policies produced.  Sales inducements deferred totaled $20.3 million and $30.7 million during the nine months ended September 30, 2009 and 2008, respectively.  Amounts amortized totaled $26.0 million and $11.7 million during the nine months ended September 30, 2009 and 2008, respectively.  The unamortized balance of deferred sales inducements at September 30, 2009 and December 31, 2008 was $173.7 million and $179.4 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $154.5 million and $195.9 million at September 30, 2009 and December 31, 2008, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In June 2009, the FASB issued authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE.  Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

VIE.  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held and additional disclosures, including the financial statement effects of the entity’s involvement with VIEs.  The guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is in the process of evaluating the impact the guidance will have on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The guidance must be applied to transfers occurring on or after the effective date.  Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Adopted Accounting Standards

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of Codification had no impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the guidance sets forth:  (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The requirements of the guidance are applied on a prospective basis to interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not have a material affect on our consolidated financial statements.

On April 9, 2009, the FASB issued authoritative guidance regarding the recognition and presentation of an other-than-temporary impairment and requires additional disclosures.  The recognition provision within this guidance applies only to fixed maturity investments that are subject to the other-than-temporary impairments.  If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into:  (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors.  The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive loss, net of taxes and related amortization.  The guidance requires a cumulative effect adjustment to accumulated deficit and a corresponding adjustment to accumulated other comprehensive loss to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which we do not intend to sell and it is more likely than not that we will not be required to sell such securities before recovery of the amortized cost basis.  The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective January 1, 2009.  The cumulative effect of adopting this guidance was a $4.9 million net decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive loss.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On April 9, 2009, the FASB issued authoritative guidance which provided additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate.  The guidance also discusses circumstances that may indicate a transaction is not orderly.  The guidance re-emphasizes that fair value continues to be the exit price in an orderly market.  Further, this guidance requires additional disclosures about fair value measurement in annual and interim reporting periods.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted.  We adopted the guidance effective for the period ending March 31, 2009, and this guidance did not have a material effect on our consolidated financial statements.

On April 9, 2009, the FASB issued authoritative guidance which requires that the fair value of financial instruments be disclosed in an entity’s financial statements in both interim and annual periods.  The guidance also requires disclosure of methods and assumptions used to estimate fair values.  The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance for the quarter ended June 30, 2009, which did not have a material effect on our consolidated balance sheet or statement of operations.

In May 2008, the FASB issued authoritative guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption was not permitted.  The guidance shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements.  The adoption of the guidance affected the accounting for our Existing Debentures.  Upon adoption of the guidance, the effective interest rate on our Existing Debentures increased to 7.4 percent, which resulted in the recognition of a $45 million discount to these notes with the offsetting after tax amount recorded to paid-in capital.  Such discount is amortized as interest expense over the remaining life of the Existing Debentures.

Amounts related to the Existing Debentures are reflected in our consolidated balance sheet as follows (dollars in millions):

	September 30,	December 31,
	2009	2008

Increase to additional paid-in capital	$28.0	$28.0

Par value of Existing Debentures	$293.0	$293.0
Unamortized discount	(10.7)	(18.3)

Carrying value of Existing Debentures	$282.3	$274.7

Interest expense related to the Existing Debentures includes the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Contractual interest expense	$2.6	$2.9	$7.7	$8.7
Amortization of discount	2.6	2.4	7.6	7.1
Amortization of debt issuance costs	.3	.4	.9	1.0

Total interest expense	$5.5	$5.7	$16.2	$16.8

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The adoption of the guidance affected prior period information as follows (dollars in millions):

	Three months ended
	September 30, 2008
	As originally reported	Effect of adoption	As adjusted

Interest expense	$22.5	$2.1	$24.6
Income tax expense (benefit)	32.4	(.8)	31.6
Loss before discontinued operations	(24.6)	(1.3)	(25.9)
Net loss	(182.0)	(1.3)	(183.3)

Loss per common share:
Basic:
Loss before discontinued operations	(.13)	(.01)	(.14)
Net loss	(.98)	(.01)	(.99)

Diluted:
Loss before discontinued operations	(.13)	(.01)	(.14)
Net loss	(.98)	(.01)	(.99)

	Nine months ended
	September 30, 2008
	As originally reported	Effect of adoption	As adjusted

Interest expense	$74.1	$6.4	$80.5
Income tax expense (benefit)	336.0	(2.3)	333.7
Loss before discontinued operations	(319.7)	(4.1)	(323.8)
Net loss	(674.9)	(4.1)	(679.0)

Loss per common share:
Basic:
Loss before discontinued operations	(1.73)	(.03)	(1.76)
Net loss	(3.65)	(.03)	(3.68)

Diluted:
Loss before discontinued operations	(1.73)	(.03)	(1.76)
Net loss	(3.65)	(.03)	(3.68)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

In January 2009, the FASB issued authoritative guidance which amended certain impairment guidance by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating the impairment of certain securities.  The guidance permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  The guidance is effective prospectively for interim and annual reporting periods ending after December 15, 2008.  The Company adopted the guidance on December 31, 2008 and the adoption did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance regarding whether unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are to be treated as participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  Our adoption of the guidance did not have a material effect on our earnings per share calculations due to the immateriality of unvested restricted shares that are considered to be participating securities.

In March 2008, the FASB issued authoritative guidance which required enhanced disclosures about an entity’s derivative and hedging activities.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of the guidance did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests).  The guidance establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability.  It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable.  Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses.  The guidance is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.  The initial adoption of this guidance had no effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions.  Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits.  The guidance also provides for a substantial number of new disclosure requirements.  The guidance is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.  We expect that the guidance will have an effect on our accounting for business combinations, if any, that are made in the future.  In addition, the guidance changes the previous requirement that reductions in a valuation allowance for deferred tax assets established in conjunction with the implementation of fresh-start accounting be recognized as a direct increase to additional paid-in capital.  Instead, the revised standard requires that any such reduction be reported as a decrease to income tax expense through the consolidated statement of operations.  Accordingly, any reductions to our valuation allowance for deferred tax assets will be reported as a decrease to income tax expense, after the effective date of the guidance.

In December 2008, the FASB issued authoritative guidance which required public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets and to provide additional disclosures about their involvement with variable interest entities.  The guidance was effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008.  We adopted the guidance on December 31, 2008 and it did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued authoritative guidance which allows entities to choose to measure many financial instruments and certain other items, including insurance contracts, at fair value (on an instrument-by-instrument basis) that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted the guidance on January 1, 2008.  We did not elect the fair value option for any of our financial assets or liabilities.

In April 2007, FASB issued authoritative guidance which allows fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances.  The guidance also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts.  We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

recognized as collateral.  All collateral is maintained in a tri-party custodial account.  At September 30, 2009 and December 31, 2008, $.1 million and $11.4 million, respectively, of derivative liabilities have been offset against derivative assets executed with the same counterparty under master netting arrangements.  We adopted the guidance on January 1, 2008 and it did not have a material effect on our consolidated financial statements.

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

In the cases described below, we have disclosed any specific dollar amounts sought in the complaints.  In our experience, monetary demands in complaints bear little relation to the ultimate loss, if any, to the Company.  However, for the reasons stated above, it is not possible to make meaningful estimates of the amount or range of loss that could result from some of these matters at this time.  The Company reviews these matters on an ongoing basis and when assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

Securities Litigation

After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana.  The complaints named us as a defendant, along with certain of our former officers.  These lawsuits were filed on behalf of persons or entities who purchased our Predecessor’s common stock on various dates between October 24, 2001 and August 9, 2002.  The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.’s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor’s stock price.  These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB.  The complaint seeks an unspecified amount of damages.  The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003.  Our liability with respect to this lawsuit was discharged in our Predecessor’s plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan.  Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan.  Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million.  A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed.  Plaintiffs filed a second amended complaint on August 24, 2005.  Plaintiffs filed their motion for class certification on May 2, 2008, and on March 20, 2009 the court granted that motion.  On April 24, 2009, certain defendants initiated a request to appeal the class certification ruling to the U.S. Circuit Court of Appeals for the 7th Circuit.  The matter is scheduled for a jury trial on November 1, 2010.  We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty.  We do not believe that our potential loss related to the individual defendant who served as an officer on the Effective Date is material.

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of Conseco Inc. common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges Conseco and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  The complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

Cost of Insurance Litigation

The Company and certain subsidiaries, including principally Conseco Life, have been named in numerous purported class action and individual lawsuits alleging, among other things, breach of contract, fraud and misrepresentation with regard to a change made in 2003 and 2004 in the way cost of insurance charges are calculated for life insurance policies sold primarily under the names “Lifestyle” and “Lifetime”.  Approximately 86,500 of these policies were subject to the change, which resulted in increased monthly charges to the policyholders’ accounts.  Many of the purported class action lawsuits were filed in Federal courts across the United States.  In June 2004, the Judicial Panel on Multidistrict Litigation consolidated these lawsuits into the action now referred to as In Re Conseco Life Insurance Co. Cost of Insurance Litigation, Cause No. MDL 1610 (Central District, California).  In September 2004, plaintiffs in the multi-district action filed an amended consolidated complaint and, at that time, added Conseco, Inc. as a defendant.  The amended complaint sought unspecified compensatory, punitive and exemplary damages as well as an injunction that would require the Company to reinstate the prior method of calculating cost of insurance charges and refund any increased charges that resulted from the change.  On April 26, 2005, the Judge in the multi-district action certified a nationwide class on the claims for breach of contract and injunctive relief.  On April 27, 2005, the Judge issued an order certifying a statewide California class for injunctive and restitutionary relief pursuant to California Business and Professions Code Section 17200 and breach of the duty of good faith and fair dealing, but denied certification on the claims for fraud and intentional misrepresentation and fraudulent concealment.  The Company announced on August 1, 2006, that it had reached a proposed settlement of this case.  Under the settlement, inforce policyholders were given an option to choose a form of policy benefit enhancement and certain former policyholders will share in a settlement fund by either receiving cash or electing to reinstate their policies with enhanced benefits.  The settlement was subject to court review and approval, a fairness hearing, notice to all class members, election of options by the class members, implementation of the settlement and other conditions.  The Court entered final judgment in the case on July 5, 2007.  We previously recognized costs related to this litigation totaling $267.2 million (none of which was recognized in 2009 or 2008).

            Two lawsuits are pending in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; and Doe Defendants 1-100, Case No. CV05-00594 and Clifford S. Arakaki et al. v. Conseco Life Insurance Company, Doe Defendants 1-100, Case No. CV05-00026 (United States District Court, District of Hawaii).  These suits involve an aggregate of approximately 800 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action.  The complaints allege nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability.  Trial has been set for August 20, 2010.  The ultimate outcome of these lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material adverse impact on the Company’s consolidated financial condition, cash flows or results of operations.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Agent Litigation

On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company agency and its principal that allege in the complaint that they were damaged by Conseco Health Insurance Company’s termination of their Executive Marketing Agreement (“EMA”) and Business Continuation Plan (“BCP”).  Plaintiffs sought a declaratory judgment declaring the parties’ rights and obligations under plaintiffs’ EMA and BCP including definitions of terms within those contracts.  Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action.  At Conseco Health Insurance Company’s request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1.  On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP.  The court consolidated the two cases on October 20, 2004.  Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added our subsidiary, Performance Matters Associates, Inc., as a defendant.  Mr. Tutt’s motion for partial summary judgment, which sought to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP, was granted by the court on December 15, 2004.  The court did not decide the issue of the BCP's continued validity.  After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable.  The court further ruled that the issues of breach of contract relating to plaintiffs’ exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs’ single business enterprise theory remain to be tried to a jury.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328.  In her original complaint, plaintiff alleged nonpayment by Bankers Life and Casualty Company of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present.  Additionally, the complaint alleges failure to pay wages on termination and unfair business practices.  On October 7, 2008, the plaintiff filed a first amended complaint which changes the proposed scope of the putative class from all agents in California for the subject time period to all agents at a single branch office in Alameda, California.  This would reduce the putative class from hundreds of members to approximately 100 members.  The class certification motion has not yet been filed, but the court set such motion for hearing on March 12, 2010.  We believe the action is without merit and we intend to defend the case vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older.  On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig.  A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007, which has added as defendants Conseco Services, LLC and Conseco Marketing, LLC.  The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims.  The motion for class certification is scheduled to be held on March 26, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville,

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534.  In her complaint, plaintiff claims that she was damaged due to Conseco Health Insurance Company’s failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief.  Conseco Health Insurance Company caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2.  An order was issued on February 15, 2007 granting plaintiff’s motion for class certification.  The order certified two sub-classes, identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class.  We appealed the certification order to the 5th Circuit Court of Appeals, and by order entered May 28, 2008, the 5th Circuit Court of Appeals vacated the certification order and remanded to the District Court for redefinition of the sub-classes.  On April 7, 2009, the District Court entered an order denying recertification of the proposed classes.  We believe the action is without merit, and we intend to defend the case vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until 2011 when the oldest of these policies reaches its twenty-first anniversary.  Plaintiff has filed a motion for certification of the class, and we intend to oppose any form of class treatment of these claims.  The court cancelled the class certification hearing and has taken the motion under advisement.  The case is set for trial commencing March 16, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

On December 8, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  The court has scheduled a jury trial on January 25, 2010.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and the existing parties opposed their motion.  That motion has been fully briefed, but the court has not yet ruled on it.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  In their complaint, plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  Further, the court ordered that the plaintiffs may conduct discovery in order to amend their complaint to allege facts in support of their contention that the court has personal jurisdiction over Conseco, Inc.  This amendment was to be filed by October 1, 2009.  By agreement of the parties, the date by which the amendment is to be filed has been extended to November 9, 2009.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  In his complaint, plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend.”  The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.  Plaintiff filed a motion for class certification on October 6, 2009.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation, seeking the establishment of an MDL proceeding consolidating this case and the Brady case described above into a single action.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers’ confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy.  Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action.  In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act; aiding and abetting breach of fiduciary duty and for unjust enrichment.  They dropped their claim that Bankers made negligent misrepresentations.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits, including purported class actions, related to their operations.  The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Director and Officer Loan Program Litigation

The Company and Conseco Services, LLC have settled all litigation related to the 1996-1999 director and officer loan programs.  As part of our Predecessor’s plan of reorganization, we are required to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor’s trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities.  As of September 30, 2009, we had paid $19.3 million to the former holders of trust preferred securities under this arrangement.  At September 30, 2009, we estimated that approximately $3.7 million, net of collection costs, of the remaining amounts due under the loan program will be collected (amounts that remain to be collected from borrowers with whom we have settled), of which $2.5 million will be paid to the former holders of our Predecessor’s trust preferred securities.

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

In late October 2008, Conseco Life mailed notice to approximately 12,000 holders of its “Lifetrend” life insurance products to inform them of:  (i) changes to certain “non-guaranteed elements” (“NGEs”) of their policies; and (ii) the fact that certain policyholders who were not paying premiums may have failed to receive a notice that their policy was underfunded and that additional premiums were required in order for the policyholders to maintain their guaranteed cash values.  In December 2008, Conseco Life mailed notice to approximately 16,000 holders of its CIUL3+ universal life policies to inform them of an increase in certain NGEs with respect to their policies.  Prior to or around the time that the notices were sent, Conseco Life had informed the insurance regulators in a number of states, including among others Indiana, Iowa and Florida, of these matters and the planned communication with the impacted policyholders.  Conseco Life received a cease and desist order from the Iowa Department of Insurance dated December 9, 2008, directing that it cease any further activity with respect to the matters that had been communicated in the notice to the Lifetrend policyholders.  In December 2008, in response to communications received from certain regulators and policyholders, Conseco Life unilaterally agreed to enter into a nationwide temporary moratorium through March 31, 2009 with regard to the proposed Lifetrend changes.  Conseco agreed to extend that moratorium to June 30, 2009.  In addition, Conseco Life entered into a stipulation and standstill with the Iowa Department of Insurance pursuant to which Conseco Life also agreed to take no further action with respect to the Lifetrend and CIUL3+ policyholders in Iowa.

On December 22, 2008, Conseco Life also received an order to show cause relating to the Lifetrend changes from the Florida Office of Insurance Regulation (“OIR”), and Conseco Life entered into an agreement in January 2009 with the Florida OIR preserving Conseco Life’s right to a hearing while Conseco Life and the Florida OIR engaged in settlement discussions regarding the Lifetrend and CIUL3+ policies.  In January 2009, the Florida OIR commenced a market conduct examination involving Conseco Life.

Conseco continues to work with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies and determine a final settlement of these issues.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2009	2008
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$67.5	$(679.0)
Adjustments to reconcile the net loss to net cash provided by operating activities:
Amortization and depreciation	364.1	330.9
Income taxes	82.1	346.7
Insurance liabilities	264.3	290.6
Accrual and amortization of investment income	(110.2)	(4.9)
Deferral of policy acquisition costs	(309.5)	(357.1)
Net realized investment losses	43.5	549.5
Net sales (purchases) of trading securities	55.3	373.6
Gain on reinsurance recapture	-	(30.5)
Other	7.9	(43.3)

Net cash provided by operating activities	$465.0	$776.5

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

Stock option and restricted stock plans	$6.6	$7.4
Change in securities lending collateral	196.1	138.0
Change in securities lending payable	(196.1)	(138.0)

Our consolidated statement of cash flows for the nine months ended September 30, 2008, combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the cash flow statement.

At September 30, 2009, restricted cash and cash equivalents consisted of:  (i) $11.2 million held by a VIE; and (ii) $.8 million of segregated cash held for the benefit of the former holders of TOPrS.

At December 31, 2008, restricted cash and cash equivalents consisted of $4.8 million held by a VIE.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

INVESTMENTS

At September 30, 2009, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in other comprehensive loss and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in other comprehensive loss

Corporate securities	$14,151.0	$647.1	$(411.7)	$14,386.4	$-
United States Treasury securities and obligations of United States government corporations and agencies	161.4	6.1	(2.1)	165.4	-
States and political subdivisions	858.0	23.6	(48.7)	832.9	-
Debt securities issued by foreign governments	9.7	.1	-	9.8	-
Asset-backed securities	265.8	1.3	(62.0)	205.1	(22.5)
Collateralized debt obligations	131.0	1.3	(14.5)	117.8	(3.4)
Commercial mortgage-backed securities	835.2	9.4	(150.1)	694.5	(1.7)
Mortgage pass-through securities	42.8	1.6	-	44.4	-
Collateralized mortgage obligations	2,346.4	14.3	(249.0)	2,111.7	(131.8)

Total actively managed fixed maturities	$18,801.3	$704.8	$(938.1)	$18,568.0	$(159.4)

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2009, by contractual maturity.  Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as “structured securities”.  Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

	Amortized cost	Estimated fair value

Due in one year or less	$9.4	$9.4
Due after one year through five years	620.5	574.2
Due after five years through ten years	1,550.7	1,436.2
Due after ten years	3,008.5	2,706.8

Subtotal	5,189.1	4,726.6

Structured securities	2,199.3	1,723.7

Total	$7,388.4	$6,450.3

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

NET REALIZED INVESTMENT GAINS (LOSSES)

During the first nine months of 2009, we recognized net realized investment losses of $43.5 million, which were comprised of $120.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $8.1 billion and $164.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($324.2 million, prior to the $159.9 million of impairment losses recognized through accumulated other comprehensive loss).  During the first nine months of 2008, we recognized net realized investment losses of $52.0 million from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion, and $117.4 million of writedowns of investments for other than temporary declines in fair value.  At September 30, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $4.7 million and a carrying value of $4.7 million.  At September 30, 2009, we had mortgage loans with an aggregate carrying value of $24.3 million that were 90 days or more past due as to the payment of principal or interest.  We also had mortgage loans with an aggregate carrying value of $31.8 million that were in the process of foreclosure at September 30, 2009.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.  During the nine months ended September 30, 2009, we sold $.8 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $145.4 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

The following summarizes the investments sold at a loss during the first nine months of 2009 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
Period	Number of issuers	Amortized cost	Fair value

Less than 6 months prior to sale	7	$11.1	$7.8
Greater than or equal to 6 and less than 12 months prior to sale	26	130.9	77.3
Greater than 12 months prior to sale	23	119.1	53.0

	56	$261.1	$138.1

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether or not we intend to retain the investment until its anticipated recovery occurs; (viii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (ix) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (x) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (xi) other subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

During the first quarter of 2009, we adopted authoritative guidance, which changes the recognition and presentation of

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

other-than-temporary impairments.  Refer to the note to the consolidated financial statements entitled “Recently Issued Accounting Standards – Adopted Accounting Standards” for additional information.  The recognition provisions of this guidance apply only to our actively managed fixed maturity investments.

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that circumstances would require us to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  We recognize the credit loss portion in net income and the noncredit loss portion in other comprehensive loss.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate to accrete the security to par at the date of purchase.  The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security.  The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.  The cash flows from residential mortgage-backed securities (“RMBS”) and asset-backed securities are determined with credit enhancements from bond insurers where applicable and where the performance of the underlying securities is insufficient to make timely payment of all amounts due.  The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity.  As of September 30, 2009, other-than-temporary impairments included in accumulated other comprehensive loss of $160.7 million (before taxes and related amortization) primarily relate to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive loss for the three and nine months ended September 30, 2009 (dollars in millions):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Credit losses on actively managed fixed maturity securities, beginning of period	$(10.0)	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	(9.8)	(18.2)
Less: credit losses on securities sold	1.8	1.8
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	(1.2)	(2.2)
Less: increases in cash flows expected on previously impaired securities	-	-

Credit losses on actively managed fixed maturity securities, end of period	$(19.2)	$(19.2)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

GROSS UNREALIZED INVESTMENT LOSSES

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the return and quality of the portfolio as market opportunities change or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2009 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

United States Treasury securities and obligations of United States government corporations and agencies	$20.1	$(2.1)	$-	$-	$20.1	$(2.1)

States and political subdivisions	22.3	(1.8)	308.1	(46.9)	330.4	(48.7)

Corporate securities	698.4	(33.0)	3,677.7	(378.7)	4,376.1	(411.7)

Asset-backed securities	1.9	-	144.2	(62.0)	146.1	(62.0)
Collateralized debt obligations	54.6	(4.7)	4.4	(9.8)	59.0	(14.5)
Commercial mortgage-backed securities	27.2	(.4)	289.6	(149.7)	316.8	(150.1)
Mortgage pass-through securities	-	-	4.3	-	4.3	-
Collateralized mortgage obligations	389.2	(8.5)	808.3	(240.5)	1,197.5	(249.0)
Total actively managed fixed maturities	$1,213.7	$(50.5)	$5,236.6	$(887.6)	$6,450.3	$(938.1)

Equity securities	$-	$-	$6.7	$(1.5)	$6.7	$(1.5)

Based on management’s current assessment of investments with unrealized losses at September 30, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

INVESTMENT IN A VARIABLE INTEREST ENTITY

The Company has an investment in a special purpose entity that is a VIE.  The following is a description of our significant investment in a VIE:

Fall Creek CLO Ltd. (“Fall Creek”) is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments.  The assets held by the trust are legally isolated and are not available to the Company.  The liabilities of Fall Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017.  The Company has no further commitments to Fall Creek.  The carrying value of our investment in Fall Creek was $72.1 million and $83.5 million at September 30, 2009 and December 31, 2008, respectively.

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted authoritative guidance which clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements.  The guidance is intended to increase consistency and comparability among fair value estimates used in financial reporting and the disclosure requirements are intended to provide users of financial statements with the ability to assess the reliability of an entity’s fair value measurements.  The initial adoption of this guidance resulted in a charge of $1.8 million to net income (after the effects of the amortization of insurance acquisition costs and income taxes) in the first quarter of 2008, attributable to changes in the liability for the embedded derivatives associated with our equity-indexed annuity products.  The change resulted from the incorporation of risk margins into the estimated fair value calculation for this liability.

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

Valuation Hierarchy

There is a three-level hierarchy for valuing assets or liabilities at fair value based on whether inputs are observable or unobservable.

•
Level 1 – includes assets and liabilities valued using inputs that are quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets include exchange traded securities and U.S. Treasury securities.

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, broker/dealer quotes, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include:  certain public and private corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; and non-exchange-traded derivatives such as call options to hedge liabilities related to our equity-indexed annuity products.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained is dependent on the Company’s analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 8 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

Privately placed securities comprise approximately 75 percent of our actively managed fixed maturities classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on non-binding broker quotes or internally developed models using estimated future cash flows.

For certain Level 3 assets, we have increased our default forecast.  This increased default forecast has in some cases resulted in lower cash flow estimates for our subordinated tranches and has resulted in some securities being impaired.  However, the increased default forecast did not change our cash flow estimates within our non-subordinated tranches within our Level 3 investments.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $10.1 million (including $3.4 million of impairment losses recognized through accumulated other comprehensive loss) during the first nine months of 2009.

As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

valuation to other pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company’s judgment of the inputs or methodologies used by the independent pricing services to value different asset classes.  Such inputs include:  benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

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

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at September 30, 2009 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities	Significant other observable inputs		Significant unobservable inputs
	(Level 1)	(Level 2)		(Level 3)		Total

Assets:
Actively managed fixed maturities	$59.4	$16,107.2		$2,401.4		$18,568.0
Equity securities	.1	-		30.7		30.8
Trading securities	9.4	262.3		4.1		275.8
Securities lending collateral	-	128.0		38.5		166.5
Other invested assets	-	151.7	(a)	1.1	(b)	152.8
Assets held in separate accounts	-	19.5		-		19.5

Liabilities:
Liabilities for insurance products:
Embedded derivative instruments	-	-		450.6	(c)	450.6
_____________
(a)	Includes corporate-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $449.5 million of embedded derivatives associated with our equity-indexed annuity products and $1.1 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2008 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities	Significant other observable inputs		Significant unobservable inputs
	(Level 1)	(Level 2)		(Level 3)		Total

Assets:
Actively managed fixed maturities	$74.9	$13,326.0		$1,876.1		$15,277.0
Equity securities	-	-		32.4		32.4
Trading securities	8.8	315.0		2.7		326.5
Securities lending collateral	-	170.3		48.1		218.4
Other invested assets	-	55.9	(a)	2.3	(b)	58.2
Assets held in separate accounts	-	18.2		-		18.2

Liabilities:
Liabilities for insurance products:
Embedded derivative instruments	-	-		437.2	(c)	437.2
_____________
(a)	Includes corporate-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $430.6 million of embedded derivatives associated with our equity-indexed annuity products and $6.6 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and nine months ended September 30, 2009 (dollars in millions):

	Actively managed fixed maturities	Equity securities	Trading securities	Securities lending collateral	Other invested assets	Embedded derivative instruments included in liabilities for insurance products
Assets:
Beginning balance as of June 30, 2009	$1,996.5	$30.4	$2.7	$42.0	$.9	$(406.6)
Purchases, sales, issuances and settlements, net	115.5	-	-	(10.0)	-	(30.2)
Total realized and unrealized gains (losses):
Included in net loss	(1.5)	-	.9	(.7)	-	(13.8)
Included in other comprehensive income (loss)	259.8	.3	-	(1.3)	.2	-
Transfers into Level 3	31.1	-	.5	8.5	-	-
Transfers out of Level 3(a)	-	-	-	-	-	-

Ending balance as of September 30, 2009	$2,401.4	$30.7	$4.1	$38.5	$1.1	$(450.6)

Amount of total gains (losses) for the three months ended September 30, 2009 included in our net loss relating to assets and liabilities still held as of the reporting date	$-	$-	$-	$(.7)	$-	$(13.8)

	Actively managed fixed maturities	Equity securities	Trading securities	Securities lending collateral	Other invested assets	Embedded derivative instruments included in liabilities for insurance products
Assets:
Beginning balance as of December 31, 2008	$1,876.1	$32.4	$2.7	$48.1	$2.3	$(437.2)
Purchases, sales, issuances and settlements, net	191.3	(.3)	-	(17.1)	-	(11.1)
Total realized and unrealized gains (losses):
Included in net loss	(8.8)	-	.9	(.9)	(3.4)	(2.3)
Included in other comprehensive income (loss)	332.3	(1.4)	-	(7.6)	2.2	-
Transfers into Level 3	27.5	-	.5	20.4	-	-
Transfers out of Level 3(a)	(17.0)	-	-	(4.4)	-	-

Ending balance as of September 30, 2009	$2,401.4	$30.7	$4.1	$38.5	$1.1	$(450.6)

Amount of total gains (losses) for the nine months ended September 30, 2009 included in our net loss relating to assets and liabilities still held as of the reporting date	$(2.7)	$-	$-	$(.9)	$(3.4)	$(2.3)
___________
(a)      Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Actively managed fixed maturities and securities lending collateral transferred out of Level 3 during the nine months ended September 30, 2009 were priced using a broker quote at December 31, 2008 and were priced using a pricing service that uses observable market data at September 30, 2009.  Such investments transferred into Level 3 during the nine months ended September 30, 2009 did not have enough observable data to include in Level 2 at September 30, 2009.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and nine months ended September 30, 2008 (dollars in millions):

	Actively managed fixed maturities	Equity securities	Trading securities	Securities lending collateral	Other invested assets	Embedded derivative instruments included in liabilities for insurance products
Assets:
Beginning balance as of June 30, 2008	$1,954.0	$34.3	$4.9	$81.8	$5.2	$(361.9)
Purchases, sales, issuances and settlements, net	188.9	-	(.7)	(10.0)	-	(3.1)
Total realized and unrealized gains (losses):
Included in net loss	(13.2)	-	(.7)	-	-	(6.8)
Included in other comprehensive income (loss)	(14.8)	(.1)	-	(.5)	(.4)	-
Transfers into Level 3	6.2	-	-	-	-	-
Transfers out of Level 3(a)	(68.2)	-	-	(14.5)	-	-

Ending balance as of September 30, 2008	$2,052.9	$34.2	$3.5	$56.8	$4.8	$(371.8)

Amount of total gains (losses) for the three months ended September 30, 2008 included in our net loss relating to assets and liabilities still held as of the reporting date	$(13.2)	$-	$-	$-	$-	$(6.8)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

	Actively managed fixed maturities	Equity securities	Trading securities	Securities lending collateral	Other invested assets	Embedded derivative instruments included in liabilities for insurance products
Assets:
Beginning balance as of December 31, 2007	$1,924.3	$34.5	$11.8	$105.7	$4.3	$(354.6)
Purchases, sales, issuances and settlements, net	330.2	-	(6.3)	(10.0)	(1.4)	19.0
Total realized and unrealized gains (losses):
Included in net loss	(42.7)	-	(1.5)	-	.9	(36.2)
Included in other comprehensive income (loss)	(78.9)	(.3)	-	(.9)	1.0	-
Transfers into Level 3	22.6	-	-	-	-	-
Transfers out of Level 3(a)	(102.6)	-	(.5)	(38.0)	-	-

Ending balance as of September 30, 2008	$2,052.9	$34.2	$3.5	$56.8	$4.8	$(371.8)

Amount of total gains (losses) for the nine months ended September 30, 2008 included in our net loss relating to assets and liabilities still held as of the reporting date	$(30.4)	$-	$-	$-	$-	$(36.2)
_______________
(a)	Net transfers out of Level 3 are reported as having occurred at the beginning of the period.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

At September 30, 2009, 85 percent of our Level 3 actively managed fixed maturities were investment grade and 93 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding table represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or other comprehensive income (loss) within shareholders’ equity based on the appropriate accounting treatment for the instrument.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the three and nine months ended September 30, 2009 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The estimated fair values of our financial instruments at September 30, 2009 and December 31, 2008, were as follows (dollars in millions):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Actively managed fixed maturities	$18,568.0	$18,568.0	$15,277.0	$15,277.0
Equity securities	30.7	30.7	32.4	32.4
Mortgage loans	2,030.8	1,797.5	2,159.4	2,122.1
Policy loans	299.2	299.2	363.5	363.5
Trading securities	275.8	275.8	326.5	326.5
Securities lending collateral	207.0	207.0	393.7	393.7
Other invested assets	192.4	192.4	95.0	95.0
Cash and cash equivalents	544.3	544.3	899.3	899.3

Financial liabilities:
Insurance liabilities for interest - sensitive products (a)	13,208.7	13,208.7	$13,332.8	$13,332.8
Investment borrowings	714.9	714.9	767.5	767.5
Notes payable - direct corporate obligations	1,261.9	1,056.1	1,311.5	777.3
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at September 30, 2009 and December 31, 2008.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

SUBSEQUENT EVENTS

Agreement to Issue New 7.0% Convertible Debentures

On October 14, 2009, we entered into a purchase agreement (the “Purchase Agreement”) with Morgan Stanley & Co. Incorporated, as initial purchaser (the “Initial Purchaser”), in connection with the issuance and sale of up to $293.0 million aggregate principal amount of our 7.0% Convertible Senior Debentures due 2016 (the “New Debentures”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  Under the terms and subject to the conditions set forth in the Purchase Agreement, we agreed to sell to the Initial Purchaser and the Initial Purchaser agreed to purchase from us, an aggregate principal amount of the New Debentures equal to the aggregate principal amount of our Existing Debentures that:

•
we purchase in the cash tender offer for our Existing Debentures that we commenced on October 15, 2009 and in any subsequent issuer tender offer for the Existing Debentures that expires before October 5, 2010;

•	we are required by holders of Existing Debentures to repurchase on September 30, 2010 pursuant to the terms of the Existing Debentures; and

•	the aggregate principal amount of Existing Debentures redeemed by us on October 5, 2010, if any, pursuant to the terms of the Existing Debentures.

The Purchase Agreement contemplates closing dates for each of the foregoing purchases of Existing Debentures.  The Purchase Agreement provides that the obligation of the Initial Purchaser to pay for and accept delivery of the New Debentures on each closing date is subject to the following conditions:

•	there shall not have occurred and be continuing an Event of Default (as defined in our Senior Credit Agreement) under our Senior Credit Agreement;

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

•
there shall not have occurred and be continuing an Event of Default (as defined in the indenture dated as of October 16, 2009 (the “Indenture”) for the New Debentures) under any previously issued New Debentures (for the avoidance of doubt, an Event of Default that has occurred and is continuing prior to the closing date of the first series of New Debentures shall not be a condition to closing on such date);

•
the closing of the first series of New Debentures shall have occurred simultaneously with the closing of our private placement of shares of our common stock and warrants to Paulson & Co. Inc. (“Paulson”) on behalf of the several investment funds and accounts managed by it;

•
on or prior to the closing of the first series of New Debentures, we shall have (1) received approval from the New York Stock Exchange (the “NYSE”) under Section 312.05 of the NYSE Listed Company Manual to issue 16.4 million shares of common stock and warrants to purchase 5.0 million shares of common stock to Paulson and up to $293.0 million aggregate principal amount of New Debentures and (2) notified all of our shareholders by mail no later than 10 days prior to the first tender offer closing date of our reliance on the exception to shareholder approval in accordance with Section 312.05 of the NYSE Listed Company Manual and of the approval of the audit committee of our board of directors of our reliance on such shareholder approval exception;

•
no governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, law, ordinance, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of any transaction contemplated by the Purchase Agreement;

•	the Initial Purchaser has received an opinion from our counsel substantially to the effect set forth in the Purchase Agreement; and

•
prior to (1) the closing date for the first series of New Debentures, we shall have filed with the SEC a quarterly report on Form 10-Q for our fiscal quarter ended September 30, 2009 on or before November 19, 2009; such Form 10-Q shall have included the financial statements required by Form 10-Q and such financial statements shall have been subject to a completed SAS 100 review by our independent registered public accountants; and our management shall not have concluded, in connection with such filing, that there is substantial doubt regarding our ability to continue as a going concern, and (2) any subsequent closing date, we shall have filed with the SEC a quarterly report on Form 10-Q or an annual report on Form 10-K, as the case may be, within the deadline for such filing specified in such Form, for the immediately preceding fiscal period for which the deadline for the filing of such Form shall have passed prior to such closing date, and such Form filed by us shall have included the financial statements required by such Form, and such financial statements shall have been subject to a completed SAS 100 review or an audit report issued by our independent registered public accountants, and neither our management nor our independent registered public accountants shall have concluded, in connection with such filing, that there is substantial doubt regarding our ability to continue as a going concern,  provided, however,  that filing any Form 10-Q or Form 10-K, as the case may be, referred to in this clause (2) within the deadline for such filing shall not be a condition to the Initial Purchaser’s obligations if, on the business day following the date any such Form 10-Q or Form 10-K, as the case may be, was required to be filed, we provided the Initial Purchaser with an officer’s certificate stating that our failure to file such Form 10-Q or Form 10-K, as the case may be, within the SEC’s deadline does not result from a conclusion on the part of our management or our independent registered public accountants that there is substantial doubt regarding our ability to continue as a going concern.

If on a closing date any of the conditions in the preceding paragraph have not been satisfied, we are under no obligation to sell and the Initial Purchaser is under no obligation to buy any New Debentures on such closing date or any future closing date, and the Purchase Agreement shall immediately terminate pursuant to the terms therein. In addition, at any time prior to the closing date for the first series of New Debentures, if we fail to file with the SEC a quarterly report on Form 10-Q for our fiscal quarter ended September 30, 2009, on or before November 19, 2009, the Initial Purchaser may, by prior written notice, elect to terminate the Purchase Agreement; furthermore after the closing date for the first series of New Debentures, if we fail to file any Form 10-Q or Form 10-K, as the case may be, within the SEC’s deadlines and we fail to deliver the officer’s certificate contemplated by the bullet point immediately preceding this paragraph, the Initial Purchaser may, by prior written notice, elect to terminate the Purchase Agreement prior to any subsequent closing date.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

The earliest possible closing date for the New Debentures is the date we consummate the tender offer we commenced on October 15, 2009 (currently expected to be November 13, 2009) and the latest possible closing date of a series of New Debentures is October 5, 2010.

The New Debentures will rank equally in right of payment with all of our unsecured and unsubordinated obligations, including the Existing Debentures. The New Debentures will be governed by the Indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The New Debentures will bear interest at a rate of 7.0% per annum, which will be payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series;  provided, however,  that if the issuance date of a series of New Debentures is after the close of business on the interest record for such interest payment date, the first interest payment date will instead be the second interest payment date immediately succeeding the issuance date of such series. The New Debentures will mature on December 30, 2016, unless earlier converted. The New Debentures may not be redeemed at our election prior to the stated maturity date and the holders may not require us to repurchase the New Debentures at any time.

The New Debentures will not be convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the New Debentures will be convertible into shares of common stock at the option of the holder at any time, subject to certain exceptions, based on an initial conversion rate of 182.1494 shares of common stock per $1,000 principal amount of New Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share of common stock. The conversion rate is subject to adjustment if certain events occur, as described in the Indenture. In addition, following a Make Whole Adjustment Event (as defined in the Indenture), we will, under certain circumstances, increase the conversion rate for a holder that elects to convert its New Debentures in connection with such event. In certain circumstances, we may elect to terminate the rights of holders of New Debentures to convert their New Debentures into shares of common stock.

Except as specified in the Indenture, if an Event of Default (as defined in the Indenture), other than an Event of Default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary (as defined in the Indenture), occurs and is continuing, the Trustee or holders of more than 50% in principal amount of the outstanding New Debentures may declare the principal of and accrued but unpaid interest on all of the New Debentures to be due and payable. If an Event of Default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary occurs, the principal of, and accrued but unpaid interest on all the New Debentures will become immediately due and payable without any declaration or other act on the part of the Trustee or any holders.

The following are Events of Default with respect to the New Debentures:

•	default in payment of any interest due and payable on the New Debentures and such default continues unremedied for 30 days;

•	default in payment of principal of the New Debentures when the same becomes due and payable, whether at maturity, upon declaration of acceleration or otherwise;

•
default by the Company or any of the Company’s subsidiaries under any instrument or instruments evidencing indebtedness (other than the New Debentures) having an outstanding principal amount exceeding $50.0 million (or its equivalent in any other currency or currencies) that has caused the holders thereof to declare such indebtedness to be due and payable prior to its stated maturity;

•
default in payment of indebtedness (other than in respect of swap contracts) for money borrowed by the Company or any of the Company’s subsidiaries in an aggregate principal amount exceeding $50.0 million (or its equivalent in any other currency or currencies) when such indebtedness becomes due and payable at final maturity;

•
a final judgment for a payment exceeding $50.0 million (excluding any amounts covered by insurance) rendered against the Company or any of the Company’s subsidiaries, which judgment is not vacated, discharged or stayed within 30 days after (1) the date on which the right to appeal thereof has expired if no such appeal has commenced, or (2) the date on which all rights to appeal have been extinguished;

•
default in our performance of any other covenants or agreements in respect of the New Debentures contained in the Indenture or the New Debentures for 60 days (or (1) solely in the case of the reporting covenant and, if applicable, the covenant set forth in Section 314(a) of the Trust Indenture Act of 1939, as amended, 120 days and (2) solely in the case of our failure to comply with our obligations to convert New Debentures or perform our covenant to reserve and list the common stock issuable upon conversion, 30 days) after written notice to us by the Trustee or to us and the Trustee by

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

the holders of at least 25% in aggregate principal amount of all series of New Debentures then outstanding (acting together as a single class);

•
the occurrence of a change of control after written notice is received by us not later than 90 days following the occurrence of such change of control (or with respect to any change of control that occurs prior to the issuance of the first series of New Debentures, 90 days following the issuance date of such first series of New Debentures), to us by the Trustee or to us and the Trustee by the holders of at least 10% in aggregate principal amount of all series of New Debentures then outstanding (acting together as a single class); or

•	certain events of bankruptcy, insolvency and reorganization of the Company or one of the Company’s “significant subsidiaries” (as defined in Rule 1-02(w) of Regulation S-X under the Securities Act)

The Indenture provides that on and after the date of the Indenture, we may not (1) consolidate with or merge into any other person or sell, convey, lease or transfer our consolidated properties and assets substantially as an entirety to any other person in any one transaction or series of related transactions, or (2) permit any person to consolidate with or merge into the Company, unless:

•
if we are not the surviving person, then the surviving person formed by such consolidation or into which we are merged or the person to which our properties and assets are so sold, conveyed, leased or transferred shall be a corporation or limited liability company organized and existing under the laws of the United States of America, any State thereof or the District of Columbia;  provided  that the surviving person (if not us) shall execute and deliver to the Trustee a supplemental indenture expressly assuming all of our obligations with respect to the New Debentures, including, among other things, the payment when due of the principal of and interest on the New Debentures and the performance of each of our other covenants under the Indenture; and

•	immediately after giving effect to such transaction, no default or event of default with respect to the New Debentures has occurred and is continuing.

Upon any such consolidation, merger or transfer, the surviving person (if not us) shall succeed to, and may exercise every right and power of, us under the Indenture.

The number of shares of common stock that may be issued through the conversion of up to the $293.0 million aggregate principal amount of the New Debentures is 53,369,775 shares, subject to customary anti-dilution adjustments and any additional shares of common stock that holders of New Debentures may be entitled to receive in a conversion in connection with certain Make Whole Adjustment Events (as defined in the Indenture).

Cash Tender Offer for Existing Debentures

We commenced a cash tender offer on October 15, 2009 for any and all of the $293.0 million aggregate principal amount outstanding of our Existing Debentures.  We have offered holders who validly tender and do not validly withdraw their Existing Debentures on or prior to the expiration date of the tender offer (which is November 12, 2009, unless terminated or extended earlier by us) an amount in cash equal to $1,000 for each $1,000 principal amount of Existing Debentures tendered and accepted for payment.  This consideration is equal to the repurchase price holders of Existing Debentures would be entitled to receive on their Existing Debentures on September 30, 2010 if they exercise their put right on such date.  In addition, holders whose Existing Debentures are purchased in the tender offer would receive accrued and unpaid interest to, but not including the consummation date of the tender offer.

Agreement to Sell Common Stock and Warrants to Paulson

On October 13, 2009, we announced that we entered into a Stock and Warrant Purchase Agreement (“Stock and Warrant Purchase Agreement”) with Paulson on behalf of the several investment funds and accounts managed by it to sell Paulson 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock for an aggregate purchase price of $77.9 million.  Upon closing of the private sale of common stock, Paulson will own approximately 9.9% of our outstanding shares of common stock, including shares that Paulson previously acquired in open market transactions.  The warrants will have an exercise price of $6.50 per share of common stock, subject to customary anti-dilution adjustments.  Prior to June 30, 2013, the warrants will not be exercisable, except under limited circumstances.  Commencing on June 30, 2013, the warrants will be exercisable for shares of our common stock at the option of the holder at any time, subject to certain exceptions.  The warrants

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

will expire on December 30, 2016.  The closing of the common stock and warrant sale is subject to satisfaction of certain conditions described below and is expected to occur on the earliest closing date of the issuance and sale of up to $293.0 million aggregate principal amount of our New Debentures in a private offering (as further discussed below).

Half of the net proceeds from the issuance of the shares of common stock and warrants to Paulson will be used to repay indebtedness under our Senior Credit Agreement.  The remaining net proceeds will be used:

•
to pay the portion of the purchase price of the Existing Debentures that are tendered in the cash tender offer that commenced on October 15, 2009 (or any subsequent issuer tender offer) for such Existing Debentures that is not funded by the issuance of the New Debentures;

•
to pay the portion of the repurchase price of the Existing Debentures on September 30, 2010 that we are required by the holders thereof to repurchase that is not funded by the issuance of New Debentures, if any;

•
to pay the portion of the redemption price of the Existing Debentures on October 5, 2010 that is not funded by the issuance of the New Debentures, if any Existing Debentures remain outstanding at that time and we elect to redeem such Existing Debentures; and

•	for general corporate purposes.

The closing of the private placement of our common stock and warrants is expected to occur on the settlement date of a cash tender offer for our Existing Debentures that commenced on October 15, 2009.  See “Cash Tender Offer for Existing Debentures” below.  The obligation of Paulson to purchase the common stock and warrants is subject to satisfaction (or waiver) of various conditions to closing, including, among other things, the following:

•	the Purchase Agreement between the Initial Purchaser and us with respect to the New Debentures remains in effect;

•	the simultaneous closing of the first series of New Debentures and consummation of the tender offer for our Existing Debentures;

•
the NYSE has granted us an exception from the shareholder approval requirement pursuant to Section 312 of the NYSE Listed Company Manual (described below) and such exemption remains in effect on the closing date;

•	our common stock has not been delisted by the NYSE and trading of our common stock has not been suspended on the NYSE;

•	the parties have received all required governmental approvals;

•
no governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, law, ordinance, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the closing of the private placement of our common stock and warrants;

•	the parties have entered into the investor rights agreement described below;

•	the representations and warranties made by the parties in the Stock and Warrant Purchase Agreement are true and correct as of the closing date;

•	the parties have performed or complied in all material respects with all of their covenants and agreements;

•	Paulson has received an opinion from our counsel substantially to the effect set forth in the Stock and Warrant Purchase Agreement; and

•
our repayment obligations under our Senior Credit Agreement have not been accelerated; there shall not have occurred and be continuing a “Default” or “Event of Default” under the Senior Credit Agreement; and, pro forma for the transactions contemplated by the Stock and Warrant Purchase Agreement, the issuance of the New Debentures, the tender offer and the proposed registered offering of common stock, as of September 30, 2009, we shall be in compliance with our Senior Credit Agreement’s financial covenants.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

On the closing date of the private placement of our common stock and warrants, we will enter into an investor rights agreement with Paulson, pursuant to which we will, among other things, grant to Paulson certain registration rights with respect to certain securities and certain preemptive rights, and Paulson will agree to, among other things, certain restrictions on transfer of certain securities, certain voting limitations and certain standstill provisions.

Prior to our entering into the Stock and Warrant Purchase Agreement with Paulson, our board of directors deemed Paulson an “Exempted Entity” and therefore not an “Acquiring Person” (each as defined in our Section 382 Rights Agreement) for purposes of our Section 382 Rights Agreement, with respect to (i) shares of common stock and securities convertible into common stock and exchangeable or exercisable for common stock owned by Paulson on the date of the Stock and Warrant Purchase Agreement, (ii) the 16.4 million shares of our common stock purchased in connection with the Stock and Warrant Purchase Agreement , (iii) the common stock issuable upon exercise of the Warrants and (iv) the common stock issuable upon conversion of any New Debentures acquired by Paulson. Because the exemption from the provisions of our Section 382 Rights Agreement granted by our board of directors is limited in the foregoing manner, any subsequent acquisition of common stock by Paulson would be subject to the provisions of the 382 Rights Agreement, absent further consideration and approval by the Company’s board of directors.

The issuance of the 16.4 million shares of common stock and warrants to purchase 5.0 million shares of common stock to Paulson together with the issuance of any New Debentures will exceed the 20% threshold set forth in Section 312.03 of the NYSE Listed Company Manual.  While the rules of the NYSE generally require stockholder approval prior to the issuance of securities in excess of the 20% threshold, the NYSE’s Shareholder Approval Policy provides an exception in cases where the delay involved in securing stockholder approval for the issuance would seriously jeopardize the financial viability of the listed company.  In accordance with the NYSE rule providing that exception, the audit committee of our board of directors has expressly approved our reliance on the exception in connection with the private placement of common stock and warrants to Paulson and the offering of New Debentures.  The NYSE has approved our reliance on the exception and, in accordance with such exception, we will not consummate the transactions until at least 10 days after the mailing of a letter to stockholders describing the transactions and our reliance on the exception.  This letter was mailed on October 29, 2009.

Proposed Registered Offering of Common Stock

On October 13, 2009, we also announced that we plan to file a registration statement with the SEC relating to a proposed registered offering of our common stock that would generate not less than $200.0 million in gross proceeds to us, to the extent such offering of our common stock does not jeopardize our ability to use our existing NOLs.  In connection with our agreement to privately sell 16.4 million shares of common stock and warrants to purchase 5.0 million shares of common stock to Paulson, we have agreed that, to the extent such offering of our common stock does not jeopardize our ability to use our existing NOLs, we will use our reasonable best efforts to consummate the proposed registered offering no later than 120 days after the consummation of the cash tender offer for our Existing Debentures (which 120th day we currently expect to be March 13, 2010).  There can be no assurance that we will be able to complete the proposed registered offering by the 120th day after the consummation of the cash tender offer, in such amount, or at all.  We are currently required to use half of the net proceeds of any such issuance to repay indebtedness under our Senior Credit Agreement.  The remaining net proceeds would be used for general corporate purposes.

CONSECO, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of Conseco at September 30, 2009, and the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco’s products and trends in Conseco’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” section of our 2008 Annual Report on Form 10-K as well as the risk factors included in Exhibit 99.4 to our Current Report on Form 8-K dated October 13, 2009, provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

•	liquidity issues associated with the right of holders of our Existing Debentures to require us to repurchase Existing Debentures on September 30, 2010;

•
general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect our ability to raise capital or refinance our existing indebtedness and the cost of doing so;

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

•	our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

•	our ability to obtain adequate and timely rate increases on our supplemental health products, including our long-term care business;

•	the receipt of required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

•
mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

•	changes in our assumptions related to the cost of policies produced or the value of policies inforce at the Effective Date;

•	the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on its value;

•
our assumption that the positions we take on our tax return filings, including our position that our New Debentures will not be treated as stock for purposes of Section 382 of the Code and will not trigger an ownership change, will not be successfully challenged by the IRS;

•	changes in accounting principles and the interpretation thereof;

CONSECO, INC. AND SUBSIDIARIES

•
our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems;

•	performance and valuation of our investments, including the impact of realized losses (including other-than-temporary impairment charges);

•
our ability to identify products and markets in which we can compete effectively against competitors with greater market share, higher ratings, greater financial resources and stronger brand recognition;

•	the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject;

•	our ability to complete the remediation of the material weakness in internal controls over our actuarial reporting process and to maintain effective controls over financial reporting;

•	our ability to continue to recruit and retain productive agents and distribution partners and customer response to new products, distribution channels and marketing initiatives;

•
our ability to achieve eventual upgrades of the financial strength ratings of Conseco and our insurance company subsidiaries as well as the impact of rating downgrades on our business and our ability to access capital;

•	the risk factors or uncertainties listed from time to time in our filings with the SEC;

•
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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products.

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

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.  Prior to the fourth quarter of 2008, we had a fourth operating segment comprised of other business in run-off.  The other business in run-off segment had included blocks of business that we no longer market or underwrite and were managed separately from our other businesses.  Such segment had consisted primarily of long-term care insurance sold in prior years through independent agents.  As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, a substantial portion of the long-term care business in the former other business in run-off segment is presented as discontinued operations in our consolidated financial statements for the three and nine months ended September 30, 2008.  Accordingly, we have restated all prior year segment disclosures to conform to the Company’s current operating segments.  Our segments are described below:

CONSECO, INC. AND SUBSIDIARIES

•
Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes Medicare supplement insurance, life insurance, long-term care insurance, Medicare Part D prescription drug program, Medicare Advantage products and certain annuity products to the senior market through career agents and sales managers.  Bankers Life and Casualty Company markets its products under its own brand name.  Medicare Part D products are marketed primarily through an agreement with Coventry, and Medicare Advantage products are marketed through an agreement with Humana Inc.

•
Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company (“Colonial Penn”), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  Colonial Penn markets its products under its own brand name.

•
Conseco Insurance Group, which markets and distributes specified disease insurance, Medicare supplement insurance, and certain life and annuity products to the senior and middle-income markets through professional independent producers (some of whom sell one or more of Conseco Insurance Group’s product lines exclusively).  This segment markets its products under the “Conseco” and “Washington National” brand names.  Conseco Insurance Group includes primarily the business of Conseco Health Insurance Company (“Conseco Health”), Conseco Life, Conseco Insurance Company and Washington National.  This segment also includes blocks of long-term care and other health business of these companies that we no longer market or underwrite.

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in our 2008 Annual Report on Form 10-K as retrospectively adjusted by our Current Report on Form 8-K filed on October 13, 2009, which updates Items 6, 7 and 8 of our 2008 Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.  The following is provided to supplement and update the previously provided disclosures:

Value of Policies Inforce at the Effective Date and Cost of Policies Produced – persistency rates related to our major blocks of business

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:
	Years ended December 31,		Nine months ended
	2007	2008	September 30, 2009 (3)

Bankers Life:
Medicare supplement (1)	83.5%	83.7%	83.8%	(4)
Long-term care (1)	91.0%	90.4%	87.7%	(5)
Equity-indexed annuities (2)	87.1%	88.0%	86.8%	(6)
Other annuities (2)	84.0%	84.3%	86.1%	(7)
Life (1)	87.7%	87.3%	87.5%	(8)

Colonial Penn:
Life (1)	87.3%	86.0%	86.2%	(8)

Conseco Insurance Group:
Medicare supplement (1)	75.6%	77.8%	78.5%	(4)
Long-term care (1)	92.7%	92.1%	92.2%	(8)
Specified disease (1)	91.9%	90.3%	89.8%	(8)
Equity-indexed annuities (2)	91.4%	86.5%	80.5%	(9)
Other annuities (2)	89.5%	80.6%	93.3%	(8)
Life (1)	93.7%	93.4%	93.0%	(8)
____________
(1)	Based on number of inforce policies.
(2)	Based on the percentage of the inforce block persisting.
(3)	Annualized rate.
(4)
Persistency rates on Medicare supplement business are typically lower in the first six months of each calendar year, as policyholders more frequently change insurance companies during the early part of each year.  Adjusting for seasonality, the persistency rates during the first nine months of 2009 are slightly higher than our expectations for these blocks.

CONSECO, INC. AND SUBSIDIARIES

(5)
Bankers Life has been implementing premium rate increases on certain policies in this block.  Some policyholders have chosen to lapse their policies rather than pay the increased premium rate.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankers Life – Insurance Policy Benefits” for additional information.

(6)
We have noted a slight decrease in persistency rates for Bankers Life’s equity-indexed annuity products during the first nine months of 2009.  We believe this decrease is related to a change in consumer preference to fixed rate annuities given volatility in the equity markets in recent periods.  This decrease was more than offset by increased persistency in other annuity products.  (See note 7 below).  These equity-indexed annuity policies do not have the market value adjustment (“MVA”) feature included in certain equity-indexed annuities sold by our Conseco Insurance Group segment.  (See note 9 below).

(7)
We have noted an increase in persistency rates for other annuity products (consisting primarily of fixed rate annuity policies).  We believe this increase is related to the lack of competing investment products which would offer higher returns for consumers.

(8)	These persistency rates are generally in line with our expectations.
(9)
This block of business has experienced higher than anticipated surrenders during the first nine months of 2009 and we expect higher surrenders in future periods.  The annuities which are experiencing higher surrenders have a MVA feature, which effectively reduced (or in some cases eliminated) the charges paid upon the surrender of these policies as the 10-year treasury rate dropped to historic lows.  The impact of both the historical experience and projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Conseco Insurance Group – Amortization Related to Operations” for additional information.

Liabilities for Insurance Products – reserves for the future payment of long-term care policy claims

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions.  For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims.  In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims.  Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience.  Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  For example, our long-term care policy claims may be paid over a long period of time and, therefore, loss estimates have a higher degree of uncertainty.  We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business of Senior Health and Washington National.  The long-term care business of Senior Health was transferred to an independent trust in 2008 and Conseco no longer has any liability for this business.  Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in the third quarter of 2009 related to our long-term care business (in both our Bankers Life and Conseco Insurance Group segments) would result in a decrease in our earnings of approximately $9 to $17 million. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

CONSECO, INC. AND SUBSIDIARIES

Valuation Allowance for Deferred Taxes

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2008, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2008, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor.  We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

In order to support the utilization of the tax benefits of NOLs that do not have an offsetting valuation allowance, we project future taxable income based on our historical earnings adjusted for the items described in the previous paragraph.  Based on these projections, we must generate approximately $160 million of taxable income in 2009 and approximately $200 million for each year thereafter through 2018 in order to utilize the tax benefits of our NOLs which expire through that date.  The taxable income requirements are substantially comprised of life insurance income, as the potential tax benefits related to our non-life NOLs are substantially offset by a valuation allowance.  Our taxable income for the nine months ended September 30, 2009 was $212 million before deductions related to the worthlessness of certain loans made by our Predecessor, and we expect our future taxable income to be adequate to utilize the remaining NOLs.  The projections of future taxable income used to support the recovery of our NOLs do not anticipate the use of any tax planning strategies that we would consider to avoid a tax benefit from expiring.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$85.4	$67.8	$193.4	$131.5
Colonial Penn	7.4	6.5	23.5	18.5
Conseco Insurance Group	21.6	34.2	74.0	89.8
Corporate operations	(31.4)	(19.5)	(96.0)	(77.0)

	83.0	89.0	194.9	162.8
Net realized investment gains (losses), net of related amortization:
Bankers Life	(16.6)	(40.4)	(32.3)	(67.4)
Colonial Penn	1.5	(1.5)	2.7	(1.4)
Conseco Insurance Group	.6	(36.8)	.6	(59.0)
Corporate operations	(4.4)	(4.6)	(10.0)	(25.1)

	(18.9)	(83.3)	(39.0)	(152.9)
Income (loss) before income taxes:
Bankers Life	68.8	27.4	161.1	64.1
Colonial Penn	8.9	5.0	26.2	17.1
Conseco Insurance Group	22.2	(2.6)	74.6	30.8
Corporate operations	(35.8)	(24.1)	(106.0)	(102.1)

Income before income taxes	$64.1	$5.7	$155.9	$9.9

CONSECO, INC. AND SUBSIDIARIES

___________________
(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), net of related amortization and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes” differ from “income (loss) before income taxes” as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses), net of related amortization.  We measure segment performance excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.  Realized investment gains (losses) depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, “income (loss) before net realized investment gains (losses), net of related amortization, and before income taxes” does not replace “income (loss) before income taxes” as a measure of overall profitability.  We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources.  We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be transparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

CONSECO, INC. AND SUBSIDIARIES

Bankers Life (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Premium collections:
Annuities	$284.7	$323.1	$862.2	$812.9
Supplemental health	440.7	478.7	1,286.5	1,385.0
Life	63.2	51.9	167.4	153.7

Total collections	$788.6	$853.7	$2,316.1	$2,351.6

Average liabilities for insurance products:
Annuities:
Mortality based	$249.3	$254.2	$251.0	$252.6
Equity-indexed	1,529.5	1,255.8	1,473.4	1,148.8
Deposit based	4,834.1	4,442.8	4,755.6	4,436.1
Health	4,143.3	3,921.2	4,094.6	3,846.0
Life:
Interest sensitive	403.6	387.5	400.2	383.5
Non-interest sensitive	432.6	365.7	414.7	350.9

Total average liabilities for insurance products, net of reinsurance ceded	$11,592.4	$10,627.2	$11,389.5	$10,417.9

Revenues:
Insurance policy income	$493.1	$537.7	$1,482.2	$1,578.1
Net investment income:
General account invested assets	162.2	155.2	477.8	458.1
Equity-indexed products	33.6	(14.0)	17.6	(48.8)
Other special-purpose portfolios	3.8	(2.9)	10.0	(6.5)
Fee revenue and other income	2.4	3.1	5.4	6.8

Total revenues	695.1	679.1	1,993.0	1,987.7

Expenses:
Insurance policy benefits	412.1	470.3	1,264.6	1,402.4
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	46.8	43.1	140.9	130.8
Equity-indexed products	29.1	3.1	36.8	(2.6)
Amortization related to operations	74.5	53.5	213.2	195.1
Other operating costs and expenses	47.2	41.3	144.1	130.5

Total expenses	609.7	611.3	1,799.6	1,856.2

Income before net realized investment losses, net of related amortization and income taxes	85.4	67.8	193.4	131.5

Net realized investment losses	(17.9)	(48.4)	(34.7)	(79.8)
Amortization related to net realized investment losses	1.3	8.0	2.4	12.4

Net realized investment losses, net of related amortization	(16.6)	(40.4)	(32.3)	(67.4)

Income before income taxes	$68.8	$27.4	$161.1	$64.1

(continued)

CONSECO, INC. AND SUBSIDIARIES

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Health benefit ratios:
All health lines:
Insurance policy benefits	$362.3	$432.8	$1,135.0	$1,275.9
Benefit ratio (a)	85.5%	89.9%	87.4%	90.9%

Medicare supplement:
Insurance policy benefits	$119.9	$116.0	$349.5	$332.7
Benefit ratio (a)	72.4%	72.5%	70.4%	69.4%

PDP and PFFS:
Insurance policy benefits	$80.2	$157.4	$308.1	$430.2
Benefit ratio (a)	74.2%	95.1%	88.1%	94.4%

Long-term care:
Insurance policy benefits	$162.2	$159.4	$477.4	$513.0
Benefit ratio (a)	108.3%	102.1%	105.5%	109.4%
Interest-adjusted benefit ratio (b)	70.4%	68.1%	68.5%	76.2%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life’s long-term care products by dividing such product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $56.8 million and $53.0 million in the three months ended September 30, 2009 and 2008, respectively, and $167.6 million and $156.0 million in the nine months ended September 30, 2009 and 2008, respectively.

Total premium collections were $788.6 million in the third quarter of 2009, down 7.6 percent from 2008, and were $2,316.1 million in the first nine months of 2009, down 1.5 percent from 2008.  Premium collections include $114.4 million and $167.4 million in the third quarters of 2009 and 2008, respectively, and $345.5 million and $446.2 million in the first nine months of 2009 and 2008, respectively, of premiums collected pursuant to the quota-share agreements with Coventry.  Effective December 31, 2008, we terminated two group policy quota-share agreements with Coventry and terminated a third group policy quota-share agreement effective June 30, 2009.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

CONSECO, INC. AND SUBSIDIARIES

Average liabilities for insurance products, net of reinsurance ceded were $11.6 billion in the third quarter of 2009, up 9.1 percent from 2008, and were $11.4 billion in the first nine months of 2009, up 9.3 percent from 2008.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  Insurance policy income includes $108.1 million and $165.6 million in the third quarters of 2009 and 2008, respectively, and $349.6 million and $455.8 million in the nine months ended September 30, 2009 and 2008, respectively, of premium income from the quota-share agreements with Coventry.  Effective December 31, 2008, we terminated two group policy quota-share agreements with Coventry and terminated a third group policy quota-share agreement effective June 30, 2009.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $162.2 million in the third quarter of 2009, up 4.5 percent from 2008, and was $477.8 million in the first nine months of 2009, up 4.3 percent from 2008.  The average balance of general account invested assets was $11.5 billion and $10.7 billion in the third quarters of 2009 and 2008, respectively.  The average yield on these assets was 5.66 percent and 5.82 percent in the third quarters of 2009 and 2008, respectively.  The average balance of general account invested assets was $11.3 billion and $10.5 billion in the first nine months of 2009 and 2008, respectively.  The average yield on these assets was 5.64 percent and 5.82 percent in the first nine months of 2009 and 2008, respectively.  The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.  The reduction in average yield reflects lower new money rates due to tighter credit spreads for many investments and a higher amount of short-term investments with relatively lower yields in the first nine months of 2009.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (losses) related to equity-indexed products were $29.1 million and $(15.9) million in the third quarters of 2009 and 2008, respectively, and were $25.2 million and $(51.0) million in the first nine months of 2009 and 2008, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $4.5 million and $1.9 million in the third quarters of 2009 and 2008, respectively, and was $(7.6) million and $2.2 million in the first nine months of 2009 and 2008, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $3.8 million and $(2.9) million in the third quarters of 2009 and 2008, respectively, and $7.1 million and $(6.5) million in the nine months ended September 30, 2009 and 2008, respectively.  We also recognized a death benefit of $2.9 million in the second quarter of 2009.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $5.1 million and $.1 million in the first nine months of 2009 and 2008, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 71.4 percent and 69.5 percent in the first nine months of 2009 and 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007.  During 2007 and 2008, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under three group policies.  In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  Coventry has decided to cease selling PFFS plans effective January 1, 2010.  On July 22, 2009, Bankers Life announced a strategic alliance under which it will offer Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP and PFFS business were $27.9 million and $8.2 million in the third quarters of 2009 and 2008, respectively, and were $41.5 million and $25.6 million in the first nine months of 2009 and 2008, respectively.  The increase in margin in the third quarter of 2009 is primarily due to increases in our share of risk adjustment premium payments made by the Center for Medicare and Medical Services.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 108.3 percent and 102.1 percent in the third quarters of 2009 and 2008, respectively, and 105.5 percent and 109.4 percent in the first nine months of 2009 and 2008, respectively.  The interest-adjusted benefit ratio on this business was 70.4 percent and 68.1 percent in the third quarters of 2009 and 2008, respectively, and 68.5 percent and 76.2 percent in the first nine months of 2009 and 2008, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $.6 million and $6.2 million in the first nine months of 2009 and 2008, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 105.4 percent and 108.1 percent in the first nine months of 2009 and 2008, respectively.  The benefit ratio for the first nine months of 2009 reflected a reduction in liabilities for insurance products of approximately $33.1 million ($11.1 million in the third quarter of 2009) due to our estimates of:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase.  The aforementioned reduction in liabilities was partially offset by increased amortization of insurance intangibles of $3.9 million ($1.0 million in the third quarter of 2009) resulting from the increase in lapses.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low.  Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block.  As an alternative to the rate increase, policyholders were offered the option:  (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received.  We have received all expected regulatory approvals and have implemented these rate increases.  In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases, however, non-forfeiture benefits were only offered in accordance with the terms of the policy.  The policies in this round represent approximately 25 percent of the inforce block.  As of September 30, 2009, all such filings had been submitted for regulatory approval, and approximately 80 percent of the expected rate increases had been approved by regulators and implemented.  Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008, however, non-forfeiture benefits were only offered in accordance with the terms of the policy.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $46.8 million in the third quarter of 2009, up 8.6 percent from 2008, and were $140.9 million in the first nine months of 2009, up 7.7 percent from 2008.  The increases are primarily due to a larger block of annuity business in force.  The weighted average crediting rate for these products was 3.6 percent in both the third quarters of 2009 and 2008 and 3.6 percent in both the first nine months of 2009 and 2008.

Amounts added to equity-indexed products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.  Such corresponding relationship did not exist in certain 2008 and 2009 periods due to a number of factors including variations in option costs and changes in the value of the trading account securities which did not correspond to the changes in the value of the embedded derivatives related to these products.

CONSECO, INC. AND SUBSIDIARIES

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $74.5 million and $53.5 million in the third quarters of 2009 and 2008, respectively, and was $213.2 million and $195.1 million in the first nine months of 2009 and 2008, respectively.  Amortization expense related to our annuity block of business increased $11.5 million in the third quarter of 2009, as compared to the comparable period in 2008, partially due to changes in our lapse assumptions.  We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest.  During the first nine months of 2009, amortization expense related to annuities issued in 2008 and 2009 decreased by $5.9 million due to this limitation.  During the first nine months of 2008, we experienced higher lapses than we anticipated on our Medicare supplement products.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million in the first nine months of 2008 (none of which was recognized in the third quarter of 2008).  We believe such increases were partially related to competition from Medicare Advantage products.

Other operating costs and expenses in our Bankers Life segment were $47.2 million in the third quarter of 2009, up 14 percent from 2008, and were $144.1 million in the first nine months of 2009, up 10 percent from 2008.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Expenses related to the marketing and quota-share agreements with Coventry	$6.2	$9.6	$20.9	$29.3
Commission expense	4.6	4.8	13.2	15.2
Other operating expenses	36.4	26.9	110.0	86.0

Total	$47.2	$41.3	$144.1	$130.5

Net realized investment losses fluctuate each period.  During the first nine months of 2009, net realized investment losses in this segment included $44.9 million of net gains from the sales of investments (primarily fixed maturities) and $79.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($149.5 million, prior to the $69.9 million of impairment losses recognized through accumulated other comprehensive loss).  During the first nine months of 2008, net realized investment losses in this segment included $20.3 million of net losses from the sales of investments (primarily fixed maturities) and $59.5 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.3 million and $8.0 million in the third quarters of 2009 and 2008, respectively, and $2.4 million and $12.4 million in the first nine months of 2009 and 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premium collections:
Life	$45.6	$43.6	$138.4	$130.3
Supplemental health	1.8	2.2	5.8	6.8

Total collections	$47.4	$45.8	$144.2	$137.1

Average liabilities for insurance products:
Annuities-mortality based	$81.0	$85.6	$82.1	$86.4
Health	18.8	20.5	19.2	21.0
Life:
Interest sensitive	23.0	25.0	23.5	25.1
Non-interest sensitive	568.4	562.8	568.7	562.0

Total average liabilities for insurance products, net of reinsurance ceded	$691.2	$693.9	$693.5	$694.5

Revenues:
Insurance policy income	$48.4	$46.4	$148.2	$138.3
Net investment income:
General account invested assets	9.5	10.1	29.1	29.9
Trading account income related to reinsurer accounts	-	-	-	(.5)
Fee revenue and other income	.2	.5	.6	1.3

Total revenues	58.1	57.0	177.9	169.0

Expenses:
Insurance policy benefits	34.7	33.9	106.8	104.4
Amounts added to annuity and interest-sensitive life product account balances	.3	.3	.8	.9
Amortization related to operations	8.4	9.2	24.8	24.0
Other operating costs and expenses	7.3	7.1	22.0	21.2

Total expenses	50.7	50.5	154.4	150.5

Income before net realized investment gains and income taxes	7.4	6.5	23.5	18.5

Net realized investment gains (losses)	1.5	(1.5)	2.7	(1.4)

Income before income taxes	$8.9	$5.0	$26.2	$17.1

Total premium collections were $47.4 million in the third quarter of 2009, up 3.5 percent from 2008, and were $144.2 million in the first nine months of 2009, up 5.2 percent from 2008.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  In the first nine months of 2009, insurance policy income includes the recognition of a $3.4 million (of which, $.4 million was recognized in the third quarter of 2009) final distribution and commutation amount following the termination of a group insurance pool that Colonial Penn previously participated in.  The increase in the 2009 periods also reflects the growth in this segment.  See “Premium Collections” for further analysis.

CONSECO, INC. AND SUBSIDIARIES

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.5 million in the third quarter of 2009, down 5.9 percent from 2008, and was $29.1 million in the first nine months of 2009, down 2.7 percent from 2008.  The average balance of general account invested assets was $661.4 million and $674.3 million in the third quarters of 2009 and 2008, respectively.  The average yield on these assets was 5.76 percent and 6.02 percent in the third quarters of 2009 and 2008, respectively.  The average balance of general account invested assets was $660.8 million and $677.5 million in the first nine months of 2009 and 2008, respectively.  The average yield on these assets was 5.87 percent and 5.90 percent in the first nine months of 2009 and 2008, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs in the Colonial Penn segment are amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the value of policies inforce as of the Effective Date.  A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.  Amortization was negatively impacted in the third quarter of 2008 by a $1.3 million adjustment that was not expected to recur.

Other operating costs and expenses in our Colonial Penn segment increased 2.8 percent, to $7.3 million, in the third quarter of 2009, and 3.8 percent to $22.0 million, in the first nine months of 2009, as compared to the same periods in 2008.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2009, net realized investment gains in this segment included $6.7 million of net gains from the sales of investments (primarily fixed maturities) and $4.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($4.5 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive loss).  During the first nine months of 2008, net realized investment gains in this segment included $.2 million of net losses from the sales of investments (primarily fixed maturities) and $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

CONSECO, INC. AND SUBSIDIARIES

Conseco Insurance Group (dollars in millions):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premium collections:
Annuities	$25.2	$27.4	$67.0	$106.1
Supplemental health	152.9	151.5	448.4	463.2
Life	60.3	67.8	187.1	206.6

Total collections	$238.4	$246.7	$702.5	$775.9

Average liabilities for insurance products:
Annuities:
Mortality based	$214.5	$219.8	$215.8	$221.5
Equity-indexed	751.9	893.9	787.3	893.2
Deposit based	652.1	741.3	670.2	765.7
Separate accounts	19.0	23.3	18.1	24.8
Health	3,011.6	3,000.4	3,002.4	2,989.3
Life:
Interest sensitive	2,727.6	2,937.5	2,831.5	2,951.6
Non-interest sensitive	1,196.9	1,381.8	1,300.7	1,401.7

Total average liabilities for insurance products, net of reinsurance ceded	$8,573.6	$9,198.0	$8,826.0	$9,247.8

Revenues:
Insurance policy income	$230.5	$237.7	$715.7	$720.5
Net investment income:
General account invested assets	134.5	146.4	416.4	443.1
Equity-indexed products	11.0	(6.8)	3.6	(27.3)
Trading account income related to policyholder and reinsurer accounts	8.2	(8.3)	11.6	(12.6)
Change in value of embedded derivatives related to modified coinsurance agreements	(3.5)	2.7	(6.0)	5.6
Fee revenue and other income	.5	.1	1.6	1.4

Total revenues	381.2	371.8	1,142.9	1,130.7

Expenses:
Insurance policy benefits	206.2	203.6	635.4	621.3
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	35.4	38.4	107.2	116.8
Equity-indexed products	18.1	4.3	24.8	6.6
Amortization related to operations	31.8	24.9	102.4	86.3
Interest expense on investment borrowings	5.1	5.6	15.5	16.9
Other operating costs and expenses	63.0	60.8	183.6	193.0

Total expenses	359.6	337.6	1,068.9	1,040.9

Income before net realized investment gains (losses), net of related amortization and income taxes	21.6	34.2	74.0	89.8

Net realized investment gains (losses)	.5	(38.8)	(1.5)	(63.1)
Amortization related to net realized investment gains (losses)	.1	2.0	2.1	4.1

Net realized investment gains (losses), net of related amortization	.6	(36.8)	.6	(59.0)
Income (loss) before income taxes	$22.2	$(2.6)	$74.6	$30.8

 (continued)

CONSECO, INC. AND SUBSIDIARIES

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Health benefit ratios:
All health lines:
Insurance policy benefits	$117.8	$132.0	$369.4	$382.2
Benefit ratio (a)	78.5%	85.8%	81.7%	82.1%

Medicare supplement:
Insurance policy benefits	$30.5	$36.7	$95.1	$108.9
Benefit ratio (a)	68.2%	73.0%	68.9%	70.2%

Specified disease:
Insurance policy benefits	$72.9	$76.3	$223.1	$225.5
Benefit ratio (a)	76.6%	82.6%	78.6%	81.6%
Interest-adjusted benefit ratio (b)	42.9%	48.5%	45.0%	47.7%

Long-term care:
Insurance policy benefits	$12.2	$16.5	$44.4	$40.2
Benefit ratio (a)	154.2%	193.5%	182.6%	154.2%
Interest-adjusted benefit ratio (b)	73.8%	115.2%	103.4%	79.2%

Other:
Insurance policy benefits	$2.2	$2.5	$6.8	$7.6
Benefit ratio(a)	103.9%	95.7%	107.6%	95.9%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Conseco Insurance Group’s specified disease and long-term care products by dividing such product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the specified disease reserves was $32.0 million and $31.5 million in the three months ended September 30, 2009 and 2008, respectively, and $95.6 million and $93.5 million in the nine months ended September 30, 2009 and 2008, respectively.  The investment income earned on the accumulated assets backing the long-term care reserves was $6.3 million and $6.7 million in the three months ended September 30, 2009 and 2008, respectively, and $19.2 million and $19.6 million in the first nine months of 2009 and 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES

Total premium collections were $238.4 million in the third quarter of 2009, down 3.4 percent from 2008, and were $702.5 million in the first nine months of 2009, down 9.5 percent from 2008.  The decrease in collected premiums was primarily due to lower sales of equity-indexed annuity products and Medicare supplement products.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $8.6 billion in the third quarter of 2009, down 6.8 percent from 2008, and were $8.8 billion in the first nine months of 2009, down 4.6 percent from 2008, respectively.  The decrease in such liabilities was primarily due to:  (i) the coinsurance transaction with Wilton Re completed in September 2009, as further discussed in the note to the consolidated financial statements entitled “Reinsurance”; and (ii) policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  The decrease in insurance policy income is primarily due to lower income from Medicare supplement products due to lapses exceeding new sales and lower premiums from our life insurance block.  See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $134.5 million in the third quarter of 2009, down 8.1 percent from 2008, and was $416.4 million in the first nine months of 2009, down 6.0 percent from 2008.  The average balance of general account invested assets was $9.6 billion and $10.0 billion in the third quarters of 2009 and 2008, respectively.  The average yield on these assets was 5.63 percent and 5.84 percent in the third quarters of 2009 and 2008, respectively.  The average balance of general account invested assets was $9.7 billion and $10.1 billion in the first nine months of 2009 and 2008, respectively.  The average yield on these assets was 5.72 percent and 5.85 percent in the first nine months of 2009 and 2008, respectively.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (losses) related to equity-indexed products were $10.0 million and $(7.9) million in the third quarters of 2009 and 2008, respectively, and were $7.5 million and $(28.6) million in the first nine months of 2009 and 2008, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $1.0 million and $1.1 million in the third quarters of 2009 and 2008, respectively, and was $(3.9) million and $1.3 million in the first nine months of 2009 and 2008, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled “Accounting for Derivatives.” We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income.  The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

Insurance policy benefits were affected by a number of items as summarized below.

Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(3.2) and $4.8 million in the third quarters of 2009 and 2008, respectively, and were $(7.4) million and $3.0 million in the first nine months of 2009 and 2008, respectively.  Such fluctuations are primarily due to changes in mortality.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits.  Accordingly, the entire difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur.  The margin in the first quarter of 2009 also reflected the release of

CONSECO, INC. AND SUBSIDIARIES

liabilities for insurance products of $2.5 million in the first quarter of 2009 due to refinements in the calculation of such liabilities for a block of policies.

Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The benefit ratios on Conseco Insurance Group’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $4.6 million and $2.4 million in the first nine months of 2009 and 2008, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 72.2 percent and 71.7 percent in the first nine months of 2009 and 2008, respectively.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $14.2 million and $13.6 million in the third quarters of 2009 and 2008, respectively, and were $42.9 million and $46.3 million in the first nine months of 2009 and 2008, respectively.

Conseco Insurance Group’s specified disease products generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $22.3 million and $16.0 million in the third quarters of 2009 and 2008, respectively, and were $60.6 million and $50.9 million in the first nine months of 2009 and 2008, respectively.  The fluctuation in margin is primarily related to changes in the insurance policyholder benefits.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 154.2 percent and 193.5 percent in the third quarters of 2009 and 2008, respectively, and was 182.6 percent and 154.2 percent in the first nine months of 2009 and 2008, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(1.7) million and $3.5 million in the first nine months of 2009 and 2008, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 175.6 percent and 167.6 percent in the first nine months of 2009 and 2008, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, development on claims incurred in prior periods and changes in policy income.  The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.  The benefit ratio in the third quarter of 2009 was favorably impacted by $3.2 million due to claim reserve refinements.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 73.8 percent and 115.2 percent in the third quarters of 2009 and 2008, respectively, and 103.4 percent and 79.2 percent in the first nine months

CONSECO, INC. AND SUBSIDIARIES

of 2009 and 2008, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our interest-adjusted benefit ratios would have been 96.4 percent and 92.7 percent in the first nine months of 2009 and 2008, respectively.

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

The benefit ratios on Conseco Insurance Group’s other products are subject to fluctuations due to the smaller size of these blocks of business.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $35.4 million in the third quarter of 2009, down 7.8 percent from 2008, and were $107.2 million in the first nine months of 2009, down 8.2 percent from 2008.  The decrease was primarily due to a smaller block of annuity business inforce due to lapses exceeding new sales in recent periods.  The weighted average crediting rate for these products was 4.2 percent in both the first nine months of 2009 and 2008.  In addition, amounts added to policyholder account balances for annuity products in the first quarter of 2008 includes a $3.0 million out-of-period expense to reflect previously unrecognized benefits on certain annuity policies.

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

During the three months ended September 30, 2009, we were required to accelerate the amortization of insurance acquisition costs by approximately $9 million for the changes in two assumptions related to future profits from our universal life products.  The first change resulted in additional amortization expense of $2 million and relates to the assumption of when we will ultimately increase certain non-guaranteed premium rates related to the Lifetrend and CIUL3+ life insurance products.  As described in the note to the consolidated financial statements entitled “Litigation and Other Legal Proceedings – Regulatory Examinations and Fines,” we are working with various insurance regulators to review the terms of these policies.  The second change resulted in additional amortization expense of $7 million and relates to the investment earnings assumption for the entire interest-sensitive block of life insurance business.  The future investment earnings assumptions were reduced by 7 basis points reflecting lower portfolio earnings.

During the first half of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities.  This block of business experienced higher than anticipated surrenders during the first half of 2009 and we have increased our expected surrender assumptions in future periods.  These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped to historic lows.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even.  We recognized additional amortization of approximately $10.2 million in the first nine months of 2009 (none of which was recognized in the third quarter of 2009), related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $70 million related to these products, which we determined are recoverable.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

CONSECO, INC. AND SUBSIDIARIES

Interest expense on investment borrowings includes $5.1 million and $5.4 million of interest expense on collateralized borrowings in the third quarters of 2009 and 2008, respectively, and $15.3 million and $16.4 million in the first nine months of 2009 and 2008, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $63.0 million in the third quarter of 2009, up 3.6 percent from 2008, and were $183.6 million in the first nine months of 2009, down 4.9 percent from 2008.  Such other costs included $3.0 million related to the settlement of several lawsuits in the third quarter of 2009.  Other operating costs and expenses include commission expense of $17.4 million and $20.1 million in the third quarters of 2009 and 2008, respectively, and $55.2 million and $59.5 million in the first nine months of 2009 and 2008, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2009, net realized investment losses included $65.7 million of net gains from the sales of investments (primarily fixed maturities) and $67.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($156.7 million, prior to $89.5 million of impairment losses recognized through accumulated other comprehensive loss).  During the first nine months of 2008, net realized investment losses included $18.4 million of net losses from the sales of investments (primarily fixed maturities), and $44.7 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.1 million and $2.0 million in the third quarters of 2009 and 2008, respectively, and $2.1 million and $4.1 million in the first nine months of 2009 and 2008, respectively.

Corporate Operations (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Corporate operations:
Interest expense on corporate debt	$(24.0)	$(15.8)	$(61.6)	$(50.4)
Net investment income	.6	1.2	.1	3.9
Fee revenue and other income	.9	1.1	2.3	3.8
Net operating results of variable interest entity	.1	1.8	-	5.0
Expenses related to debt modification	-	-	(9.5)	-
Other operating costs and expenses	(9.0)	(7.8)	(27.3)	(39.3)

Loss before net realized investment gains (losses) and income taxes	(31.4)	(19.5)	(96.0)	(77.0)

Net realized investment gains (losses)	(4.4)	(4.6)	(10.0)	(25.1)

Loss before income taxes	$(35.8)	$(24.1)	$(106.0)	$(102.1)

Interest expense on corporate debt was impacted by:  (i) the amendment to our Senior Credit Agreement completed on March 30, 2009; (ii) the issuance in November 2008 of the $125 million Senior Note due November 12, 2013 (the “Senior Health Note”); and (iii) the repayment in April 2009 of the remaining $55.0 million that was outstanding under the revolving facility portion of our Senior Credit Agreement.  Our average corporate debt outstanding was $1,293.5 million and $1,193.3 million during the first nine months of 2009 and 2008, respectively.  The average interest rate on our debt was 5.4 percent and 4.6 percent during the first nine months of 2009 and 2008, respectively.

Net investment income primarily includes income earned on short-term investments, changes in the underlying value of certain investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the

CONSECO, INC. AND SUBSIDIARIES

amount of invested assets in this segment.

Fee revenue and other income includes:  (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies.  Fee revenue and other income decreased primarily as a result of a decrease in the market value of investments managed for others, upon which these fees are based.

Net operating results of variable interest entity represent the operating results of a VIE.  The VIE is consolidated in accordance with GAAP.  Although we do not control this entity, we consolidate it because we are the primary beneficiary.  This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets.

Expenses related to debt modification reflect fees incurred in conjunction with modifications to our Senior Credit Agreement as further described in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”

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

Net realized investment losses often fluctuate each period.  During the first nine months of 2009, net realized investment losses included $3.5 million of net gains from the sale of investments (of which $1.3 million were losses recognized by a VIE) and $13.5 million of writedowns (all of which were recognized by a VIE) due to other-than-temporary declines in value on certain securities.  During the first nine months of 2008, net realized investment losses recognized by a VIE included:  (i) $13.1 million from the sale of investments; and (ii) $8.1 million of writedowns due to other-than-temporary declines in value on certain securities.  We also recognized $3.9 million of other-than-temporary declines in value on other investments held by the corporate segment in the first nine months of 2008.

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

Our insurance segments sell products through three primary distribution channels — career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Conseco Insurance Group segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, PFFS contracts, life insurance and annuities.  These agents visit the customer’s home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of “graded benefit life” and simplified issue life insurance policies which are sold directly to the policyholder.  Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.  Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.  Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A.M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B (Fair)”, “BB-” and “Ba2”, respectively.  For a description of these ratings and additional information on our ratings, see “Liquidity for Insurance Operations.”

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

CONSECO, INC. AND SUBSIDIARIES

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
Total premium collections by segment were as follows:

Bankers Life (dollars in millions):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$88.4	$150.1	$252.3	$415.2

Other fixed (first-year)	195.6	172.3	607.5	394.9
Other fixed (renewal)	.7	.7	2.4	2.8
Subtotal - other fixed annuities	196.3	173.0	609.9	397.7

Total annuities	284.7	323.1	862.2	812.9

Supplemental health:
Medicare supplement (first-year)	22.7	19.8	63.5	58.3
Medicare supplement (renewal)	146.2	134.0	416.4	406.0
Subtotal - Medicare supplement	168.9	153.8	479.9	464.3
Long-term care (first-year)	2.9	10.8	11.8	32.4
Long-term care (renewal)	151.4	144.0	440.3	434.2
Subtotal - long-term care	154.3	154.8	452.1	466.6
PDP and PFFS (first year)	31.2	86.2	69.6	272.7
PDP and PFFS (renewal)	83.2	81.2	275.9	173.5
Subtotal – PDP and PFFS	114.4	167.4	345.5	446.2
Other health (first-year)	.7	.6	2.0	1.5
Other health (renewal)	2.4	2.1	7.0	6.4
Subtotal - other health	3.1	2.7	9.0	7.9

Total supplemental health	440.7	478.7	1,286.5	1,385.0

Life insurance:
First-year	23.4	19.5	59.6	60.5
Renewal	39.8	32.4	107.8	93.2

Total life insurance	63.2	51.9	167.4	153.7

Collections on insurance products:

Total first-year premium collections on insurance products	364.9	459.3	1,066.3	1,235.5
Total renewal premium collections on insurance products	423.7	394.4	1,249.8	1,116.1

Total collections on insurance products	$788.6	$853.7	$2,316.1	$2,351.6

CONSECO, INC. AND SUBSIDIARIES

Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market.  Annuity collections in this segment decreased 12 percent, to $284.7 million, in the third quarter of 2009, and increased 6.1 percent, to $862.2 million, in the first nine months of 2009, as compared to the same periods in 2008.  The change in mix of premium collections between our equity-indexed products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods which made the fixed annuity products more attractive to customers.

Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 9.8 percent, to $168.9 million, in the third quarter of 2009, and 3.4 percent, to $479.9 million, in the first nine months of 2009, as compared to the same periods in 2008.

Premiums collected on Bankers Life’s long-term care policies decreased .3 percent, to $154.3 million, in the third quarter of 2009, and 3.1 percent, to $452.1 million in the first nine months of 2009, as compared to the same periods in 2008.  Such decrease was primarily attributable to a long-term care reinsurance agreement pursuant to which we are reinsuring 70 percent of Bankers Life’s new 2009 long-term care business.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry.  Effective May 1, 2008 and July 1, 2007, we entered into new PFFS quota-share reinsurance agreements with Coventry.  In order to reduce the required statutory capital associated with the assumption of group PFFS business, we terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  Fluctuations in first-year and renewal premiums are generally due to the timing of the contracts we entered into with Coventry.  Coventry has decided to cease selling PFFS plans effective January 1, 2010.  On July 22, 2009, the Company announced a strategic alliance under which the Bankers Life segment will offer Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.

Life products in this segment are sold primarily to the senior market.  Life premiums collected increased 22 percent, to $63.2 million, in the third quarter of 2009, and 8.9 percent, to $167.4 million, in the first nine months of 2009, compared to the same periods in 2008.

CONSECO, INC. AND SUBSIDIARIES

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premiums collected by product:

Life insurance:
First-year	$7.9	$8.8	$25.5	$26.1
Renewal	37.7	34.8	112.9	104.2

Total life insurance	45.6	43.6	138.4	130.3

Supplemental health (all of which are renewal premiums):
Medicare supplement	1.8	2.0	5.4	6.2
Other health	-	.2	.4	.6

Total supplemental health	1.8	2.2	5.8	6.8

Collections on insurance products:

Total first-year premium collections on insurance products	7.9	8.8	25.5	26.1
Total renewal premium collections on insurance products	39.5	37.0	118.7	111.0

Total collections on insurance products	$47.4	$45.8	$144.2	$137.1

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 4.6 percent, to $45.6 million, in the third quarter of 2009, and 6.2 percent, to $138.4 million, in the first nine months of 2009, compared to the same periods in 2008.  Graded benefit life products sold through our direct response marketing channel accounted for $44.1 million and $42.4 million of our total collected premiums in the third quarters of 2009 and 2008, respectively, and $133.1 million and $126.2 million in the first nine months of 2009 and 2008, respectively.

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

CONSECO, INC. AND SUBSIDIARIES

Conseco Insurance Group (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$22.9	$23.7	$61.1	$95.3
Equity-indexed (renewal)	1.5	1.8	4.3	5.7
Subtotal - equity-indexed annuities	24.4	25.5	65.4	101.0
Other fixed (first-year)	.5	1.4	.7	3.4
Other fixed (renewal)	.3	.5	.9	1.7
Subtotal - other fixed annuities	.8	1.9	1.6	5.1

Total annuities	25.2	27.4	67.0	106.1

Supplemental health:
Medicare supplement (first-year)	2.2	2.1	5.6	7.2
Medicare supplement (renewal)	44.7	46.4	128.5	144.0
Subtotal - Medicare supplement	46.9	48.5	134.1	151.2
Specified disease (first-year)	11.8	9.7	33.1	28.9
Specified disease (renewal)	84.4	82.6	251.2	250.1
Subtotal - specified disease	96.2	92.3	284.3	279.0
Long-term care (all of which is renewal)	7.6	8.1	24.0	25.7
Other health (first-year)	-	.1	-	.1
Other health (renewal)	2.2	2.5	6.0	7.2
Subtotal – other health	2.2	2.6	6.0	7.3

Total supplemental health	152.9	151.5	448.4	463.2

Life insurance:
First-year	.8	2.0	1.8	3.9
Renewal	59.5	65.8	185.3	202.7

Total life insurance	60.3	67.8	187.1	206.6

Collections on insurance products:

Total first-year premium collections on insurance products	38.2	39.0	102.3	138.8
Total renewal premium collections on insurance products	200.2	207.7	600.2	637.1

Total collections on insurance products	$238.4	$246.7	$702.5	$775.9

Annuities in this segment include equity-indexed and other fixed annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $25.2 million in the third quarter of 2009, compared to $27.4 million in the same period of 2008, and $67.0 million in the first nine months of 2009, compared to $106.1 million in the same period of 2008.

Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for this product totaled $24.4 million in the third quarter of 2009, compared to $25.5 million in the same period of 2008, and $65.4 million in the first nine months of 2009, compared to $101.0 million in the same period of 2008.

CONSECO, INC. AND SUBSIDIARIES

Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 3.3 percent, to $46.9 million, in the third quarter of 2009, and 11 percent, to $134.1 million, in the first nine months of 2009, as compared to the same periods in 2008.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on specified disease products increased 4.2 percent, to $96.2 million, in the third quarter of 2009, and 1.9 percent, to $284.3 million, in the first nine month of 2009, as compared to the same periods in 2008.

The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite.  As a result, we expect this segment’s long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

Life products in the Conseco Insurance Group segment include universal life and traditional life products.  Life premiums collected decreased 11 percent, to $60.3 million, in the third quarter of 2009, and 9.4 percent, to $187.1 million, in the first nine months of 2009, as compared to the same periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Changes in our consolidated balance sheet between September 30, 2009 and December 31, 2008, primarily reflect:  (i) our net income for the nine months ended September 30, 2009; and (ii) changes in the fair value of actively managed fixed maturity securities.

In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders’ equity.  At September 30, 2009, we decreased the carrying value of such investments by $238 million as a result of this fair value adjustment.

CONSECO, INC. AND SUBSIDIARIES

Our capital structure as of September 30, 2009, and December 31, 2008, was as follows (dollars in millions):

	September 30,	December 31,
	2009	2008
Total capital:
Corporate notes payable	$1,261.9	$1,311.5

Shareholders' equity:
Common stock	1.9	1.9
Additional paid-in capital	4,110.6	4,104.0
Accumulated other comprehensive loss	(146.0)	(1,770.7)
Accumulated deficit	(632.8)	(705.2)

Total shareholders' equity	3,333.7	1,630.0

Total capital	$4,595.6	$2,941.5

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2009, and as of and for the year ended December 31, 2008:

	September 30,		December 31,
	2009		2008

Book value per common share	$18.03		$8.82
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	18.82		18.41

Ratio of earnings to fixed charges	1.45	X	1.01	X

Debt to total capital ratios:
Corporate debt to total capital (b)	27%		45%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	27%		28%
____________________
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

(b)
Such ratio differs from the debt to total capitalization ratio required by our Senior Credit Agreement, primarily because the credit agreement ratio excludes accumulated other comprehensive income (loss) from total capital.

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

One of the Company’s insurance subsidiaries (Conseco Life) is a member of the FHLBI.  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings.  At September 30, 2009, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings totaled $450.0 million as of September 30, 2009, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $508.2 million at September 30, 2009, which are maintained in a custodial account for the benefit of the FHLBI.  The following summarizes the terms of the borrowings (dollars in millions):

Amount borrowed	Maturity date	Interest rate at September 30, 2009

$54.0	May 2012	Variable rate – .407%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .570%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their jurisdictions.  Regulators have used this authority in the past to restrict the ability of our insurance subsidiaries to pay any dividends or other amounts without prior approval.  We cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries’ businesses and financial affairs.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P and Moody’s are the rating agency’s opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On October 16, 2009, A.M. Best affirmed the financial strength rating of “B” of our primary insurance subsidiaries and the ratings outlook as negative.  Also, A.M. Best removed the ratings from under review with negative implications.  On March 4, 2009, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to “B” from “B+” and such ratings had been placed under review with negative implications.  The “B” rating is assigned to companies that have a fair ability, in A.M. Best’s opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from “A++ (Superior)” to “F (In Liquidation)” and some companies are not rated.  An “A++” rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are six ratings above our “B” rating and nine ratings that are below our rating.

On October 14, 2009, S&P affirmed the financial strength rating of “BB-” of our primary insurance subsidiaries and revised the outlook to stable from credit watch with negative implications.  On March 2, 2009, S&P had placed the financial strength ratings of our primary insurance subsidiaries on credit watch with negative implications.  On February 26, 2009, S&P downgraded the financial strength ratings of our primary insurance subsidiaries to “BB-” from “BB+” and the outlook remained negative for our primary insurance subsidiaries.   A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  Rating categories from “BB” to “CCC” are classified as “vulnerable”, and pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are twelve ratings above our “BB-” rating and eight ratings that are below our rating.

CONSECO, INC. AND SUBSIDIARIES

On October 14, 2009, Moody’s affirmed the financial strength rating of “Ba2” of our primary insurance subsidiaries and revised the outlook to positive from negative.  On March 3, 2009, Moody’s downgraded the financial strength ratings of our primary insurance subsidiaries to “Ba2” from “Ba1” and the outlook remained negative for our primary insurance subsidiaries.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba2” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future.  Moody’s has twenty-one possible ratings.  There are eleven ratings above our “Ba2” rating and nine ratings that are below our rating.

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

Liquidity of the Holding Companies

CNO has significant indebtedness which will require over $385 million in cash to service in the next twelve months (assuming the holders of our Existing Debentures elect to tender their Existing Debentures pursuant to the pending tender offer or require the Company to repurchase their Existing Debentures on September 30, 2010 pursuant to their put right).  Pursuant to our Senior Credit Agreement, we must maintain certain financial ratios.  The levels of margin between the financial covenant requirements and our financial status, both at September 30, 2009, and the projected levels for the next twelve months, are relatively small and a failure to satisfy any of our financial covenants at the end of a fiscal quarter would trigger a default under our Senior Credit Agreement.  Achievement of our operating and capital plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company.  These items are discussed further below.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Health Note and the Existing Debentures) are as follows (dollars in millions):

	Payments
	Scheduled		As adjusted (b)

Remainder of 2009	$27.2		$354.8
2010	326.8	(a)	27.1
2011	33.7		33.4
2012	33.7		33.4
2013	851.2		823.9

	$1,272.6		$1,272.6
______________
(a)
Holders of our Existing Debentures have the right to require the Company to repurchase their Existing Debentures for cash on September 30, 2010.  This amount assumes that all holders of our Existing Debentures exercise that right.

(b)
Assumes the holders of our Existing Debentures elect to tender their Existing Debentures pursuant to the pending tender offer as described in the note to the consolidated financial statements entitled “Subsequent Events”.  To the extent such holders elect not to tender, they will have the right to require the Company to repurchase their Existing Debentures for cash on September 30, 2010.  Also assumes the required repayment of outstanding borrowings under our Senior Credit Agreement of $36.8 million (equal to half of the estimated net proceeds from the private placement of common stock and warrants described in the note to the consolidated financial statements entitled “Subsequent Events”).

The limitations resulting from our financial condition and ratings, the degree of our leverage, the current credit market conditions and the restrictions in our Senior Credit Agreement, among other factors, could have material adverse consequences to us.  Factors impacting our liquidity include the following: (i) the Senior Credit Agreement places severe limitations on our ability to make principal payments to the holders of the Existing Debentures; (ii) our ability to obtain additional financing is limited; (iii) a substantial portion of our projected cash flow from the operations of our holding companies will be required to be used for the payment of interest expense and principal repayment obligations; (iv) any new financing or any refinancing or modifications of

CONSECO, INC. AND SUBSIDIARIES

 our current indebtedness will likely be available only at interest rates that are significantly higher than we are currently paying; (v) the ability of our holding companies to receive cash dividends and surplus debenture interest payments from our insurance subsidiaries is subject to regulatory approval or prior notice; and (vi) our ability to compete in certain markets and to sell certain products is severely limited by our current financial condition and ratings.

The current uncertainty and volatility in the financial markets has further reduced our ability to obtain new financing on favorable terms, and eliminated our ability to access certain markets at all.  In addition, if we violate any loan covenants or financial ratios under our Senior Credit Agreement, a waiver or modification would likely be very expensive, or may not be possible at all.

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At September 30, 2009, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Senior Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $85.6 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit Conseco’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  We currently do not expect that contributions to our insurance subsidiaries will be required in 2009.  If contributions were required, our holding companies would have limited available capital for such contributions.

The following summarizes the legal ownership structure of Conseco’s primary subsidiaries at September 30, 2009:

CONSECO, INC. AND SUBSIDIARIES

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.9 million of additional surplus recognized due to the approval of a permitted practice by insurance regulators related to certain deferred tax assets as further described below in this section discussing actions we have taken to improve our capitalization and ratios).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC had negative earned surplus at September 30, 2009 as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit) (a)	Additional information

Conseco Life of Texas	$(1,211.8)	(b)
Washington National	(1,113.8)	(c)
Conseco Health	(19.8)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
(b)
During 2008, Conseco Life of Texas transferred the ownership of Senior Health, Washington National and Conseco Health to CDOC.  As a result of this transaction, the $1,574.7 million of accumulated unrealized losses of Conseco Life of Texas’ former subsidiaries were realized by Conseco Life of Texas, reducing its earned surplus to $(1,206.4) million at December 31, 2008, pursuant to the manner earned surplus is calculated under the regulations of the Texas Department of Insurance.

(c)
Pursuant to the regulations of the Illinois Division of Insurance, the accumulated earnings and losses of Washington National’s subsidiaries are reflected in the earned surplus of Washington National.  Conseco Life, a subsidiary of Washington National, incurred aggregate costs in excess of $265 million during the three years ended December 31, 2007 related to litigation regarding a change made in 2003 and 2004 in the manner cost of insurance charges are calculated for certain life insurance policies.  In addition, significant dividend payments have been made from Washington National and its subsidiaries in the past which have increased its earned deficit, including payments made following significant reductions in the business of Washington National and its subsidiaries pursuant to a reinsurance transaction completed in 2007.

As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $60.0 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  Although we believe the dividends we are expecting to pay during the twelve months ending September 30, 2010, are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.  In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $48.8 million in the next twelve months, which will not require additional approval provided the risked-based capital ratio of Conseco Life of Texas exceeds 100 percent (but will require prior written notice to the applicable state insurance department).  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CONSECO, INC. AND SUBSIDIARIES

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable).  At September 30, 2009, these subsidiaries had negative earned surplus as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit) (a)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life and Casualty Company	$(26.2)	(b)
Colonial Penn	(226.4)	(c)

Subsidiaries of Washington National:
Conseco Insurance Company	8.0	(d)
Conseco Life	(379.1)	(e)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
(b)
Bankers Life and Casualty Company’s earned surplus (deficit) is primarily due to net capital losses on investments incurred in 2009.  The Company will not be able to pay ordinary dividends until its future earnings result in a positive earned surplus.

(c)
For tax planning purposes, Colonial Penn paid dividends to its parent of $150 million during 2006.  In addition, Colonial Penn issued a surplus debenture to CDOC in exchange for $160 million of cash.  The 2006 dividend payment reduced Colonial Penn’s earned surplus by $150 million (even though total capital and surplus increased by $10 million after the issuance of the surplus debenture).  In 2007, Colonial Penn recaptured a block of traditional life business previously ceded to an unaffiliated insurer in 2002.  The Company’s earned surplus was reduced by $63 million as a result of the fee paid to recapture this business.

(d)	Conseco Insurance Company’s ability to pay ordinary dividends is currently limited to its positive earned surplus balance.
(e)	We have no plans for Conseco Life to pay dividends to Washington National at any time in the foreseeable future.

In assessing Conseco’s current financial position and operating plans for the future, management made significant judgments and estimates with respect to the potential financial and liquidity effects of Conseco’s risks and uncertainties, including but not limited to:

•
the receipt of any required approvals for dividend payments and surplus debenture interest payments from our insurance subsidiaries by the director or commissioner of the applicable state insurance departments when required and our ability to make such payments;

•	the potential adverse effects on Conseco’s businesses from recent downgrades or further downgrades by rating agencies;

•	our ability to achieve our operating plan;

•	the potential for continued declines in the bond and commercial mortgage loan markets and the potential for further significant recognition of other-than-temporary impairments;

•	the potential need to provide additional capital to our insurance subsidiaries;

•	our ability to continue to achieve compliance with our loan covenants including the financial ratios we are required to maintain;

•	the potential loss of key personnel that could impair our ability to achieve our operating plan;

•	the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets;

•
the potential impact on the capital and surplus of our insurance subsidiaries if regulators do not modify the calculation of the required capital for commercial mortgages based on the use of the Mortgage Experience Adjustment Factor (“MEAF”) in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009; and

CONSECO, INC. AND SUBSIDIARIES

•
the potential impact on the capital and surplus of certain of Conseco’s insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to permitted statutory accounting practices.

The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ending September 30, 2010 assuming (i) the issuance of common stock and warrants, (ii) the maximum issuance of New Debentures, and (iii) all of the holders of the Existing Debentures elect to tender their Existing Debentures pursuant to the pending tender offer, each as described in the note to the consolidated financial statements entitled “Subsequent Events” (dollars in millions):

	From our operations or approved dividends and surplus debenture interest payments	From extraordinary dividends requiring approval	Related to previously announced capital transactions	Total
Sources of holding company cash:
Dividends from our insurance subsidiaries:
Conseco Life of Texas	$-	$35.0	$-	$35.0
Washington National	-	20.0	-	20.0
Conseco Health	-	5.0	-	5.0
Surplus debenture interest	48.8	-	-	48.8
Proceeds from equity offering (b)	-	-	73.7	73.7
Proceeds from issuance of New Debentures (c)	-	-	281.3	281.3
Administrative services and investment management fees	54.0	-	-	54.0

Total sources of cash projected to be available to service our debt and other obligations	102.8	60.0	355.0	517.8

Uses of holding company cash:
Debt service obligations of CNO:
Estimated interest payments	69.1	-	-	69.1
Scheduled principal payment under the Senior Health Note	25.0	-	-	25.0
Mandatory principal payments under our Senior Credit Agreement (b)	-	-	36.8	36.8
Repurchase of Existing Debentures (c)	-	-	293.0	293.0
Corporate expense and other	40.3	-	-	40.3

Total expected uses of cash	134.4	-	329.8	464.2

Net expected increase (decrease) in cash	(31.6)	$60.0	$25.2	53.6
Cash balance, beginning of period (a)	85.6			85.6

Projected cash balance, end of period (a)	$54.0			$139.2
_________
(a)	Includes cash balances of our other non-insurance subsidiaries, which are available for distribution to CDOC or CNO.
(b)
Includes:  (i) the private placement of 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock to Paulson (as further described in the note to the consolidated financial statements entitled “Subsequent Events”); and (ii) the required repayment of outstanding borrowings under our Senior Credit Agreement of an amount equal to half of the net proceeds from the private placement of common stock and warrants.

(c)
We estimate that the net proceeds to us from the offering of New Debentures will be the discounted offering price(s) in aggregate for all New Debentures sold less the Initial Purchaser’s discounts and commissions and estimated offering expenses to be paid by us.  Assuming the issuance by us of $293.0 million aggregate principal amount of New Debentures on November 13, 2009 (the date we currently expect to pay the holders of Existing Debentures that tender in the tender offer), the net proceeds to us from the offering of New Debentures will be approximately $281.3 million.  If,

CONSECO, INC. AND SUBSIDIARIES

however, we issue $293.0 million aggregate principal amount of our New Debentures on October 5, 2010 (the latest possible closing date), the net proceeds to us from the offering of New Debentures will be approximately $262.9 million.  We cannot predict the aggregate principal amount of New Debentures that will be issued on each closing date.  For purposes of this table, we have assumed that all of the holders of the Existing Debentures will elect to tender their Existing Debentures pursuant to the pending tender offer and the New Debentures will be issued on November 13, 2009.

In the event of a default on our debt or our insolvency, liquidation or other reorganization, our creditors and stockholders would have no right to proceed against the assets of our insurance subsidiaries or to cause their liquidation under federal and state bankruptcy laws.  If an insurance company subsidiary were to be liquidated, that liquidation would be conducted following the insurance law of its state of domicile with such state’s insurance regulator as the receiver for such insurer’s property and business.

In connection with the Transfer further discussed in the note to the consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, the Company issued a $125.0 million Senior Note due November 12, 2013 payable to Senior Health.  The Senior Health Note has a 6 percent interest rate and requires annual principal payments of $25.0 million.  Such amounts are expected to be funded by the Company’s operating activities.  Conseco agreed that it would not pay cash dividends on its common stock while any portion of the Senior Health Note remained outstanding.

The Senior Credit Agreement included an $80.0 million revolving credit facility that could be used for general corporate purposes and that matured on June 22, 2009.  The Company does not expect to replace that facility during the next year.

Restrictions of the Senior Credit Agreement

Pursuant to our Senior Credit Agreement, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders.  We also agreed to meet or maintain various financial ratios and balances.  Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control.  The Senior Credit Agreement prohibits or restricts, among other things:  (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Senior Credit Agreement).  The Senior Credit Agreement also requires that the Company’s annual audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, stating that such audited consolidated financial statements present fairly, in all material respects, the financial position and results of operations of the Company in conformity with GAAP for the periods indicated.  For the Company to remain in compliance with the Senior Credit Agreement, such opinion cannot include an explanatory paragraph regarding the Company’s ability to continue as a going concern or similar qualification.  Although we were in compliance with the provisions of the Senior Credit Agreement as of September 30, 2009, these provisions represent significant restrictions on the manner in which we may operate our business.  If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable.  If that were to occur, no assurance can be given that we would have sufficient liquidity to repay amounts due under the Senior Credit Agreement in full or any of our other debts.

Pursuant to the Senior Credit Agreement, as long as the debt to total capitalization ratio (as defined in the Senior Credit Agreement) is greater than 20 percent or certain insurance subsidiaries (as defined in the Senior Credit Agreement) have financial strength ratings of less than A- from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including:  (i) the issuance of certain indebtedness; (ii) certain equity issuances; (iii) certain asset sales or casualty events; and (iv) excess cash flows as defined in the Senior Credit Agreement (the first such payment, of $1.2 million, was paid in March 2009 and pursuant to the terms of the Senior Credit Agreement, reduced our second quarter 2009 principal payment from $2.2 million to $1.0 million).  As discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations”, we are required to use one-half of the net proceeds from equity issuances to repay amounts under our Senior Credit Agreement. The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

CONSECO, INC. AND SUBSIDIARIES

The following summarizes the financial ratios and amounts that we are required to meet or maintain under our Senior Credit Agreement as of September 30, 2009:

	Covenant under the Senior Credit Agreement as amended on September 30, 2009	Balance or ratio as of September 30, 2009	Margin for adverse development from September 30, 2009 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% from March 31, 2009 through June 30, 2010 and thereafter, greater than 250% (the same ratio required by the facility prior to the amendment).	252%	Reduction to total adjusted capital of approximately $268 million, or an increase to required risk-based capital of approximately $134 million.

Combined statutory capital and surplus	Greater than $1,100 million from March 31, 2009 through June 30, 2010 and thereafter, $1,270 million (the same amount required by the facility prior to the amendment).	$1,308 million	Reduction to combined statutory capital and surplus of approximately $208 million

Debt to total capitalization ratio	Not more than 32.5% from March 31, 2009 through June 30, 2010 and thereafter, not more than 30% (the same ratio required by the facility prior to the amendment).	26.8%	Reduction to shareholders’ equity of approximately $831 million or additional debt of $400 million

Interest coverage ratio	Greater than or equal to 1.50 to 1 for rolling four quarters from March 31, 2009 through June 30, 2010 and thereafter, 2.00 to 1 (the same ratio required by the facility prior to the amendment).	3.12 to 1	Reduction in cash flows to the holding company of approximately $101 million.

Under our Senior Credit Agreement, several financial covenant requirements currently in place will revert back to the requirements in place prior to the recent amendment beginning in the third quarter of 2010.  The levels of margin between the future covenant requirements and our current financial status are small.  As described below, management is taking several actions in an effort to increase the aggregate risk-based capital ratio and other key financial covenant measures.  While successful execution can not be assured, management believes that the Company will remain in compliance with the current and future financial covenant requirements.

CONSECO, INC. AND SUBSIDIARIES

The following summarizes the financial ratios and amounts that we will be required to meet or maintain under our Senior Credit Agreement in the third quarter of 2010 compared to current levels.

	Covenant under the Senior Credit Agreement commencing in the third quarter of 2010	Balance or ratio as of September 30, 2009	Pro forma margin or deficit from current levels assuming future requirements were in effect at September 30, 2009

Aggregate risk-based capital ratio	Greater than or equal to 250%	252%	Reduction to total adjusted capital of approximately $8 million, or an increase to the risk-based capital of approximately $3 million.

Combined statutory capital and surplus	Greater than $1,270 million	$1,308 million	Reduction to combined statutory capital and surplus of approximately $38 million.

Debt to total capitalization ratio	Not more than 30%	26.8%	Reduction to shareholders’ equity of approximately $504 million or additional debt of $216 million.

Interest coverage ratio	Greater than or equal to 2.00 to 1	3.12 to 1	Reduction in cash flows to the holding company of approximately $69 million.

The 2009 modifications to the Senior Credit Agreement also place restrictions on the ability of the Company to incur additional indebtedness. The amendment:  (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Senior Credit Agreement (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

Amounts Due under the Existing Debentures and Limitations on the Company’s Ability to Repay or Refinance the Existing Debentures

As of September 30, 2009, the aggregate principal amount of outstanding Existing Debentures was $293 million.  Holders of the Existing Debentures have the right to require the Company to repurchase their Existing Debentures for cash on September 30, 2010.  The amendment in March 2009 to the Senior Credit Agreement prohibits the Company from redeeming or purchasing the Existing Debentures with cash from sources other than those described below.  As described in the note to the consolidated financial statements entitled “Subsequent Events”, we have commenced a tender offer for the Existing Debentures.  The amendment permits the Company to refinance the Existing Debentures with new debentures so long as such new indebtedness complies with the restrictions set forth below.

Under the Senior Credit Agreement, the Company is permitted to issue unsecured indebtedness that is used solely to pay the holders of the Existing Debentures, provided that such indebtedness shall:  (i) have a maturity date that is no earlier than October 10, 2014; (ii) contain covenants and events of default that are no more restrictive than those in the Senior Credit Agreement; (iii) not amortize; and (iv) not have a put date or otherwise be callable prior to April 10, 2014, and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding Existing Debentures, shall not exceed twice the amount of cash interest currently payable on the outstanding Existing Debentures.   The Company is also permitted under the Senior Credit Agreement to issue common stock for cash and use one-half of the net proceeds from the issuance of common stock to prepay or purchase the Existing Debentures, provided that the other one-half of such net proceeds are used to prepay the Senior Credit Agreement.

In addition to the limitations of the Senior Credit Agreement, the Company’s ability to issue additional shares of its common stock is limited by Section 382 of the Code (as further discussed in the note to the consolidated financial statements entitled “Income Taxes”).  Section 382 impacts the timing and manner in which Conseco will be able to utilize some of its NOLs by limiting a corporation’s ability to use its NOLs when it undergoes an “ownership change.”  Additional issuances of common stock, whether in connection with an exchange for the Existing Debentures or otherwise could cause an ownership change for Section 382 income tax purposes.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs.  The annual restriction would be calculated based upon the value of Conseco’s equity at the time of such ownership change, multiplied by a

CONSECO, INC. AND SUBSIDIARIES

federal long-term tax exempt rate (currently approximately 4.5 percent), and the annual restriction could effectively limit our ability to utilize a substantial portion of our NOLs to offset future taxable income.  The Company expects that the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 would cause us to breach the debt to total capitalization covenant of the Senior Credit Agreement.  The Company is significantly limited in the number of shares of its common stock it could issue in a sale of stock without causing a Section 382 ownership change.

We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. The assessment includes, among other things, consideration of our plans to address our liquidity and capital needs during the next 12 months.  We have undertaken the sale of New Debentures, the private placement of our common stock and warrants to Paulson and the pending tender offer to address the repurchase right related to the Existing Debentures. While we believe such actions will address the liquidity concerns associated with such repurchase right, consummation of such actions is subject to a number of closing conditions, will not occur for some time and could be terminated after such actions are only partially completed. As a result, there can be no assurance they will be successful.

In addition, as part of our analysis regarding our ability to continue as a going concern, we are also required to consider our ability to comply with the future loan covenant and financial ratio requirements under our Senior Credit Agreement. Under the Senior Credit Agreement, several of the financial covenant and minimum ratio requirements currently in place will revert back to the requirements in place prior to the recent amendment of the agreement beginning in the third quarter of 2010. These requirements include maintaining an aggregate risk-based capital ratio of 250%, rather than the current requirement of 200%, and combined statutory capital and surplus of $1.27 billion, rather than the current requirement of $1.1 billion. Our risk-based capital ratio at September 30, 2009 was 252% and our combined capital and surplus was $1.31 billion.

We believe that absent successful completion of the initiatives described in the next sentence, we may not be able to maintain compliance with the future loan covenant and financial ratio requirements that would be required under our Senior Credit Agreement beginning in the third quarter of 2010 or we may not be able to maintain compliance with adequate margins for adverse developments.  Accordingly, we are pursuing initiatives, such as reinsurance transactions, to improve our risk-based capital ratio and our statutory capital and surplus level. We believe that these initiatives would allow us to continue to achieve compliance with the covenant levels that would be required under our senior credit agreement beginning in the third quarter of 2010, however we can provide no assurance that this will be the case.  In addition, the levels of margin between other future requirements, such as the debt to total capitalization ratio and interest coverage ratio, were small at September 30, 2009, and we may not be able to achieve compliance with these requirements in the future.

We may not be required to undertake the above initiatives if: (i) the calculation of our required capital for commercial mortgages based on the use of the MEAF is modified by the NAIC in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009; (ii) the proposal to modify the calculation of risk- based capital requirements for investments in RMBS is adopted by the NAIC; (iii) we successfully complete the proposed registered public offering of our common stock or other equity offering in the future; and/or (iv) we renegotiate the covenants under the Senior Credit Agreement.

While we believe that, based on the foregoing initiatives, there is a sufficient likelihood that we will be able to maintain our risk-based capital ratio and have sufficient statutory capital and surplus in order to comply with the related covenants under our Senior Credit Agreement beginning in the third quarter of 2010, the initiatives have not been completed, may require regulatory approval and/or the agreement of counterparties, which are outside our control and, therefore, there can be no assurance that we will be successful in executing them. Moreover, any modifications to the calculation of risk-based capital requirements for commercial mortgage loans or RMBS would result from a regulatory process over which we have no control and which is not required to take our specific circumstances into account.  Accordingly, we can provide no assurances that the modifications to risk-based capital requirements will occur in future periods, and would be determined before we are required to assess our ability to continue as a going concern in conjunction with the completion of our future financial statements, as further described below.  Even if such modifications occur, the modifications may be effective for a limited period of time which could limit our ability to consider them when assessing our ability to continue as a going concern.  In addition, our risk-based capital ratio may suffer future deterioration as a result of future realized losses on investments (including other-than-temporary impairments), decreases in the ratings of certain of our investments, net statutory losses from the operations of our insurance subsidiaries, changes in statutory regulations with respect to risk-based capital requirements or the valuation of assets or liabilities, or for other reasons.

Accordingly, even if we successfully complete the offering of the New Debentures, the private placement of our common stock and warrants to Paulson and the tender offer for the Existing Debentures in order to address the going concern issues related to the repurchase right under the Existing Debentures, in connection with the preparation of our financial statements for subsequent periods, we, or our independent registered public accountants, may conclude that there is not a sufficient likelihood that we will be able to comply with the risk-based capital ratio, statutory capital and surplus and other covenants in our Senior Credit Agreement beginning in the third quarter of 2010. In such event, we may be required to conclude at December 31, 2009, or any subsequent period, that there is substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods. If we were to conclude there was substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods, we may be required to increase the valuation allowance for deferred

CONSECO, INC. AND SUBSIDIARIES

tax assets, which could result in the violation of one or more loan covenant requirements under the Senior Credit Agreement and would also preclude the closing of the transactions contemplated with respect to the New Debentures.

In addition, the Senior Credit Agreement requires that our annual audited consolidated financial statements be accompanied by an opinion, from a nationally-recognized independent public accounting firm, which does not include an explanatory paragraph regarding our ability to continue as a going concern or similar qualification. As part of the going concern analysis, consideration must be given to, among other factors, our ability to comply with the financial covenant requirements under our Senior Credit Agreement for at least 12 months following the date of the financial statements. If the actions we are taking do not adequately address the liquidity issues with respect to the repurchase right under the Existing Debentures, or we do not complete the initiatives intended to increase our risk-based capital and other ratios and statutory capital and surplus above the levels required under the Senior Credit Agreement, with adequate margins for possible adverse developments, or we otherwise are not able to demonstrate prior to March 31, 2010 (the date by which we are required to provide audited financial statements to the lenders under the Senior Credit Agreement) that we will be in compliance with the financial covenant requirements in the Senior Credit Agreement for at least 12 months following the date of the financial statements, management would conclude there is substantial doubt about our ability to continue as a going concern and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion would be in breach of the covenants in the Senior Credit Agreement. If the circumstances leading to the substantial doubt were not cured prior to the issuance of the audit opinion, or we were unable to obtain a waiver on the going concern opinion requirement within 30 days after notice from the lenders, it would be an event of default entitling the lenders to declare all outstanding borrowings, accrued interest and fees to be due and payable. If an event of default were to occur in connection with the preparation of our financial statements for the year ended December 31, 2009, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default.

The Purchase Agreement for the sale of the New Debentures may be terminated by Morgan Stanley, as the Initial Purchaser, if with respect to any closing date for the offering of the New Debentures occurring after the filing of our Form 10-Q for our quarter ended September 30, 2009, any Form 10-Q or 10-K that we are required to file with the SEC on or before October 5, 2010 (or such earlier closing date by which all $293.0 million aggregate principal amount of New Debentures have been issued and delivered) is not filed on or before the date we are required to file such Form 10-Q or Form 10-K, as the case may be, with the SEC; our financial statements included in such Form 10-Q have not been subjected to a completed SAS 100 review or our independent registered public accountants have not issued an audit report on our financial statements included in such Form 10-K, as the case may be; and we fail to deliver an officer’s certificate to the Initial Purchaser by the business day following the deadline for filing such Form 10-Q or Form 10-K, as the case may be, stating that our failure to file such Form 10-Q or Form 10-K, as the case may be, within the SEC’s deadlines pertains to something other than in connection with the conclusion of our management or our independent registered public accountants that there is a substantial doubt about our ability to continue as a going concern; provided, that, if we fail to file such Form 10-Q or Form 10-K, as the case may be, and fail to deliver such officer’s certificate, the Initial Purchaser may, upon prior written notice, elect to terminate the Purchase Agreement, and thus each forward purchase agreement, prior to such subsequent closing date.

Insurance Company Capital Requirements and Related Management Actions

Our life insurance subsidiaries require capital to support their businesses, and contributions from the holding companies are one source of their capital.  Our life insurance subsidiaries are subject to risk-based capital requirements developed by the NAIC.  In addition, as described above, our Senior Credit Agreement contains certain financial covenants which are based on our aggregate risk-based capital.  The recent unprecedented economic and market conditions have both reduced the statutory capital of our insurance subsidiaries and increased the risk-based capital requirements of our insurance subsidiaries as further discussed below:

•
We have incurred realized investment losses and investment valuation adjustments that reduced capital and surplus.  For example, during the first nine months of 2009, we incurred net capital losses in statutory capital pursuant to statutory accounting practices of approximately $253 million.  These losses resulted in a reduction to our aggregate risk-based capital ratio of 47 percentage points.

•
We have had adverse experience related to certain commercial mortgage loans which has resulted in an increase to our aggregate required risk-based capital.   Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply a “mortgage experience adjustment factor” to the entire portfolio of commercial mortgage loans based, in large part, on a comparison of our default and loss experience to the aggregate industry default and loss experience.  In June 2009, the NAIC adopted a proposal to modify the “mortgage experience adjustment factor” calculation for the year 2009.  The modified calculation benefits our risk-based capital ratio.  For example, during the first nine months of 2009, our minimum aggregate required risk-based capital decreased by approximately $60 million due to these

CONSECO, INC. AND SUBSIDIARIES

 requirements.  The decrease in required risk-based capital related to the mortgage experience adjustment factor resulted in an increase to the aggregate risk-based capital ratio of 26 percentage points in the first nine months of 2009.  The NAIC will monitor market conditions and the progress on proposals that may result in modifying or extending the proposal beyond 2009.  There can be no assurance that the short-term adjustment will continue beyond 2009.

•
Certain of our fixed maturity investments have been subject to downgrades by nationally recognized statistical rating organizations, which have resulted in an increase to our aggregate required risk-based capital.  Pursuant to statutory rules and regulations which are followed to determine the amount of required risk-based capital, our insurance subsidiaries are required to apply factors to the carrying value of their fixed maturity investments which increase required risk-based capital based on current ratings of nationally recognized statistical rating organizations.  Significant ratings downgrades increase these capital requirements.  For example, during the first nine months of 2009 our required aggregate risk-based capital increased by approximately $125 million as a result of downgrades of certain of our fixed maturity investments.  These downgrades resulted in a reduction to the aggregate risk-based capital ratio of 49 percentage points.

We are continuing to take capital and risk management actions that are expected to improve our capitalization and ratios and/or improve our liquidity.  Actions taken by the Company and its insurance subsidiaries include:  (i) sales of below investment grade securities; (ii) reinsurance by Bankers Life of long-term care business sold in 2008 and subsequent years; and (iii) reinsurance by Bankers Life of Medicare supplement business sold in 2008 and subsequent years.  In addition, our insurance subsidiaries have generated statutory operating income, excluding capital losses.  During the first nine months of 2009, our insurance subsidiaries recognized a net operating gain of $229.5 million (excluding capital losses).  This gain resulted in an increase to our aggregated risk-based capital ratio of 43 percentage points.

In an effort to improve our future capitalization and financial ratios and/or improve our liquidity, we have undertaken the following:

•
In September 2009, we completed a transaction to coinsure a block of approximately 104,000 life insurance policies in our Conseco Insurance Group segment pursuant to an agreement with Wilton Re.  Such transaction added approximately 10 percentage points to our aggregate risk-based capital ratio.

•
We plan to consolidate three insurance companies within the Conseco Insurance Group segment.  Under the plan, two insurance subsidiaries – Conseco Insurance Company and Conseco Health – would be merged into a third subsidiary – Washington National, subject to required regulatory approvals.  The merger is expected to add approximately 8 percentage points to our aggregate risk-based capital ratio.

•
Effective January 1, 2010, we will no longer assume any of the insurance risk associated with PFFS business marketed through our career agents.  The termination of the current agreement is expected to add 8 percentage points to our aggregate risk-based capital ratio in the first quarter of 2010.

The Company’s management believes there are additional actions that may be taken to improve the capitalization and aggregate risked-based capital ratio including, but not limited to, certain investment portfolio management actions and entry into additional reinsurance arrangements.  Such additional actions that may be taken in the future are not reflected in our current 2009 operating plan or the projected sources and uses of cash summarized above.  There can be no assurance that such actions can be completed on acceptable terms or that the completion of any such actions would not result in other adverse effects such as the reduction of future profitability of the Company.  While successful execution cannot be assured, management believes the plans summarized above, and the completion of the transactions described in the note to the consolidated financial statements entitled “Subsequent Events” are sufficient to meet the financial ratios and amounts that we are required to meet or maintain under our Senior Credit Agreement for the next twelve months.  If unanticipated market factors emerge and/or we are unable to successfully execute our plans, it would have a material adverse effect on our business, results of operations and financial condition.

Outlook

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through the next twelve months.  However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

As discussed above, we believe that absent the successful completion of certain initiatives and/or regulatory actions, we may not be able to maintain compliance with the future loan covenant requirements that would be required under our Senior

CONSECO, INC. AND SUBSIDIARIES

Credit Agreement beginning in the third quarter of 2010.  Even if we are able to maintain compliance, the margins may be small and we or our independent registered public accountants may conclude that there is significant doubt about our ability to comply in subsequent periods which could result in a conclusion that there is substantial doubt regarding our ability to continue as a going concern.

We are continuing to explore various alternatives to remain in compliance with our debt covenants, including, without limitation, the sale of our common stock in a public offering, reinsurance transactions, asset sales, transactions to improve statutory capital and debt modification.  Failure to remain in compliance and demonstrate our ability to remain in compliance with our loan covenants in future periods could have material adverse consequences on the Company.

INVESTMENTS

At September 30, 2009, the amortized cost, gross unrealized gains and losses and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,800.0	$644.9	$(273.4)	$13,171.5
United States Treasury securities and obligations of United States government corporations and agencies	161.4	6.1	(2.1)	165.4
States and political subdivisions	851.0	23.6	(47.1)	827.5
Debt securities issued by foreign governments	9.7	.1	-	9.8
Asset-backed securities	194.7	1.3	(34.4)	161.6
Collateralized debt obligations	78.1	1.0	(3.7)	75.4
Commercial mortgage-backed securities	828.4	9.4	(144.9)	692.9
Mortgage pass-through securities	42.8	1.6	-	44.4
Collateralized mortgage obligations	1,879.9	14.3	(92.2)	1,802.0

Total investment grade actively managed fixed maturities	16,846.0	702.3	(597.8)	16,950.5

Below-investment grade:
Corporate securities	1,351.0	2.2	(138.3)	1,214.9
States and political subdivisions	7.0	-	(1.6)	5.4
Asset-backed securities	71.1	-	(27.6)	43.5
Collateralized debt obligations	52.9	.3	(10.8)	42.4
Commercial mortgage-backed securities	6.8	-	(5.2)	1.6
Collateralized mortgage obligations	466.5	-	(156.8)	309.7

Total below-investment grade actively managed fixed maturities	1,955.3	2.5	(340.3)	1,617.5

Total actively managed fixed maturities	$18,801.3	$704.8	$(938.1)	$18,568.0

Equity securities	$30.7	$1.5	$(1.5)	$30.7
_______________
(a)
Investment ratings – Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (Moody’s, S&P or Fitch Ratings (“Fitch”)), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody’s or rated “BBB-” or higher by S&P and Fitch.  NAIC Designations of “3” through “6” are referred to as below investment grade (which generally are rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below investment grade throughout our consolidated financial statements are determined as described above.

CONSECO, INC. AND SUBSIDIARIES

Concentration of Actively Managed Fixed Maturity Securities

The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of September 30, 2009 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses

Collateralized mortgage obligations	$2,111.7	11.4%	$(249.0)	26.5%
Energy/pipelines	1,920.1	10.3	(19.4)	2.1
Utilities	1,875.7	10.1	(15.9)	1.7
Healthcare/pharmaceuticals	1,331.7	7.2	(8.9)	1.0
Food/beverage	1,327.0	7.1	(7.1)	.8
Banks	902.2	4.9	(112.0)	11.9
Insurance	844.6	4.5	(67.9)	7.2
States and political subdivisions	832.9	4.5	(48.7)	5.2
Cable/media	759.2	4.1	(22.3)	2.4
Commercial mortgage-backed securities	694.5	3.7	(150.1)	16.0
Capital goods	608.9	3.3	(15.5)	1.6
Real estate/REITs	583.6	3.1	(35.8)	3.8
Aerospace/defense	542.0	2.9	(2.1)	.2
Transportation	534.2	2.9	(3.0)	.3
Telecom	518.1	2.8	(9.6)	1.0
Building materials	297.1	1.6	(11.0)	1.2
Asset-backed securities	205.1	1.1	(62.0)	6.6
Consumer products	204.3	1.1	(6.1)	.7
Technology	203.4	1.1	(6.0)	.6
Chemicals	178.6	1.0	(4.4)	.5
Other	2,093.1	11.3	(81.3)	8.7

Total actively managed fixed maturities	$18,568.0	100.0%	$(938.1)	100.0%

Below-Investment Grade Securities

At September 30, 2009, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,955.3 million, or 10 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,617.5 million, or 83 percent of the amortized cost.

Below-investment grade fixed maturity securities with an amortized cost of $306.0 million and an estimated fair value of $278.3 million are held by a VIE that we are required to consolidate.  These fixed maturity securities are legally isolated and are not available to the Company.  The liabilities of such VIE are expected to be satisfied from the cash flows generated by these securities and are not obligations of the Company.  See “Investment in Variable Interest Entity” concerning the Company’s investment in the VIE.

Below-investment grade securities have certain different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issurers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

CONSECO, INC. AND SUBSIDIARIES

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Actively managed fixed maturity securities:
Realized gains on sale	$97.5	$19.0	$259.5	$73.5
Realized losses on sale	(78.2)	(60.7)	(145.4)	(119.9)
Impairments:
Total other-than-temporary impairment losses	(162.4)	(50.1)	(324.2)	(117.4)
Other-than-temporary impairment losses recognized in other comprehensive loss	126.7	-	159.9	-

Net impairment losses recognized	(35.7)	(50.1)	(164.3)	(117.4)

Commercial mortgage loans	(5.7)	-	(5.7)	-
Derivative instruments	1.1	(1.4)	5.6	(6.2)
Other	.7	(.1)	6.8	.6

Net realized investment losses	$(20.3)	$(93.3)	$(43.5)	$(169.4)

During the first nine months of 2009, we recognized net realized investment losses of $43.5 million, which were comprised of $120.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $8.1 billion and $164.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($324.2 million, prior to the $159.9 million of impairment losses recognized through other comprehensive loss).  During the first nine months of 2008, we recognized net realized investment losses of $52.0 million from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion, and $117.4 million of writedowns of investments for other than temporary declines in fair value.  At September 30, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $4.7 million and a carrying value of $4.7 million.  At September 30, 2009, we had mortgage loans with an aggregate carrying value of $24.3 million that were 90 days or more past due as to the payment of principal or interest.  We also had mortgage loans with an aggregate carrying value of $31.8 million that were in the process of foreclosure at September 30, 2009.

During the nine months ended September 30, 2009, the $164.3 million of other-than-temporary impairments we recorded included:  (i) $74.8 million of losses related to residential mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $32.2 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $13.8 million of losses related to securities issued by a large commercial lender that recently filed bankruptcy; and (iv) $43.5 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During the nine months ended September 30, 2009, the $145.4 million of realized losses on sales of $.8 billion of actively managed fixed maturity securities included:  (i) $96.2 million of losses related to the sales of residential mortgage-backed securities and asset-backed securities; (ii) $11.4 million of losses related to the sale of securities issued by providers of financial guarantees and mortgage insurance; and (iii) $37.8 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

During the nine months ended September 30, 2008, the $117.4 million of other-than-temporary impairments we recorded included:  (i) $37.7 million of losses related to residential mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $20.6 million of losses related to securities issued by a large investment bank and a financial institution which filed for bankruptcy; (iii) $11.1 million of losses related to securities issued by casino gaming companies which have

CONSECO, INC. AND SUBSIDIARIES

significant debt obligations which will be difficult to refinance in the current investment environment; (iv) $11.0 million related to securities issued by publishers of telephone directories which are experiencing financial difficulties; and (v) $37.0 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During the nine months ended September 30, 2008, the $119.9 million of losses on sales of actively managed fixed maturity securities included:  (i) $44.7 million of losses related to the sales of residential mortgage-backed securities and asset-backed securities; (ii) $53.8 million of losses related to the sales of securities issued by two large investment banks and a large financial institution which filed for bankruptcy protection; (iii) $6.1 million of losses related to securities issued by a large insurance holding company which is experiencing financial difficulties; and (iv) $15.3 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include, but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability matching objectives, we may sell certain securities.

The following summarizes the investments sold at a loss during the first nine months of 2009 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
Period	Number of issuers	Amortized cost	Fair value

Less than 6 months prior to sale	7	$11.1	$7.8
Greater than or equal to 6 and less than 12 months prior to sale	26	130.9	77.3
Greater than 12 months prior to sale	23	119.1	53.0

	56	$261.1	$138.1

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which market value is less than the cost basis; (ii) the length of time that the market value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether or not we intend to retain the investment until its anticipated recovery occurs; (viii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (ix) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (x) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (xi) other subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

During the first quarter of 2009, we adopted newly issued authoritative guidance, which changes the recognition and presentation of other-than-temporary impairments.  Refer to the note to the consolidated financial statements entitled “Recently Issued Accounting Standards – Adopted Accounting Standards” for additional information.  The recognition provisions within this guidance apply only to our actively managed fixed maturity investments.

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that we would be required to sell a security before

CONSECO, INC. AND SUBSIDIARIES

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

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security.  The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.  The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity.  As of September 30, 2009, other-than-temporary impairments included in accumulated other comprehensive loss of $160.7 million (before taxes and related amortization) primarily relate to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at September 30, 2009, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referenced to as “structured securities”.  Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

	Amortized cost	Estimated fair value

Due in one year or less	$9.4	$9.4
Due after one year through five years	620.5	574.2
Due after five years through ten years	1,550.7	1,436.2
Due after ten years	3,008.5	2,706.8

Subtotal	5,189.1	4,726.6

Structured securities	2,199.3	1,723.7

Total	$7,388.4	$6,450.3

CONSECO, INC. AND SUBSIDIARIES

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2009 (dollars in millions):
Period	Number of issuers	Cost basis	Unrealized loss	Estimated fair value

Less than 6 months	5	$3.4	$(1.0)	$2.4

Greater than or equal to 6 months and less than 12 months	36	159.2	(56.6)	102.6

Greater than 12 months	51	493.2	(187.8)	305.4

The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of September 30, 2009 (dollars in millions):

	Investment grade		Below -investment grade		Total gross
	AAA/AA/A	BBB	BB	B+ and below	unrealized losses

Collateralized mortgage obligations	$55.2	$37.0	$24.0	$132.8	$249.0
Commercial mortgage-backed securities	74.3	70.6	3.6	1.6	150.1
Banks	54.3	42.3	11.4	4.0	112.0
Insurance	24.5	36.4	-	7.0	67.9
Asset-backed securities	25.1	9.3	6.0	21.6	62.0
States and political subdivisions	19.6	27.5	1.6	-	48.7
Real estate/REITs	.7	23.3	11.7	.1	35.8
Cable/media	.4	9.9	3.2	8.8	22.3
Energy/pipelines	.3	15.2	2.9	1.0	19.4
Utilities	1.7	8.5	.6	5.1	15.9
Capital goods	7.4	5.5	.1	2.4	15.4
Collateralized debt obligations	2.1	1.6	-	10.8	14.5
Building materials	-	1.2	7.2	2.6	11.0
Telecom	3.9	1.1	4.2	.4	9.6
Healthcare/pharmaceuticals	2.2	2.9	1.4	2.4	8.9
Paper	-	.4	7.9	.5	8.8
Retail	.1	.4	5.9	2.3	8.7
Food/beverage	.2	4.0	1.3	1.6	7.1
Consumer products	-	4.4	-	1.7	6.1
Technology	-	3.8	.3	1.9	6.0
Entertainment/hotels	-	.4	4.0	1.1	5.5
Gaming	-	-	-	5.3	5.3
Brokerage	2.5	2.2	-	.1	4.8
Chemicals	-	1.7	.4	2.3	4.4
Transportation	.9	1.1	.5	.5	3.0
Textiles	1.3	-	-	1.3	2.6
Autos	-	-	-	2.2	2.2
Aerospace/defense	-	.6	1.0	.5	2.1
U.S. Treasury and Obligations	2.1	-	-	-	2.1
Metals and mining	.2	1.4	-	.2	1.8
Other	-	6.1	15.2	3.8	25.1

Total actively managed fixed maturities	$279.0	$318.8	$114.4	$225.9	$938.1
We held three individual non-investment grade residential collateralized mortgage obligations (backed by residential mortgage loans) that had a cost basis of $196.5 million, and estimated fair value of $112.0 million and unrealized losses of $84.5 million at September 30, 2009.  We also held one asset-backed security (backed by home equity loans) that had a cost basis of $23.1 million, an estimated fair value of $10.4 million and an unrealized loss of $12.7 million at September 30, 2009.  These securities were all subject to total other-than-temporary impairment losses of $103.9 million in the three month period ended

CONSECO, INC. AND SUBSIDIARIES

September 30, 2009 including $97.2 million recognized in other comprehensive loss and $6.7 million recognized in net income.  As of September 30, 2009, these securities had been in an unrealized loss position exceeding 20 percent of cost for over one year and were rated from B- to CC.  Each of the four securities are senior tranches in their respective securitization structures, which hold standard and Alt-A residential mortgages originating in 2006 and 2007.  Given current market conditions, limited trading of these securities and recent rating actions, the estimated fair value of these securities has declined.  We believe the decline is largely due to widening credit spreads and high premium for liquidity that has existed in recent periods.  We have examined the performance of the underlying collateral and our best estimate of future cash flows expected to be collected from each of the securities, discounted at the security’s original effective rate is equal to the security’s cost basis at September 30, 2009.

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2009 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

United States Treasury securities and obligations of United States government corporations and agencies	$20.1	$(2.1)	$-	$-	$20.1	$(2.1)

States and political subdivisions	22.3	(1.8)	308.1	(46.9)	330.4	(48.7)

Corporate securities	698.4	(33.0)	3,677.7	(378.7)	4,376.1	(411.7)

Asset-backed securities	1.9	-	144.2	(62.0)	146.1	(62.0)
Collateralized debt obligations	54.6	(4.7)	4.4	(9.8)	59.0	(14.5)
Commercial mortgage-backed securities	27.2	(.4)	289.6	(149.7)	316.8	(150.1)
Mortgage pass-through securities	-	-	4.3	-	4.3	-
Collateralized mortgage obligations	389.2	(8.5)	808.3	(240.5)	1,197.5	(249.0)
Total actively managed fixed maturities	$1,213.7	$(50.5)	$5,236.6	$(887.6)	$6,450.3	$(938.1)

Equity securities	$-	$-	$6.7	$(1.5)	$6.7	$(1.5)

Based on management’s current assessment of investments with unrealized losses at September 30, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

CONSECO, INC. AND SUBSIDIARIES

Structured Securities

At September 30, 2009, fixed maturity investments included structured securities with an estimated fair value of $3.2 billion (or 17 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis.  Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively.  For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis.  Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities.  Such adjustments were not significant in the first nine months of 2009.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2009 (dollars in millions):

	Par value	Amortized cost	Estimated fair value

Below 4 percent	$97.6	$78.1	$75.4
4 percent – 5 percent	352.9	346.9	341.9
5 percent – 6 percent	2,336.3	2,311.7	2,050.6
6 percent – 7 percent	673.3	659.2	524.2
7 percent – 8 percent	178.9	172.9	135.7
8 percent and above	55.9	52.4	45.7

Total structured securities	$3,694.9	$3,621.2	$3,173.5

CONSECO, INC. AND SUBSIDIARIES

The amortized cost and estimated fair value of structured securities at September 30, 2009, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities

Pass-throughs, sequential and equivalent securities	$1,573.7	$1,519.1	8.2%
Planned amortization class, target amortization class and accretion-directed bonds	763.4	592.5	3.2
Commercial mortgage-backed securities	835.2	694.5	3.8
Asset-backed securities	265.8	205.1	1.1
Collateralized debt obligations	131.0	117.8	.6
Other	52.1	44.5	.2

Total structured securities	$3,621.2	$3,173.5	17.1%

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

Structured Securities Collateralized by Sub Prime Residential Loans

Our investment portfolio includes structured securities collateralized by sub prime residential loans with a market value of $32.2 million and a book value of $46.7 million at September 30, 2009.  These securities represent less than ..2 percent of our consolidated investment portfolio.  Of these securities, $13.4 million (41 percent) were rated AAA, $5.4 million (17 percent) were rated AA, $6.2 million (19 percent) were rated A, $2.8 million (9 percent) were rated BBB and $4.4 million (14 percent) were rated CCC.  Sub prime structured securities issued in 2006 and 2007 have experienced higher delinquency and foreclosure rates than originally expected.  The Company’s investment portfolio includes sub prime structured securities collateralized by residential loans extended over several years, primarily from 2003 to 2007.  At September 30, 2009, we held no sub prime securities collateralized by residential loans extended in 2006 and we held $4.4 million extended in 2007.

Securities Lending

The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time.  We maintain ownership of the loaned securities.  We require collateral equal to 102 percent of the market value of the loaned securities.  The collateral is invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.  As of September 30, 2009 and December 31, 2008, the fair value of the loaned securities was $203.9 million and $389.3 million, respectively.  As of September 30, 2009 and December 31, 2008, the Company had received collateral of $212.7 million and $408.8 million, respectively.  Income generated from the program, net of expenses is recorded as net investment income and totaled $.8 million and $1.5 million in the first nine months of 2009 and 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES

Conseco had no fixed maturity investment that were in excess of 10 percent of shareholders’ equity at September 30, 2009 and one fixed maturity investment that was in excess of 10 percent of shareholders’ equity, with an amortized cost of $283.7 million and an estimated fair value of $305.0 million, at December 31, 2008 (other than investments issued or guaranteed by the United States government or a United States government agency).

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of September 30, 2009 (dollars in millions):

Loan-to-value ratio (1)	Carrying value	Estimated fair value

Less than 60%	$665.8	$633.3
60% to 70%	743.1	621.6
70% to 80%	480.9	419.2
80% to 90%	60.3	53.0
Greater than 90%	80.7	70.4

Total	$2,030.8	$1,797.5

___________
(1)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

INVESTMENT IN VARIABLE INTEREST ENTITY

Fall Creek is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments.  The assets held by the trust are legally isolated and are not available to the Company.  The liabilities of Fall Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  The investment borrowings were issued pursuant to an indenture between Fall Creek and a trustee.  The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity’s leverage and the market value of its assets) are not met for a specified period of time.  During the first quarter of 2008, such threshold ratio was not met and the indenture was amended.  As a result of the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $88.0 million.  Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances) all of which was contributed in 2008.  In addition, the indenture was amended and restated in November 2008, to change certain terms related to the investment borrowings, cease future reinvesting activities of Fall Creek, provide for an additional investment in Fall Creek and remove the provision related to threshold ratios.  In conjunction with the amendment and restatement of the indenture, Fall Creek repaid $17.5 million of investment borrowings and the Company purchased: (i) $25.2 million of borrowings previously held by others; and (ii) $9.7 million of newly issued borrowings of Fall Creek.  Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017.  An $8.9 million repayment was made in the first quarter of 2009 based on such excess cash flows.  The Company has no further commitments to Fall Creek.  The carrying value of our investment in Fall Creek was $72.1 million and $83.5 million at September 30, 2009 and December 31, 2008, respectively.  The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with FIN 46 (R), after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

CONSECO, INC. AND SUBSIDIARIES

	September 30, 2009	December 31, 2008
Assets:
Actively managed fixed maturities	$285.8	$269.7
Cash and cash equivalents – restricted	11.2	4.8
Accrued investment income	1.1	2.8
Other assets	8.1	7.2

Total assets	$306.2	$284.5

Liabilities:
Other liabilities	$10.1	$7.8
Investment borrowings due to others	254.8	306.5
Investment borrowings due to the Company	81.9	81.9

Total liabilities	346.8	396.2

Equity (deficit):
Capital provided by the Company	16.6	16.6
Capital provided by others	3.8	3.8
Accumulated other comprehensive loss	(27.8)	(118.4)
Accumulated deficit	(33.2)	(13.7)

Total deficit	(40.6)	(111.7)

Total liabilities and deficit	$306.2	$284.5

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Net investment income – deposit accounts	$2.9	$4.9	$10.7	$17.9
Fee revenue and other income	.1	.1	.3	.5

Total revenues	3.0	5.0	11.0	18.4

Expenses:
Interest expense	2.8	3.2	10.7	13.2
Other operating expenses	.1	-	.3	.2

Total expenses	2.9	3.2	11.0	13.4

Income (loss) before net realized investment losses and income taxes	.1	1.8	-	5.0

Net realized investment losses	(4.0)	(.7)	(14.8)	(21.2)

Income (loss) before income taxes	$(3.9)	$1.1	$(14.8)	$(16.2)

During the first nine months of 2009, net realized investment losses included:  (i) $1.3 million of net losses from the sales of investments; and (ii) $13.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.  During the first nine months of 2008, net realized investment losses included:  (i) $13.1 million of net losses from the sales of investments; and (ii) $8.1 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

CONSECO, INC. AND SUBSIDIARIES

RESULTS OF DISCONTINUED OPERATIONS

As further discussed in the note to the consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, the long-term care business of Senior Health is reflected as a discontinued operation in all periods presented.  The following summarizes the operating results of our discontinued operations (dollars in millions):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Premium collections (all of which were renewal premiums):
Long-term care	$64.2	$196.1

Average liabilities for insurance products, net of reinsurance ceded:
Long-term care	$2,897.4	$2,915.8

Revenues:
Insurance policy income	$65.0	$197.2
Net investment income on general account invested assets	46.7	134.6

Total revenues	111.7	331.8

Expenses:
Insurance policy benefits	88.1	259.0
Amortization related to operations	3.9	14.6
Gain on reinsurance recapture	(29.7)	(29.7)
Other operating costs and expenses	17.1	49.3

Total benefits and expenses	79.4	293.2

Income before net realized investment losses and income taxes	32.3	38.6

Net realized investment losses	(177.3)	(380.1)

Loss before income taxes	$(145.0)	$(341.5)

Health benefit ratios:
Insurance policy benefits	$88.1	$259.0
Benefit ratio (a)	135.5%	131.3%
Interest-adjusted benefit ratio (b)	63.7%	63.1%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products by dividing such product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

CONSECO, INC. AND SUBSIDIARIES

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing long-term care reserves in our discontinued operations was $46.7 million and $134.6 million in the three and nine months ended September 30, 2008, respectively.

Total premium collections were $64.2 million and $196.1 million in the three and nine months ended September 30, 2008, respectively.  We ceased marketing this long-term care business in 2003.

Average liabilities for insurance products, net of reinsurance ceded were approximately $2.9 billion in both the three and nine months ended September 30, 2008.

Insurance policy income is comprised of premiums earned on these long-term care policies.

Net investment income on general account invested assets was $46.7 million and $134.6 million in the three and nine months ended September 30, 2008, respectively.  The average balance of general account invested assets was $2.8 billion and $2.9 billion in the three and nine months ended September 30, 2008, respectively.  The average yield on these assets was 6.58 percent and 6.09 percent in the three and nine months ended September 30, 2008, respectively.

Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

Insurance policy benefits were $88.1 million and $259.0 million in the three and nine months ended September 30, 2008, respectively.

The benefit ratio on this block of business was 135.5 percent and 131.3 percent in the three and nine months ended September 30, 2008, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $1.4 million in the first nine months of 2008.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 132.0 percent in the first nine months of 2008.  These ratios reflect the significantly higher level of incurred claims experienced in 2007 and 2006 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income.  The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 63.1 percent in the first nine months of 2008.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 63.8 percent in the first nine months of 2008.

CONSECO, INC. AND SUBSIDIARIES

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

In each quarterly period, we calculated our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period.  Our actuaries estimated these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and judgments that are believed to be appropriate.  Additionally, an external actuarial firm provided consulting services which involved a review of the Company’s judgments and estimates for claim reserves on this long-term care block of business on a periodic basis.  Significant assumptions made in estimating claim reserves for long-term care policies include expectations about the:  (i) future duration of existing claims; (ii) cost of care and benefit utilization; (iii) interest rate utilized to discount claim reserves; (iv) claims that have been incurred but not yet reported; (v) claim status on the reporting date; (vi) claims that have been closed but are expected to reopen; and (vii) correspondence that has been received that will ultimately become claims that have payments associated with them.

Amortization related to operations includes amortization of insurance acquisition costs.  Amortization of insurance acquisition costs generally corresponds with changes in lapse experience.

Other operating costs and expenses were $17.1 million and $49.3 million in the three and nine months ended September 30, 2008, respectively.  Other operating costs and expenses, excluding commission expenses, for this segment were $10.8 million and $29.4 million in the three and nine months ended September 30, 2008, respectively.

Net realized investment gains (losses) fluctuated each period.  During the first nine months of 2008, net realized investment losses included $174.4 million of net losses from the sales of investments (primarily fixed maturities) and $205.7 million of writedowns of investments (which were transferred to the Independent Trust) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Current Report on Form 8-K filed on October 13, 2009, which updates Items 6, 7 and 8 of Conseco’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes in the first nine months of 2009 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Conseco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, Conseco’s disclosure controls and procedures were not effective.

As disclosed in our 2008 Annual Report on Form 10-K, we did not maintain effective controls over the accounting and disclosure of insurance policy benefits, amortization expense, the liabilities for insurance products and the value of policies inforce at the Effective Date.  Specifically, the design of controls over the actuarial reporting process to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment was not effective.  These control deficiencies resulted in an audit adjustment to Conseco’s consolidated financial statements during the fourth quarter of 2008.  Additionally, these control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, Conseco’s management has determined that these control deficiencies constitute a material weakness.  Because of this material weakness, management concluded that Conseco did not maintain effective internal controls over financial reporting as of December 31, 2008 based on criteria in the Internal Control – Integrated Framework – issued by COSO.

CONSECO, INC. AND SUBSIDIARIES

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process.  Significant improvements have been made to the actuarial reporting internal control environment and the control deficiencies in our Bankers Life and our former Other Business in Run-off segments were remediated in 2008.  Nonetheless, the material weakness related to the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment continued to exist as of September 30, 2009.  Conseco’s management continues to assign the highest priority to Conseco’s remediation efforts, with the goal of remediating the material weakness by the end of 2009.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation.  Conseco recognizes that further improvement in its internal control over the actuarial reporting process is essential.  The most significant remaining weaknesses to be addressed by our remediation efforts relates to the flow of information from the administrative systems to the actuarial processes for specified disease policies in our Conseco Insurance Group segment.  Correcting these weaknesses will allow Conseco to reduce its reliance on manual controls and procedures.  Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative controls which will be more sustainable over the long term.  Conseco recognizes that further investment is needed to improve the actuarial reporting processes and is committed to making the investments for these improvements.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three or nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Conseco’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

Conseco and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco.  Refer to “Risk Factors” in Conseco’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk factors included in Exhibit 99.4 to our Current Report on Form 8-K dated October 13, 2009, for further discussion of such risk factors.

CONSECO, INC. AND SUBSIDIARIES

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

Dated:  November 9, 2009
By:  /s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)