Form 10-K
period 2009-12-31
CONSECO INC
filed 2010-03-04
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009 or

[    ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission file number: 001-31792

Conseco, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [  ] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ]  Accelerated filer [ X ]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ] No [ X ]

At June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $430 million.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]  No [  ]

Shares of common stock outstanding as of February 12, 2010:  250,786,216

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s definitive proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.               BUSINESS OF CONSECO.

Conseco, Inc., a Delaware corporation (“CNO”), is the holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”).  The terms “Conseco,” the “Company,” “we,” “us,” and “our” as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.

We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.  As of December 31, 2009, we had shareholders’ equity of $3.5 billion and assets of $30.3 billion.  For the year ended December 31, 2009, we had revenues of $4.3 billion and net income of $85.7 million.  See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution, and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.  Our segments are described below:

•
Bankers Life, which consists of the business of Bankers Life and Casualty Company (“Bankers Life”), markets and distributes health and life insurance products and annuities to the middle-income senior market through a dedicated field force of over 5,600 career agents and sales managers supported by a network of over 150 community-based branch offices.  Products include Medicare supplement insurance, life insurance, fixed annuities and long-term care insurance.  Bankers Life also markets and distributes Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry Health Care (“Coventry”) and Medicare Advantage plans primarily through a distribution arrangement with Humana Inc. (“Humana”).

•
Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company (“Colonial Penn”), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  Colonial Penn markets its products under its own brand name.

•
Conseco Insurance Group, which markets and distributes specified disease insurance, accident, disability, life insurance and annuities to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Conseco Insurance Group are underwritten by Conseco Insurance Company, Conseco Health Insurance Company (“Conseco Health”) and Washington National Insurance Company (“Washington National”).  This segment also includes blocks of long-term care and other insurance business, in these companies and in Conseco Life Insurance Company (“Conseco Life”), which we no longer market.

On November 12, 2008, Conseco and CDOC, Inc. (“CDOC”), a wholly owned subsidiary of Conseco, completed the transfer (the “Transfer”) of the stock of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to Senior Health Care Oversight Trust, an independent trust (the “Independent Trust”) for the exclusive benefit of Senior Health’s long-term care policyholders.  Consummation of the transaction was subject to the approval of the Pennsylvania Insurance Department.  As a result of the Transfer, a substantial portion of our long-term care business is presented as a discontinued operation.

In connection with the Transfer, the Company entered into a $125.0 million Senior Note due November 12, 2013 (the “Senior Note”), payable to Senior Health.  The note has a five-year maturity date; a 6 percent interest rate; and requires annual principal payments of $25.0 million.  As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, Conseco agreed that it would not pay cash dividends on its common stock while any portion of the $125.0 million note remained outstanding.

OUR STRATEGIC DIRECTION AND 2010 PRIORITIES

Our mission is to be a premier provider of life insurance, supplemental health products and annuities to America’s middle-income consumers with a focus on seniors and to provide value to our shareholders.  We believe we can accomplish this mission through the effective execution of the following strategies:

•
Remain focused on the Needs of Our Middle Income Market Customers.  We define our business by our target markets and not by our products.  We continue to adapt our distribution, product offerings and product features to the evolving needs of our middle income and senior customers.  We provide a broad range of middle market products to meet the protection needs of our customers and to provide them with longevity solutions.  We are able to reach our customers through our career agents and independent agent relationships, directly, through our Colonial Penn direct distribution platform, and at work, through our worksite marketing channel.

•
Expand and Improve the Efficiency of our Distribution Channels.  The continued development and maintenance of our distribution channels is critical to our continued sales growth.  We dedicate substantial resources to the recruitment, development and retention of our Bankers Life career agents and seek to maximize their productivity by providing them with high quality leads for new business opportunities.  Investments in our Colonial Penn direct distribution platform have enabled us to achieve significant sales growth since 2004.  In our Conseco Insurance Group segment, we have refocused efforts on supplemental health and life insurance products to utilize the competitive strengths of our wholly owned distributor, Performance Matters Associates, Inc.

•
Seek Profitable Growth.  We continue to pursue profitable growth opportunities in the middle income market.  We focus on marketing and selling products that meet the needs of our customers and we believe it will enable us to provide long-term value for our shareholders.  As part of this strategy, we have de-emphasized products with return characteristics that we consider to be inadequate.

•	Pursue Operational Efficiencies and Cost Reduction Opportunities. We seek to strengthen our competitive position with a focus on cost control and enhanced operational efficiency. Our efforts include:

•	improvements to our policy administration processes and procedures to reduce costs and improve customer service;

•	continued consolidation of policy processing systems, including conversions and elimination of systems;

•	streamlining administrative procedures and consolidating processes across the enterprise to reduce personnel costs; and

•	eliminating expenses associated with the marketing of those products that do not meet our return objectives.

•
Strengthen Our Financial Profile.  In response to the challenging economic environment and to our financial situation, our management team has taken several capital and risk management initiatives to enhance our capital and liquidity position and to improve our profitability.  These initiatives included the private placement of new convertible debentures and shares of our common stock and warrants and the public offering of our common stock.  The proceeds from these recapitalization transactions were used to refinance our 3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”) and to decrease the outstanding indebtedness under our senior credit agreement, with the remaining amounts available for general corporate purposes.  In addition, we have pursued several reinsurance transactions that have improved the capitalization of our life insurance subsidiaries and have served to offset the negative effects of the adverse economic and investment environment.

•
Continue to manage and reduce the risk profile of our business where possible.  We actively manage the risks associated with our business and have taken several steps to reduce the risk profile of our business.  In the fourth quarter of 2007, we completed a transaction to coinsure 100 percent of a block of inforce equity-indexed annuity and fixed annuity business sold through our independent distribution channel.  Such business was largely out of the surrender charge periods and had policyholder account balances in excess of $2.5 billion.  This transaction significantly reduced the asset and liability risks associated with this business.  In the fourth quarter of 2008, we transferred the stock of Senior Health to an independent trust, eliminating our exposure to a substantial block of long-term care business previously included in our run-off segment.  In 2009, we began coinsuring a significant portion of the new long-term care business written through our Bankers Life segment.  These transactions have reduced our exposure to long-term care business that has produced volatile earnings in the past.

We have purposefully avoided products like variable life, variable annuity and guaranteed investment contracts that we believe would expose us to risks that are not commensurate with potential profits.  We plan to continue to emphasize products that are straight forward and have a lower risk profile.  We believe such products meet various needs of the middle income markets we serve.  We will continue to manage the investment risks associated with our insurance business by:

•	maintaining a largely investment-grade, diversified fixed-income portfolio;

•	maximizing the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk; and

•	continually tailoring our investment portfolio to consider expected liability durations, cash flows and other requirements.

•
Capitalize on favorable trends in our markets.  It is our vision to be a premier provider of insurance products to America’s middle-income families and seniors.  We believe our middle-income target market is underserved by the financial services industry.  In addition, our focus on seniors provides us with significant growth opportunities as an estimated 78 million “baby boomer” Americans born between 1946 and 1964 plan for retirement and become eligible for Medicare.  Our middle-income market consumers are impacted by a number of trends, including:

•	increased life expectancy;

•	discontinuance or reduction in employer-sponsored benefit programs;

•	rising healthcare costs; and

•	projected gaps between the needs of seniors and amounts provided by government-sponsored plans such as Social Security and Medicare.

We believe that our focus on middle-income families and seniors will position us favorably to capitalize on the future growth in these markets.

Our major goals for 2010 include:

•	Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

•	Maintaining strong growth at Bankers Life.

•	Improving earnings stability and reducing volatility.

•
Determining that improved controls implemented in 2009 have operated for a period of time sufficient to demonstrate their effectiveness and thereby remediating our material weakness in internal controls.

•	Continuing to actively manage our enterprise exposure to long-term care business.

•	Improving profitability of existing lines of business or disposing of underperforming blocks of business.

OTHER INFORMATION

CNO is the successor to our Predecessor.  We emerged from bankruptcy on the Effective Date.  Our Predecessor was organized in 1979 as an Indiana corporation and commenced operations in 1982.  Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100.  Our annual reports on Form

10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.conseco.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  These filings are also available on the SEC’s website at www.sec.gov.  In addition, the public may read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Copies of these filings are also available, without charge, from Conseco Investor Relations, 11825 N. Pennsylvania Street, Carmel, IN  46032.

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

In June 2009, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.  In addition, we have filed as exhibits to this 2009 Form 10-K the applicable certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company’s public disclosures.

Data in Item 1 are provided as of or for the year ended December 31, 2009 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products.  We sell these products through three primary distribution channels:  career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.  We had premium collections of $4.1 billion, $4.5 billion and $4.0 billion in 2009, 2008 and 2007, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States.  Sales to residents of the following states accounted for at least five percent of our 2009 collected premiums:  Florida (7.6 percent), California (6.9 percent), Pennsylvania (6.4 percent) and Texas (6.1 percent).

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

Career Agents.  This agency force of approximately 5,600 agents and sales managers working from over 150 branch offices establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  The career agents sell primarily supplemental health and long-term care insurance policies, life insurance and annuities.  In 2009, this distribution channel accounted for $3,000.9 million, or 73 percent, of our total collected premiums.  These agents sell Bankers Life and Casualty policies, as well as Coventry’s Medicare Part D and Medicare Advantage products, and typically visit the prospective policyholder’s home to conduct personalized “kitchen-table” sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Professional Independent Producers.  Professional independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.  The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.  In 2009, this distribution channel in our Conseco Insurance Group segment collected $919.1 million, or

22 percent, of our total premiums.

Marketing organizations typically recruit agents for the Conseco Insurance Group segment by advertising our products and commission structure through direct mail advertising or through seminars for agents and brokers.  These organizations bear most of the costs incurred in marketing our products.  We compensate the marketing organizations by paying them a percentage of the commissions earned on new sales generated by agents recruited by such organizations.  Certain of these marketing organizations are specialty organizations that have a marketing expertise or a distribution system related to a particular product or market, such as worksite and individual supplemental health products.  During 1999 and 2000, the Conseco Insurance Group segment purchased three organizations that specialize in marketing and distributing supplemental health products and combined them under the name PMA.  In 2009, the PMA distribution channel accounted for $212.6 million, or 5 percent, of our total collected premiums.

Direct Marketing.  This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn.  In 2009, this channel accounted for $194.8 million, or 5 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

Total premium collections
	2009	2008	2007
Supplemental health:
Bankers Life	$1,711.7	$1,887.0	$1,546.1
Colonial Penn	7.5	8.9	10.4
Conseco Insurance Group	600.4	621.8	633.4

Total supplemental health	2,319.6	2,517.7	2,189.9

Annuities:
Bankers Life	1,060.4	1,224.1	885.5
Conseco Insurance Group	78.4	129.8	368.6

Total annuities	1,138.8	1,353.9	1,254.1

Life:
Bankers Life	228.8	209.4	200.0
Colonial Penn	187.3	174.1	113.7
Conseco Insurance Group	240.3	269.8	287.3

Total life	656.4	653.3	601.0

Total premium collections	$4,114.8	$4,524.9	$4,045.0

In addition, the long-term care business included in our discontinued operations had collected premiums of $225.9 million and $269.1 million in 2008 and 2007, respectively.

Our insurance companies collected premiums from the following products:

Supplemental Health

Supplemental Health Premium Collections (dollars in millions)

	2009	2008	2007

Medicare supplement:
Bankers Life	$653.7	$636.6	$636.1
Colonial Penn	7.0	8.1	9.4
Conseco Insurance Group	177.8	203.8	225.9

Total	838.5	848.5	871.4

Long-term care:
Bankers Life	601.6	625.7	622.4
Conseco Insurance Group	31.4	33.7	36.7

Total	633.0	659.4	659.1

Prescription Drug Plan and Medicare Advantage products included in Bankers Life	444.4	614.0	277.8

Specified disease products included in Conseco Insurance Group	383.3	374.6	359.2

Other:
Bankers Life	12.0	10.7	9.8
Colonial Penn	.5	.8	1.0
Conseco Insurance Group	7.9	9.7	11.6

Total	20.4	21.2	22.4

Total supplemental health premium collections	$2,319.6	$2,517.7	$2,189.9

The following describes our major supplemental health products:

Medicare Supplement.  Medicare supplement collected premiums were $838.5 million during 2009 or 20 percent of our total collected premiums.  Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older).  Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels.  The deductible and coinsurance amounts are subject to change each year by the federal government.  Part B of Medicare covers doctor’s bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare.  The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program’s maximum benefits.  Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits.  In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65.  Approximately 55 percent of new sales of Medicare supplement policies in 2009 were to individuals who had recently reached the age of 65.

Both Bankers Life and Conseco Insurance Group sell Medicare supplement insurance.

Long-Term Care.  Long-term care collected premiums were $633.0 million during 2009, or 15 percent of our total collected premiums.  Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both.  We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

A small portion of our long-term care business resides in the Conseco Insurance Group segment.  This business was sold through the independent producer distribution channel and was largely underwritten by certain of our subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997.  The performance of these blocks of business did not meet the expectations we had when the blocks were acquired.  As a result, we ceased selling new long-term care policies through this distribution channel in 2003.

We continue to sell long-term care insurance through the Bankers Life career agent distribution channel.  This business is underwritten using stricter underwriting and pricing standards than had previously been used on our acquired blocks of long-term care business included in the Conseco Insurance Group segment.

Prescription Drug Plan and Medicare Advantage.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provided for the introduction of a prescription drug program under Medicare Part D.  Persons eligible for Medicare can receive their Part D coverage through a stand-alone Prescription Drug Plan (“PDP”).  In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry’s PDP product, Advantra Rx.  We receive a fee based on the number of PDP plans sold through our distribution channels.  In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with a specified percentage of net premiums and related profits subject to a risk corridor.  The Part D program was effective January 1, 2006.  PDP collected premiums were $75.4 million during 2009 or 2 percent of our total collected premiums.

Conseco expanded its strategic alliance with Coventry by entering into national distribution agreements under which our career agents began distributing Coventry’s Private-Fee-For-Service (“PFFS”) plan, with coverage beginning January 1, 2007.  The PFFS product, Advantra Freedom, is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs.  Under the agreement, we received a fee based on the number of PFFS plans sold through our distribution channels.  In addition, Conseco had a quota-share reinsurance agreement with Coventry for Conseco enrollees that provided Conseco with a specified percentage of the net premiums and related profits.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  On July 22, 2009, Bankers Life announced a strategic alliance under which it will offer Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.

During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under certain group policies.  Conseco received a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin is less than or equal to five percent.  In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  Premiums assumed through these reinsurance agreements totaled $47.5 million in 2009.  The income before income taxes related to the assumed business was $14.0 million during the year ended December 31, 2009.

PFFS collected premiums were $369.0 million in 2009 or 9 percent of our total collected premiums.

Specified Disease Products.  Specified disease collected premiums were $383.3 million during 2009, or 9 percent of our total collected premiums.  These policies generally provide fixed or limited benefits.  Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies.  Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke.  Accident products combine insurance for accidental death with limited benefit disability income insurance.  Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital.  The benefits provided under the specified disease policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

Approximately 75 percent of the total number of our specified disease policies inforce was sold with return of premium or cash value riders.  The return of premium rider generally provides that, after a policy has been in force for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  For some policies, the return of premium rider does not have any claim offset.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Other Supplemental Health Products.  Other supplemental health product collected premiums were $20.4 million during 2009.  This category includes various other health products such as major medical health insurance, senior hospital indemnity and disability income products which are sold in small amounts or other products which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2009	2008	2007
Equity-indexed annuity:
Bankers Life	$350.1	$522.8	$437.4
Conseco Insurance Group	76.6	123.7	344.6

Total equity-indexed annuity premium collections	426.7	646.5	782.0

Other fixed annuity:
Bankers Life	710.3	701.3	448.1
Conseco Insurance Group	1.8	6.1	24.0

Total fixed annuity premium collections	712.1	707.4	472.1

Total annuity premium collections	$1,138.8	$1,353.9	$1,254.1

During 2009, we collected annuity premiums of $1,138.8 million or 28 percent of our total premiums collected.  Annuity products include equity-indexed annuity, traditional fixed rate annuity and single premium immediate annuity products sold through both Bankers Life and Conseco Insurance Group.  Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period.  Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders’ accounts.  For equity-indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders’ accounts.

Sales of many of our annuity products have been affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies.  The current financial strength rating of our primary insurance subsidiaries from A.M. Best Company (“A.M. Best”) is “B” which was downgraded from “B+” on March 4, 2009.  During 2009, we continued to reduce the emphasis on the sale of annuities through professional independent agents, who are more sensitive in the near-term to A.M. Best ratings.  Career agents selling annuity products in the Bankers Life segment are less sensitive in the near-term to A.M. Best ratings, since these agents only sell our products.

In 2009, the change in mix of premium collections between Bankers Life’s equity-indexed products and fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.  In addition, premium collections from Bankers Life’s fixed annuity products decreased in the fourth quarter of 2009 as continuing decreases in new money interest rates resulted in a reduction to the bonus on our bonus interest annuity.  A new product, which will provide more flexibility in setting the bonus interest rate is expected to launch in early 2010.

Premium collections from Bankers Life’s fixed annuity products increased sharply in the last half of 2008 due to volatility in the financial markets which made these products more attractive to customers.

The following describes the major annuity products:

Equity-Indexed Annuities.  These products accounted for $426.7 million, or 11 percent, of our total premium collections during 2009.  The account value (or “accumulation value”) of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time.  Within each contract issued, each equity-indexed annuity specifies:

•	The index to be used;

•
The time period during which the change in the index is measured and, at the end of which, the change in the index is applied to the account value.  The time period of the contract ranges from 1 to 4 years.

•	The method used to measure the change in the index.

•
The measured change in the index may be multiplied by a “participation rate” (percentage of change in the index) before the credit is applied.  Some policies guarantee the initial participation rate for the life of the contract, and some vary the rate for each period.

•
The measured change in the index may also be limited to a “cap” before the credit is applied.  Some policies guarantee the initial cap for the life of the contract, and some vary the cap for each period.

•
The measured change in the index may also be limited to the excess in the measured change over a “margin” before the credit is applied.  Some policies guarantee the initial margin for the life of the contract, and some vary the margin for each period.

These products have guaranteed minimum cash surrender values, regardless of actual index performance and the resulting indexed-based interest credits applied.

We generally buy call options and similar investments on the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the indices to which the product’s return is linked.

Fixed Rate Annuities.  These products include fixed rate single-premium deferred annuities (“SPDAs”), flexible premium deferred annuities (“FPDAs”) and single-premium immediate annuities (“SPIAs”).  These products accounted for $712.1 million, or 17 percent, of our total premium collections during 2009.  Our fixed rate SPDAs and FPDAs typically have an interest rate (the “crediting rate”) that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate.  The guaranteed rates on annuities written recently range from 2.5 percent to 3.0 percent, and the rates, on all policies inforce range from 2.5 percent to 6.0 percent.  The initial crediting rate is largely a function of:

•	the interest rate we can earn on invested assets acquired with the new annuity fund deposits;

•	the costs related to marketing and maintaining the annuity products; and

•	the rates offered on similar products by our competitors.

For subsequent adjustments to crediting rates, we take into account current and prospective yields on investments, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

In 2009, a significant portion of our new annuity sales were “bonus interest” products.  The initial crediting rate on these products specifies a bonus crediting rate of 1.0 to 3.0 percent of the annuity deposit for the first policy year only.  After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established.  As of December 31, 2009, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.7 percent.

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

Penalty-free withdrawals from deferred annuities of up to 10 percent of either premiums or account value are available in most plans after the first year of the annuity’s term.

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

SPIAs accounted for $14.5 million, or .4 percent, of our total premiums collected in 2009.  SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder’s choice at the time of issuance.  Once the payments begin, the amount, frequency and length of time over which they are payable are fixed.  SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.  The single premium is often the payout from a terminated annuity contract.  The implicit interest rate on SPIAs is based on market conditions when the policy is issued.  The implicit interest rate on our outstanding SPIAs averaged 7.0 percent at December 31, 2009.

Life Insurance

Life insurance premium collections (dollars in millions)

	2009	2008	2007
Interest-sensitive life products:
Bankers Life	$63.2	$63.7	$63.4
Colonial Penn	.5	.5	.5
Conseco Insurance Group	180.6	202.5	214.0

Total interest-sensitive life premium collections	244.3	266.7	277.9

Traditional life:
Bankers Life	165.6	145.7	136.6
Colonial Penn	186.8	173.6	113.2
Conseco Insurance Group	59.7	67.3	73.3

Total traditional life premium collections	412.1	386.6	323.1

Total life insurance premium collections	$656.4	$653.3	$601.0

Life products include traditional and interest-sensitive life insurance products.  These products are currently sold through Bankers Life, Conseco Insurance Group and Colonial Penn.  During 2009, we collected life insurance premiums of $656.4 million, or 16 percent, of our total collected premiums.  Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies.  See “Competition” below.

Interest-Sensitive Life Products.  These products include universal life and other interest-sensitive life products that provide whole life insurance with adjustable rates of return related to current interest rates.  They accounted for $244.3 million, or 5.9 percent, of our total collected premiums in 2009.  These products are marketed by professional independent producers and, to a lesser extent, career agents (including professional independent producers and career agents specializing in worksite sales).  The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments.  Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments.  Premium payments under other interest-sensitive policies may not be varied by the policyholders.  Universal life products include equity-indexed universal life products.  The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular stock index during a specified time period.

Traditional Life.  These products accounted for $412.1 million, or 10 percent, of our total collected premiums in 2009.  Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through professional independent producers, career agents and direct response marketing.  Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder’s lifetime.  The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy’s life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy’s life.  These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy.  The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources.  The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection.  Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time — typically 10, 15, 20 or 30 years.  In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products.  Graded benefit life products accounted for $180.5 million, or 4.4 percent, of our total collected premiums in 2009.  Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 80, principally in face amounts of $350 to $30,000, without medical examination or evidence of insurability.  Premiums are paid as frequently as monthly.  Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.  Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques.  New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

Traditional life products also include single premium whole life insurance.  This product requires one initial lump sum payment in return for providing life insurance protection for the insured’s entire lifetime.  Single premium whole life products accounted for $35.3 million, or .9 percent, of our total collected premiums in 2009.

INVESTMENTS

40|86 Advisors, Inc. (“40|86 Advisors”), a registered investment adviser and wholly-owned subsidiary of Conseco, Inc., manages the investment portfolios of our insurance subsidiaries.  40|86 Advisors had approximately $21.9 billion of assets (at fair value) under management at December 31, 2009, of which $21.2 billion were assets of our subsidiaries and $.7 billion were assets managed for third parties.  Our general account investment strategies are to:

•	maintain a largely investment-grade, diversified fixed-income portfolio;

•	maximize the spread between the investment income we earn and the yields we pay on investment products within acceptable levels of risk;

•	provide adequate liquidity;

•	construct our investment portfolio considering expected liability durations, cash flows and other requirements; and

•	maximize total return through active investment management.

During 2009, 2008 and 2007, we recognized net realized investment losses of $60.5 million, $262.4 million and $158.0 million, respectively, excluding any such amounts included in discontinued operations.  During 2009, net realized investment losses were comprised of:  (i) $134.9 million of net gains from the sales of investments (primarily fixed maturities); and (ii) $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through other comprehensive loss).  During 2008, net realized investment losses were comprised of:  (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities); and (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value.  A substantial portion of the net investment losses realized on sales of investments in 2007 were recognized on the sale of securities collateralized by sub prime residential mortgage loans.  We decided to sell these securities given our evaluation regarding the potential effect of future adverse developments on the value and recoverable amount of these securities.  For further information on our sub prime holdings, refer to the caption entitled “Other Investments” in the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

Investment activities are an integral part of our business because investment income is a significant component of our revenues.  The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities.  Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments.  In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.  As of December 31, 2009, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

We manage the equity-based risk component of our equity-indexed annuity products by:

•	purchasing equity-based options with similar payoff characteristics; and

•	adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

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

We calculate asset and liability durations using our estimates of future asset and liability cash flows.  At December 31, 2009, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 9.0 years and the duration of our insurance liabilities was approximately 8.1 years.  These durations indicate that while our investment portfolio had a longer duration and, consequently, was more sensitive to interest rate fluctuations than our liabilities at that date, this sensitivity was within corporate guidelines.  We generally seek to minimize the gap between asset and liability durations.

For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Investments.”

COMPETITION

The markets in which we operate are highly competitive.  Our current ratings have had an adverse impact on our ability to compete in certain markets.  Compared to Conseco, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have better access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines and have larger staffs.  An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives.  We also compete with many of these companies and others in providing services for fees.  In most areas, competition is based on a number of factors including pricing, service provided to distributors and policyholders and ratings.  Conseco’s subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features.  This increases the comparability of such policies and intensifies competition based on other factors.  See “Insurance

Underwriting” and “Governmental Regulation” for additional information.  In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

We believe that the volatility experienced in the financial markets in recent periods, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment.  In particular, these factors have emphasized financial strength as a significant differentiator from the perspective of consumers.  The effects of the current market conditions may also lead to consolidation in the insurance industry.  Although we can not predict the ultimate impact of these conditions, we believe that the strongest companies will have a competitive advantage as a result of the current circumstances.

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations.  Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer’s products to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms.  They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities.

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

On October 14, 2009, Standard & Poor’s Corporation (“S&P”) affirmed the financial strength rating of “BB-” of our primary insurance subsidiaries and revised the outlook to stable from credit watch with negative implications.  On March 2, 2009, S&P had placed the financial strength ratings of our primary insurance subsidiaries on credit watch with negative implications.  On February 26, 2009, S&P downgraded the financial strength ratings of our primary insurance subsidiaries to “BB-” from “BB+” and the outlook remained negative for our primary insurance subsidiaries.   A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  Rating categories from “BB” to “CCC” are classified as “vulnerable”, and pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are twelve ratings above our “BB-” rating and eight ratings that are below our rating.

On October 14, 2009, Moody’s Investor Services, Inc. (“Moody’s”) affirmed the financial strength rating of “Ba2” of our primary insurance subsidiaries and revised the outlook to positive from negative.  On March 3, 2009, Moody’s downgraded the financial strength ratings of our primary insurance subsidiaries to “Ba2” from “Ba1” and the outlook remained negative for our primary insurance subsidiaries.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba2” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future.  Moody’s has twenty-one possible ratings.  There are eleven ratings above our “Ba2” rating and nine ratings that are below our rating.

A.M. Best, S&P and Moody’s review our ratings from time to time.  We cannot provide any assurance that the ratings of our insurance subsidiaries will remain at their current levels or predict the impact of any future rating changes on our business.

INSURANCE UNDERWRITING

Under regulations promulgated by the National Association of Insurance Commissioners (“NAIC”) (an association of state regulators and their staffs) and adopted as a result of the Omnibus Budget Reconciliation Act of 1990, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers.  If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions.  Some states prohibit underwriting of all Medicare supplement policies.  For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to our products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

Before issuing long-term care products, we generally apply detailed underwriting procedures to assess and quantify the insurance risks.  We require medical examinations of applicants (including blood and urine tests, where permitted) for certain health insurance products and for life insurance products which exceed prescribed policy amounts.  These requirements vary according to the applicant’s age and may vary by type of policy or product.  We also rely on medical records and the potential policyholder’s written application.  In recent years, there have been significant regulatory changes with respect to underwriting certain types of health insurance.  An increasing number of states prohibit underwriting and/or charging higher premiums for substandard risks.  We monitor changes in state regulation that affect our products, and consider these regulatory developments in determining the products we market and where we market them.

Our specified disease policies are individually underwritten using a simplified issue application.  Based on an applicant’s responses on the application, the underwriter either:  (i) approves the policy as applied for; (ii) approves the policy with reduced benefits; or (iii) rejects the application.

Most of our life insurance policies are underwritten individually, although standardized underwriting procedures have been adopted for certain low face-amount life insurance coverages.  After initial processing, insurance underwriters obtain the information needed to make an underwriting decision (such as medical examinations, doctors’ statements and special medical tests).  After collecting and reviewing the information, the underwriter either:  (i) approves the policy as applied for; (ii) approves the policy with an extra premium charge because of unfavorable factors; or (iii) rejects the application.

We underwrite group insurance policies based on the characteristics of the group and its past claim experience.  Graded benefit life insurance policies are issued without medical examination or evidence of insurability.  There is minimal underwriting on annuities.

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2009, the total balance of our liabilities for insurance products was $24.3 billion.  These liabilities are generally payable over an extended period of time.  The profitability of our insurance products depends on pricing and other factors.  Differences between our expectations when we sold these products and our actual experience could result in future losses.

Liabilities for insurance products are calculated using management’s best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.  For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims.  In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims.  Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience.  Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, or our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

REINSURANCE

Consistent with the general practice of the life insurance industry, our subsidiaries enter into both facultative and treaty agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by our insurance products.  Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to diversify its risk.  Indemnity reinsurance does not discharge the original insurer’s primary liability to the insured.  Our reinsured business is ceded to numerous reinsurers.  Based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments, we believe the assuming companies are able to honor all contractual commitments.

As of December 31, 2009, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by Conseco represented 26 percent of gross combined life insurance inforce and reinsurance assumed represented .9 percent of net combined life insurance inforce.  Our principal reinsurers at December 31, 2009 were as follows (dollars in millions):

	Ceded life	A.M. Best
Name of Reinsurer	insurance inforce	rating

Wilton Reassurance Company (“Wilton Re”)	$3,994.8	A	-
Swiss Re Life and Health America Inc.	3,335.4	A
Security Life of Denver Insurance Company	2,762.5	A
Reassure America Life Insurance Company (“REALIC”) (a)	1,360.4	A
RGA Reinsurance Company	906.4	A	+
Munich American Reassurance Company	858.4	A	+
Lincoln National Life Insurance Company	591.5	A	+
Scor Global Life Re Insurance Co of Texas	506.9	A	-
Hannover Life Reassurance Company	371.4	A
General Re Life Corporation	367.6	A	++
All others (b)	1,406.2

	$16,461.5
____________________
(a)
In addition to the life insurance business summarized above, REALIC has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement.  Such business had total insurance policy liabilities of $2.0 billion at December 31, 2009.

(b)	No other single reinsurer assumed greater than 2 percent of the total ceded business inforce.

EMPLOYEES

At December 31, 2009, we had approximately 3,500 full time employees, including 1,175 employees supporting our Bankers Life segment, 350 employees supporting our Colonial Penn segment and 1,975 employees supporting our Conseco Insurance Group segment and corporate segment.  None of our employees are covered by a collective bargaining agreement.  We believe that we have good relations with our employees.

GOVERNMENTAL REGULATION

Our insurance businesses are subject to extensive regulation and supervision by the insurance regulatory agencies of the jurisdictions in which they operate.  This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of investors or creditors.  State laws generally establish supervisory agencies that have broad regulatory authority, including the power to:

•	grant and revoke business licenses;

•	regulate and supervise sales practices and market conduct;

•	establish guaranty associations;

•	license agents;

•	approve policy forms;

•	approve premium rates and premium rate increases for some lines of business such as long-term care and Medicare supplement;

•	establish reserve requirements;

•	prescribe the form and content of required financial statements and reports;

•	determine the reasonableness and adequacy of statutory capital and surplus;

•	perform financial, market conduct and other examinations;

•	define acceptable accounting principles; and

•	regulate the types and amounts of permitted investments.

In addition, the NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to:

•	reserve requirements;

•	risk-based capital (“RBC”) standards;

•	codification of insurance accounting principles;

•	investment restrictions;

•	restrictions on an insurance company’s ability to pay dividends; and

•	product illustrations.

In addition to the regulations described above, most states have also enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters.  Various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions.  These requirements may include prior regulatory approval or prior notice for certain material transactions.  Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries.  In addition, the Company’s insurance subsidiaries routinely report to other jurisdictions.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders.  Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from generally accepted accounting principles (“GAAP”).  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of, or in a few states, the lesser of:

•	statutory net gain from operations or statutory net income for the prior year; or

•	10 percent of statutory capital and surplus at the end of the preceding year.

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

During 2006, the Florida legislature enacted a statute, known as House Bill 947, intended to provide new protections to long-term care insurance policyholders.  Among other requirements, this statute requires: (i) claim experience of affiliated long-term care insurers to be pooled in determining justification for rate increases for Florida policyholders; and (ii) insurers with closed blocks of long-term care insurance to not raise rates above the comparable new business premium rates offered by affiliated insurers.  The manner in which the requirements of this statute are applied to our long-term care policies in Florida (including policies subject to the order from the Florida Office of Insurance Regulation as described in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”) may affect our ability to achieve our anticipated rate increases on this business.

Most states have also enacted legislation or adopted administrative regulations that affect the acquisition (or sale) of control of insurance companies.  The nature and extent of such legislation and regulations vary from state to state.  Generally, these regulations require an acquirer of control to file detailed information and the plan of acquisition, and to obtain administrative approval prior to the acquisition of control.  “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is rebuttably presumed to exist if a person or group of affiliated persons directly or indirectly owns or controls 10 percent or more of the voting securities of another person.

Using statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies.  A “usual range” of results for each ratio is used as a benchmark.  In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded.  These inquiries have not led to any restrictions affecting our operations.

The NAIC’s RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention.  The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year), as follows:

•
if a company’s total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;

•
if a company’s total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken;

•
if a company’s total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

•	if a company’s total adjusted capital is less than 35 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

In addition, the RBC requirements provide for a trend test if a company’s total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year.  The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

•	between the current year and the prior year; and

•	for the average of the last 3 years.

It assumes that such decrease could occur again in the coming year.  Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

In January 2009, the NAIC considered, but declined, a number of reserve and capital relief requests made by the American Council of Life Insurers, acting on behalf of its member companies.  These requests, if adopted, would have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2008, for life insurance companies.  However, notwithstanding the NAIC’s action on these requests, insurance companies have the right to approach the insurance regulator in their respective state of domicile and request relief.  Insurance subsidiaries of the Company requested and were granted certain permitted practices, with a beneficial impact on statutory capital as of December 31, 2008.

The 2009 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.  No assurances can be given that we will make future contributions or otherwise make capital available to our insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state.  These additional requirements generally have not had a significant impact on the Company’s insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.  Refer to the note entitled “Statutory Information (Based on Non-GAAP Measures)” in our notes to consolidated financial statements for more information on our RBC ratios.

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

Numerous proposals to reform the current health care system (including Medicare) have been introduced in Congress and in various state legislatures.  Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health plans, and a single-payer, public program.  Changes in health care policy could significantly affect our business.  For example, Federal comprehensive major medical or long-term care programs, if proposed and implemented, could partially or fully replace some of Conseco’s current products.  Recent federal and state legislation and legislative proposals relating to healthcare reform contain features that could severely limit or eliminate our ability to vary our pricing terms or apply medical underwriting standards, which could have the effect of increasing our benefit ratios and adversely affecting our financial results.  Also, Medicare reform and legislation concerning prescription drugs could affect our ability to price or sell our products.

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

FEDERAL INCOME TAXATION

Our annuity and life insurance products generally provide policyholders with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, because taxes on the increase in value of the products are deferred until received by policyholders.  With other savings investments, the increase in value is generally taxed as earned.  Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid.  Life insurance death benefits are generally exempt from income tax.  Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years.  The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the “Code”), and is generally followed in all states and other United States taxing jurisdictions.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards (“NOLs”).  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire.  In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service (“IRS”) ultimately agrees with the tax position we plan to take in our current and future tax returns.  Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain.  As of December 31, 2009, 2008 and 2007, we determined that a full valuation allowance was no longer necessary.  However, as further discussed in the note to the consolidated financial statements entitled “Income Taxes”, we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset.  This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

ITEM 1A.                         RISK FACTORS.

Conseco and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco.  In addition, please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included in “Item 7 – Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”.

We have substantial indebtedness that will require a significant portion of the cash available to CNO, restricting our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2009, we had aggregate principal amount of indebtedness of $1,045.1 million, consisting of the following (dollars in millions):

Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Bank of America, N.A. as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent and other parties (“Senior Credit Agreement”)	$652.1
3.5% Debentures	116.5
7.0% Convertible Senior Debentures due 2016 (“7.0% Debentures”)	176.5
Senior Note	100.0

$1,045.1

CNO’s indebtedness will require over $218 million in cash to service in 2010 (assuming the holders of our 3.5% Debentures require the Company to repurchase their 3.5% Debentures on September 30, 2010 pursuant to their put right).   See “Liquidity of the Holding Companies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the sources and uses of cash by CNO.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Note, the 3.5% Debentures and the 7.0% Debentures) are as follows (dollars in millions):

2010	$141.5	(a)
2011	60.0
2012	65.0
2013	602.1
2016	176.5

	$1,045.1
_____________
(a)
Includes $116.5 million of the 3.5% Debentures.  The holders of our 3.5% Debentures have the right to require the Company to repurchase their 3.5% Debentures for cash on September 30, 2010.  This amount assumes that all remaining holders of our 3.5% Debentures exercise that right.  In February 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $64 million of the 3.5% Debentures and issued $64 million of the 7.0% Debentures.

The payment of principal and interest on our outstanding indebtedness will require a substantial portion of CNO’s available cash each year, which, as a holding company, is limited, as further described in the risk factor entitled “We are a holding company and our liquidity and ability to meet our obligations may be constrained by the ability of our insurance subsidiaries to distribute cash to us” below.  Our debt obligations may restrict our ability to take advantage of business, strategic or financing opportunities.

    We expect to fund our obligation to repurchase the 3.5% Debentures that we may be required to repurchase on September 30, 2010 primarily by the issuance of additional 7.0% Debentures pursuant to the purchase agreement described in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”  The purchase agreement for the sale of the 7.0% Debentures may be terminated by Morgan Stanley & Co. Incorporated (“Morgan Stanley”), as the initial purchaser, if with respect to any closing date for the offering of the 7.0% Debentures, any Form 10-Q or 10-K that we are required to file with the SEC on or before October 5, 2010 (or such earlier closing date by which all $293.0 million aggregate principal amount of debentures have been issued and delivered) is not filed on or before the date we are required to file such Form 10-Q or Form 10-K, as the case may be, with the SEC; our financial statements included in such Form 10-Q have not been subjected to a completed SAS 100 review or our independent registered public accountants have not issued an audit report on our financial statements included in such Form 10-K, as the case may be; and we fail to deliver an officer’s certificate to the initial purchaser by the business day following the deadline for filing such Form 10-Q or Form 10-K, as the case may be, stating that our failure to file such Form 10-Q or Form 10-K, as the case may be, within the SEC’s deadlines pertains to something other than in connection with the conclusion of our management or our independent registered public accountants that there is a substantial doubt about our ability to continue as a going concern; provided, that, if we fail to file such Form 10-Q or Form 10-K, as the case may be, and fail to deliver such officer’s certificate, the initial purchaser may, upon prior written notice, elect to terminate the purchase agreement, and thus each forward purchase agreement, prior to such subsequent closing date.

As disclosed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations” and in the following risk factor, our Senior Credit Agreement contains various restrictive covenants and required financial ratios that we must meet or maintain and that limit our operating flexibility.  If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable.  In such event, the holders of our 3.5% Debentures, our 7.0% Debentures and the Senior Note could elect to take similar action with respect to those debts.  If that were to occur, we would not have sufficient liquidity to repay our indebtedness.  Absent sufficient liquidity to repay our indebtedness, our management may conclude that there is substantial doubt regarding our ability to continue as a going concern.

If we fail to pay interest or principal on the 3.5% Debentures or the 7.0% Debentures, we will be in default under the applicable indenture governing such debentures.  A default under either indenture could also lead to a default under agreements governing our existing and future indebtedness, including under our Senior Credit Agreement.  If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness.

Our Senior Credit Agreement contains various restrictive covenants and required financial ratios that limit our operating flexibility.  The violation of one or more loan covenant requirements would entitle our lenders to declare all outstanding amounts under the Senior Credit Agreement to be due and payable.

As of December 31, 2009, we had $652.1 million principal amount of debt outstanding under our Senior Credit Agreement.  Pursuant to our Senior Credit Agreement, we agreed to a number of covenants and other provisions that restrict our ability to borrow money and pursue some operating activities without the prior consent of the lenders.  We also agreed to meet or maintain various financial ratios and balances.  Our ability to meet these financial tests and maintain ratings may be affected by events beyond our control.  There are several conditions or circumstances that could lead to an event of default under our Senior Credit Agreement, as described below.  In the event of an event of default, management would likely conclude there is substantial doubt regarding our ability to continue as a going concern, which would have material adverse consequences to our financial condition and results of operations, as further described below.

The Senior Credit Agreement prohibits or restricts, among other things:

•	the payment of cash dividends on our common stock;

•	the repurchase of our common stock;

•	the issuance of additional debt or capital stock;

•	liens;

•	the transfer or sale of assets unless the net proceeds are reinvested in our insurance operations or used to reduce the amount due under the Senior Credit Agreement;

•	certain affiliate transactions;

•	certain investment activities;

•	change in business; and

•	prepayment of indebtedness (other than the Senior Credit Agreement).

The Senior Credit Agreement also requires that our annual audited consolidated financial statements be accompanied by an opinion from a nationally-recognized independent public accounting firm stating that such audited consolidated financial statements present fairly, in all material respects, our financial position and results of operations in conformity with GAAP for the periods indicated.  For us to remain in compliance with the Senior Credit Agreement, such opinion cannot include an explanatory paragraph regarding our ability to continue as a going concern or similar qualification.  Although we were in compliance with the provisions of the Senior Credit Agreement as of December 31, 2009, these provisions represent significant restrictions on the manner in which we may operate our business.  If we default under any of these provisions, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable.  If that were to occur, we would likely not have sufficient liquidity to repay amounts due under the Senior Credit Agreement in full or any of our other debts.

Pursuant to the Senior Credit Agreement, as long as the debt to total capitalization ratio (as defined in the Senior Credit Agreement) is greater than 20% or certain insurance subsidiaries (as defined in the Senior Credit Agreement) have financial strength ratings of less than A- from A.M. Best, we are required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events: (i) the issuance of certain indebtedness; (ii) certain equity issuances; and (iii) certain asset sales or casualty events.  Pursuant to the terms of the Senior Credit Agreement, we made payments of:  (i) $36.8 million (equal to half of the net proceeds from the issuance and sale of shares of our common stock and warrants to Paulson & Co. Inc. (“Paulson”)); and (ii) $161.4 million (equal to $150 million plus half of the net proceeds in excess of $200 million from the public offering of 49.5 million shares of our common stock) in 2009.

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of December 31, 2009; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	December 31,	development from
	Senior Credit Agreement	2009	December 31, 2009 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% from March 31, 2009 through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	309%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $507 million, or an increase to required risk-based capital of approximately $253 million.

Combined statutory capital and surplus	Greater than $1,100 from March 31, 2009 through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,439 million	Reduction to combined statutory capital and surplus of approximately $339 million.

Debt to total capitalization ratio	Not more than 32.5% from March 31, 2009 through December 31, 2009 and thereafter, not more than 30%.	21.6%	Reduction to shareholders’ equity of approximately $1,620 million or additional debt of $780 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters from March 31, 2009 through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		2.38 to 1	Reduction in cash flows to the holding company of approximately $58 million.

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control.  If we default under any of these covenants, the lenders could declare all outstanding borrowings, accrued interest and fees to be immediately due and payable, which would have material adverse consequences to us.  If the lenders under our Senior Credit Agreement would elect to accelerate the amounts due, the holders of our 3.5% Debentures, 7.0% Debentures and Senior Note could elect to take similar action with respect to those debts.  If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end.  The assessment includes, among other things, consideration of our plans to address our liquidity and capital needs during the following 12 months and our ability to comply with the future loan covenant and financial ratio requirements under our Senior Credit Agreement, including the covenant regarding minimum risk-based capital ratios.  The calculation of risk-based capital ratios is based on rules established by the NAIC.  Recently the NAIC has modified the calculation of our required capital for commercial mortgages based on the Mortgage Experience Adjustment Factor

(“MEAF”) and the calculation of risked-based capital requirements for investments in residential mortgage-backed securities (“RMBS”).  The NAIC could further modify these or other RBC requirements in the future.  Any such modifications would result from a regulatory process over which we have no control and which is not required to take our specific circumstances into account and could negatively impact our ability to remain in compliance with our Senior Credit Agreement and, therefore, impact management’s assessment of our ability to continue as a going concern in conjunction with the completion of our future financial statements, as further described below.  Any modifications to the RBC requirements may be effective for a limited period of time which could limit our ability to consider them when assessing our ability to continue as a going concern.  Our RBC ratio may suffer future deterioration as a result of future realized losses on investments (including other-than-temporary impairments), decreases in the ratings of certain of our investments, net statutory losses from the operations of our insurance subsidiaries, changes in statutory regulations with respect to RBC requirements or the valuation of assets or liabilities, or for other reasons.

Accordingly, in connection with the preparation of our financial statements for future periods, we, or our independent registered public accountants, may conclude that there is not a sufficient likelihood that we will be able to comply with the RBC ratio, statutory capital and surplus and other covenants in our Senior Credit Agreement.  In such event, we may be required to conclude that there is substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods.  If we were to conclude there was substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods, we may be required to increase the valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements under the Senior Credit Agreement.

If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in the Senior Credit Agreement for at least 12 months following the date of the financial statements, management would conclude there is substantial doubt about our ability to continue as a going concern and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern.  Such an opinion would be in breach of the covenants in the Senior Credit Agreement.  If the circumstances leading to the substantial doubt were not cured prior to the issuance of the audit opinion, or we were unable to obtain a waiver on the going concern opinion requirement within 30 days after notice from the lenders, it would be an event of default entitling the lenders to declare all outstanding borrowings, accrued interest and fees to be due and payable.  If an event of default were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default.

The obligations under our Senior Credit Agreement are guaranteed by our current and future domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries.  CDOC’s guarantee under our Senior Credit Agreement is secured by a lien on substantially all of the assets of the guarantors, including the stock of Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) (which is the parent of Bankers Life and Casualty Company, Bankers Conseco Life Insurance Company (“Bankers Conseco Life”) and Colonial Penn), Washington National (which is the parent of Conseco Insurance Company and Conseco Life) and Conseco Health.  If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of our Senior Credit Agreement, the stock of Conseco Life of Texas, Washington National and Conseco Health could be transferred to the lenders under such agreement.  Any such transfer would have a material adverse effect on our business, financial condition and results of operations, and would have a significant adverse effect on the market value of our common stock.

Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

On December 17, 2009, S&P upgraded the rating on our senior secured debt, to “B-” from “CCC”.  In S&P’s view, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation.  Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation.  A “negative” designation means that a rating may be lowered.  S&P has a total of 22 separate categories rating senior debt, ranging from “AAA (Extremely Strong)” to “D (Payment Default).” There are fifteen ratings above our “B-” rating and six ratings that are below our rating.  Moody’s has assigned a “Caa1” rating on our senior secured debt with a positive outlook.  In Moody’s view, an obligation rated “Caa1” is in poor standing and there may be present elements of danger with respect to principal or interest.  Moody’s has a total of 21 separate categories in which to rate senior debt, ranging from “Aaa (Exceptional)” to “C (Lowest Rated).” There are 16 ratings above our “Caa1” rating and four ratings that are below our rating.  If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as economic conditions in the credit markets generally, could severely restrict our access to and the cost of such capital.

We are a holding company and our liquidity and ability to meet our obligations may be constrained by the ability of our insurance subsidiaries to distribute cash to us.

We and CDOC, a wholly owned subsidiary of ours and a guarantor under our Senior Credit Agreement, are holding companies with no business operations of our own.  We and CDOC depend on our operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes.  We and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from our non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  A deterioration in the financial condition, earnings or cash flow of our significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to us and/or CDOC, which would limit our ability to meet our debt service requirements and satisfy other financial obligations.  In addition, we may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus for covenant compliance or regulatory purposes or to provide the capital necessary for growth, in which case it is less likely that our insurance subsidiaries would pay dividends to us.  Accordingly, this could limit our ability to meet debt service requirements and satisfy other holding company financial obligations.

We receive dividends and other payments from CDOC and from certain non-insurance subsidiaries.  CDOC receives dividends and surplus debenture interest payments from our insurance subsidiaries and payments from certain of our non-insurance subsidiaries.  Payments from our non-insurance subsidiaries to us or CDOC, and payments from CDOC to us, do not require approval by any regulatory authority or other third party.  However, the payment of dividends or surplus debenture interest by our insurance subsidiaries to CDOC is subject to state insurance department regulations and may be prohibited by insurance regulators if they determine that such dividends or other payments could be adverse to our policyholders or contract holders.  Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):

•	statutory net gain from operations or statutory net income for the prior year, or

•	10% of statutory capital and surplus as of the end of the preceding year.

This type of dividend is referred to as “ordinary dividends.” Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  This type of dividend is referred to as “extraordinary dividends.” During 2009, our insurance subsidiaries paid extraordinary dividends of $35.0 million to CDOC.  Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2009.  Accordingly, any dividend payments from the insurance subsidiaries to the holding company will require the prior approval of the director or commissioner of the applicable state insurance department.

During 2010, we are expecting our insurance subsidiaries to pay approximately $105 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $49 million in 2010, which will not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but will require prior written notice to the Texas state insurance department).

Furthermore, RBC requirements and other capital requirements can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends to CDOC.  For example, certain states have established minimum capital requirements for insurance companies licensed to do business in their state.  These additional requirements generally have not had a significant impact on our insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth.  Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends.  The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries, as well as RBC and statutory capital compliance requirements under our Senior Credit Agreement.

In addition, our insurance subsidiary Washington National may not distribute funds to any affiliate or shareholder, without prior notice to the Florida Office of Insurance Regulation, in accordance with an order from the Florida Office of Insurance Regulation.

The following table sets forth the aggregate amount of dividends and other distributions that our insurance subsidiaries paid to us in each of the last three fiscal years:

	Years ended December 31,
	2009	2008	2007
	(dollars in millions)

Dividends	$35.0	$20.0	$50.0
Surplus debenture interest	59.3	56.4	69.9
Fees for services provided pursuant to service agreements	77.8	83.2	92.9
Tax sharing payments	3.4	1.1	1.9
Total paid	$175.5	$160.7	$214.7

There are risks to our business associated with the current economic environment.

Over the past two years, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession.  Following several years of rapid credit expansion, a contraction in mortgage lending coupled with substantial declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to many sectors of the related credit markets, and to related credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail.  These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and the potential of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets.  Adverse market conditions can affect the liquidity and value of our investments.  The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•
The value of our investment portfolio has been materially affected in recent periods by changes in market conditions which have resulted in, and may continue to result in, substantial realized and/or unrealized losses.  For example, in 2008 the value of our investments decreased by $2.5 billion due to net unrealized losses on investments.  A widening of credit spreads, such as the market has experienced in 2008, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses.  The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value.  Further, certain types of securities in our investment portfolio, such as structured securities supported by residential and commercial mortgages, have been disproportionately affected.  Although the value of our investments increased on an aggregate basis in 2009, there can be no assurance that higher realized and/or unrealized losses will not occur in the future.  Future adverse capital market conditions could result in additional realized and/or unrealized losses.

•
Changes in interest rates also affect our investment portfolio.  In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns.  This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses.  Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in-force.  We would obtain lower returns on investments made with these cash flows.  In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments.  As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

•
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

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition, our liquidity and our ability to continue to comply with the financial covenants under our Senior Credit Agreement.

The value of our investment portfolio is subject to numerous factors, which may be difficult to predict, and are often beyond our control.  These factors include, but are not limited to, the following:

•
changes in interest rates and credit spreads can reduce the value of our investments as further discussed in the risk factor below entitled “— Changing interest rates may adversely affect our results of operations;”

•	changes in patterns of relative liquidity in the capital markets for various asset classes;

•
changes in the ability of issuers to make timely repayments can reduce the value of our investments.  This risk is significantly greater with respect to below-investment grade securities, which comprised 8% of our actively managed fixed maturity investments as of December 31, 2009; and

•
changes in the estimated timing of receipt of cash flows.  For example, our structured security investments, which comprised 17% of our actively managed fixed maturity investments at December 31, 2009, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans.  When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows (excluding any such amounts included in discontinued operations): $195.4 million in 2009 ($385.0 million of which was recognized through net income and $189.6 million of which was recognized through accumulated other comprehensive loss); $162.3 million in 2008; and $105.5 million in 2007 (including $73.7 million of writedowns of investments which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to our consolidated financial statements entitled “Summary of Significant Accounting Policies”).  Our investment portfolio is subject to the risks of further declines in realizable value.  However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

In the event of substantial product surrenders or policy claims, we may choose to maintain highly liquid, and potentially lower-yielding, assets or to sell assets at a loss, thereby eroding the performance of our portfolio.

Because a substantial portion of our operating results are derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations.  In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance.  Investment losses may also reduce the capital of our insurance subsidiaries, which may cause us to make additional capital contributions to those subsidiaries or may limit the ability of the insurance subsidiaries to make dividend payments to the holding company.  In addition, future investment losses could cause us to be in violation of the financial covenants under our Senior Credit Agreement.

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

The determination of realized investment losses recorded as impairments varies by investment type and is based upon our ongoing evaluation and assessment of known risks.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in realized investment gains and losses from impairments in operating results as such evaluations are revised.  Our assessment of whether unrealized losses are other-than-temporary impairments requires significant judgment and future events may occur, or additional information may become available, which may necessitate future impairments of securities in our portfolio.  Historical trends may not be indicative of future other-than-temporary impairments.  For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made.  The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.

The determination of our fixed maturity securities results in unrealized net investment gains and losses and is highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities.  As of December 31, 2009, our total unrealized net investment losses before adjustments for insurance intangibles and deferred income taxes were $473.4 million.

Litigation and regulatory investigations are inherent in our business, may harm our financial strength and reputation and negatively impact our financial results.

Insurance companies historically have been subject to substantial litigation.  In addition to the traditional policy claims associated with their businesses, insurance companies face policyholder suits and class action suits.  We also face significant risks related to regulatory investigations and actions.  The litigation and regulatory investigations we are, have been, or may become subject to include matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers.  Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses.  We intend to make changes to certain non-guaranteed elements in the future.  In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future.  Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain non-guaranteed elements), if any, arising from any such action cannot presently be determined.  Our pending legal and regulatory actions include matters that are specific to us, as well as matters faced by other insurance companies.  State insurance departments focus on sales and claims payment practices and product issues in their market conduct examinations.  Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance companies.

We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities.  The ultimate outcome of these lawsuits and investigations cannot be predicted with certainty.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows.  We could also suffer significant reputational harm as a result of such litigation, regulatory action or investigation which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty.  This is particularly applicable to our long-term care insurance products, for which we (as well as other companies selling these products) have relatively limited historical claims experience.  Long-term care products tend to have fewer claims than other health products such as Medicare supplement, but when claims are incurred, they tend to be much higher in dollar amount and longer in duration.  Also, long-term care claims are incurred much later in the life of the policy than most other supplemental health products.  As a result of these traits, it is difficult to appropriately price this product.  For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability.  If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than anticipated when the products were priced.  Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits.  Mortality continues to improve for the general population, and life expectancy has increased.  Improvements in actual mortality trends relative to assumptions may adversely affect our profitability.

Our Bankers Life segment has offered long-term care insurance since 1985.  Recently, the claims experience on our Bankers Life long-term care blocks has generally been higher than our pricing expectations and, the persistency of these policies has been higher than our pricing expectations which may result in higher benefit ratios in the future.

After the Transfer, we continue to hold long-term care business acquired through previous acquisitions in our Conseco Insurance Group segment.  The premiums collected from this block totaled $31.4 million in 2009.  The experience on this acquired block has generally been worse than the acquired companies’ original pricing expectations.  We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks.  Even with these rate increases, this block experienced benefit ratios of 186.7% in 2009, 169.6% in 2008, and 192.4% in 2007.  If future claims experience continues to be worse than anticipated as our long-term care blocks continue to age, our financial results could be adversely affected.  In addition, rate increases may cause existing policyholders to allow their policies to lapse.

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

We review the adequacy of our premium rates regularly and file proposed rate increases on our health insurance products when we believe existing premium rates are too low.  It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests.  If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected.  Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy.  Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time.  Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we would be required to recognize a loss and establish a premium deficiency reserve.  During 2009, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves.  Total asset adequacy or premium deficiency reserves for Washington National, Conseco Life and Bankers Conseco Life were $79.1 million, $257.1 million and $21.2 million, respectively, at December 31, 2009.  Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.  The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including our ability to change non-guaranteed elements related to certain products consistent with contract provisions.

If, however, we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse.  This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders who get coverage elsewhere allow their policies to lapse, while policies of less healthy policyholders continue in-force.  This would reduce our premium income and profitability in future periods.

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

The benefit ratio for our long-term care products included in the Conseco Insurance Group segment has increased in recent periods and was 186.7% in 2009 and 169.6% in 2008.  We will have to continue to raise rates or take other actions with respect to some of these policies or our financial results will be adversely affected.

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

We did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for some of our insurance products.  We previously identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of certain in-force policies in our Bankers Life segment, Conseco Insurance Group segment, and the long-term care business reflected in discontinued operations.  Remediation efforts to enhance controls over the actuarial reporting process have been continuing over the last several years under the direction of the chief financial officer, and a number, but not all, of the weaknesses have been addressed.  Material control deficiencies in the actuarial reporting process related to the design and operating effectiveness of controls over completeness and accuracy of inforce policies in all insurance blocks other than certain specified disease policies were remediated, and the new controls were determined to be effective at December 31, 2009.  However, a material weakness relating to the actuarial reporting process over certain specified disease policies in our Conseco Insurance Group segment continued to exist as of December 31, 2009, and our remediation efforts are continuing.

These control deficiencies resulted in adjustments to insurance policy benefits and the liabilities for insurance products in the consolidated financial statements for the years ended December 31, 2007, December 31, 2008 and December 31, 2009.  If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.  In addition, we face the risk that, notwithstanding our efforts to date to identify and remedy all material errors in those financial statements, we may discover other errors in the future and that the cost of identifying and remedying the errors and remediating our material weakness in internal controls will be high and have a material adverse effect on our financial condition and results of operations.

Our ability to use our existing NOLs may be limited by this or other transactions, and any impairment of existing NOLs would likely breach the debt to total capitalization covenant of our Senior Credit Agreement.

As of December 31, 2009, we had approximately $4.7 billion of federal tax NOLs and $1.1 billion of capital loss carry-forwards, resulting in a deferred tax asset of approximately $2.0 billion, expiring in years 2010 through 2029.  Section 382 of the Code imposes limitations on a corporation’s ability to use its NOLs when it undergoes a 50% “ownership change” over a three year period.  Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2009, our analysis indicated that we were below the 50% ownership change threshold that would limit our ability to utilize our NOLs.  However, taking into account the common stock issuance to Paulson and our public offering of common stock in 2009, we are close to the 50% ownership change level.  As a result, any future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.5% Debentures or 7.0% Debentures (including conversion pursuant to a make whole adjustment event), or exercise of the warrants sold to Paulson, as discussed above), or acquisitions or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock (“5% Shareholders”) for their own account.  In January 2009, our board of directors adopted a Section 382 Rights Agreement, which is designed to protect shareholder value by preserving the value of our NOLs.  See the note to the consolidated financial statements entitled “Income Taxes”.  The rights agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of our board, to become a 5% Shareholder and for any of the 5% Shareholders as of the date of the rights agreement to increase their ownership stake by more than 1% of the shares of our common stock then outstanding — and thus limits the uncertainty with regard to the potential for future ownership changes.  However, despite the strong economic disincentives of the Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the rights agreement, and thus adversely affect our ownership shift calculations.

Additionally, based on the advice of our tax advisor, we have taken the position that, upon issuance, the 7.0% Debentures are not treated as stock for purposes of Section 382 and do not trigger an ownership change.  However, the IRS may not agree with our position.  If the IRS were to succeed in challenging this position, the issuance of the 7.0% Debentures would push us above the 50% ownership change level described above and trigger an ownership change under Section 382.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by NOLs arising prior to such ownership change.  That limitation would apply to all of our current NOLs.  The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.16 percent at December 31, 2009), and the annual restriction would eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant of our Senior Credit Agreement.

The value of our deferred tax assets may be impaired to the extent our future profits are less than we have projected and such impairment may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2009, we had deferred tax assets of $1.1 billion.  In 2009, we increased the deferred tax valuation allowance by $27.8 million, of which $23 million related to our reassessment of the recovery of our deferred tax assets following the completion of reinsurance transactions in 2009; and $4.8 million was associated with capital loss carry-

forwards recognized in 2009.

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs.  We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire.  Additionally, the value of our deferred tax assets would be significantly impaired if we were to undergo a 50% “ownership change” for purposes of Section 382 of the Code, as discussed in the risk factor immediately above.  Our assessment of the realizability of our deferred income tax assets requires significant judgment.  However, recovery is dependent on achieving such projections and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders’ equity.

Concentration of our investment portfolios in any particular sector of the economy or type of asset may have an adverse effect on our financial position or results of operations.

The concentration of our investment portfolios in any particular industry, group of related industries, asset classes (such as residential mortgage-backed securities and other asset-backed securities), or geographic area could have an adverse effect on its value and performance and, consequently, on our results of operations and financial position.  While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic area may have an adverse effect on the investment portfolios to the extent that the portfolios are concentrated.

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

Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate.  Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies.  Such agencies have broad administrative powers including the power to:

•	grant and revoke business licenses;

•	regulate and supervise sales practices and market conduct;

•	establish guaranty associations;

•	license agents;

•	approve policy forms;

•	approve premium rates for some lines of business such as long-term care and Medicare supplement;

•	establish reserve requirements;

•	prescribe the form and content of required financial statements and reports;

•	determine the reasonableness and adequacy of statutory capital and surplus;

•	perform financial, market conduct and other examinations;

•	define acceptable accounting principles; and

•	regulate the types and amounts of permitted investments.

The regulations issued by state insurance agencies can be complex and subject to differing interpretations.  If a state insurance regulatory agency determines that one of our insurance company subsidiaries is not in compliance with applicable regulations, the subsidiary is subject to various potential administrative remedies including, without limitation, monetary penalties, restrictions on the subsidiary’s ability to do business in that state and a return of a portion of policyholder premiums.  In addition, regulatory action or investigations could cause us to suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Our insurance subsidiaries are also subject to RBC requirements.  These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors.  The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action.  Generally, if an insurer’s RBC falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency.  The 2009 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities which results in reduced net income and shareholders’ equity.

Liabilities for insurance products are calculated using management’s best judgments, based on our past experience and standard actuarial tables of mortality, morbidity, lapse rates, investment experience and expense levels.  For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, incurred but not reported claims, and a reserve for the present value of amounts on incurred claims not yet due.  We establish reserves based on assumptions and estimates of factors either established at the fresh-start date for business in-force then or considered when we set premium rates for business written after that date.

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years’ statistics.  It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Conseco Insurance Group segments.  The benefit ratios for our long-term care products in our Bankers Life segment were 105.2%, 107.6% and 102.0% in 2009, 2008 and 2007, respectively.  The benefit ratios for our long-term care products in our Conseco Insurance Group segment were 186.7%, 169.6% and 192.4% in 2009, 2008 and 2007, respectively.  Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves.  If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

We may be required to accelerate the amortization of the cost of policies produced or the value of policies in-force at the Effective Date.

Cost of policies produced represent the costs that vary with, and are primarily related to, producing new insurance business.  The value of policies in-force at the Effective Date represents the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the effective date of our predecessor company’s plan of reorganization.  The balances of these accounts are amortized over the expected lives of the underlying insurance contracts.  On an ongoing basis, we test these accounts recorded on our balance sheet to determine if these amounts are recoverable under current assumptions.  In addition, we regularly review the estimates and assumptions underlying these accounts for those products for which we amortize the cost of policies produced or the value of insurance in-force at the Effective Date in proportion to gross profits or gross margins.  If facts and circumstances change, these tests and reviews could lead to reduction in the balance of those accounts that could have an adverse effect on the results of our operations and our financial condition.

Our operating results will suffer if policyholder surrender levels differ significantly from our assumptions.

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels.  At December 31, 2009, approximately 20 percent of our total insurance liabilities, or approximately $5.0 billion, could be surrendered by the policyholder without penalty.  The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued.  Surrender charges are eliminated after the penalty period.  Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss.  Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income.  We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy’s value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates.  While we monitor the interest rate environment and, in some cases, employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates.  Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements.  First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits.  Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals.  As of December 31, 2009, approximately 41 percent of our insurance liabilities were subject to interest rates that may be reset annually; 41 percent had a fixed explicit interest rate for the duration of the contract; 13 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates.  Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders.  Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies.  Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general and specifically on the performance of our structured securities portfolio, including collateralized mortgage obligations, as a result of changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose.  We may not be successful in implementing these strategies and achieving adequate investment spreads.

We use computer models to simulate our cash flows expected from existing business under various interest rate scenarios.  With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities.  When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities.  At December 31, 2009, the duration of our fixed maturity investments (as modified to reflect prepayments and potential calls) was approximately 9.0 years, and the duration of our insurance liabilities was approximately 8.1 years.  We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $455 million if interest rates were to increase by 10% from rates as of December 31, 2009.  This compares to a decline in fair value of $185 million based on amounts and rates at December 31, 2008.  The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change.  Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

Our Conseco Insurance Group segment has experienced decreases in premium revenues and new annualized premiums in recent years as well as expense levels that exceed product pricing expense assumptions.  We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of in-force business.  Many of our initiatives address issues resulting from the substantial number of acquisitions of our predecessor company.  Between 1982 and 1997, our predecessor company completed 19 transactions involving the acquisitions of 44 separate insurance companies.  Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business.  These initiatives may result in unforeseen expenses, complications or delays, and may be inadequate to address all issues.  Some of these initiatives have only recently begun to be executed, and may not ultimately be successfully completed.  While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

Conversions to new systems can result in valuation differences between the prior system and the new system.  We have recognized such differences in the past.  Our planned conversions could result in future valuation adjustments, and these adjustments may have a material adverse effect on future earnings.

Our financial position may be negatively impacted if we are unable to achieve our goals.

We have identified a number of goals, including maintaining strong growth at Bankers Life, improving earnings stability and reducing volatility and reducing our enterprise exposure to long-term care business.  The most consistent components of our operations in recent years have been Bankers Life and Colonial Penn, and the continued growth and profitability of those businesses is critical to our overall results.  The failure to achieve these and our other goals could have a material adverse effect on our results of operations, financial condition and the price of our common stock.

A failure to improve the financial strength ratings of our insurance subsidiaries or a decline from the current ratings could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations.  Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer’s products.  This is especially true for annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody’s are “B (Fair),” “BB-” and “Ba2,” respectively.  A.M. Best has 16 possible ratings.  There are six ratings above our “B” rating and nine ratings that are below our rating.  S&P has 21 possible ratings.  There are twelve ratings above our “BB -”  rating and eight ratings that are below our rating.  Moody’s has 21 possible ratings.  There are 11 ratings above our “Ba2” rating and nine ratings that are below our rating.  Most of our competitors have higher financial strength ratings and, to be competitive over the long term, we believe it is critical to achieve improved ratings.

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

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share.  Even in some of the lines in which we are one of the top five writers, our market share is relatively small.  For example, while our Bankers Life segment ranked fourth in annualized premiums of individual long-term care insurance in 2008 with a market share of approximately 4.6%, the top three writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 57% during the period.  In addition, while our Bankers Life segment was ranked fourth in direct premiums earned for individual Medicare supplement insurance in 2008 with a market share of 3.7%, the top writer of individual Medicare supplement insurance had direct premiums with a market share of 16.1% during the period.

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

We must attract and retain sales representatives to sell our insurance and annuity products.  Strong competition exists among insurance and financial services companies for sales representatives.  We compete for sales representatives primarily on the basis of our financial position, financial strength ratings, support services, compensation, products and product features.  Our competitiveness for such agents also depends upon the relationships we develop with these agents.  Our predecessor company’s bankruptcy continues to be an adverse factor in developing relationships with certain agents.  If we are unable to attract and retain sufficient numbers of sales representatives to sell our products, our ability to compete and our revenues and profitability would suffer.

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

During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation.  Recent federal and state legislation and pending legislative proposals concerning healthcare reform contain features that could severely limit, or eliminate, our ability to vary pricing terms or apply medical underwriting standards to individuals, thereby potentially increasing our benefit ratios and adversely impacting our financial results.  In particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks in-force.  For example, the Medicare Advantage program provides incentives for health plans to offer managed care plans to seniors.  The growth of managed care plans under this program could decrease sales of the traditional Medicare supplement products we sell.  Some current proposals contain government provided long-term care insurance which could affect the sales of our long-term care products.

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

We sell deferred annuities and some forms of life insurance that are attractive, in part, because policyholders generally are not subject to U.S. federal income tax on increases in policy values until some form of distribution is made.  Congress has enacted legislation to lower marginal tax rates, to reduce the U.S. federal estate tax gradually over a ten-year period (with total elimination of the U.S. federal estate tax in 2010) and to increase contributions that may be made to individual retirement accounts and 401(k) accounts.  While these tax law changes are scheduled to expire at the beginning of 2011 absent future congressional action, they could in the interim diminish the appeal of our annuity and life insurance products because the benefit of tax deferral is lessened when tax rates are lower and because fewer people may purchase these products when they can contribute more to individual retirement accounts and 401(k) accounts.  Additionally, Congress has considered, from time to time, other possible changes to U.S. tax laws, including elimination of the tax deferral on the accretion of value within certain annuities and life insurance products.  Such a change would make these products less attractive to prospective purchasers and therefore would likely cause our sales of these products to decline.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements.  Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums.  The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly.  As of December 31, 2009, our reinsurance receivables totaled $3.6 billion.  Our ceded life insurance in-force totaled $16.5 billion.  Our ten largest reinsurers accounted for 91% of our ceded life insurance in-force.  We face credit risk with respect to reinsurance.  When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations.  Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders’ equity.

Our insurance subsidiaries may be required to pay assessments to fund other companies’ policyholder losses or liabilities and this may negatively impact our financial results.

The solvency or guaranty laws of most states in which an insurance company does business may require that company to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insurance companies that become insolvent.  Insolvencies of insurance companies increase the possibility that these assessments may be required.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.  We cannot estimate the likelihood and amount of future assessments.  Although past assessments have not been material, if there were a number of large insolvencies, future assessments could be material and could have a material adverse effect on our operating results and financial position.

ITEM 1B.                         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.               PROPERTIES.

Our headquarters and the administrative operations of our Conseco Insurance Group segment and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north ofIndianapolis.  We currently occupy five buildings on the campus with approximately 526,000 square feet of space.

Our Bankers Life segment is primarily administered from a facility in downtown Chicago, Illinois.  Bankers Life has approximately 222,000 square feet leased under an agreement which expires in 2018.  In addition, Bankers Life leases approximately 114,000 square feet of space in its former location, the Merchandise Mart.  Approximately 75 percent of that space is subleased through November 2013, the early termination date of the lease.  We also lease 238 sales offices in various states totaling approximately 718,000 square feet.  These leases generally are short-term in length, with remaining lease terms expiring between 2010 and 2017.

Our Colonial Penn segment is administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet.  We occupy approximately 60 percent of this space, with unused space leased to tenants.

Management believes that this office space is adequate for our needs.

ITEM 3.               LEGAL PROCEEDINGS.

Information required for Item 3 is incorporated by reference to the discussion under the heading “Legal Proceedings” in note 9 “Commitments and Contingencies” to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant

Officer		Positions with Conseco, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)

C. James Prieur, 58	2006
Since September 2006, chief executive officer.  From April 1999 until September 2006, president and chief operating officer of Sun Life Financial, Inc. and chief operating officer of its principal subsidiary, Sun Life Assurance Company.

Edward J. Bonach, 56	2007	Since May 2007, executive vice president and chief financial officer. From 2002 until 2007, Mr. Bonach served as chief financial officer of National Life Group.

Russell M. Bostick, 53	2005
Since August 2008, executive vice president of technology and operations.  From 2005 until August 2008, executive vice president and chief information officer.  From 1998 until 2005, chief technology officer of Chase Insurance and its predecessors.

Eric R. Johnson, 49	1997
Since September 2003, chief investment officer of Conseco and president and chief executive officer of 40|86 Advisors, Conseco’s wholly-owned registered investment advisor.  Mr. Johnson has held various investment management positions since joining Conseco in 1997.

John R. Kline, 52	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with Conseco since 1990.

Susan L. Menzel, 44	2005
Since May 2005, executive vice president, human resources.  From 2004 to May 2005, senior vice president, human resources of APAC Customer Services.  From 1997 to 2004, vice president, human resources of Sears Roebuck.

Christopher J. Nickele, 53	2005	Since October 2005, executive vice president, product management. From 2002 until September 2005, vice president – product development of Lincoln National Corporation.

Scott R. Perry, 47	2001	Since 2006, president of Bankers Life. Employed in various capacities for Bankers Life since 2001.

Steven M. Stecher, 49	2004
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

Matthew J. Zimpfer, 42	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining Conseco in 1998.
____________________
(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.
(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2008.  There have been no dividends paid or declared on our common stock during this period.

Period	Market price
	High	Low

2008:
First Quarter	$12.64	$8.71
Second Quarter	12.34	9.62
Third Quarter	10.16	3.06
Fourth Quarter	5.21	1.31

2009:
First Quarter	$5.10	$.26
Second Quarter	3.90	.82
Third Quarter	6.31	1.79
Fourth Quarter	7.03	4.41

As of February 19, 2010, there were approximately 40,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

PERFORMANCE GRAPH

The Performance Graph below compares Conseco’s cumulative total shareholder return on its common stock for the period from December 31, 2004 through December 31, 2009 with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the Dow Jones Life Insurance Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2004 in each of Conseco common stock, the stocks included in the S&P 500 Index and the stocks included in the Dow Jones Life Insurance Index and that all dividends were reinvested.  The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of Conseco’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CONSECO, S&P 500 INDEX AND DOW JONES LIFE INSURANCE INDEX

Cumulative Total Returns	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
DJ Life Insurance Index	$100	$122	$138	$147	$72	$86
S&P 500 Index	$100	$105	$121	$128	$81	$102
Conseco, Inc.	$100	$116	$100	$63	$26	$25

DIVIDENDS

The Company does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future, and is currently limited in doing so pursuant to our debt agreements.  Please refer to “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Liquidity of the Holding Companies” for further discussion of these restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)

October 1 through October 31	-	-	-	$262.8

November 1 through November 30	-	-	-	262.8

December 1 through December 31	-	-	-	262.8

Total	-	-	-	262.8
____________
(a)
On December 21, 2006, the Company announced a common share repurchase program of up to $150 million.  On May 8, 2007, the Company announced that the maximum amount that was authorized under the common share repurchase program had been increased to $350 million.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2009, relating to our common stock that may be issued under the Conseco, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	8,559,700	$11.65	12,565,204

Equity compensation plans not approved by security holders	-	-	-

Total	8,559,700	$11.65	12,565,204

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2009	2008(a)	2007(a)	2006(a)	2005(a)

(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA (b)
Insurance policy income	$3,093.6	$3,253.6	$2,895.7	$2,696.4	$2,620.9
Net investment income	1,292.7	1,178.8	1,369.8	1,350.8	1,222.8
Net realized investment gains (losses)	(60.5)	(262.4)	(158.0)	(46.6)	(3.3)
Total revenues	4,341.4	4,189.7	4,131.3	4,019.8	3,865.1
Interest expense	117.9	106.5	125.3	81.0	61.0
Total benefits and expenses	4,167.8	4,186.0	4,149.3	3,860.6	3,462.1
Income (loss) before income taxes and discontinued operations	173.6	3.7	(18.0)	159.2	403.0
Income tax expense	87.9	413.3	61.1	58.3	143.1
Income (loss) before discontinued operations	85.7	(409.6)	(79.1)	100.9	259.9
Discontinued operations, net of income taxes	-	(722.7)	(105.9)	.3	51.1
Net income (loss)	85.7	(1,132.3)	(185.0)	101.2	311.0
Preferred stock dividends	-	-	14.1	38.0	38.0
Net income (loss) applicable to common stock	85.7	(1,132.3)	(199.1)	63.2	273.0

PER SHARE DATA (b)
Income (loss) before discontinued operations, basic	$.45	$(2.22)	$(.54)	$.42	$1.47
Income (loss) before discontinued operations, diluted	.45	(2.22)	(.54)	.41	1.40
Net income, basic	.45	(6.13)	(1.15)	.42	1.81
Net income, diluted	.45	(6.13)	(1.15)	.41	1.68
Book value per common share outstanding	14.09	8.82	23.03	26.64	25.45
Weighted average shares outstanding for basic earnings	188.4	184.7	173.4	151.7	151.2
Weighted average shares outstanding for diluted earnings	193.3	184.7	173.4	152.5	185.0
Shares outstanding at period-end	250.8	184.8	184.7	152.2	151.5

BALANCE SHEET DATA - AT PERIOD END (b)
Total investments	$21,530.2	$18,647.5	$21,324.5	$23,768.8	$23,424.6
Total assets	30,343.8	28,763.3	33,961.5	33,580.2	32,871.0
Corporate notes payable	1,037.4	1,311.5	1,167.6	966.4	809.4
Total liabilities	26,811.4	27,133.3	29,709.2	28,858.6	28,347.4
Shareholders’ equity	3,532.4	1,630.0	4,252.3	4,721.6	4,523.6

STATUTORY DATA – AT PERIOD END (c)
Statutory capital and surplus	$1,410.7	$1,311.5	$1,336.2	$1,554.5	$1,603.8
Asset valuation reserve (“AVR”)	28.2	55.0	161.3	179.1	142.7
Total statutory capital and surplus and AVR	1,438.9	1,366.5	1,497.5	1,733.6	1,746.5
____________________
(a)
Selected amounts have been restated to reflect the retrospective application of the adoption of authoritative guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance has been applied retrospectively to the years ended December 31, 2008, 2007, 2006 and 2005.

(b)
As a result of the Transfer, as further discussed in the note to the consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, a substantial portion of our long-term care business is presented as discontinued operations in our consolidated financial statements and prior periods have been restated to conform with the current year presentation.

(c)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP, and include amounts related to our discontinued operations in 2007, 2006 and 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of Conseco at December 31, 2009, and the consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco’s products and trends in Conseco’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” in Item 1A provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

•
general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•	our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

•	our ability to obtain adequate and timely rate increases on our supplemental health products, including our long-term care business;

•	the receipt of any required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

•
 mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

•	changes in our assumptions related to the cost of policies produced or the value of policies in force at the effective date;

•	the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on its value;

•
 our assumption that the positions we take on our tax return filings, including our position that our 7.0% Debentures will not be treated as stock for purposes of Section 382 of the Code and will not trigger an ownership change, will not be successfully challenged by the IRS;

•	changes in accounting principles and the interpretation thereof;

•
our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems,

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

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.  Our segments are described below:

•
Bankers Life, which consists of the business of Bankers Life and Casualty Company, markets and distributes health and life insurance products and annuities to the middle-income senior market through a dedicated field force of over 5,600 career agents and sales managers supported by a network of over 150 community-based branch offices.  Products include Medicare supplement insurance, life insurance, fixed annuities and long-term care insurance.  Bankers Life also markets and distributes Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry and Medicare Advantage plans primarily through a distribution arrangement with Humana.

•
Colonial Penn, which consists of the business of Colonial Penn, markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  Colonial Penn markets its products under its own brand name.

•
Conseco Insurance Group, which markets and distributes specified disease insurance, accident, disability, life insurance and annuities to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Conseco Insurance Group are underwritten by Conseco Insurance Company, Conseco Health and Washington National.  This segment also includes blocks of long-term care and other insurance business, in these companies and in Conseco Life, which we no longer market.

The following summarizes our earnings for the three years ending December 31, 2009 (dollars in millions, except per share data):

	2009	2008	2007
Earnings before net realized investment gains (losses), discontinued operations, corporate interest, gain (loss) on extinguishment or modification of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):

Bankers Life	$278.0	$171.5	$241.8
Colonial Penn	29.4	25.2	18.1
Conseco Insurance Group	67.3	121.3	(26.3)
Corporate Operations, excluding corporate interest expense	(37.7)	(26.7)	(49.0)
EBIT	337.0	291.3	184.6
Corporate interest expense	(84.7)	(67.9)	(80.3)
Income before gain (loss) on extinguishment or modification of debt, net realized investment losses, taxes and discontinued operations	252.3	223.4	104.3
Tax expense on operating income	87.7	86.4	35.9
Income before gain (loss) on extinguishment or modification of debt, net realized investment losses, valuation allowance for deferred tax assets and discontinued operations	164.6	137.0	68.4
Preferred stock dividends	-	-	(14.1)

Net operating income	164.6	137.0	54.3

Gain (loss) on extinguishment or modification of debt, net of income taxes	(14.4)	13.8	-
Net realized investment losses (excluding the increase in unrealized losses on those investments transferred to an independent trust and net of related amortization and taxes and the establishment of a valuation allowance for deferred tax assets related to such losses)	(41.5)	(217.4)	(79.5)
Net income (loss) before valuation allowance for deferred tax assets and discontinued operations	108.7	(66.6)	(25.2)
Valuation allowance for deferred tax assets (excluding the establishment of a valuation allowance for realized investment losses and discontinued operations)	(23.0)	(343.0)	(68.0)
Discontinued operations	-	(722.7)	(105.9)
Net income (loss) applicable to common stock	$85.7	$(1,132.3)	$(199.1)
Per diluted share:
Net operating income	$.86	$.74	$.31
Gain (loss) on extinguishment or modification of debt, net of income taxes	(.08)	.08	-
Net realized investment losses, net of related amortization and taxes	(.21)	(1.18)	(.46)
Valuation allowance for deferred tax assets	(.12)	(1.86)	(.39)
Discontinued operations	-	(3.91)	(.61)
Net income (loss)	$.45	$(6.13)	$(1.15)
____________
(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) gain (loss) on extinguishment or modification of debt; (iii) net realized investment gains (losses) that are unrelated to the Company’s underlying fundamentals; and (iv) discontinued operations and increases to our valuation allowance for deferred tax assets, which are unrelated to our continuing operations.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

Our major goals for 2010 include:

•	Continuing to improve the focus and profitability mix of sales at Conseco Insurance Group.

•	Maintaining strong growth at Bankers Life.

•	Improving earnings stability and reducing volatility.

•
Determining that improved controls implemented in 2009 have operated for a period of time sufficient to demonstrate their effectiveness and thereby remediating our material weakness in internal controls.

•	Continuing to actively manage our enterprise exposure to long-term care business.

•	Improving profitability of existing lines of business or disposing of underperforming blocks of business.

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

We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  We continually evaluate the information used to make these estimates as our business and the economic environment change.  The use of estimates is pervasive throughout our financial statements.  The accounting policies and estimates we consider most critical are summarized below.  Additional information on our accounting policies is included in the note to our consolidated financial statements entitled “Summary of Significant Accounting Policies”.

Investments

At December 31, 2009, the carrying value of our investment portfolio was $21.5 billion.

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

We regularly evaluate our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific circumstances and developments.  When we conclude that a decline in a security’s net realizable value is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.  During the year ended December 31, 2009, writedowns of investments included $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Our evaluation of investments for impairment requires significant judgments, including: (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other than temporary.

Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include: (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event-driven, credit-driven or a result of changes in market risk premium or interest rates; (iv) the near-term prospects for improvement in the issuer and/or its industry; (v) our view of the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery; and (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which our investment may be affected by changes in such values.  At December 31, 2009, our net accumulated other comprehensive income (loss) included gross unrealized losses on fixed maturity securities of $.9 billion, which we consider to be temporary declines in estimated fair value.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivates related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

Below-investment grade securities generally have different characteristics than investment grade corporate debt securities.  Based on historical performance, likelihood of default by the borrower is significantly greater for below-investment grade securities and in many cases, severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade securities may be more financially leveraged hence, all other things being equal, more sensitive to adverse economic conditions, such as recession or increasing interest rates.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.  During 2009, we sold $1.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $233.9 million.  We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

We generally seek to balance the duration and cash flows of our invested assets with the estimated duration and cash flows of benefit payments arising from contract liabilities.  These efforts may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses).  When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities.  In certain circumstances, a mismatch of the durations or related cash flows of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position.  See “— Quantitative and Qualitative Disclosures About Market Risks” for additional discussion of the duration of our invested assets and insurance liabilities.

For more information on our investment portfolio and our critical accounting policies related to investments, see the note to our consolidated financial statements entitled “Investments”.

Value of Policies Inforce at the Effective Date and Cost of Policies Produced

In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of our Predecessor’s cost of policies purchased and cost of policies produced as of the Effective Date and replaced them with the value of policies inforce at the Effective Date.

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the value of policies inforce at the Effective Date.  We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account.  The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the cost of policies produced described below.  We expect to amortize approximately 13 percent of the December 31, 2009 balance of value of policies inforce in 2010, 11 percent in 2011, 10 percent in 2012, 9 percent in 2013 and 7 percent in 2014.

The cost of policies produced are those costs that vary with, and are primarily related to, producing new insurance business in the period after September 10, 2003.  For universal life or investment products, we amortize these costs using the interest rate credited to the underlying policy in relation to the estimated gross profits.  For other products, we amortize these costs using the projected investment earnings rate in relation to future anticipated premium revenue.  The value of policies inforce and the cost of policies produced are collectively referred to as “insurance acquisition costs.”

Insurance acquisition costs are amortized to expense over the lives of the underlying policies in relation to future anticipated premiums or gross profits.  The insurance acquisition costs for policies other than universal life and investment-type products are amortized with interest (using the projected investment earnings rate) over the estimated premium-paying period of the policies, in a manner which recognizes amortization expense in proportion to each year’s premium income.  The insurance acquisition costs for universal life and investment-type products are amortized with interest (using the interest rate credited to the underlying policy) in proportion to estimated gross profits.  The interest, mortality, morbidity and persistency assumptions used to amortize insurance acquisition costs are consistent with those assumptions used to estimate liabilities for insurance products.  For universal life and investment-type products, these assumptions are reviewed on a regular basis.

When actual profits or our current best estimates of future profits are different from previous estimates, we adjust cumulative amortization of insurance acquisition costs to maintain amortization expense as a constant percentage of gross profits over the entire life of the policies.

The blocks of universal life and interest-sensitive products in the Conseco Insurance Group segment have not performed in accordance with prior estimates of future gross profits, resulting in adjustments to amortization expense over the last 3 years.  For a description of these adjustments, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Results of Operations – Conseco Insurance Group – Amortization Related to Operations”.

When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields.  We decreased amortization expense for such changes by $4.0 million, $21.5 million and $35.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.  We also adjust insurance acquisition costs for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders’ equity.  We limit the total adjustment related to unrealized losses to the total of the costs capitalized plus interest (or the total value of policies inforce recognized at the Effective Date plus interest with respect to the value of policies inforce at the Effective Date) related to insurance policies issued in a particular year (or policies inforce at the Effective Date with respect to the value of policies inforce at the Effective Date).  The investment environment during the fourth quarter of 2008 resulted in significant net unrealized losses in our actively managed fixed maturity investment portfolio.  The total adjustment to accumulated other comprehensive income related to the change in the cost of policies produced for the negative amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value would have resulted in the balance of the cost of policies produced exceeding the total of costs capitalized plus interest for annuity blocks of business issued in certain years.  Accordingly, the adjustment made to the cost of policies produced and accumulated other comprehensive income was reduced by $206 million.  The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was an increase of $70.5 million at December 31, 2009.

At December 31, 2009, the balance of insurance acquisition costs was $3.0 billion.  The recoverability of this amount is dependent on the future profitability of the related business.  Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs.  These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance.  These future cash flows are based on our best estimate of future premium income, less benefits and expenses.  The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs.  In the event of a deficiency, such amount would be charged to amortization expense.  The determination of future cash flows involves significant judgment.  Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

Estimated adjustment to
income before
income taxes based on
Change in assumptions	revisions to certain assumptions
(dollars in millions)
Universal life-type products (a):
5% increase to assumed mortality	$(99.4)
5% decrease to assumed mortality	101.2
15% increase to assumed expenses	(22.6)
15% decrease to assumed expenses	23.7
10 basis point decrease to assumed spread	(24.4)
10 basis point increase to assumed spread	24.2
10% increase to assumed lapses	(7.5)
10% decrease to assumed lapses	7.4

Investment-type products:
20% increase to assumed surrenders	(52.5)
20% decrease to assumed surrenders	67.2
15% increase to assumed expenses	(5.8)
15% decrease to assumed expenses	5.8
10 basis point decrease to assumed spread	(26.7)
10 basis point increase to assumed spread	27.2

Other than universal life and investment-type products (b):
5% increase to assumed morbidity	(179.2)
50 basis point decrease to investment earnings rate	(125.7)
____________________
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

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2009	2008	2007
Bankers Life:
Medicare supplement (1)	85.2%	83.7%	83.5%
Long-term care (1) (4)	87.9%	90.4%	91.0%
Equity-indexed annuities (2)	87.6%	88.0%	87.1%
Other annuities (2) (5)	87.0%	84.3%	84.0%
Life (1) (6)	87.4%	87.3%	87.7%

Colonial Penn:
Life (1) (6)	86.4%	86.0%	87.3%

Conseco Insurance Group:
Medicare supplement (1) (3)	78.9%	77.8%	75.6%
Long-term care (1) (6)	92.2%	92.1%	92.7%
Specified disease (1) (6)	89.6%	90.3%	91.9%
Equity-indexed annuities (2) (7)	82.6%	86.5%	91.4%
Other annuities (2) (5)	93.3%	80.6%	89.5%
Life (1) (6)	92.4%	93.4%	93.7%
____________
(1)	Based on number of inforce policies.
(2)	Based on the percentage of the inforce block persisting.
(3)	The persistency rates during 2009 are slightly higher than our expectations for this block.
(4)
Bankers Life has been implementing premium rate increases on certain policies in this block.  Some policyholders have chosen to lapse their policies rather than pay the increased premium rate.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankers Life – Insurance Policy Benefits” for additional information.

(5)
We have noted an increase in persistency rates for other annuity products (consisting primarily of fixed rate annuity policies).  We believe this increase is related to the lack of competing investment products which would offer higher returns for consumers.

(6)	These persistency rates are generally in line with our expectations.
(7)
This block of business has experienced higher than anticipated surrenders during 2009.  The annuities which are experiencing higher surrenders have a MVA feature, which effectively reduced (or in some cases eliminated) the charges paid upon the surrender of these policies as the 10-year treasury rate dropped to historic lows.  The impact of both the historical experience and projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Conseco Insurance Group to approximately break-even.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Conseco Insurance Group – Amortization Related to Operations” for additional information.

Liabilities for Insurance Products – reserves for the future payment of long-term care policy claims

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions.  For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims.  In addition, for our supplemental health insurance business, we establish a reserve for the present value of amounts not yet due on claims.  Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience.  Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  For example, our long-term care policy claims may be paid over a long period of time and, therefore, loss estimates have a higher degree of uncertainty.  We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business of Senior Health and Washington National.  The long-term care business of Senior Health was transferred to an independent trust in 2008 and Conseco no longer has any liability for this business.  Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in 2009 related to our long-term care business (in both our Bankers Life and Conseco Insurance Group segments) would result in a decrease in our earnings of approximately $35 to $70 million. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Accounting for marketing and reinsurance agreements with Coventry

Prescription Drug Benefit

The MMA provided for the introduction of a PDP product.  In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry’s prescription drug plan, Advantra Rx.  We receive a fee based on the premiums collected on plans sold through our distribution channels.  In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor.  The Part D program was effective January 1, 2006.

The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

•
For contracts sold prior to 2009, we recognize distribution and licensing fee income from Coventry based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts.  For contracts sold in 2009 and thereafter, we recognize distribution income based on a fixed fee per PDP contract.  This fee income is recognized over the calendar year term as premiums are collected.

•
We also pay commissions to our agents who sell the plans on behalf of Coventry.  These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

•	We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognize policyholder benefits and ceding commission expense as incurred.

•	We recognize risk-share premium adjustments consistent with Coventry’s risk-share agreement with the Centers for Medicare and Medicaid Services.

The following summarizes the pre-tax income (loss) of the PDP business (dollars in millions):

	2009	2008	2007

Insurance policy income	$78.6	$67.1	$70.8
Fee revenue and other	2.8	2.6	2.4

Total revenues	81.4	69.7	73.2

Insurance policy benefits	66.6	62.3	57.2
Commission expense	7.7	6.0	6.4
Other operating expenses	.6	2.1	1.0

Total expense	74.9	70.4	64.6

Pre-tax income (loss)	$6.5	$(.7)	$8.6

Private-Fee-For-Service

Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry’s PFFS plan, beginning January 1, 2007.  The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs.  Under the agreement, we received a fee based on the number of PFFS plans sold through our distribution channels.  In addition, Conseco had a quota-share reinsurance agreement with Coventry for Conseco enrollees that provided Conseco with a specified percentage of the net premiums and related profits.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  In July 2009, we announced a strategic alliance under which we would offer Humana’s Medicare Advantage plans to our policyholders and consumers through our career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, we will no longer be assuming the underwriting risk related to PFFS business.

We received distribution fees from Coventry and we paid sales commissions to our agents for these enrollments.  In addition, we received a specified percentage of the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

The following summarizes our accounting and reporting practices for the PFFS business.

Our accounting for the distribution agreement

•
We received distribution income from Coventry and other parties based on a fixed fee per PFFS contract.  This income was deferred and recognized over the remaining calendar year term of the initial enrollment period.

•
We also paid commissions to our agents who sell the plans on behalf of Coventry and other parties.  These payments were deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

•	We recognized revenue evenly over the period of the underlying PFFS contracts.

•	We recognized policyholder benefits and ceding commission expense as incurred.

The following summarizes the pre-tax income (loss) of the PFFS business (dollars in millions):

	2009	2008	2007

Insurance policy income	$318.2	$228.9	$100.8
Fee revenue and other	8.4	8.3	8.6

Total revenues	326.6	237.2	109.4

Insurance policy benefits	286.4	221.7	82.7
Commission expense	12.4	8.0	4.2
Other operating expenses	6.2	12.7	8.8

Total expense	305.0	242.4	95.7

Pre-tax income (loss)	$21.6	$(5.2)	$13.7

Large Group Private-Fee-For-Service Blocks

During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under certain group policies.  Conseco received a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin was less than or equal to five percent.  Conseco received a specified percentage of the net premiums and related profits on the ceded margin in excess of five percent.  In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  The following summarizes the premiums assumed, related expenses and pre-tax income of this business (dollars in millions):

	2009	2008	2007

Premiums assumed	$47.5	$313.5	$99.8

Policy benefits	31.8	301.1	91.2
Commission expense	1.7	12.0	4.1

Total expenses	33.5	313.1	95.3

Pre-tax income	$14.0	$.4	$4.5

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

Authoritative guidance requires a reduction of the carrying amount of deferred tax assets by establishing a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.  We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether the deferred income tax assets will be realized, based on the more-likely-than-not realization threshold criterion.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.  This assessment requires significant judgment.  In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess appreciated asset value over the tax basis of net assets, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning alternatives.

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2009, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the Transfer as described in the note to these consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2009, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor.  We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

In order to support the utilization of the tax benefits of NOLs that do not have an offsetting valuation allowance, we project future taxable income based on our historical earnings adjusted for the items described in the previous paragraph.  Based on these projections, we must generate approximately $200 million for each year through 2018 in order to utilize the tax benefits of our NOLs which expire through that date.  The taxable income requirements are substantially comprised of life insurance income, as the potential tax benefits related to our non-life NOLs are substantially offset by a valuation allowance.  Our taxable income for 2009 was $308.1 million before deductions related to the worthlessness of certain loans made by our Predecessor, and we expect our future taxable income to be adequate to utilize the remaining NOLs.  The projections of future taxable income used to support the recovery of our NOLs do not anticipate the use of any tax planning strategies that we would consider to avoid a tax benefit from expiring.

At December 31, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at December 31, 2009, we believe that we will, more likely than not, recover $1.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance at December 31, 2006	$777.8

Increase in 2007	68.0
Expiration of capital loss carryforwards	(157.6)
Write-off of certain state NOLs (recovery is remote)	(15.3)

Balance at December 31, 2007	672.9

Increase in 2008	856.2	(a)
Expiration of capital loss carryforwards	(209.7)
Write-off of capital loss carryforwards related to Senior Health	(133.2)
Write-off of certain NOLs related to Senior Health	(5.5)

Balance at December 31, 2008	1,180.7

Increase in 2009	27.8	(b)
Expiration of capital loss carryforwards	(32.1)

Balance at December 31, 2009	$1,176.4

____________________
(a)
The $856.2 million increase to our valuation allowance during 2008 included increases of:  (i) $452 million of deferred tax assets related to Senior Health, which was transferred to an independent trust during 2008; (ii) $298 million related to our reassessment of the recovery of our deferred tax assets in accordance with GAAP, following the additional losses incurred as a result of the transaction to transfer Senior Health to an independent trust; (iii) $60 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit; and (iv) $45 million related to the projected additional future expense following the modifications to our Senior Credit Agreement as described in the note to these consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”

(b)
The $27.8 million increase to our valuation allowance during 2009 included increases of:  (i) $23.0 million related to our reassessment of the recovery of our deferred tax assets following the completion of reinsurance transactions in 2009; and (ii) $4.8 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit.

Recovery of our deferred tax assets is dependent on achieving the projections of future taxable income embedded in our analysis and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the IRS does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.5% Debentures or 7.0% Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of Conseco’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.16 percent at December 31, 2009), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2009, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2009, we had $4.7 billion of federal NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2010	$-		$.1		$-	$.1
2011	-		.1		-	.1
2012	-		-		63.6	63.6
2013	-		-		1,034.2	1,034.2
2014	-		-		27.3	27.3
2018	1,895.7	(a)	-		-	1,895.7
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,058.2	(a)	-	2,058.2
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2026	-		1.6		-	1.6
2027	-		216.3		-	216.3
2028	-		1.2		-	1.2
2029	-		125.8		-	125.8

Total	$2,129.4		$2,525.3		$1,125.1	$5,779.8
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

As more fully discussed below, the Company’s interpretation of the tax law, as it relates to the application of the cancellation of indebtedness income to its NOLs, is an uncertain tax position.  Since all other life NOLs must be utilized prior to this portion of the NOL, it has not yet been utilized nor is it expected to be utilized within the next twelve months.  As a result, an uncertain tax position has not yet been taken on the Company’s tax return.

Although authoritative guidance allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations.  No such amounts were recognized in 2009 or 2008.  The liability for accrued interest and penalties was not significant at December 31, 2009 or December 31, 2008.

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

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor’s investment in Conseco Finance Corp. as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below.  As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million in the second quarter of 2006, which was accounted for as an addition to paid-in capital.

The Code provides that any income realized as a result of the cancellation of indebtedness in bankruptcy (cancellation of debt income or “CODI”) must reduce NOLs.  We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy.  Pursuant to the Company’s interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs.  However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe approximately $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35%

limitation discussed above.  Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years.  The Company does not expect the IRS to consider this issue for a number of years.

Liabilities for Insurance Products

At December 31, 2009, the total balance of our liabilities for insurance products was $24.3 billion.  These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors.  Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

Liabilities for insurance products are calculated using management’s best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

Accounting for Long-term Care Premium Rate Increases

Many of our long-term care policies were subject to premium rate increases in 2006 and 2007.  In some cases, these premium rate increases were reasonably consistent with the assumptions we used to value the particular block of business at the fresh-start date.  With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits.  In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators.  The following describes how we account for these premium rate increases and related policyholder options:

•
Premium rate increases – If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves.  Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

•
Benefit reductions – If there is a premium rate increase on one of our long-term care policies, a policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts.  This option does not require additional underwriting.  Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

•
Non-forfeiture benefits offered in conjunction with a rate increase – In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase.  In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract.  The balance of our reserves and deferred insurance acquisition costs are released, and a reserve for the new contract is established.

•
Florida Order – In 2004, the Florida Office of Insurance Regulation issued an order to Washington National  regarding its home health care business in Florida.  The order required Washington National to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

•	retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

•	receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years; or

•	receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

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

In conjunction with our bankruptcy reorganization in 2003, $481.3 million principal amount of bank loans made to certain former directors and employees to enable them to purchase common stock of our Predecessor were transferred to the Company.  These loans had been guaranteed by our Predecessor.  We received all rights to collect the balances due pursuant to the original terms of these loans.  In addition, we hold loans to participants for interest on the loans.  The loans and the interest loans are collectively referred to as the “D&O loans.”  We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans.  At December 31, 2009, we have estimated that approximately $3.8 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection).  An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities (“TOPrS”) Holders and the Official Committee of Unsecured Creditors in connection with our bankruptcy reorganization in 2003, the former holders of TOPrS (issued by our Predecessor’s subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement will be entitled to receive 45 percent of any proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million.  As of December 31, 2009, we had paid $19.3 million to the former holders of TOPrS and we have established a liability of $2.7 million (which is included in other liabilities), representing our estimate of the additional amount which will be paid to the former holders of TOPrS pursuant to the settlement.

RESULTS OF OPERATIONS:

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2009	2008	2007

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$278.0	$171.5	$241.8
Colonial Penn	29.4	25.2	18.1
Conseco Insurance Group	67.3	121.3	(26.3)
Corporate operations	(144.6)	(73.4)	(129.3)

	230.1	244.6	104.3

Net realized investment gains (losses), net of related amortization:
Bankers Life	(31.6)	(100.9)	(17.4)
Colonial Penn	4.5	(1.6)	(.2)
Conseco Insurance Group	(22.0)	(87.6)	(98.5)
Corporate operations	(7.4)	(50.8)	(6.2)

	(56.5)	(240.9)	(122.3)

Income (loss) before income taxes and discontinued operations:
Bankers Life	246.4	70.6	224.4
Colonial Penn	33.9	23.6	17.9
Conseco Insurance Group	45.3	33.7	(124.8)
Corporate operations	(152.0)	(124.2)	(135.5)

Income (loss) before income taxes and discontinued operations	$173.6	$3.7	$(18.0)
____________________
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

Bankers Life (dollars in millions)

	2009	2008	2007
Premium collections:
Annuities	$1,060.4	$1,224.1	$885.5
Supplemental health	1,711.7	1,887.0	1,546.1
Life	228.8	209.4	200.0

Total collections	$3,000.9	$3,320.5	$2,631.6

Average liabilities for insurance products:
Annuities:
Mortality based	$250.9	$252.9	$281.6
Equity-indexed	1,506.3	1,203.0	787.4
Deposit based	4,789.9	4,464.3	4,507.4
Health	4,122.1	3,880.5	3,569.7
Life:
Interest sensitive	401.6	385.9	364.2
Non-interest sensitive	407.2	357.8	299.1

Total average liabilities for insurance products, net of reinsurance ceded	$11,478.0	$10,544.4	$9,809.4

Revenues:
Insurance policy income	$1,959.2	$2,109.9	$1,780.0
Net investment income:
General account invested assets	643.6	617.1	578.7
Equity-indexed products	24.5	(49.4)	(10.6)
Other special-purpose portfolios	10.0	(9.5)	4.2
Fee revenue and other income	10.2	11.0	12.0

Total revenues	2,647.5	2,679.1	2,364.3

Expenses:
Insurance policy benefits	1,667.5	1,879.9	1,480.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	183.1	175.7	180.9
Equity-indexed products	54.4	34.8	23.2
Amortization related to operations	267.9	234.8	264.0
Other operating costs and expenses	196.6	182.4	173.8

Total benefits and expenses	2,369.5	2,507.6	2,122.5

Income before net realized investment losses, net of related amortization and income taxes	278.0	171.5	241.8

Net realized investment losses	(31.4)	(116.7)	(19.9)
Amortization related to net realized investment losses	(.2)	15.8	2.5

Net realized investment losses, net of related amortization	(31.6)	(100.9)	(17.4)

Income before income taxes	$246.4	$70.6	$224.4

(continued)

(continued from previous page)

	2009	2008	2007

Health benefit ratios:
All health lines:
Insurance policy benefits	$1,489.4	$1,709.4	$1,298.0
Benefit ratio (a)	87.0%	91.3%	84.4%

Medicare supplement:
Insurance policy benefits	$468.8	$452.3	$433.3
Benefit ratio (a)	70.7%	70.8%	67.2%

PDP and PFFS:
Insurance policy benefits	$384.8	$585.1	$231.1
Benefit ratio (a)	86.6%	96.0%	85.1%

Long-term care:
Insurance policy benefits	$635.8	$672.0	$633.6
Benefit ratio (a)	105.2%	107.6%	102.0%
Interest-adjusted benefit ratio (b)	67.9%	74.0%	70.8%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $225.1 million, $210.1 million and $193.8 million in 2009, 2008 and 2007, respectively.

Total premium collections were $3,000.9 million in 2009, down 9.6 percent from 2008, and $3,320.5 million in 2008, up 26 percent from 2007.  Premium collections include $444.4 million, $614.0 million and $277.8 million in 2009, 2008, and 2007, respectively, of premiums collected pursuant to the quota-share agreements with Coventry described above under “Accounting for marketing and reinsurance agreements with Coventry”.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $11.5 billion in 2009, up 8.9 percent from 2008, and $10.5 billion in 2008, up 7.5 percent from 2007.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

     Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  Insurance policy income includes $444.3 million, $609.5 million and $271.4 million in 2009, 2008 and 2007, respectively, of premium income from the quota-share agreements with Coventry described above under “Accounting for marketing and reinsurance agreements with Coventry”.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 4.3 percent, to $643.6 million, in 2009 and 6.6 percent, to $617.1 million, in 2008.  The average balance of general account invested assets was $11.4 billion, $10.6 billion and $10.0 billion in 2009, 2008 and 2007, respectively.  The average yield on these assets was 5.64 percent in 2009, 5.83 percent in 2008 and 5.79 percent in 2007.  The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.  The reduction in average yield in 2009 reflects lower new money rates due to tighter credit spreads for many investments and a higher amount of short-term investments with relatively lower yields.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (losses) related to equity-indexed products were $38.5 million, $(67.0) million and $(11.2) million in 2009, 2008 and 2007, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivates related to equity-indexed products.  Such trading account income (loss) was $(14.0) million, $17.6 million and $.6 million in 2009, 2008 and 2007, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) and totaled $7.1 million, $(9.5) million and $1.5 million in 2009, 2008 and 2007, respectively.  We also recognized death benefits of $2.9 million and $2.7 million under the COLI in 2009 and 2007, respectively.

Fee revenue and other income was $10.2 million in 2009, compared to $11.0 million in 2008 and $12.0 million in 2007.  We recognized fee income of $9.2 million, $9.9 million and $11.0 million in 2009, 2008 and 2007, respectively, pursuant to the agreements described above under “Accounting for marketing and reinsurance agreements with Coventry”.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $7.7 million, $.5 million and $3.7 million in 2009, 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 71.9 percent, 70.8 percent and 67.8 percent in 2009, 2008 and 2007, respectively.  We experienced an increase in the number of incurred claims in 2009 and 2008.

The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with

Coventry as described above under “Accounting for marketing and reinsurance agreements with Coventry”.  We began assuming the PDP business on January 1, 2006 and the PFFS business on January 1, 2007.  During 2007 and 2008, we entered into new PFFS quota-share reinsurance agreements to assume a specified percentage of the business written by Coventry under three large group policies.  During 2008, we recognized a $3 million increase in insurance policy benefits due to changes in our estimates of prior period claim costs on the PFFS business we assume from Coventry.  In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  Coventry has decided to cease selling PFFS plans effective January 1, 2010.  On July 22, 2009, Bankers Life announced a strategic alliance under which it will offer Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, the Company will no longer be assuming the underwriting risk related to PFFS business.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP and PFFS business were $59.5 million, $24.4 million and $40.3 million in 2009, 2008 and 2007, respectively.  The increase in margin in 2009 is primarily due to:  (i) increases in our share of risk adjustment premium payments made by the Center for Medicare and Medical Services; and (ii) favorable reserve developments.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our entire block of long-term care business in the Bankers Life segment was 105.2 percent, 107.6 percent and 102.0 percent in 2009, 2008 and 2007, respectively.  The interest-adjusted benefit ratio on this business was 67.9 percent, 74.0 percent and 70.8 percent in 2009, 2008 and 2007, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $10.0 million, $(6.0) million and $(7.4) million in 2009, 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 106.9 percent, 106.7 percent and 100.8 percent in 2009, 2008 and 2007, respectively.  The benefit ratio for 2009 reflected a reduction in liabilities for insurance products of approximately $41.9 million due to our estimates of:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase.  The aforementioned reduction in liabilities was partially offset by increased amortization of insurance intangibles of $4.7 million resulting from the increase in lapses.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

As a result of higher persistency in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low.  Accordingly, we began a program in 2006 to seek approval from regulatory authorities for rate increases on approximately 65 percent of this block.  As an alternative to the rate increase, policyholders were offered the option:  (i) to reduce their benefits to maintain their previous premium rates; or (ii) to choose a nonforfeiture benefit equal to the sum of accumulated premiums paid less claims received.  We have received all expected regulatory approvals and have implemented these rate increases.  In addition, another round of increases was filed during the second and third quarters of 2007 on newer long-term care, home health care, and short-term care policies not included in the first round of rate increases, however, non-forfeiture benefits were only offered in accordance with the terms of the policy.  The policies in this round represent approximately 25 percent of the inforce block.  As of December 31, 2009, all such filings had been submitted for regulatory approval, and approximately 80 percent of the expected rate increases had been approved by regulators and implemented.  Finally, an additional rate increase on the 65 percent of the block that received an increase in 2006 was filed in the third quarter of 2008, however, non-forfeiture benefits were only offered in accordance with the terms of the policy.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $183.1 million, $175.7 million and $180.9 million in 2009, 2008 and 2007, respectively.  The weighted average crediting rates for these products was 3.5 percent, 3.6 percent and 3.7 percent in 2009, 2008 and 2007, respectively.  The average liabilities of the deposit-based annuity block was $4.8 billion, $4.5 billon and $4.5 billion in 2009, 2008 and 2007, respectively.

Amounts added to equity-indexed products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.  Such corresponding relationship did not exist in 2008 and 2007 due to a number of factors including variations in option costs and changes in the value of the trading account securities which did not correspond to the changes in the value of the embedded derivatives related to these products.

Amortization related to operations includes amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as “amortization of insurance acquisition costs”).  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $267.9 million, $234.8 million and $264.0 million in 2009, 2008 and 2007, respectively.  Amortization expense related to our annuity block of business increased $46.9 million in 2009, as compared to 2008, partially due to changes in our lapse assumptions.  We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest.  During 2009, amortization expense related to annuities decreased by $5.9 million due to this limitation.  During the first six months of 2008 and 2007, we experienced higher lapses than we anticipated on our Medicare supplement products.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $12.2 million and $25.4 million in 2008 and 2007, respectively.  We believe such increases were partially related to competition from Medicare Advantage products.

Other operating costs and expenses in our Bankers Life segment were $196.6 million in 2009, up 7.8 percent from 2008 and were $182.4 million in 2008, up 5.0 percent from 2007.  Other operating costs and expenses include the following (dollars in millions):

	2009	2008	2007
Expenses related to the marketing and quota-share agreements with Coventry	$28.6	$40.8	$24.5
Commission expense	18.0	20.5	20.8
Other operating expenses	150.0	121.1	128.5

Total	$196.6	$182.4	$173.8

Net realized investment losses fluctuated each period.  During 2009, net realized investment losses in this segment included $65.0 million of net gains from the sales of investments (primarily fixed maturities) and $96.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($182.2 million, prior to the $85.8 million of impairment losses recognized through accumulated other comprehensive loss).  During 2008, net realized investment losses in this segment included $31.1 million of net losses from the sales of investments (primarily fixed maturities) and $85.6 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.  During 2007, net realized investment losses in this segment included $4.6 million of net losses from the sales of investments (primarily fixed maturities) and $15.3 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.2 million, $(15.8) million and $(2.5) million in 2009, 2008 and 2007, respectively.

Colonial Penn (dollars in millions)

	2009	2008	2007

Premium collections:
Life	$187.3	$174.1	$113.7
Supplemental health	7.5	8.9	10.4

Total collections	$194.8	$183.0	$124.1

Average liabilities for insurance products:
Annuities-mortality based	$81.7	$85.9	$88.7
Health	19.1	20.7	22.9
Life:
Interest sensitive	23.2	25.0	25.9
Non-interest sensitive	569.6	562.9	558.9

Total average liabilities for insurance products, net of reinsurance ceded	$693.6	$694.5	$696.4

Revenues:
Insurance policy income	$196.1	$184.8	$125.8
Net investment income:
General account invested assets	38.7	40.1	37.8
Trading account income related to reinsurer accounts	-	(.5)	(.2)
Change in value of embedded derivative related to a modified coinsurance agreement	-	-	.2
Fee revenue and other income	.9	1.8	.7

Total revenues	235.7	226.2	164.3

Expenses:
Insurance policy benefits	141.9	138.2	101.0
Amounts added to annuity and interest-sensitive life product account balances	1.1	1.2	1.2
Amortization related to operations	33.3	32.0	20.3
Other operating costs and expenses	30.0	29.6	23.7

Total benefits and expenses	206.3	201.0	146.2

Income before net realized investment gains (losses) and income taxes	29.4	25.2	18.1
Net realized investment gains (losses)	4.5	(1.6)	(.2)

Income before income taxes	$33.9	$23.6	$17.9

Reinsurance recapture:  In the fourth quarter of 2007, we completed the recapture of a block of traditional life insurance inforce that had been ceded under a coinsurance agreement with REALIC.  The recapture of this block resulted in a $2.8 million gain accounted for as a reduction to insurance policy benefits.

Total premium collections increased 6.4 percent, to $194.8 million, in 2009 and 47 percent, to $183.0 million, in 2008. See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded, did not fluctuate significantly during the three years ended December 31, 2009.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  In 2009, insurance policy income includes the recognition of a $3.4 million final distribution and commutation amount following the termination of a group insurance pool that Colonial Penn previously participated in.  The increase in the 2009 periods also reflects the growth in this segment.  The increase in 2008 reflects:  (i) the additional premiums following the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment.  See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) did not fluctuate significantly during the three years ended December 31, 2009.  The average balance of general account invested assets was $659.9 million in 2009, $676.0 million in 2008 and $660.6 million in 2007.  The average yield on these assets was 5.86 percent in 2009, 5.94 percent in 2008 and 5.72 percent in 2007.

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

Change in value of embedded derivative related to a modified coinsurance agreement is described in the note to our consolidated financial statements entitled “Summary of Significant Accounting Policies - Accounting for Derivatives.” We had transferred the specific block of investments related to this agreement to our trading account, which we carried at estimated fair value with changes in such value recognized as trading account income.  The change in the value of the embedded derivative was largely offset by the change in value of the trading securities.  As a result of the recapture of the modified coinsurance agreement in the fourth quarter of 2007 (as further discussed below under insurance policy benefits), the embedded derivative related to the agreement was eliminated.

Insurance policy benefits fluctuated as a result of:  (i) the additional benefits incurred following the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.  Insurance policy benefits were reduced by $2.8 million in 2007 as a result of completing the aforementioned recapture of a block of traditional life insurance in force that had been ceded in 2002 to REALIC.  In the transaction, which had an effective date of October 1, 2007, Colonial Penn paid REALIC a recapture fee of $63 million.  Colonial Penn recaptured 100 percent of the liability for the future benefits previously ceded, and will recognize profits from the block as they emerge over time.  Colonial Penn already administered the policies that were recaptured.

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

Other operating costs and expenses in our Colonial Penn segment increased 1.4 percent, to $30.0 million in 2009 as compared to 2008.  Such expenses increased 25 percent, to $29.6 million, in 2008 as compared to 2007 primarily due to:  (i) the additional costs incurred following the recapture of the modified coinsurance agreement in the fourth quarter of 2007; and (ii) the growth in this segment in recent periods.  Other operating costs and expenses in our Colonial Penn segment in 2007 included $8.4 million of marketing costs associated with a pilot program involving the distribution of Coventry’s PFFS plan through our direct response distribution channel.  Such pilot program was discontinued in 2008.

Net realized investment gains (losses) fluctuated each period.  During 2009, net realized investment losses in this segment included $8.7 million of net gains from the sales of investments (primarily fixed maturities) and $4.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($4.6 million, prior to the $.4 million of impairment losses recognized through accumulated other comprehensive loss).  During 2008, net realized investment losses in this segment included $.1 million of net gains from the sales of investments (primarily fixed maturities) and $1.7 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.  During 2007, net realized investment gains in this segment included $.4 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

Conseco Insurance Group (dollars in millions)

	2009	2008	2007

Premium collections:
Annuities	$78.4	$129.8	$368.6
Supplemental health	600.4	621.8	633.4
Life	240.3	269.8	287.3

Total collections	$919.1	$1,021.4	$1,289.3

Average liabilities for insurance products:
Annuities:
Mortality based	$215.2	$220.7	$230.3
Equity-indexed	778.5	891.0	1,435.3
Deposit based	661.5	752.6	2,337.7
Separate accounts	18.2	23.6	28.4
Health	3,004.1	2,993.1	2,927.5
Life:
Interest sensitive	2,777.2	2,945.5	3,045.5
Non-interest sensitive	1,239.4	1,393.8	1,380.2

Total average liabilities for insurance products, net of reinsurance ceded	$8,694.1	$9,220.3	$11,384.9
Revenues:
Insurance policy income	$938.3	$958.9	$989.9
Net investment income:
General account invested assets	548.3	592.7	727.6
Equity-indexed products	7.0	(28.4)	(1.3)
Trading account income related to policyholder and reinsurer accounts	12.0	(18.5)	1.4
Change in value of embedded derivatives related to modified coinsurance agreements	(6.5)	6.7	1.4
Other trading accounts	-	-	(12.8)
Fee revenue and other income	1.5	1.7	1.0

Total revenues	1,500.6	1,513.1	1,707.2

Expenses:
Insurance policy benefits	842.2	820.9	850.9
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	140.2	153.6	217.4
Equity-indexed products	36.3	8.2	60.7
Amortization related to operations	135.5	122.6	178.2
Interest expense on investment borrowings	20.5	22.4	17.6
Costs related to a litigation settlement	-	-	32.2
Loss related to an annuity coinsurance transaction	-	-	76.5
Other operating costs and expenses	258.6	264.1	300.0

Total benefits and expenses	1,433.3	1,391.8	1,733.5

Income (loss) before net realized investment losses, net of related amortization and income taxes	67.3	121.3	(26.3)

Net realized investment losses	(26.2)	(93.3)	(131.7)
Amortization related to net realized investment losses	4.2	5.7	33.2
Net realized investment losses, net of related amortization	(22.0)	(87.6)	(98.5)

Income (loss) before income taxes	$45.3	$33.7	$(124.8)

(continued)

(continued from previous page)

	2009	2008	2007

Health benefit ratios:
All health lines:
Insurance policy benefits	$496.0	$494.3	$514.9
Benefit ratio (a)	82.2%	79.8%	80.4%

Medicare supplement:
Insurance policy benefits	$124.0	$139.8	$156.4
Benefit ratio (a)	68.3%	68.4%	67.6%

Specified disease:
Insurance policy benefits	$303.4	$285.4	$279.4
Benefit ratio (a)	79.5%	77.1%	77.8%
Interest-adjusted benefit ratio (b)	46.0%	43.3%	44.7%

Long-term care:
Insurance policy benefits	$59.9	$58.7	$72.5
Benefit ratio (a)	186.7%	169.6%	192.4%
Interest-adjusted benefit ratio (b)	107.9%	93.5%	128.5%

Other:
Insurance policy benefits	$8.7	$10.4	$6.6
Benefit ratio (a)	104.9%	100.5%	54.2%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the specified disease reserves was $127.7 million, $125.2 million and $118.9 million in 2009, 2008 and 2007, respectively.  The investment income earned on the accumulated assets backing the long-term care reserves was $25.2 million, $26.3 million and $24.1 million in 2009, 2008 and 2007, respectively.

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

Pursuant to the terms of the annuity coinsurance agreement, the ceding commission was based on the January 1, 2007 value of the assets and liabilities related to the ceded block.  The earnings (loss) after income taxes on the business from January 1, 2007 through September 28, 2007, were included in our consolidated financial statements until the transaction was completed.  Upon completion, the earnings on this block of business were included as a component of the loss on the transaction which was recognized in the third quarter of 2007.  Such after-tax earnings (loss) include the fair value declines on invested assets transferred to the reinsurer occurring during the first three quarters of 2007.  As a result, the comparison of this segment’s operating results between periods is impacted by the coinsurance transaction.

Total premium collections were $919.1 million in 2009, down 10 percent from 2008, and $1,021.4 million in 2008, down 21 percent from 2007.  The decrease in collected premiums was primarily due to lower sales of equity-indexed annuity and Medicare supplement products.    See “Premium Collections” for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $8.7 billion in 2009, down 5.7 percent from 2008, and $9.2 billion in 2008, down 19 percent from 2007.  The decreases in such liabilities were primarily due to:  (i) the coinsurance transaction with Wilton Re completed in September 2009, as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Reinsurance”; (ii) the annuity coinsurance transaction completed in 2007 as described above; and (iii) policyholder redemptions and lapses exceeding new sales.

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

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 7.5 percent, to $548.3 million, in 2009 and 19 percent, to $592.7 million, in 2008.  The average balance of general account invested assets decreased 5.0 percent in 2009, to $9.6 billion, and 17 percent in 2008, to $10.1 billion.  The average yield on these assets was 5.71 percent in 2009, 5.89 percent in 2008 and 5.97 percent in 2007.  The reduction in average yield in 2009 reflects lower new money rates due to tighter credit spreads for many investments.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (losses) related to equity-indexed products were $12.2 million, $(37.3) million and $2.7 million in 2009, 2008 and 2007, respectively.  Such trading account income (loss) was $(5.2) million, $8.9 million and $(4.0) million in 2009, 2008 and 2007, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled “Summary of Significant Accounting Policies - Accounting for Derivatives.” We have transferred the specific block of investments related to these agreements to our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income.  The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

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

Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(14.7) million, $3.6 million and $(.2) million in 2009, 2008 and 2007, respectively.  Such fluctuations were primarily due to changes in mortality.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits.  Accordingly, the entire difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur.
Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The benefit ratios on Conseco Insurance Group’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $4.6 million, $2.5 million and $1.0 million in 2009, 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 70.8 percent, 69.6 percent and 68.0 percent in 2009, 2008 and 2007, respectively.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $57.6 million, $64.6 million and $74.9 million in 2009, 2008 and 2007, respectively.  Such decreases are primarily due to lower sales.

Conseco Insurance Group’s specified disease products generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $78.2 million, $85.0 million and $79.7 million in 2009, 2008 and 2007, respectively.  The increase in the margin in 2008 includes a $12 million correction to insurance policy benefits resulting from our material control weakness remediation procedures.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 186.7 percent, 169.6 percent and 192.4 percent in 2009, 2008 and 2007, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $(2.1) million, $1.1 million and $(6.3) million in 2009, 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 180.1 percent, 172.8 percent and 175.7 percent in 2009, 2008 and 2007, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, development on claims incurred in prior periods and changes in policy income.  The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 107.9 percent, 93.5 percent and 128.5 percent in 2009, 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our interest-adjusted benefit ratios would have been 101.5 percent, 96.7 percent and 111.9 percent in 2009, 2008 and 2007, respectively.

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

On July 1, 2004, the Florida Office of Insurance Regulation issued an order impacting approximately 4,800 home health care policies issued in Florida by our subsidiary, Washington National, and its predecessor companies.  Pursuant to the order, Washington National offered the following three alternatives to holders of these policies subject to rate increases as follows:

•
retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years (which is also the default election for policyholders who failed to make an election by 30 days prior to the anniversary date of their policies) (“option one”);

•	receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years (“option two”); or

•	receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy (“option three”).

Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses.  In addition, policyholders could change their initial election any time up to 30 days prior to the anniversary date of their policies.  We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005 and the implementation of these premium adjustments was completed in 2007.  We did not make any adjustments to the insurance liabilities when these elections were made.  Reserves for all three groups of policies under the order were prospectively adjusted using the prospective revision methodology described in the “Critical Accounting Policies – Accounting for Long-term Care Premium Rate Increases” in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”.

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $140.2 million, $153.6 million and $217.4 million in 2009, 2008 and 2007, respectively.  The decrease was primarily due to a smaller block of annuity business inforce due to:  (i) lapses exceeding new sales in recent periods; and (ii) the smaller block of business following the completion of the annuity coinsurance agreement in October 2007, as discussed above.  The weighted average crediting rates for these products was 4.2 percent, 4.2 percent and 4.1 percent in 2009, 2008 and 2007, respectively.

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

The blocks of universal life and interest-sensitive products in the Conseco Insurance Group segment have not performed in accordance with prior estimates of future gross profits, resulting in adjustments to amortization expense over the last 3 years.  We have been required to accelerate the amortization of insurance acquisition costs related to these blocks because the prior balance was not recoverable by the current estimated value of future gross profits.  These increases to amortization expense were necessary so that our insurance acquisition costs would not exceed the value of future estimated gross profits.  Because our insurance acquisition costs are now equal to the value of future estimated gross profits, these blocks are expected to generate break-even earnings in the future.  In addition, results for these blocks have and are expected to continue to exhibit increased volatility in the future, because the entire difference between our assumptions and actual experience is reflected in earnings in the period such differences occur.

During 2009, we were required to accelerate the amortization of insurance acquisition costs by approximately $25 million for the changes in three assumptions related to future profits from our universal life products in this segment.  The first change resulted in additional amortization expense of $24 million and relates to the investment earnings assumption for the entire interest-sensitive block of life insurance business.  The average yield on our general account invested assets decreased during 2009 reflecting lower new money rates.  Accordingly, the future weighted average investment earnings assumptions were reduced reflecting the lower portfolio earnings.  The second change resulted from refinements to our estimates of premium taxes expected to be incurred in the future, and resulted in a reduction to amortization expense of $8 million.  The third change resulted in additional amortization expense of $9 million and relates to the assumption of when we will ultimately increase certain non-guaranteed premium rates related to the Lifetrend insurance products.  As described in the note to the consolidated financial statements entitled “Litigation and Other Legal Proceedings – Regulatory Examinations and Fines,” we have reached a settlement in principle with the regulators regarding this issue, but we have not implemented the non-guaranteed premium rate increases pending execution of the final settlement agreement.

We were also required to accelerate the amortization of insurance acquisition costs due to changes in our assumptions related to future profits on our universal life products in this segment during 2008 and 2007.  During 2008, an analysis was performed on a universal life block of business that led to changes in our assumptions of future mortality, surrenders, premium persistency, expenses and investment income.  We recognized additional amortization expense of approximately $8 million to reflect these changes.  During 2007, we recognized additional amortization expense of $14.8 million to reflect changes in our estimates of future mortality rates.  The additional amortization expense in both 2007 and 2008 was net of planned increases to associated policyholder charges.

During 2009 and 2008, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities.  This block of business has experienced higher than anticipated surrenders and we have increased our expected surrender assumptions in future periods.  These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of this block to approximately break-even.  We recognized additional amortization of approximately $8.5 million in 2009 and approximately $5 million in 2008, related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $68 million related to these products.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

Interest expense on investment borrowings includes $20.3 million, $21.9 million and $16.7 million of interest expense on collateralized borrowings in 2009, 2008 and 2007, respectively, as further described in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Investment Borrowings”.

Costs related to a litigation settlement include legal fees and estimated amounts related to a settlement during 2006 in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation.  The costs related to the litigation settlement recognized in 2007 represent changes to our initial estimates based on the ultimate cost of the settlement.  For further information related to this case, refer to the caption entitled “Cost of Insurance Litigation” included in the note to our consolidated financial statements entitled “Commitments and Contingencies”.  A portion of the legal and other costs related to this litigation were incurred by the Corporate Operations segment to defend the non-insurance company allegations made in such lawsuits.

Loss related to an annuity coinsurance transaction resulted from the completion of a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with REALIC as further discussed above under annuity coinsurance transaction.

Other operating costs and expenses were $258.6 million, $264.1 million and $300.0 million in 2009, 2008 and 2007, respectively.  Other operating costs and expenses include commission expense of $71.6 million, $79.2 million and $82.2 million in 2009, 2008 and 2007, respectively.  During 2009, the Company recognized expenses of $14.5 million related to regulatory and legal settlements.  During 2007, the Company recognized expenses of $7.3 million related to the decision to abandon certain software that will not be used consistent with our current business plan and $3.7 million of costs related to other operational initiatives and consolidation activities.

Net realized investment gains (losses) fluctuate each period.  During 2009, net realized investment losses in this segment included $55.1 million of net gains from the sales of investments (primarily fixed maturities) and $81.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($184.7 million, prior to the $103.4 million of impairment losses recognized through accumulated other comprehensive loss).  During 2008, net realized investment losses included $33.0 million of net losses from the sales of investments (primarily fixed maturities) and $60.3 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.  During 2007, net realized investment losses in this segment included:  (i) $43.6 million from the sales of investments (primarily fixed maturities); (ii) $14.4 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies – Reinsurance”) as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value.  The net investment losses realized on sales of investments in 2007 were primarily recognized on securities collateralized by sub prime residential mortgage loans.  We decided to sell these securities given our evaluation regarding the potential effect of future adverse developments on the fair value of these securities.

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $4.2 million, $5.7 million and $33.2 million in 2009, 2008 and 2007, respectively.

Corporate Operations (dollars in millions)
	2009	2008	2007

Corporate operations:
Interest expense on corporate debt	$(84.7)	$(67.9)	$(80.3)
Net investment income	1.7	4.9	6.6
Fee revenue and other income	2.7	4.7	9.8
Net operating results of variable interest entity	.8	7.2	9.2
Costs related to a litigation settlement	-	-	(32.2)
Other operating costs and expenses	(42.9)	(43.5)	(42.4)
Gain (loss) on extinguishment or modification of debt	(22.2)	21.2	-

Loss before net realized investment losses and income taxes	(144.6)	(73.4)	(129.3)

Net realized investment losses	(7.4)	(50.8)	(6.2)

Loss before income taxes	$(152.0)	$(124.2)	$(135.5)

Interest expense on corporate debt has been impacted by:  (i) amendments to the Company’s credit facilities in 2009 and 2007; (ii) borrowings and repayments pursuant to our Senior Credit Agreement; (iii) the issuance in 2008 of a $125.0 million Senior Note; (iv) repurchases of 3.5% Debentures; (v) completion of a cash tender offer (the “Tender Offer”) for $176.5 million aggregate principal amount of the 3.5% Debentures; and (vi) the issuance of $176.5 million of 7.0% Debentures.  Such transactions are further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations”.  Our average corporate debt outstanding was $1,275.8 million, $1,219.3 million and $1,111.8 million in 2009, 2008 and 2007, respectively.  The average interest rate on our debt was 5.7 percent, 4.6 percent and 6.2 percent in 2009, 2008 and 2007, respectively.

Net investment income primarily included income earned on short-term investments, changes in the underlying value of certain investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

Fee revenue and other income includes:  (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies.  In 2007, our wholly owned investment management subsidiary recognized performance-based fees of $2.4 million resulting from the liquidation of two portfolios that were managed by the subsidiary.  Excluding such performance-based fees, fee revenue and other income has decreased primarily as a result of a decrease in the fair value of investments managed for others, upon which these fees are based.

Net operating results of variable interest entity represent the operating results of a variable interest entity (“VIE”).  The VIE is consolidated in accordance with GAAP.  Although we do not control this entity, we consolidate it because we are the primary beneficiary.  This entity was established to issue securities and use the proceeds to invest in loans and other permitted assets.

Costs related to a litigation settlement include legal and other costs incurred by the Corporate Operations segment to defend the non-insurance company allegations made in the class action case referred to as In Re Conseco Life Insurance Company Cost of Insurance Litigation.  Refer to the captions entitled:  (i)  “Costs related to a litigation settlement” included in the results of operations section for the Conseco Insurance Group segment; and (ii) “Cost of Insurance Litigation” included in the note to our consolidated financial statements entitled “Commitments and Contingencies” for further information related to this case.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

Gain (loss) on extinguishment or modification of debt in 2009 consisted of expenses incurred and the write-off of unamortized discount or issuance costs totaling $22.2 million related to the following transactions:  (i) the Tender Offer; (ii)

repayment of principal amounts on the Senior Credit Agreement from the proceeds from the issuance of common stock; and (iii) modifications to our Senior Credit Agreement in March 2009 and December 2009.  The gain on extinguishment of debt of $21.2 million in 2008 resulted from the repurchase of $37.0 million par value of 3.5% Debentures for $15.3 million plus accrued interest.  These transactions are further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations”.

Net realized investment losses often fluctuate each period.  During 2009, net realized investment losses in this segment included $6.1 million of net gains from the sales of investments (of which $.7 million were losses recognized by a VIE) and $13.5 million of writedowns of investments (all of which were recognized by a VIE) due to other-than-temporary declines in value.  During 2008, net realized investment losses included $36.1 million from the sale of investments ($14.1 million of such losses were recognized by a VIE) and $14.7 million of writedowns ($10.8 million of such writedowns were recognized by a VIE) of investments resulting from declines in fair value that we concluded were other than temporary due to declines in value on certain securities.  During 2007, net realized investment losses in this segment included $4.7 million from the sale of investments (primarily fixed maturities) and $1.5 million of writedowns of investments resulting from declines in fair value that we concluded were other than temporary.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P and Moody’s are “B (Fair)”, “BB-” and “Ba2”, respectively.  For a description of these ratings and additional information on our ratings, see “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Liquidity for Insurance Operations.”

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

Total premiums collections were as follows:

Bankers Life (dollars in millions)

	2009	2008	2007
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$350.1	$522.8	$437.4

Other fixed (first-year)	707.0	697.8	445.3
Other fixed (renewal)	3.3	3.5	2.8
Subtotal - other fixed annuities	710.3	701.3	448.1

Total annuities	1,060.4	1,224.1	885.5

Supplemental health:
Medicare supplement (first-year)	91.7	81.3	82.5
Medicare supplement (renewal)	562.0	555.3	553.6
Subtotal - Medicare supplement	653.7	636.6	636.1
Long-term care (first-year)	17.7	42.7	47.0
Long-term care (renewal)	583.9	583.0	575.4
Subtotal - long-term care	601.6	625.7	622.4
PDP and PFFS (first year)	96.0	353.3	206.4
PDP and PFFS (renewal)	348.4	260.7	71.4
Subtotal – PDP and PFFS	444.4	614.0	277.8
Other health (first-year)	2.7	2.1	.9
Other health (renewal)	9.3	8.6	8.9
Subtotal - other health	12.0	10.7	9.8

Total supplemental health	1,711.7	1,887.0	1,546.1

Life insurance:
First-year	82.6	80.7	89.2
Renewal	146.2	128.7	110.8

Total life insurance	228.8	209.4	200.0

Collections on insurance products:

Total first-year premium collections on insurance products	1,347.8	1,780.7	1,308.7
Total renewal premium collections on insurance products	1,653.1	1,539.8	1,322.9

Total collections on insurance products	$3,000.9	$3,320.5	$2,631.6

Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market.  Annuity collections in this segment decreased 13 percent, to $1,060.4 million, in 2009 and increased 38 percent to $1,224.1 million, in 2008.  The change in mix of premium collections between our equity-indexed products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.  In addition, premium collections from Bankers Life’s fixed annuity products decreased in the fourth quarter of 2009 as continuing decreases in new money interest rates resulted in a reduction to the bonus on our bonus interest annuity.  A new product, which will provide more flexibility in setting the bonus interest rate is expected to launch in early 2010.

Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 2.7 percent, to $653.7 million, in 2009 and .1 percent, to $636.6 million, in 2008.

Premiums collected on Bankers Life’s long-term care policies decreased 3.9 percent, to $601.6 million, in 2009 and increased .5 percent, to $625.7 million, in 2008.  The decrease in 2009 was primarily attributable to a long-term care reinsurance agreement pursuant to which we are reinsuring 70 percent of Bankers Life’s new 2009 long-term care business.  Under the reinsurance agreement, the amount reinsured decreases to 50 percent in the first quarter of 2010 and to 25 percent thereafter.

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
These agreements are described in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Critical Accounting Policies”.

Other health products relate to collected premiums on other health products which we no longer actively market.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment increased 9.3 percent, to $228.8 million, in 2009 and 4.7 percent, to $209.4 million, in 2008.  Collected premiums have been impacted by higher persistency.

Colonial Penn (dollars in millions)

	2009	2008	2007
Premiums collected by product:

Life insurance:
First-year	$33.0	$35.0	$28.7
Renewal	154.3	139.1	85.0

Total life insurance	187.3	174.1	113.7

Supplemental health (all of which are renewal premiums):
Medicare supplement	7.0	8.1	9.4
Other health	.5	.8	1.0

Total supplemental health	7.5	8.9	10.4

Collections on insurance products:

Total first-year premium collections on insurance products	33.0	35.0	28.7
Total renewal premium collections on insurance products	161.8	148.0	95.4

Total collections on insurance products	$194.8	$183.0	$124.1

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 7.6 percent, to $187.3 million, in 2009 and 53 percent, to $174.1 million, in 2008.  Graded benefit life products sold through our direct response marketing channel accounted for $180.5 million, $168.5 million and $108.8 million of collected premiums in 2009, 2008 and 2007, respectively.  In 2009, renewal premiums for our life insurance products include the receipt of a $3.4 million final distribution and commutation payment following the termination of a group insurance pool that Colonial Penn previously participated in.  Also, collected premiums have been impacted by the recapture in the fourth quarter of 2007 of a block of traditional life insurance inforce that had been ceded in 2002 to REALIC.

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

Conseco Insurance Group (dollars in millions)
	2009	2008	2007
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$71.0	$116.1	$336.4
Equity-indexed (renewal)	5.6	7.6	8.2
Subtotal - equity-indexed annuities	76.6	123.7	344.6
Other fixed (first-year)	.8	3.8	18.0
Other fixed (renewal)	1.0	2.3	6.0
Subtotal - other fixed annuities	1.8	6.1	24.0

Total annuities	78.4	129.8	368.6

Supplemental health:
Medicare supplement (first-year)	7.2	9.6	19.4
Medicare supplement (renewal)	170.6	194.2	206.5
Subtotal - Medicare supplement	177.8	203.8	225.9
Specified disease (first-year)	45.4	39.4	31.4
Specified disease (renewal)	337.9	335.2	327.8
Subtotal - specified disease	383.3	374.6	359.2
Long-term care (all of which are renewal)	31.4	33.7	36.7
Other health (first-year)	-	.1	.3
Other health (renewal)	7.9	9.6	11.3
Subtotal – other health	7.9	9.7	11.6

Total supplemental health	600.4	621.8	633.4

Life insurance:
First-year	3.0	4.3	4.7
Renewal	237.3	265.5	282.6

Total life insurance	240.3	269.8	287.3

Collections on insurance products:

Total first-year premium collections on insurance products	127.4	173.3	410.2
Total renewal premium collections on insurance products	791.7	848.1	879.1

Total collections on insurance products	$919.1	$1,021.4	$1,289.3

Annuities in this segment include equity-indexed and other fixed annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity collected premiums in this segment decreased 40 percent, to $78.4 million, in 2009 and 65 percent, to $129.8 million, in 2008.

Our equity-indexed annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for these products decreased 38 percent, to $76.6 million, in 2009 and 64 percent, to $123.7 million, in 2008.  During the second half of 2007, we changed the pricing of specific products and we no longer emphasized the sale of certain products resulting in a decrease in collected premiums.

Annuity premiums on fixed products were $1.8 million, $6.1 million and $24.0 million in 2009, 2008 and 2007, respectively.  Such decreases are primarily due to a focus on the sale of more profitable products.

Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 13 percent, to $177.8 million, in 2009 and 9.8 percent, to $203.8 million, in 2008.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on specified disease products increased 2.3 percent, to $383.3 million, in 2009 and 4.3 percent, to $374.6 million, in 2008.  Such increases reflect higher new sales in each year and a slight improvement in persistency in 2009 and 2008.

The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite.  As a result, we expect this segment’s long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

Life products in the Conseco Insurance Group segment include universal life and traditional life products.  Life premiums collected decreased 11 percent, to $240.3 million, in 2009 and 6.1 percent, to $269.8 million, in 2008.

INVESTMENTS

Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) provide liquidity to meet our cash obligations to policyholders and others; and (iii) generate stable and predictable investment income through active investment management.  Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 97 percent of our $21.5 billion investment portfolio at December 31, 2009.  The remainder of the invested assets was trading securities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2009 (dollars in millions):

	Carrying	Percent of
	value	total investments

Actively managed fixed maturities	$18,528.4	86%
Equity securities	31.0	-
Mortgage loans	1,965.5	9
Policy loans	295.2	2
Trading securities	293.3	1
Securities lending collateral	180.0	1
Partnership investments	22.0	-
Other invested assets	214.8	1

Total investments	$21,530.2	100%

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

The following table summarizes the carrying value of our actively managed fixed maturity securities by category as of December 31, 2009 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Collateralized mortgage obligations	$2,015.2	10.9%	$(185.1)	21.3%
Utilities	1,928.8	10.4	(32.1)	3.7
Energy/pipelines	1,687.1	9.1	(19.9)	2.3
Healthcare/pharmaceuticals	1,420.9	7.7	(23.1)	2.7
Food/beverage	1,247.5	6.7	(16.9)	1.9
States and political subdivisions	853.6	4.6	(80.5)	9.3
Banks	848.6	4.6	(97.6)	11.2
Insurance	845.8	4.6	(63.0)	7.2
Cable/media	792.9	4.3	(22.0)	2.5
Commercial mortgage-backed securities	766.0	4.1	(109.5)	12.6
Capital goods	689.0	3.7	(12.0)	1.4
Aerospace/defense	563.2	3.0	(10.9)	1.2
Telecom	547.7	2.9	(12.3)	1.4
Real estate/REITs	542.4	2.9	(27.6)	3.2
Transportation	473.9	2.6	(4.9)	.6
Building materials	344.6	1.9	(7.6)	.9
Consumer products	283.1	1.5	(5.7)	.6
Technology	282.1	1.5	(9.6)	1.1
U.S. Treasury and Obligations	269.6	1.5	(3.5)	.4
Chemicals	214.1	1.2	(3.9)	.4
Entertainment/hotels	198.9	1.1	(6.2)	.7
Asset-backed securities	192.1	1.0	(54.6)	6.3
Other	1,521.3	8.2	(61.6)	7.1

Total actively managed fixed maturities	$18,528.4	100.0%	$(870.1)	100.0%

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivates related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 6 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances, issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size and time to maturity.

Privately placed securities comprise approximately 79 percent of our actively managed fixed maturities classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the NAIC to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on non-binding broker quotes or internally developed models using estimated future cash flows.

For certain Level 3 assets, we have increased our default assumptions based on our review of the underlying collateral.  The changes in our assumptions resulted in lower cash flow estimates for some of our subordinated tranches and have resulted in such securities being impaired.  The default rate we expect to experience related to the collateral underlying the subordinated tranches increased from 1.7 percent to 7.6 percent for the experience expected in 2009; from .8 percent to 3.2 percent for 2010; and from .8 percent to 1.5 percent for each year subsequent to 2010.  However, the changes in assumptions did not change our cash flow estimates for the non-subordinated tranches within our Level 3 investments.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $26.7 million (including $16.1 million of impairment losses recognized through accumulated other comprehensive loss) during 2009.

As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’ valuation to other pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets and assets held in separate accounts at December 31, 2009 is as follows (dollars in millions):

	Quoted prices
	in active	Significant
	markets for	other		Significant
	identical assets	observable		unobservable
	or liabilities	inputs		inputs
	(Level 1)	(Level 2)		(Level 3)		Total

Assets:
Actively managed fixed maturities	$56.5	$16,074.0		$2,397.9		$18,528.4
Equity securities	.1	-		30.9		31.0
Trading securities	4.3	285.3		3.7		293.3
Securities lending collateral	-	97.2		36.6		133.8
Other invested assets	-	192.6	(a)	2.4	(b)	195.0
Assets held in separate accounts	-	17.3		-		17.3
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2009 (dollars in millions):

	Actively
	managed			Securities	Other
	fixed	Equity	Trading	lending	invested
	maturities	securities	securities	collateral	assets

Assets:
Beginning balance as of December 31, 2008	$1,876.1	$32.4	$2.7	$48.1	$2.3
Purchases, sales, issuances and settlements, net	199.1	(.3)	-	(17.1)	-
Total realized and unrealized gains (losses):
Included in net loss	(15.2)	-	1.0	(.9)	(3.4)
Included in other comprehensive income (loss)	327.5	(1.2)	-	(9.4)	3.5
Transfers into Level 3	32.2	-	-	20.4	-
Transfers out of Level 3 (a)	(21.8)	-	-	(4.5)	-

Ending balance as of December 31, 2009	$2,397.9	$30.9	$3.7	$36.6	$2.4

Amount of total gains (losses) for the year ended December 31, 2009 included in our net loss relating to assets and liabilities still held as of the reporting date	$(3.9)	$-	$1.0	$(.9)	$(3.4)
___________
(a)	Transfers out of Level 3 are reported as having occurred at the beginning of the period.

    At December 31, 2009, 86 percent of our Level 3 actively managed fixed maturities were investment grade and 94 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in 2009 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (primarily Moody’s, S&P or Fitch Ratings (“Fitch”)), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody’s or rated “BBB-” or higher by S&P and Fitch.  NAIC designations of “3” through “6” are referred to as below investment grade (which generally are rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below investment grade throughout our consolidated financial statements are based on such nationally recognized statistical ratings.  The following table sets forth fixed maturity investments at December 31, 2009, classified by ratings (dollars in millions):

		Estimated fair value
			Percent of
	Amortized		fixed
Investment rating	cost	Amount	maturities

AAA	$2,764.7	$2,700.9	15%
AA	1,270.2	1,230.3	7
A	5,619.3	5,555.4	30
BBB+	2,295.2	2,297.9	12
BBB	2,952.3	2,916.7	16
BBB-	2,314.0	2,304.1	12

Investment grade	17,215.7	17,005.3	92

BB+	210.6	183.1	1
BB	257.2	226.9	1
BB-	550.7	504.0	3
B+ and below	763.8	609.1	3

Below-investment grade (a)	1,782.3	1,523.1	8

Total fixed maturity securities	$18,998.0	$18,528.4	100%
_________
(a)
Below-investment grade fixed maturity securities with an amortized cost of $284.7 million and an estimated fair value of $262.3 million are held by a VIE that we are required to consolidate.  These fixed maturity securities are legally isolated and are not available to the Company.  The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company.  Refer to the note to the consolidated financial statements entitled “Investment in a Variable Interest Entity” concerning the Company’s investment in the VIE.

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries.  General account investments exclude the value of options (dollars in millions).

	2009	2008	2007

Weighted average general account invested assets as defined:
As reported	$20,196.7	$19,597.9	$22,469.2
Excluding unrealized appreciation (depreciation) (a)	21,667.7	21,323.3	22,835.4
Net investment income on general account invested assets	1,230.6	1,249.9	1,344.1

Yields earned:
As reported	6.09%	6.38%	5.98%
Excluding unrealized appreciation (depreciation) (a)	5.68%	5.86%	5.89%

____________________
(a)	Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled “Investments”.

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities.  At December 31, 2009 and 2008, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent and 6.0 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.5 percent and 4.5 percent, respectively.

Actively Managed Fixed Maturities

Our actively managed fixed maturity portfolio at December 31, 2009, included primarily debt securities of the United States government, various corporations, and structured securities.  Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as “structured securities”.

At December 31, 2009, our fixed maturity portfolio had $400.5 million of unrealized gains and $870.1 million of unrealized losses, for a net unrealized loss of $469.6 million.  Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (85 percent of the portfolio); (ii) broker-dealer market makers (3 percent of the portfolio); and (iii) internally developed methods (12 percent of the portfolio).

At December 31, 2009, approximately 7.1 percent of our invested assets (8.2 percent of fixed maturity investments) were fixed maturities rated below-investment grade.  Our level of investments in below-investment-grade fixed maturities could change if market conditions change.  Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.  At December 31, 2009, our below-investment-grade fixed maturity investments had an amortized cost of $1,782.3 million and an estimated fair value of $1,523.1 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold.  We pay special attention to large investments and to those securities whose fair values have declined materially for reasons other than changes in interest rates or other general market conditions.  We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer’s ability to comply with the material terms of the security.  We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer’s performance and other information.  40|86 Advisors employs experienced securities analysts in a variety of specialty areas who compile and review such data.  If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis.  We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment.  During 2009, we recognized net realized investment losses of $60.5 million, which were comprised of $134.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $10.7 billion and $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through other comprehensive loss).  Our investment portfolio is subject to the risks of further declines in realizable value.  However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2009, we had investments in substantive default (i.e., in default due to nonpayment of interest or principal) that had an estimated fair value of $39.8 million.  40|86 Advisors employs experienced professionals to manage

non-performing and impaired investments.  There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.  Investment income forgone on nonperforming investments was $6.7 million, $.9 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, fixed maturity investments included structured securities with an estimated fair value of $3.1 billion (or 17 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis.  Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively.  For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis.  Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities.  Such adjustments were not significant in 2009.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2009 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$102.4	$84.1	$84.7
4 percent – 5 percent	571.8	561.4	539.1
5 percent – 6 percent	2,083.2	2,058.5	1,867.9
6 percent – 7 percent	589.3	567.9	482.3
7 percent – 8 percent	129.8	126.8	90.9
8 percent and above	49.9	49.7	43.8

Total structured securities	$3,526.4	$3,448.4	$3,108.7

The amortized cost and estimated fair value of structured securities at December 31, 2009, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$1,425.9	$1,361.1	7.4%
Planned amortization classes, target amortization classes and accretion-directed bonds	759.3	649.8	3.5
Commercial mortgage-backed securities	869.3	766.0	4.1
Asset-backed securities	245.0	192.1	1.0
Collateralized debt obligations	96.9	92.8	.5
Other	52.0	46.9	.3

Total structured securities	$3,448.4	$3,108.7	16.8%

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

During 2009, we sold $1.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $233.9 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.  As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

Other Investments

At December 31, 2009, we held commercial mortgage loan investments with a carrying value of $1,965.5 million (or 9 percent of total invested assets) and a fair value of $1,756.8 million.  Noncurrent commercial mortgage loans were insignificant at December 31, 2009.  During 2009, we recognized $40.9 million of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary.  During 2008, we recognized $5.8 million of writedowns of commercial mortgage loans for other-than-temporary declines in fair value and recognized losses of $22.1 million from the liquidation of several delinquent commercial mortgage loans.  Realized losses on commercial mortgage loans were not significant in 2007.  We had no allowance for loss on mortgage loans at both December 31, 2009 and 2008.  Approximately 7 percent, 7 percent, 7 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Indiana, Minnesota, Ohio, California and Arizona, respectively.  No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2009 (dollars in millions):

	Number of	Carrying
	loans	value

Retail	341	$797.7
Office building	174	758.0
Industrial	70	298.3
Multi-family	38	94.5
Other	6	17.0

Total commercial mortgage loans	629	$1,965.5

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2009 (dollars in millions):

	Number	Carrying
	of loans	value

Under $5 million	523	$1,030.6
$5 million but less than $10 million	83	559.7
$10 million but less than $20 million	15	197.0
Over $20 million	8	178.2

Total commercial mortgage loans	629	$1,965.5

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2009 (dollars in millions):

	Number	Carrying
	of loans	value

2010	12	$52.2
2011	19	74.7
2012	22	48.3
2013	26	158.0
2014	27	93.5
after 2014	523	1,538.8

Total commercial mortgage loans	629	$1,965.5

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of December 31, 2009 (dollars in millions):

		Estimated fair
Loan-to-value ratio (a)	Carrying value	value

Less than 60%	$694.8	$668.5
60% to 70%	736.8	622.2
70% to 80%	407.4	353.7
80% to 90%	28.0	24.2
Greater than 90%	98.5	88.2

Total	$1,965.5	$1,756.8
__________
(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

At December 31, 2009, we held $293.3 million of trading securities.  We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations.  Our trading securities are held to act as hedges for embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements.  See the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Accounting for Derivatives” for further discussion regarding the embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

Other invested assets also include options backing our equity-indexed products, futures, credit default swaps, forward contracts and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time.  We maintain ownership of the loaned securities.  We require collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.  As of December 31, 2009 and 2008, the fair value of the loaned securities was $178.5 million and $389.3 million, respectively.  As of December 31, 2009 and 2008, the Company had received collateral of $185.7 million and $408.8 million, respectively.  Income generated from the program, net of expenses is recorded as net investment income and totaled $1.2 million, $2.4 million and $1.3 million in 2009, 2008 and 2007, respectively.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2009 and December 31, 2008, primarily reflect:  (i) our net income for 2009; (ii) changes in the fair value of actively managed fixed maturity securities; and (iii) the issuances of common stock and the changes to corporate notes payable as further described in the notes to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations” and “Shareholders’ Equity”.

In accordance with GAAP, we record our actively managed fixed maturity investments, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders’ equity.  At December 31, 2009, we decreased the carrying value of such investments by $.5 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2009 and 2008 was as follows (dollars in millions):

	2009	2008
Total capital:
Corporate notes payable	$1,037.4	$1,311.5

Shareholders’ equity:
Common stock	2.5	1.9
Additional paid-in capital	4,408.8	4,104.0
Accumulated other comprehensive loss	(264.3)	(1,770.7)
Accumulated deficit	(614.6)	(705.2)

Total shareholders’ equity	3,532.4	1,630.0

Total capital	$4,569.8	$2,941.5

The following table summarizes certain financial ratios as of and for the years ended December 31, 2009 and 2008:

	2009		2008

Book value per common share	$14.09		$8.82
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	15.14		18.41

Ratio of earnings to fixed charges	1.38	X	1.01	X

Debt to total capital ratios:
Corporate debt to total capital (b)	23%		45%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	21%		28%
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

Contractual Obligations

The Company’s significant contractual obligations as of December 31, 2009, were as follows (dollars in millions):

		Payment due in
	Total	2010	2011-2012	2013-2014	Thereafter

Insurance liabilities (a)	$53,441.6	$3,563.9	$6,921.1	$6,341.0	$36,615.6
Notes payable (b)	1,358.4	153.7	260.1	670.4	274.2
Investment borrowings (c)	831.4	28.6	159.6	43.3	599.9
Postretirement plans (d)	155.3	4.1	8.8	10.0	132.4
Operating leases and certain other
contractual commitments (e)	205.8	41.0	63.3	41.3	60.2

Total	$55,992.5	$3,791.3	$7,412.9	$7,106.0	$37,682.3
____________________
(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries.  These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments.  The cash flows presented are undiscounted for interest.  As a result, total outflows for all years exceed the corresponding liabilities of $24.3 billion included in our consolidated balance sheet as of December 31, 2009.  As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

In estimating the payments we expect to make to our policyholders, we considered the following:

•	For products such as immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

•
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

•
For short-term insurance products such as Medicare supplement insurance, the future payments relate only to amounts necessary to settle all outstanding claims, including those that have been incurred but not reported as of the balance sheet date.  We estimated these payments based on our historical experience and our expectation of future payment patterns.

•
The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) over the term of the contracts was 4.5 percent.

(b)
Includes projected interest payments based on market rates, as applicable, as of December 31, 2009 and reflects the repurchase of $64 million aggregate principal amount of the 3.5% Debentures and the issuance of $64 million aggregate principal amount of the 7.0% Debentures in February 2010 as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”.  Refer to the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations” for additional information on notes payable.

(c)
These borrowings primarily represent: (i) the securities issued by a VIE and include projected interest payments based on market rates, as applicable, as of December 31, 2009; and (ii) collateralized borrowings from the Federal Home Loan Bank of Indianapolis (“FHLBI”).

(d)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 5.75 percent.

(e)	Refer to the notes to the consolidated financial statements entitled “Commitments and Contingencies” for additional information on operating leases and certain other contractual commitments.

It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods.  For example, the following events could have a material adverse effect on our cash flows:

•	An adverse decision in pending or future litigation.

•	An inability to obtain rate increases on certain of our insurance products.

•	Worse than anticipated claims experience.

•	Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

•	An inability to meet and/or maintain the covenants in our Senior Credit Agreement.

•	A significant increase in policy surrender levels.

•	A significant increase in investment defaults.

•	An inability of our reinsurers to meet their financial obligations.

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

One of the Company’s subsidiaries (Conseco Life) is a member of the FHLBI.  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings.  At December 31, 2009, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings totaled $450.0 million as of December 31, 2009, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $508.2 million at December 31, 2009, which are maintained in a custodial account for the benefit of the FHLBI.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at December 31, 2009

$54.0	May 2012	Variable rate – .267%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .344%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

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

During 2009, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves.  Total asset adequacy and premium deficiency reserves for Washington National, Conseco Life and Bankers Conseco Life were $79.1 million, $257.1 million and $21.2 million, respectively at December 31, 2009.  Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP.  The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including the Company’s ability to change nonguaranteed elements related to certain products consistent with contract provisions.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P and Moody’s are the rating agency’s opinions of the ability of our insurance subsidiaries to repay policyholder claims and obligations when due.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At December 31, 2009, CNO, CDOC (our wholly owned subsidiary and a guarantor under the Senior Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $146 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit Conseco’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  We did not make any contributions to our insurance subsidiaries in 2009, however, a $29.4 million capital contribution was accrued at December 31, 2009, and paid in February 2010.
The following summarizes the legal ownership structure of Conseco’s primary subsidiaries at December 31, 2009:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.2 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC had negative earned surplus at December 31, 2009 as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Conseco Life of Texas	$(1,195.1)	(b)
Washington National	(1,183.2)	(c)
Conseco Health	(6.2)
______________

(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
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

As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $105 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  Although we believe the dividends we are expecting to pay during the twelve months ending December 31, 2010, are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $49 million in the next twelve months, which will not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but will require prior written notice to the Texas state insurance department).  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable).  At December 31, 2009, these subsidiaries had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life and Casualty Company	$109.0	(b)
Colonial Penn	(228.7)	(c)

Subsidiaries of Washington National:
Conseco Insurance Company	(6.6)	(d)
Conseco Life	(401.8)	(e)

__________

(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
(b)	Bankers Life and Casualty Company’s ability to pay ordinary dividends is currently limited to its statutory net income in 2009 of $86.7 million.
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

(d)	Conseco Insurance Company will not be able to pay ordinary dividends until its future earnings result in a positive earned surplus balance.
(e)	We have no plans for Conseco Life to pay dividends to Washington National at any time in the foreseeable future.

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

•	the potential adverse effects on Conseco’s businesses from downgrades by rating agencies;

•	our ability to achieve our operating plan;

•	the potential for future declines in the bond and commercial mortgage loan markets and the potential for further significant recognition of other-than-temporary impairments;

•	the potential need to provide additional capital to our insurance subsidiaries;

•	our ability to continue to achieve compliance with our loan covenants including the financial ratios we are required to maintain;

•	the potential loss of key personnel that could impair our ability to achieve our operating plan;

•	the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets;

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for commercial mortgages based on the use of the MEAF in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009;

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for investments in RMBS in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009; and

•
the potential impact on certain of Conseco’s insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to temporary modifications in statutory prescribed practices.

CNO has significant indebtedness which will require over $218 million in cash to service in the next twelve months (assuming the holders of our 3.5% Debentures require the Company to repurchase their 3.5% Debentures on September 30, 2010 pursuant to their put right).   Achievement of our operating and capital plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company.  These items are discussed further below.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Health Note, the 3.5% Debentures and the 7.0% Debentures) are as follows (dollars in millions):

2010	$141.5	(a)
2011	60.0
2012	65.0
2013	602.1
2016	176.5

	$1,045.1
_____________
(a)
Includes $116.5 million of the 3.5% Debentures.  The holders of our 3.5% Debentures have the right to require the Company to repurchase their 3.5% Debentures for cash on September 30, 2010.  This amount assumes that all remaining holders of our 3.5% Debentures exercise that right.  In February 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $64 million of the 3.5% Debentures and issued $64 million of the 7.0% Debentures.

The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ending December 31, 2010 (dollars in millions):

	From our operations or surplus debenture interest payments	From extraordinary dividends requiring approval and expected capital contributions	Related to previously announced capital transactions	Total
Sources of holding company cash:
Dividends from our insurance subsidiaries:
Conseco Life of Texas	$-	$75.0	$-	$75.0
Washington National	-	20.0	-	20.0
Conseco Health	-	10.0	-	10.0
Surplus debenture interest	48.8	-	-	48.8
Proceeds from issuance of 7.0% Debentures (b)	-	-	110.3	110.3
Administrative services and investment management fees	60.0	-	-	60.0

Total sources of cash expected to be available to service our debt and other obligations	108.8	105.0	110.3	324.1

Uses of holding company cash:
Debt service commitments of CNO:
Estimated interest payments	76.6	-	-	76.6
Scheduled principal payments under the Senior Note	25.0	-	-	25.0
Capital contributions to our insurance subsidiaries	29.4	85.0	-	114.4
Repurchase of 3.5% Debentures (c)	-	-	116.5	116.5
Corporate expense and other	36.9	-	-	36.9

Total expected uses of cash	167.9	85.0	116.5	369.4

Net expected increase (decrease) in cash	(59.1)	$20.0	$(6.2)	(45.3)
Cash balance, beginning of year (a)	146.1			146.1

Projected cash balance, end of year (a)	$87.0			$100.8

_________
(a)	Includes cash balances of our other non-insurance subsidiaries, which are available to CDOC or CNO.
(b)
Amount includes the issuance, in February 2010, of $64.0 million of 7.0% Debentures.  We received aggregate net proceeds of $61.4 million (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions).  The remaining amount represents the 7.0% Debentures that are expected to be issued on the date that the remaining 3.5% Debentures are repurchased.

(c)	Amount includes the repurchase, in February 2010, of $64.0 million of 3.5% Debentures. The remaining amount represents the 3.5% Debentures that will be repurchased later in 2010.

In connection with the Transfer further discussed in the note to the consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”, the Company issued a $125.0 million Senior Note due November 12, 2013 payable to Senior Health.  The Senior Note has a 6 percent interest rate and requires annual principal payments of $25.0 million.  Such amounts are expected to be funded by the Company’s operating activities.  Conseco agreed that it would not pay cash dividends on its common stock while any portion of the Senior Note remained outstanding.

Senior Credit Agreement

On March 30, 2009, we completed Amendment No. 2 to our Senior Credit Agreement, which provided for, among other things:  (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and (iv) the ability of the lender to appoint a financial advisor at the Company’s expense.

Pursuant to its amended terms, the applicable interest rate on the Senior Credit Agreement (based on either a Eurodollar or base rate) was increased.  The Eurodollar rate was equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate).  The base rate was equal to 2.5 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  In addition, the amended agreement required the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Senior Credit Agreement, which fee was added to the principal balance outstanding and was payable at the maturity of the facility.  This 1 percent fee was reported as non-cash interest expense.

The modifications to the Senior Credit Agreement also placed new restrictions on the ability of the Company to incur additional indebtedness.  The amendment:  (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Senior Credit Agreement (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

The Company was permitted to issue unsecured indebtedness that is used solely to pay the holders of the 3.5% Debentures, provided that such indebtedness:  (i) had a maturity date that is no earlier than October 10, 2014; (ii) contained covenants and events of default that are no more restrictive than those in the Senior Credit Agreement; (iii) did not contain any covenants or events of default based on maintenance of the Company’s financial condition; (iv) did not amortize; and (v) did not have a put date or otherwise be callable prior to April 10, 2014, and provided that the amount of such unsecured indebtedness incurred under this provision did not exceed the $293 million of 3.5% Debentures outstanding on March 30, 2009; and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding 3.5% Debentures, did not exceed twice the amount of cash interest currently payable on the outstanding 3.5% Debentures.

The amendment prohibited the Company from redeeming or purchasing the 3.5% Debentures with cash from sources other than those described in the previous paragraph.  The amendment permitted the Company to amend, modify or refinance the Convertible Indebtedness so long as such new indebtedness complied with the restrictions set forth in the previous paragraph.

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

On December 22, 2009, the Company entered into Amendment No. 3 to our Senior Credit Agreement, which provides for, among other things:

(i)
the minimum risk-based capital ratio requirement will remain at 200% through December 31, 2010 and will increase to 225% for 2011 and 250% for 2012 (the risk-based capital requirement was previously scheduled to return to 250% after June 30, 2010);

(ii)
the required minimum level of statutory capital and surplus will remain at $1.1 billion through December 31, 2010 and will increase to $1.2 billion for 2011 and $1.3 billion for 2012 (the required minimum level of statutory capital and surplus was previously scheduled to return to $1.27 billion after June 30, 2010);

(iii)
the interest coverage ratio requirement will remain at 1.50 through December 31, 2010 and will increase to 1.75 for 2011 and 2.00 for 2012 (the interest coverage ratio requirement was previously scheduled to return to 2.00 after June 30, 2010); and

(iv)
the debt to total capital ratio requirement will remain at 32.5% though December 31, 2009 and will decrease to 30% thereafter (the debt to total capital ratio requirement was previously scheduled to return to 30% after June 30, 2010).

The Company also agreed to pay $150 million of the first $200 million of net proceeds from its public offering of common stock (as further discussed below) to the lenders and, in addition, to pay 50% of any net proceeds in excess of $200 million from the offering.  The credit facility previously required the Company to pay 50% of the net proceeds of any equity issuance to the lenders.

The amendment modifies the Company’s principal repayment schedule to eliminate any principal payments in 2010 and provides for principal payments of $35 million in 2011, $40 million in 2012 and $40 million in 2013.  The Company was previously required to make principal repayments equal to 1% of the initial principal balance each year, subject to certain adjustments, and to make additional principal repayments from excess cash flow.

The amendment also provides that the 1% payment in kind, or PIK, interest that has accrued since March 30, 2009 as an addition to the principal balance under the Senior Credit Agreement will be replaced with a payment of an equal amount of cash interest.  The amount of accrued PIK interest ($6.3 million) was paid in cash when the amendment became effective.  The deletion of the 1% PIK interest and the payment of an equal amount of cash interest will not impact reported interest expense.

On November 13, 2009, we repaid $36.8 million of outstanding principal on the Senior Credit Agreement from the proceeds of the issuance of common stock and warrants to Paulson.  On December 22, 2009, the Company repaid $161.4 million of outstanding principal on the Senior Credit Agreement from proceeds of an equity offering.  These transactions are further discussed in the note to the consolidated financial statements entitled “Shareholders’ Equity.”

During 2009, we made scheduled principal payments totaling $5.3 million on our Senior Credit Agreement.  Also, during 2009, we made a mandatory prepayment of $1.2 million based on the Company’s excess cash flows at December 31, 2008 as defined in the Senior Credit Agreement.

In accordance with Amendment No. 3 to our Senior Credit Agreement, the amounts outstanding under the Senior Credit Agreement bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate.  The Eurodollar rate is equal to LIBOR plus 5 percent with a minimum LIBOR rate of 2.5 percent.  The base rate is equal to 4 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  Under the terms of the Senior Credit Agreement, if the Company’s senior secured long-term debt is rated at least “Ba2” by Moody’s and “BB” by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent.  At December 31, 2009, the interest rate on our Senior Credit Agreement was 7.5 percent.

Pursuant to the Senior Credit Agreement, as long as the debt to total capitalization ratio (as defined in the Senior Credit Agreement) is greater than 20 percent and certain insurance subsidiaries (as defined in the Senior Credit Agreement) have financial strength ratings of less than A- from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including:  (i) the issuance of certain indebtedness; (ii) certain equity issuances; and (iii) certain asset sales or casualty events.  The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of December 31, 2009; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	December 31,	development from
	Senior Credit Agreement	2009	December 31, 2009 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% from March 31, 2009 through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	309%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $507 million, or an increase to required risk-based capital of approximately $253 million.

Combined statutory capital and surplus	Greater than $1,100 from March 31, 2009 through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,439 million	Reduction to combined statutory capital and surplus of approximately $339 million.

Debt to total capitalization ratio	Not more than 32.5% from March 31, 2009 through December 31, 2009 and thereafter, not more than 30%.	21.6%	Reduction to shareholders’ equity of approximately $1,620 million or additional debt of $780 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters from March 31, 2009 through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		2.38 to 1	Reduction in cash flows to the holding company of approximately $58 million.

The Senior Credit Agreement included an $80.0 million revolving credit facility that could be used for general corporate purposes and that would mature on June 22, 2009.  In October 2008, the Company borrowed $75.0 million under the revolving credit facility to assure the future availability of this additional liquidity given our concerns with the ability of certain financial institutions to be able to provide funding in the future.  In December 2008, we repaid $20.0 million of the revolving facility and reduced the maximum amount available under the revolving facility to $60.0 million.  At December 31, 2008, there was $55.0 million outstanding under the revolving facility.  In April 2009, we repaid the remaining $55.0 million that was outstanding under the revolving facility portion of our Senior Credit Agreement.  The Company paid a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.  The revolving credit facility interest was based on either a Eurodollar rate or a base rate in the same manner as described above for the Senior Credit Agreement.

The Senior Credit Agreement prohibits or restricts, among other things:  (i) the payment of cash dividends on our common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v)

certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Senior Credit Agreement).  The obligations under our Senior Credit Agreement are guaranteed by Conseco’s current and future domestic subsidiaries, other than:  (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Senior Credit Agreement.  This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of Conseco Life of Texas, Washington National and Conseco Health.

3.5% Debentures

On November 13, 2009, we completed the Tender Offer for $176.5 million aggregate principal amount of the 3.5% Debentures.  The aggregate consideration for the 3.5% Debentures accepted by us in the Tender Offer, plus accrued and unpaid interest thereon, was $177.2 million.  Following the settlement of the Tender Offer, there is $116.5 million aggregate principal amount of the 3.5% Debentures outstanding.

On or after October 5, 2010, the Company may redeem for cash all or a portion of the 3.5% Debentures at any time at a redemption price equal to 100 percent of the accreted principal amount of the 3.5% Debentures plus accrued and unpaid interest.  Holders may require the Company to repurchase in cash all or any portion of the 3.5% Debentures on September 30, 2010 at a repurchase price equal to 100 percent of the accreted principal amount of the 3.5% Debentures to be repurchased, plus accrued and unpaid interest.

As further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $64 million aggregate principal amount of the 3.5% Debentures in February 2010.

7.0% Debentures

On November 13, 2009, we issued $176.5 million aggregate principal amount of our 7.0% Debentures in the initial closing of our private offering of 7.0% Debentures to Morgan Stanley, as the initial purchaser of the 7.0% Debentures.  The net proceeds from the initial closing of the offering of our 7.0% Debentures, after deducting the initial purchaser’s discounts and commissions and  before other offering expenses, totaled $172.0 million.  The Company used the net proceeds to fund a substantial portion of the consideration payable in connection with the Tender Offer for the 3.5% Debentures.  We expect to issue additional 7.0% Debentures, and Morgan Stanley, as the initial purchaser, is required to purchase these additional 7.0% Debentures, subject to the satisfaction of certain conditions, on the following dates:

•	the settlement date of any subsequent tender offers we make for outstanding 3.5% Debentures that expire before October 5, 2010;

•	the settlement date of any privately negotiated transactions that settle before October 5, 2010;

•	September 30, 2010, the date on which we may be required by holders of the 3.5% Debentures, if any, to repurchase such 3.5% Debentures; and

•	October 5, 2010, if we elect to redeem any 3.5% Debentures that remain outstanding on such date.

The net proceeds from any subsequent closings of the 7.0% Debentures offering will be used to fund a substantial portion of the aggregate consideration payable for 3.5% Debentures that we may repurchase or redeem in accordance with the terms of the 3.5% Debentures.

The 7.0% Debentures rank equally in right of payment with all of the Company’s unsecured and unsubordinated obligations including the 3.5% Debentures.  The 7.0% Debentures are governed by an Indenture dated as of October 16, 2009 (the “7.0% Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The 7.0% Debentures bear interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series; provided, however, that if the issuance date of a series of 7.0% Debentures is after the close of business on the interest record for such interest payment date, the first interest payment date will instead be the second interest payment date immediately succeeding the issuance date of such series.  The 7.0% Debentures will mature on December 30, 2016, unless earlier converted.  The 7.0% Debentures may not be redeemed at the Company’s election prior to the stated maturity date and the holders may not require the Company to repurchase the 7.0% Debentures at any time.  The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances.  Commencing on June 30, 2013, the 7.0% Debentures will be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock.  If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of Conseco or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events.  Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share.  The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Indenture.

Except as specified in the 7.0% Indenture, if an event of default (as defined in the 7.0% Indenture), other than an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary (as defined in the 7.0% Indenture), occurs and is continuing, the trustee or holders of more than 50% in principal amount of the outstanding 7.0% Debentures may declare the principal of and accrued but unpaid interest on all of the 7.0% Debentures to be due and payable.  If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary occurs, the principal of, and accrued but unpaid interest on all the 7.0% Debentures will become immediately due and payable without any declaration or other act on the part of the trustee or any holders.  The following are events of default with respect to the 7.0% Debentures:

•	default in payment of any interest due and payable on the 7.0% Debentures and such default continues unremedied for 30 days;

•	default in payment of principal of the 7.0% Debentures when the same becomes due and payable, whether at maturity, upon declaration of acceleration or otherwise;

•
default by the Company or any of the Company’s subsidiaries under any instrument or instruments evidencing indebtedness (other than the 7.0% Debentures) having an outstanding principal amount exceeding $50.0 million (or its equivalent in any other currency or currencies) that has caused the holders thereof to declare such indebtedness to be due and payable prior to its stated maturity;

•
default in payment of indebtedness (other than in respect of swap contracts) for money borrowed by the Company or any of the Company’s subsidiaries in an aggregate principal amount exceeding $50.0 million (or its equivalent in any other currency or currencies) when such indebtedness becomes due and payable at final maturity;

•
a final judgment for a payment exceeding $50.0 million (excluding any amounts covered by insurance) rendered against the Company or any of the Company’s subsidiaries, which judgment is not vacated, discharged or stayed within 30 days after (1) the date on which the right to appeal thereof has expired if no such appeal has commenced, or 920 the date on which all rights to appeal have been extinguished;

•
default in the Company’s performance of any other covenants or agreements in respect of the 7.0% Debentures contained in the 7.0% Indenture or the 7.0% Debentures for 60 days (or (1) solely in the case of the reporting covenant and, if applicable, the covenant set forth in Section 314(a) of the Trust Indenture Act of 1939, as amended, 120 days and (2) solely in the case of the Company’s failure to comply with its obligations to convert 7% Debentures or perform its covenant to reserve and list the common stock issuable upon conversion, 30 days) after written notice to the Company by the trustee or to the Company and the trustee by the holders of at least 25% in aggregate principal amount of all series of 7.0% Debentures then outstanding (acting together as a single class);

•
the occurrence of a change of control after written notice is received by the Company not later than 90 days following the occurrence of such change of control (or with respect to any change of control that occurs prior to the issuance of the first series of 7.0% Debentures, 90 days following the issuance date of such first series of 7.0% Debentures), to the Company by the trustee or to the Company and the trustee by the holders of at least 10% in aggregate principal amount of all series of 7.0% Debentures then outstanding (acting together as a single class); or

•	certain events of bankruptcy, insolvency and reorganization of the Company or one of the Company’s “significant subsidiaries” (as defined in Rule 1-02(w) of Regulation S-X under the Securities Act).

The 7.0% Indenture provides that on and after the date of the 7.0% Indenture, the Company may not:  (i) consolidate with or merge into any other person or sell, convey, lease or transfer the Company’s consolidated properties and assets substantially as an entirety to any other person in any one transaction or series of related transactions; or (ii) permit any person to consolidate with or merge into the Company, unless:

•
if the Company is not the surviving person, then the surviving person formed by such consolidation or into which the Company is merged or the person to which the Company’s properties and assets are so sold, conveyed, leased or transferred shall be a corporation or limited liability company organized and existing under the laws of the United States of America, any State thereof or the District of Columbia; provided that the surviving person (if not the Company) shall execute and deliver to the trustee a supplemental indenture expressly assuming all of the Company’s obligations with respect to the 7.0% Debentures, including, among other things, the payment when due of the principal of and interest on the 7.0% Debentures and the performance of each of the Company’s other covenants under the 7.0% Indenture; and

•	immediately after giving effect to such transaction, no default or event of default with respect to the 7.0% Debentures has occurred and is continuing.

Upon any such consolidation, merger or transfer, the surviving person (if not the Company) shall succeed to, and may exercise every right and power of, the Company under the 7.0% Indenture.

On November 17, 2009, two investment funds managed by Paulson purchased $120.5 million aggregate principal amount of 7.0% Debentures from Morgan Stanley, and other purchasers purchased the remaining $56.0 million aggregate principal amount of 7.0% Debentures from Morgan Stanley.  We have been informed by Morgan Stanley that the two funds managed by Paulson have entered into agreements with Morgan Stanley to purchase up to a total of $79.5 million additional aggregate principal amount of 7.0% Debentures, and other purchasers have agreed to purchase up to the remaining $37.0 million aggregate principal amount of 7.0% Debentures.

Holders of the 3.5% Debentures that remain outstanding have the right to require us to repurchase their debentures for cash on September 30, 2010.  If any 3.5% Debentures remain outstanding after September 30, 2010, we will have the right to redeem such debentures on October 5, 2010 for cash.  As of December 31, 2009, there are $116.5 million in aggregate principal amount of 3.5% Debentures outstanding.  We have commitments from Morgan Stanley to purchase an additional aggregate principal amount of 7.0% Debentures equal to the aggregate principal amount of 3.5% Debentures: (i) that we may purchase pursuant to any subsequent tender offer that expires before October 5, 2010; (ii) that we may purchase in privately negotiated transactions that settle before October 5, 2010; (iii) that holders thereof require us to repurchase on September 30, 2010; or (iv) for any 3.5% Debentures that remain outstanding on October 5, 2010 that we elect to redeem.

As further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we issued $64 million aggregate principal amount of the 7.0% Debentures in February 2010.

Outlook

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and the other transactions summarized above will be sufficient to allow us to meet our debt obligations through the next twelve months.  However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.  For additional discussion regarding the liquidity and other risks that we face, see “Risk Factors”.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements.  First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results.  Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders.  Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2009, approximately 20 percent of our total insurance liabilities, or approximately $5.0 billion, could be surrendered by the policyholder without penalty.  Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the loans underlying such securities.  We follow asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability.  However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities.  In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.  As of December 31, 2009, approximately 41 percent of our insurance liabilities had interest rates that may be reset annually; 41 percent had a fixed explicit interest rate for the duration of the contract; 13 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates.  At December 31, 2009, the average yield, computed on the cost basis of our actively managed fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or equity-indexed products) was 4.5 percent.

We use computer models to simulate the cash flows expected from our existing insurance business under various interest rate scenarios.  These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments and to manage the relationship between the duration of our assets and the expected duration of our liabilities.  When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities.  At December 31, 2009, the adjusted modified duration of our fixed maturity investments (as modified to reflect payments and potential calls) was approximately 9.0 years and the duration of our insurance liabilities was approximately 8.1 years.  We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $455 million if interest rates were to increase by 10 percent from their levels at December 31, 2009.  This compares to a decline in fair value of $185 million based on amounts and rates at December 31, 2008.  Our computer simulated calculations include numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value.  This has occurred in the past and may occur again.  During 2009, we recognized net realized investment losses of $60.5 million, which were comprised of $134.9 million of net gains from the sales of investments (primarily fixed maturities) and $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through other comprehensive loss).  During 2008, we recognized net realized investment losses of $262.4 million, which were comprised of:  (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities) and; (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value.  During 2007, we recognized net realized investment losses of $158.0 million, which were comprised of:  (i) $52.5 million of net losses from the sales of investments (primarily fixed maturities); (ii) $31.8 million of writedowns of investments for other than temporary declines in the fair value; and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies”) as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value.

The Company is subject to risk resulting from fluctuations in market prices of our equity securities. In general, these investments have more year-to-year price variability than our fixed maturity investments.  However, returns over longer time frames have been consistently higher.  We manage this risk by limiting our equity securities to a relatively small portion of our total investments.

Our investment in options backing our equity-linked products is closely matched with our obligation to equity-indexed annuity holders.  Fair value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

Inflation

Inflation rates may impact the financial statements and operating results in several areas.  Inflation influences interest rates, which in turn impact the fair value of the investment portfolio and yields on new investments.  Inflation also impacts a portion of our insurance policy benefits affected by increased medical coverage costs.  Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

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

	2008	2007

Premium collections (all of which are renewal premiums):
Long-term care	$225.9	$269.1

Average liabilities for insurance products, net of reinsurance ceded:
Long-term care	$2,881.2	$2,903.8

Revenues:
Insurance policy income	$227.9	$271.6
Net investment income on general account
invested assets	156.9	166.8

Total revenues	384.8	438.4

Expenses:
Insurance policy benefits	311.2	517.8
Amortization related to operations	16.7	22.5
Gain on reinsurance recapture	(29.7)	-
Loss on Transfer and transaction expenses	363.6	-
Other operating costs and expenses	54.0	63.7

Total benefits and expenses	715.8	604.0

Income (loss) before net realized investment
gains (losses) and income taxes	(331.0)	(165.6)

Net realized investment gains (losses)	(380.1)	2.6

Income (loss) before income taxes	$(711.1)	$(163.0)

Health benefit ratios:
Insurance policy benefits	$311.2	$517.8
Benefit ratio (a)	136.6%	190.6%
Interest-adjusted benefit ratio (b)	67.7%	129.2%

____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing long-term care reserves in our discontinued operations was $156.9 million and $166.8 million in 2008 and 2007, respectively.

Total premium collections were $225.9 million in 2008, down 16 percent from 2007.  We ceased marketing this long-term care business in 2003.  Accordingly, collected premiums have decreased over time as policies lapsed, partially offset by premium rate increases.

Average liabilities for insurance products, net of reinsurance ceded were approximately $2.9 billion in both 2008 and 2007.

Insurance policy income is comprised of premiums earned on these long-term care policies.

Net investment income on general account invested assets decreased 5.9 percent, to $156.9 million, in 2008.  The average balance of general account invested assets was $2.5 billion and $2.9 billion in 2008 and 2007, respectively.  The average yield on these assets was 6.22 percent and 5.73 percent in 2008 and 2007, respectively.  The increase in yield in 2008 reflects the decrease in the cost basis of investments as a result of the recognition of other-than-temporary impairments as further discussed below under net realized investment gains (losses).

Insurance policy benefits fluctuated primarily as a result of the factors summarized below.

Insurance policy benefits were $311.2 million in 2008 and $517.8 million in 2007.

The benefit ratio on this block of business was 136.6 percent and 190.6 percent in 2008 and 2007, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $21.8 million and $123.8 million in 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 127.0 percent and 145.0 percent in 2008 and 2007, respectively.  These ratios reflect the significantly higher level of incurred claims experienced in 2007 resulting in increases in reserves for future benefits as discussed below, adverse development on claims incurred in prior periods as discussed below, and decreases in policy income.  The prior period deficiencies have resulted from the impact of paid claim experience being different than prior estimates, changes in actuarial assumptions and refinements to claimant data used to determine claim reserves.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 67.7 percent and 129.2 percent in 2008 and 2007, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 58.1 percent and 83.6 percent in 2008 and 2007, respectively.

This long-term care business was primarily issued by Senior Health prior to its acquisition by our Predecessor in 1996.  The loss experience on these products has been worse than we originally expected.  Although we anticipated a higher level of benefits to be paid on these products as the policies aged, the paid claims have exceeded our expectations.  In addition, there has been an increase in the incidence and duration of claims in recent periods. This adverse experience is reflected in the higher insurance policy benefits experienced in 2008 and 2007.

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

•
We increased our reserves by $32 million for changes to our assumptions regarding the future duration of existing claims.  We updated these assumptions to reflect our current expectation that policyholders will receive benefits for a longer period based on changing trends in the duration of our claims.

•
We increased our reserves by $31 million related to a block of long-term care policies originally sold by Transport Life Insurance Company (“Transport”) and acquired by our Predecessor.  We estimate claim reserves for this block of business using an aggregate paid loss development method, which uses historical payment patterns to project ultimate losses for all the claims in a given incurral period.  We refined our loss development assumptions by developing separate assumption tables for claimants with and without lifetime benefit periods and for claimants with and without inflationary benefits, since this block’s recent loss experience has been extremely sensitive to the mix of its business.  This adjustment further improved the estimate that was made during the first quarter of 2007, which is described in further detail below.  This adjustment relates to our assumption of future duration of existing claims.

•
We increased our claim reserves by $22 million to better reflect fluctuations in claim inventories related to certain blocks of business.  This increase relates to our estimate of claim status on the reporting date.

•	We increased our claim reserves by $15 million for our estimate of incurred but not reported claims, reflecting recent experience and the impact of the other adjustments on waiver of premium reserves.

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

We had been aggressively seeking actuarially justified rate increases and pursuing other actions on our long-term care policies.  During the third quarter of 2006, we began a new program to file requests for rate increases on various long-term care products of Senior Health as we believed the existing rates were too low to fund expected future benefits.  These filings were expected to be the first of three rounds of rate increase filings for many of the same policies, and in some cases we requested three years of successive rate increases.  We chose to request a series of smaller rate increases, rather than a single large increase, to limit the impact on a policyholder’s premiums in any single year.  The effects of the first round of rate filings were partially realized in our premium revenue.  In the second quarter of 2007, we began filing requests for the second round of rate increases on many of the same policies.  The full effect of all three rounds of rate increases was not expected to be fully realized until 2011.

On April 20, 2004, the Florida Office of Insurance Regulation issued an order to Senior Health, that affected approximately 12,600 home health care policies issued in Florida by Senior Health and its predecessor companies.  Pursuant to the order, Senior Health offered the following three alternatives to holders of these policies subject to rate increases as follows:

•
retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years (which is also the default election for policyholders who failed to make an election by 30 days prior to the anniversary date of their policies) (“option one”);

•	receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years (“option two”); or

•	receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy (“option three”).

Policyholders selecting option one or option two are entitled to receive a contingent non-forfeiture benefit if their policy subsequently lapses.  In addition, policyholders could change their initial election any time up to 30 days prior to the anniversary date of their policies.  We began to implement premium adjustments with respect to policyholder elections in the fourth quarter of 2005 and the implementation of these premium adjustments was completed in 2007.  We did not make any adjustments to the insurance liabilities when these elections were made.  Reserves for all three groups of policies under the order were prospectively adjusted using the prospective revision methodology described in the “Critical Accounting Policies – Accounting for Long-term Care Premium Rate Increases” in “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”.

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

Other operating costs and expenses were $54.0 million in 2008 and $63.7 million in 2007.  Other operating costs and expenses, excluding commission expenses, for this segment were $29.7 million in 2008 and $34.7 million in 2007.

Net realized investment gains (losses) fluctuated each period.  During 2008, net realized investment losses included $.4 million of net gains from the sales of investments (primarily fixed maturities) and $380.5 million of writedowns of investments (which were transferred to the Independent Trust) as a result of our intent not to hold such investments for a period of time sufficient to allow for a full recovery in value.  During 2007, net realized investment gains included $3.8 million from the sales of investments (primarily fixed maturities), and $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information included under the caption “Market-Sensitive Instruments and Risk Management” in Item 7.  “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8.               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors Conseco, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conseco Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting and disclosure of insurance policy benefits and the liabilities for insurance products existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company retrospectively adjusted its historical consolidated financial statements to reflect the adoption of a new accounting standard effective January 1, 2009 regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Also, as discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for the non-credit portion of other-than-temporary impairments of fixed maturity securities.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 3, 2010

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008
(Dollars in millions)

ASSETS

	2009	2008

Investments:
Actively managed fixed maturities at fair value (amortized cost: 2009 - $18,998.0; 2008 - $18,276.3)	$18,528.4	$15,277.0
Equity securities at fair value (cost: 2009 - $30.7; 2008 - $31.0)	31.0	32.4
Mortgage loans	1,965.5	2,159.4
Policy loans	295.2	363.5
Trading securities	293.3	326.5
Securities lending collateral	180.0	393.7
Other invested assets	236.8	95.0

Total investments	21,530.2	18,647.5

Cash and cash equivalents - unrestricted	523.4	894.5
Cash and cash equivalents - restricted	3.4	4.8
Accrued investment income	309.0	298.7
Value of policies inforce at the Effective Date	1,175.9	1,477.8
Cost of policies produced	1,790.9	1,812.6
Reinsurance receivables	3,559.0	3,284.8
Income tax assets, net	1,124.0	2,047.7
Assets held in separate accounts	17.3	18.2
Other assets	310.7	276.7

Total assets	$30,343.8	$28,763.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
December 31, 2009 and 2008
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2009	2008
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,219.2	$13,332.8
Traditional products	10,063.5	9,828.7
Claims payable and other policyholder funds	994.0	1,008.4
Liabilities related to separate accounts	17.3	18.2
Other liabilities	610.4	457.4
Investment borrowings	683.9	767.5
Securities lending payable	185.7	408.8
Notes payable – direct corporate obligations	1,037.4	1,311.5

Total liabilities	26,811.4	27,133.3

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2009 – 250,786,216; 2008 – 184,753,758)	2.5	1.9
Additional paid-in capital	4,408.8	4,104.0
Accumulated other comprehensive loss	(264.3)	(1,770.7)
Accumulated deficit	(614.6)	(705.2)

Total shareholders' equity	3,532.4	1,630.0
Total liabilities and shareholders' equity	$30,343.8	$28,763.3

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2009, 2008 and 2007
(Dollars in millions, except per share data)
	2009	2008	2007
Revenues:
Insurance policy income	$3,093.6	$3,253.6	$2,895.7
Net investment income (loss):
General account assets	1,232.3	1,254.5	1,350.5
Policyholder and reinsurer accounts and other special- purpose portfolios	60.4	(75.7)	19.3
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	134.9	(100.1)	(52.5)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(385.0)	(162.3)	(105.5)
Other-than-temporary impairment losses recognized in other comprehensive loss	189.6	-	-
Net impairment losses recognized	(195.4)	(162.3)	(105.5)
Total realized gains (losses)	(60.5)	(262.4)	(158.0)
Fee revenue and other income	15.6	19.7	23.8

Total revenues	4,341.4	4,189.7	4,131.3

Benefits and expenses:
Insurance policy benefits	3,066.7	3,212.5	2,915.9
Interest expense	117.9	106.5	125.3
Amortization	432.7	367.9	426.8
(Gain) loss on extinguishment or modification of debt	22.2	(21.2)	-
Costs related to a litigation settlement	-	-	64.4
Loss related to an annuity coinsurance transaction	-	-	76.5
Other operating costs and expenses	528.3	520.3	540.4

Total benefits and expenses	4,167.8	4,186.0	4,149.3

Income (loss) before income taxes and discontinued operations	173.6	3.7	(18.0)

Income tax expense (benefit):
Tax expense (benefit) on period income	60.1	9.4	(6.9)
Valuation allowance for deferred tax assets	27.8	403.9	68.0

Income (loss) before discontinued operations	85.7	(409.6)	(79.1)

Discontinued operations, net of income taxes	-	(722.7)	(105.9)

Net income (loss)	85.7	(1,132.3)	(185.0)

Preferred stock dividends	-	-	14.1

Net income (loss) applicable to common stock	$85.7	$(1,132.3)	$(199.1)

Earnings (loss) per common share:
Basic:
Weighted average shares outstanding	188,365,000	184,704,000	173,374,000

Income (loss) before discontinued operations	$.45	$(2.22)	$(.54)
Discontinued operations	-	(3.91)	(.61)
Net income (loss)	$.45	$(6.13)	$(1.15)

Diluted:
Weighted average shares outstanding	193,340,000	184,704,000	173,374,000

Income (loss) before discontinued operations	$.45	$(2.22)	$(.54)
Discontinued operations	-	(3.91)	(.61)
Net income (loss)	$.45	$(6.13)	$(1.15)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

			Accumulated	Retained
		Common stock	other	earnings
	Preferred	and additional	comprehensive	(accumulated
	stock	paid-in capital	loss	deficit)	Total

Balance, December 31, 2006	$667.8	$3,497.5	$(72.6)	$628.9	$4,721.6
Comprehensive loss, net of tax:
Net loss	-	-	-	(185.0)	(185.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $113.0)	-	-	(202.4)	-	(202.4)

Total comprehensive loss					(387.4)

Cost of shares acquired	-	(87.2)	-	-	(87.2)
Stock option and restricted stock plans	-	14.4	-	-	14.4
Change in unrecognized net loss related to deferred compensation plan (net of applicable income tax expense of $.9 million)	-	-	1.7	-	1.7
Reduction of tax liabilities related to various contingencies recognized at the fresh-start date in conjunction with adoption of authoritative guidance	-	6.0	-	-	6.0
Cumulative effect of accounting change pursuant to authoritative guidance	-	-	-	(2.7)	(2.7)
Conversion of preferred stock into common shares	(667.8)	667.8	-	-	-
Dividends on preferred stock	-	-	-	(14.1)	(14.1)

Balance, December 31, 2007	-	4,098.5	(273.3)	427.1	4,252.3

(continued on following page)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
(Dollars in millions)

			Accumulated	Retained
		Common stock	other	earnings
	Preferred	and additional	comprehensive	(accumulated
	stock	paid-in capital	loss	deficit)	Total

Balance, December 31, 2007 (carried forward from prior page)	$-	$4,098.5	$(273.3)	$427.1	$4,252.3
Comprehensive loss, net of tax:
Net loss	-	-	-	(1,132.3)	(1,132.3)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $833.9)	-	-	(1,496.9)	-	(1,496.9)
Change in unrecognized net loss related to deferred compensation plan (net of applicable income tax benefit of $.2 million)	-	-	(.5)	-	(.5)

Total comprehensive loss	-				(2,629.7)

Stock option and restricted stock plans	-	7.4	-	-	7.4

Balance, December 31, 2008	-	4,105.9	(1,770.7)	(705.2)	1,630.0

Comprehensive loss, net of tax:
Net income	-	-	-	85.7	85.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $879.6)	-	-	1,576.5	-	1,576.5
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $36.4)	-	-	(65.2)	-	(65.2)

Total comprehensive loss	-				1,597.0

Issuance of common stock, net	-	296.3	-	-	296.3
Stock option and restricted stock plans	-	9.1	-	-	9.1
Effect of reclassifying noncredit component of previously recognized impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $2.6)	-	-	(4.9)	4.9	-

Balance, December 31, 2009	$-	$4,411.3	$(264.3)	$(614.6)	$3,532.4

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2009, 2008 and 2007
 (Dollars in millions)

	2009	2008	2007
Cash flows from operating activities:
Insurance policy income	$2,747.1	$3,140.7	$2,818.0
Net investment income	1,167.3	1,339.6	1,610.0
Fee revenue and other income	15.6	19.7	23.8
Net sales (purchases) of trading securities	32.3	346.5	(114.3)
Insurance policy benefits	(2,298.8)	(2,722.3)	(2,339.6)
Interest expense	(109.0)	(95.4)	(114.7)
Policy acquisition costs	(407.5)	(459.1)	(545.9)
Other operating costs	(495.8)	(587.0)	(631.3)
Taxes	(7.2)	4.1	(2.7)

Net cash provided by operating activities	644.0	986.8	703.3

Cash flows from investing activities:
Sales of investments	10,709.6	6,832.7	7,192.9
Maturities and redemptions of investments	917.3	695.1	948.4
Purchases of investments	(12,540.4)	(8,193.7)	(9,248.7)
Change in restricted cash	1.4	16.3	2.9
Change in cash held by discontinued operations	-	45.6	(30.9)
Other	(10.6)	(25.8)	(24.2)

Net cash used by investing activities	(922.7)	(629.8)	(1,159.6)

Cash flows from financing activities:
Issuance of notes payable, net	172.0	75.0	200.0
Issuance of common stock	296.3	-	3.4
Payments to repurchase common stock	-	-	(87.2)
Payments on notes payable	(461.2)	(44.0)	(7.8)
Expenses related to debt modification and extinguishment of debt	(14.7)	-	-
Amounts received for deposit products	1,668.9	1,863.4	1,852.2
Withdrawals from deposit products	(1,670.1)	(1,573.3)	(1,989.3)
Investment borrowings	(83.6)	(145.5)	494.7
Dividends paid on preferred stock	-	-	(19.0)

Net cash provided (used) by financing activities	(92.4)	175.6	447.0

Net increase (decrease) in cash and cash equivalents	(371.1)	532.6	(9.3)

Cash and cash equivalents, beginning of year	894.5	361.9	371.2

Cash and cash equivalents, end of year	$523.4	$894.5	$361.9

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

1.       DESCRIPTION OF BUSINESS

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

We manage our business through the following three primary operating segments:  Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.  Our segments are described below:

•
Bankers Life, which consists of the business of Bankers Life and Casualty Company (“Bankers Life”), markets and distributes health and life insurance products and annuities to the middle-income senior market through a dedicated field force of over 5,600 career agents and sales managers supported by a network of over 150 community-based branch offices.  Products include Medicare supplement insurance, life insurance, fixed annuities and long-term care insurance.  Bankers Life also markets and distributes Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry Health Care (“Coventry”) and Medicare Advantage plans primarily through a distribution arrangement with Humana Inc (“Humana”).

•
Colonial Penn, which consists of the business of Colonial Penn Life Insurance Company (“Colonial Penn”), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  Colonial Penn markets its products under its own brand name.

•
Conseco Insurance Group, which markets and distributes specified disease insurance, accident, disability, life insurance and annuities to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Conseco Insurance Group are underwritten by Conseco Insurance Company, Conseco Health Insurance Company (“Conseco Health”) and Washington National Insurance Company (“Washington National”).  This segment also includes blocks of long-term care and other insurance business, in these companies and in Conseco Life Insurance Company (“Conseco Life”), which we no longer market.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

2.	TRANSFER OF SENIOR HEALTH INSURANCE COMPANY OF PENNSYLVANIA TO AN INDEPENDENT TRUST

On November 12, 2008, Conseco and CDOC, Inc. (“CDOC”), a wholly owned subsidiary of Conseco (and together with Conseco, the “Conseco Parties”), completed the transfer (the “Transfer”) of the stock of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to Senior Health Care Oversight Trust, an independent trust (the “Independent Trust”) for the exclusive benefit of Senior Health’s long-term care policyholders.  Consummation of the transaction was subject to the approval of the Pennsylvania Insurance Department.

In connection with the Transfer, the Company entered into a $125.0 million Senior Note due November 12, 2013 (the “Senior Note”), payable to Senior Health.  The note has a five-year maturity date; a 6 percent interest rate; and requires annual principal payments of $25.0 million.  As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, Conseco agreed that it would not pay cash dividends on its common stock while any portion of the $125.0 million note remained outstanding.

Conseco recorded accounting charges totaling $1.0 billion related to the transaction, comprised of Senior Health’s equity (as calculated in accordance with generally accepted accounting principles), an additional valuation allowance for deferred tax assets, the capital contribution to Senior Health and the Independent Trust and transaction expenses.  The accounting charges are summarized as follows (dollars in millions):

Recognition of unrealized losses on investments transferred to the Independent Trust	$380.5	(a)

Gain on reinsurance recapture, net of tax	(19.3)

Increase to deferred tax valuation allowance based on recent results which have had a significant impact on taxable income and the effects of the transaction	298.0

Write-off of remaining shareholder’s equity of Senior Health	159.2	(a)

Additional capital contribution and transaction expenses	204.4	(a)

Total charges	$1,022.8
_________________
(a)
Amount is before the potential tax benefit.  A deferred tax valuation allowance was established for all future potential tax benefits generated by these charges since management had concluded that it is more likely than not that such tax benefits would not be utilized to offset future taxable income.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

As a result of the Transfer, Senior Health’s long-term care business is presented as a discontinued operation for all periods presented.  The operating results from the discontinued operations are as follows (dollars in millions):

	2008	2007

Revenues:
Insurance policy income	$227.9	$271.6
Net investment income	156.9	166.8
Net realized investment gains (losses)	(380.1)	2.6

Total revenues	4.7	441.0

Benefits and expenses:
Insurance policy benefits	311.2	517.8
Amortization	16.7	22.5
Gain on reinsurance recapture (a)	(29.7)	-
Loss on Transfer and transaction expenses	363.6	-
Other operating costs and expenses	54.0	63.7

Total benefits and expenses	715.8	604.0

Income (loss) before income taxes	(711.1)	(163.0)

Income tax expense (benefit):

Tax expense (benefit) on period income	(440.7)	(57.1)

Valuation allowance for deferred tax assets	452.3	-

Net income (loss) from discontinued operations	$(722.7)	$(105.9)

_______________
(a)	In the third quarter of 2008, Senior Health recaptured a block of previously reinsured long-term care business which was included in the business transferred to the Independent Trust.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

3.	BASIS OF PRESENTATION

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We follow the accounting standards established by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”).

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

Equity securities include investments in common stock and non-redeemable preferred stock.  We carry these investments at estimated fair value.  We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders’ equity.  When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations.

Mortgage loans held in our investment portfolio are carried at amortized unpaid balances, net of provisions for estimated losses.  Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate.  Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment.  Prepayment penalties are recognized as investment income when received.

Policy loans are stated at current unpaid principal balances.

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements.  See the sections of this note entitled “Accounting for Derivatives” and “Investment Borrowings” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $293.3 million and $326.5 million at December 31, 2009 and 2008, respectively.

Securities lending collateral primarily consists of fixed maturities, equity securities and cash and cash equivalents.  We carry these investments at estimated fair value.  We record any unrealized gain or loss, net of tax, as a component of shareholders’ equity.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Other invested assets include:  (i) certain call options purchased in an effort to hedge the effects of certain policyholder benefits related to our equity-indexed annuity and life insurance products; and (ii) certain non-traditional investments.  We carry the call options at estimated fair value as further described in the section of this note entitled “Accounting for Derivatives”.  Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method, and promissory notes, which are accounted for using the cost method.

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

When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields.  We also adjust the cost of policies produced for the change in amortization that would have been recorded if actively managed fixed maturity securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  We limit the total adjustment related to the impact of unrealized losses to the total of costs capitalized plus interest related to insurance policies issued in a particular year.  We include the impact of this adjustment in accumulated other comprehensive income within shareholders’ equity.

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

As of January 1, 2007, we adopted authoritative guidance on accounting by insurance enterprises for the cost of policies produced on internal replacements of insurance and investment contracts.  As a result of the authoritative guidance, if an internal replacement modification substantially changes a contract, then the cost of policies produced is written off immediately through the consolidated statement of operations and any new definable cost associated with the new replacement are deferred as the cost of policies produced.  If a contract modification does not substantially change the contract, the amortization of the cost of policies produced on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

We regularly evaluate the recoverability of the unamortized balance of the cost of policies produced.  We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable.  If we determine a portion of the unamortized

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

The Company expects to amortize the balance of the value of policies inforce at the Effective Date as of December 31, 2009 as follows:  13 percent in 2010, 11 percent in 2011, 10 percent in 2012, 9 percent in 2013 and 7 percent in 2014.

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

Recognition of Insurance Policy Income and Related Benefits and Expenses on Insurance Contracts

For universal life and investment contracts that do not involve significant mortality or morbidity risk, the amounts collected from policyholders are considered deposits and are not included in revenue.  Revenues for these contracts consist of charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances.  Such revenues are recognized when the service or coverage is provided, or when the policy is surrendered.

We establish liabilities for investment and universal life products equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period.  Sales inducements provided to the policyholders of these products are recognized as liabilities over the period that the contract must remain in force to qualify for the inducement.  The options attributed to the policyholder related to our equity-indexed annuity products are accounted for as embedded derivatives as described in the section of this note entitled “Accounting for Derivatives”.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

We establish liabilities for traditional life, accident and health insurance, and life contingent payment annuity products using mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate.  We establish liabilities for accident and health insurance products using morbidity tables based on the Company’s actual or expected experience.  These reserves are computed at amounts that, with additions from estimated future premiums received and with interest on such reserves at estimated future rates, are expected to be sufficient to meet our obligations under the terms of the policy.  Liabilities for future policy benefits are computed on a net-level premium method based upon assumptions as to future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses determined when the policies were issued (or with respect to policies inforce at August 31, 2003, the Company’s best estimate of such assumptions on the Effective Date).  We make an additional provision to allow for potential adverse deviation for some of our assumptions.  Once established, assumptions on these products are generally not changed unless a premium deficiency exists.  In that case, a premium deficiency reserve is recognized and the future pattern of reserve changes are modified to reflect the relationship of premiums to benefits based on the current best estimate of future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses, determined without an additional provision for potential adverse deviation.

We establish claim reserves based on our estimate of the loss to be incurred on reported claims plus estimates of incurred but unreported claims based on our past experience.

Accounting for Long-term Care Premium Rate Increases

Many of our long-term care policies were subject to premium rate increases in the three years ending December 31, 2009.  In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the fresh-start date.  With respect to the 2006 premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits.  In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators.  The following describes how we account for these policyholder options:

•
Premium rate increases – If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves.  Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

•
Benefit reductions – A policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts.  This option does not require additional underwriting.  Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

•
Non-forfeiture benefits offered in conjunction with a rate increase – In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase.  In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract.  The balance of our reserves and deferred insurance acquisition costs are released, and a reserve for the new contract is established.

•
Florida Order – In 2004, the Florida Office of Insurance Regulation issued an order to Washington National, regarding home health care business in Florida.  The order required Washington National to offer a choice of three alternatives to holders of home health care policies in Florida subject to premium rate increases as follows:

•	retention of their current policy with a rate increase of 50 percent in the first year and actuarially justified increases in subsequent years;

•	receipt of a replacement policy with reduced benefits and a rate increase in the first year of 25 percent and no more than 15 percent in subsequent years; or

•	receipt of a paid-up policy, allowing the holder to file future claims up to 100 percent of the amount of premiums paid since the inception of the policy.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

Accounting for marketing and reinsurance agreements with Coventry

Prescription Drug Benefit

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug benefit (“PDP”).  In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry’s prescription drug plan, Advantra Rx.  We receive a fee based on the premiums collected on plans sold through our distribution channels.  In addition, Conseco has a quota-share reinsurance agreement with Coventry for Conseco enrollees that provides Conseco with 50 percent of net premiums and related policy benefits subject to a risk corridor.  The Part D program was effective January 1, 2006.

The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

•
For contracts sold prior to 2009, we recognize distribution and licensing fee income from Coventry based upon negotiated percentages of collected premiums on the underlying Medicare Part D contracts.  For contracts sold in 2009 and thereafter, we recognize distribution income based on a fixed fee per PDP contract.  This fee income is recognized over the calendar year term as premiums are collected.

•
We also pay commissions to our agents who sell the plans on behalf of Coventry.  These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

•	We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognize policyholder benefits and ceding commission expense as incurred.

•	We recognize risk-share premium adjustments consistent with Coventry’s risk-share agreement with the Centers for Medicare and Medicaid Services.

Private-Fee-For-Service

Conseco expanded its strategic alliance with Coventry by entering into a national distribution agreement under which our career agents began distributing Coventry’s Private-Fee-For-Service (“PFFS”) plan, beginning January 1, 2007.  The Advantra Freedom product is a Medicare Advantage plan designed to provide seniors with more choices and better coverage at lower cost than original Medicare and Medicare Advantage plans offered through HMOs.  Under the agreement, we received a fee based on the number of PFFS plans sold through our distribution channels.  In addition, Conseco had a quota-share reinsurance agreement with Coventry for Conseco enrollees that provided Conseco with a specified percentage of the net premiums and related profits.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  In July 2009, we announced a strategic alliance under which we would offer Humana’s Medicare Advantage plans to our policyholders and consumers through our career agency force and will receive marketing fees based on sales.  Effective January 1, 2010, we will no longer be assuming the underwriting risk related to PFFS business.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

We received distribution fees from Coventry and we paid sales commissions to our agents for these enrollments.  In addition, we received a specified percentage of the income (loss) related to this business pursuant to a quota-share agreement with Coventry.

The following summarizes our accounting and reporting practices for the PFFS business.

Our accounting for the distribution agreement

•
We received distribution income from Coventry and other parties based on a fixed fee per PFFS contract.  This income was deferred and recognized over the remaining calendar year term of the initial enrollment period.

•
We also paid commissions to our agents who sell the plans on behalf of Coventry and other parties.  These payments were deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

•	We recognized revenue evenly over the period of the underlying PFFS contracts.

•	We recognized policyholder benefits and ceding commission expense as incurred.

Large Group Private-Fee-For-Service Blocks

During 2007 and 2008, Conseco entered into three quota-share reinsurance agreements with Coventry related to the PFFS business written by Coventry under two large group policies.  Conseco received a specified percentage of the net premiums and related profits associated with this business as long as the ceded revenue margin (as defined in the quota-share reinsurance agreements) was less than or equal to five percent.  Conseco also received a specified percentage of the net premiums and related profits on the ceded margin in excess of five percent.  In order to reduce the required statutory capital associated with the assumption of this business, Conseco terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009.  Premiums assumed through these reinsurance agreements totaled $47.5 million in 2009.  The income before income taxes related to the assumed business was $14.0 million during the year ended December 31, 2009.

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

The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy.  The cost of reinsurance ceded totaled $179.4 million, $164.0 million and $202.4 million in 2009, 2008 and 2007, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $477.2 million, $536.3 million and $354.0 million in 2009, 2008 and 2007, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced described above.  Reinsurance premiums assumed totaled $475.5 million, $641.0 million and $307.8 million in 2009, 2008 and 2007, respectively. Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $444.3 million, $609.5 million and $271.4 million in 2009, 2008 and 2007, respectively.  Such premiums assumed included group policy quota-share agreements whereby we assumed:  (i) a specified percentage of the PFFS business written by Coventry under a large group policy effective July 1, 2007 (which was terminated on June 30, 2009); and (ii) a specified percentage of the PFFS business written by Coventry under another large group policy effective May 1, 2008 (which was terminated on December 31, 2008).

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

See the section of this note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

On October 12, 2007, we completed a transaction to coinsure 100 percent of most of the older inforce equity-indexed annuity and fixed annuity business of three of our insurance subsidiaries with Reassure America Life Insurance Company (“REALIC”), a subsidiary of Swiss Re Life & Health America Inc.  The transaction was recorded in our financial statements on September 28, 2007, the date the parties were bound by the coinsurance agreement and all regulatory approvals had been obtained.  In the transaction, REALIC:  (i) paid a ceding commission of $76.5 million; and (ii) assumed the investment and persistency risk of these policies.  Our insurance subsidiaries ceded approximately $2.8 billion of policy and other reserves to REALIC, as well as transferred the invested assets backing these policies on October 12, 2007.  Our insurance subsidiaries remain primarily liable to the policyholders in the event REALIC does not fulfill its obligations under the agreements.  Accordingly, our insurance liabilities continue to include the amounts ceded for these policies, which is offset by a corresponding amount in reinsurance receivables.  The coinsurance transaction had an effective date of January 1, 2007.

Pursuant to the terms of the annuity coinsurance agreement, the ceding commission was based on the January 1, 2007 value of the assets and liabilities related to the ceded block.  The earnings (loss) after income taxes on the business from January 1, 2007 through September 28, 2007, resulted in increases (decreases) to the loss calculated as of January 1, 2007.  Such after-tax earnings (loss) include the fair value declines on invested assets transferred to the reinsurer occurring during the first three quarters of 2007.

The following summarizes the profits and losses recognized on this business in 2007 (dollars in millions):

	2007

Net earnings on the block before tax	$17.0

Realized investment losses, net of amortization of insurance intangibles	(40.6)

Loss related to the annuity coinsurance transaction	(76.5)	(a)

Net loss before income taxes	$(100.1)
____________
(a)
Amount represents the net loss before income taxes recognized on the annuity coinsurance transaction during 2007, including the earnings and losses on the block during that period and the loss recognized upon completion of the transaction.  The following summarizes the components of the loss before income taxes (dollars in millions):

Assets received (transferred)
Investments	$(2,560.8)
Accrued investment income	(28.7)
Value of policies inforce at the Effective Date	(198.9)
Cost of policies produced	(20.5)
Reinsurance receivables	2,764.3
Other	(31.9)

Net loss before income taxes	$(76.5)

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

In 2008, Bankers Life entered into a reinsurance agreement, as amended, pursuant to which it ceded 70 percent of its new 2008 and 2009 long-term care business, excluding certain business sold in the state of Florida.  The amount reinsured decreases to 50 percent in the first quarter of 2010 and to 25 percent thereafter.  The pre-tax impact of this reinsurance agreement was not significant in 2008.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

In September 2009, we completed a transaction under which two insurance companies in our Conseco Insurance Group unit coinsured, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies with Wilton Reassurance Company (“Wilton Re”).  In the transaction, Wilton Re paid a ceding commission of $55.8 million and will coinsure and administer 100 percent of these policies.  The Conseco companies transferred to Wilton Re $401.6 million in cash and policy loans and $457.4 million of policy and other reserves.  Most of the policies involved in the transaction were issued by companies prior to their acquisition by Conseco.  Approximately 70 percent of the policies being coinsured are from Washington National; the remainder are from Conseco Insurance Company.  We recorded a deferred gain of approximately $26 million in 2009 which will be recognized over the remaining life of the block of insurance policies coinsured with Wilton Re. We also increased our deferred tax valuation allowance by $20 million in 2009 as a result of reassessing the recovery of our deferred tax assets upon completion of the transaction.

In November 2009, we entered into a transaction under which Bankers Life coinsured, with an effective date of October 1, 2009, about 234,000 life insurance policies with Wilton Re.  In the transaction, Wilton Re paid a ceding commission of $44 million and will 50% coinsure these policies, which will continue to be administered by Bankers Life.  In the transaction, Bankers Life transferred to Wilton Re $73 million in investment securities and policy loans and $117 million of policy and other reserves.  As a result of the transaction, we recorded an increase to our deferred tax valuation allowance of $18 million in 2009, as a result of reassessing the recovery of our deferred tax assets upon completion of the transaction.  We also recorded a pre-tax deferred cost of reinsurance of $32 million, which, in accordance with GAAP, will be amortized over the life of the block.

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

At December 31, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

Investment Borrowings

One of the Company’s insurance subsidiaries (Conseco Life) is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings.  At December 31, 2009, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings from the FHLBI totaled $450.0 million as of December 31, 2009, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $508.2 million at December 31, 2009, which are maintained in a custodial account for the benefit of the FHLBI.  Such investments are classified as actively managed fixed maturities in our

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

consolidated balance sheet.  Conseco Life recognized interest expense of $20.3 million, $21.9 million and $16.7 million in 2009, 2008 and 2007, respectively, related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at December 31, 2009

$54.0	May 2012	Variable rate – .267%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .344%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At December 31, 2009, the aggregate fee to prepay all fixed rate borrowings was $43.8 million.

At December 31, 2009, investment borrowings consisted of:  (i) collateralized borrowings from the FHLBI of $450.0 million; (ii) $229.1 million of securities issued to other entities by a variable interest entity (“VIE”) which is consolidated in our financial statements as further discussed in the note to the consolidated financial statements entitled “Investment in a Variable Interest Entity”; and (iii) other borrowings of $4.8 million.

At December 31, 2008, investment borrowings consisted of:  (i) collateralized borrowings of $450.0 million; (ii) $311.7 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $5.8 million.

Accounting for Derivatives

Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options or call spreads referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the product’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to equity-indexed products were $50.7 million, $(104.3) million and $(8.5) million during 2009, 2008 and 2007, respectively. These amounts were substantially offset by a corresponding charge to insurance policy benefits.  The estimated fair value of these options was $114.9 million and $17.6 million at December 31, 2009 and 2008, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives.  While the Company does not purchase options to hedge liabilities which may arise after the current policy anniversary date, the Company must value the related forward embedded options in the policies at fair value.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  Effective January 1, 2008, we adopted authoritative guidance related to fair value measurements which required us to value the embedded derivatives reflecting a hypothetical market perspective for fair value measurement.  We recorded a charge of $1.8 million to net income (after the effects of the amortization of the value of policies inforce at the Effective Date and the cost of policies produced (collectively referred to as “amortization of insurance acquisition costs”) and income taxes), attributable to changes in the fair value of the embedded derivatives as a result of adopting such guidance.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $494.4 million and $430.6 million at December 31, 2009 and 2008, respectively.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the derivatives we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2009, all of our counterparties were rated “A-” or higher by Standard & Poor’s Corporation (“S&P”).

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $1.6 million and $6.6 million at December 31, 2009 and 2008, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

Multibucket Annuity Product

The Company’s multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy.  Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company’s investment portfolio.  Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies.  The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract.  The investments backing the market strategies of these products are designated by the Company as trading securities.  The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products.  As of December 31, 2009, we hold insurance liabilities of $70.6 million related to multibucket annuity products.

Stock Based Compensation

Prior to January 1, 2006, we measured compensation cost for our stock option plans using the intrinsic value method.  Under this method, compensation cost was recorded when the quoted market price at the grant date exceeded the amount an employee had to pay to acquire the stock.  When the Company issued employee stock options with an exercise price equal to or greater than the market price of our stock on the grant date, no compensation cost was recorded.  Authoritative guidance required disclosures of the pro forma effects of using the fair value method of accounting for stock options.

In December 2004, the FASB issued authoritative guidance which provided additional guidance on accounting for share-based payments and required all such awards to be measured at fair value with the related compensation cost recognized in the statement of operations over the related service period.  Conseco implemented the guidance using the modified prospective method on January 1, 2006.  Under this method, the Company began recognizing compensation cost for all awards granted on or after January 1, 2006.  In addition, we are required to recognize compensation cost over the remaining requisite service period for the portion of outstanding awards that were not vested as of January 1, 2006 and were not previously expensed on a pro forma basis pursuant to the guidance.  The guidance also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as previously required.  During 2009 and 2008, we did not capitalize any stock-based compensation expense as cost of policies produced or any other asset category.

Fair Value Measurements

Effective January 1, 2008, we adopted authoritative guidance which clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements.  The guidance is intended to increase consistency and comparability among fair value estimates used in financial reporting and the disclosure requirements are intended to provide users of financial statements with the ability to assess the reliability of an entity’s fair value measurements.  The initial adoption of the guidance resulted in a charge of $1.8 million to net income (after the effects of the amortization of insurance acquisition costs and income taxes) in the first quarter of 2008, attributable to changes in the liability for the embedded derivatives associated with our equity-indexed annuity products.  The change resulted from the incorporation of risk margins into the estimated fair value calculation for this

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

liability.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivates related to our equity-indexed annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained is dependent on the Company’s analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 6 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances, issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size and time to maturity.

Privately placed securities comprise approximately 79 percent of our actively managed fixed maturities classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.

For certain Level 3 assets, we have increased our default assumptions based on our review of the underlying collateral. The changes in our assumptions resulted in lower cash flow estimates for some of our subordinated tranches and have resulted in such securities being impaired.  The default rate we expect to experience related to the collateral underlying the subordinated tranches increased from 1.7 percent to 7.6 percent for the experience expected in 2009; from .8 percent to 3.2 percent for 2010; and from .8 percent to 1.5 percent for each year subsequent to 2010.  However, the changes in assumptions did not change our cash flow estimates for the non-subordinated tranches within our Level 3 investments.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $26.7 million (including $16.1 million of impairment losses recognized through accumulated other comprehensive loss) during 2009.

As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’ valuation to other pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk.  For certain embedded derivatives, we may use actuarial assumptions in the determination of fair value.

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2009 is as follows (dollars in millions):

	Quoted prices
	in active	Significant
	markets for	other		Significant
	identical assets	observable		unobservable
	or liabilities	inputs		inputs
	(Level 1)	(Level 2)		(Level 3)		Total

Assets:
Actively managed fixed maturities	$56.5	$16,074.0		$2,397.9		$18,528.4
Equity securities	.1	-		30.9		31.0
Trading securities	4.3	285.3		3.7		293.3
Securities lending collateral	-	97.2		36.6		133.8
Other invested assets	-	192.6	(a)	2.4	(b)	195.0
Assets held in separate accounts	-	17.3		-		17.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products				496.0	(c)	496.0
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $494.4 million of embedded derivatives associated with our equity-indexed annuity products and $1.6 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2008 is as follows (dollars in millions):

	Quoted prices
	in active	Significant
	markets for	other		Significant
	identical assets	observable		unobservable
	or liabilities	inputs		inputs
	(Level 1)	(Level 2)		(Level 3)		Total

Assets:
Actively managed fixed maturities	$74.9	$13,326.0		$1,876.1		$15,277.0
Equity securities	-	-		32.4		32.4
Trading securities	8.8	315.0		2.7		326.5
Securities lending collateral	-	170.3		48.1		218.4
Other invested assets	-	55.9	(a)	2.3	(b)	58.2
Assets held in separate accounts	-	18.2		-		18.2

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		437.2	(c)	437.2
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $430.6 million of embedded derivatives associated with our equity-indexed annuity products and $6.6 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2009 (dollars in millions):

						Embedded
						derivative
						instruments
	Actively					included in
	managed			Securities	Other	liabilities for
	fixed	Equity	Trading	lending	invested	insurance
	maturities	securities	securities	collateral	assets	products

Assets:
Beginning balance as of December 31, 2008	$1,876.1	$32.4	$2.7	$48.1	$2.3	$(437.2)
Purchases, sales, issuances and settlements, net	199.1	(.3)	-	(17.1)	-	(63.8)
Total realized and unrealized gains (losses):
Included in net loss	(15.2)	-	1.0	(.9)	(3.4)	5.0
Included in other comprehensive income (loss)	327.5	(1.2)	-	(9.4)	3.5	-
Transfers into Level 3	32.2	-	-	20.4	-	-
Transfers out of Level 3 (a)	(21.8)	-	-	(4.5)	-	-

Ending balance as of December 31, 2009	$2,397.9	$30.9	$3.7	$36.6	$2.4	$(496.0)

Amount of total gains (losses) for the year ended December 31, 2009 included in our net loss relating to assets and liabilities still held as of the reporting date	$(3.9)	$-	$1.0	$(.9)	$(3.4)	$7.3
___________
(a)	Transfers out of Level 3 are reported as having occurred at the beginning of the period.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2008 (dollars in millions):

						Embedded
						derivative
						instruments
	Actively					included in
	managed			Securities	Other	liabilities for
	fixed	Equity	Trading	lending	invested	insurance
	maturities	securities	securities	collateral	assets	products

Assets:
Beginning balance as of December 31, 2007	$1,753.3	$34.5	$11.8	$105.7	$4.3	$(354.6)
Purchases, sales, issuances and settlements, net	465.4	(3.0)	(6.3)	(18.7)	(1.4)	(10.6)
Total realized and unrealized gains (losses):
Included in net loss	(18.9)	-	(2.3)	-	.9	(72.0)
Included in other comprehensive income (loss)	(247.9)	.9	-	(2.6)	(1.5)	-
Transfers into Level 3	33.4	-	-	-	-	-
Transfers out of Level 3 (a)	(109.2)	-	(.5)	(36.3)	-	-

Ending balance as of December 31, 2008	$1,876.1	$32.4	$2.7	$48.1	$2.3	$(437.2)

Amount of total gains (losses) for the year ended December 31, 2008 included in our net loss relating to assets and liabilities still held as of the reporting date	$(5.6)	$-	$(1.6)	$-	$.9	$(72.0)
___________
(a)	Transfers out of Level 3 are reported as having occurred at the beginning of the period.

At December 31, 2009, 86 percent of our Level 3 actively managed fixed maturities were investment grade and 94 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in 2009 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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

Mortgage loans and policy loans.  We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers with similar credit ratings.  We aggregate loans with similar characteristics in our calculations.  The fair value of policy loans approximates their carrying value.

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

Investment borrowings and notes payable.  For publicly traded debt, we use current fair values.  For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The estimated fair values of our financial instruments at December 31, 2009 and 2008, were as follows (dollars in millions):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Actively managed fixed maturities	$18,528.4	$18,528.4	$15,277.0	$15,277.0
Equity securities	31.0	31.0	32.4	32.4
Mortgage loans	1,965.5	1,756.8	2,159.4	2,122.1
Policy loans	295.2	295.2	363.5	363.5
Trading securities	293.3	293.3	326.5	326.5
Securities lending collateral	180.0	180.0	393.7	393.7
Other invested assets	236.8	236.8	95.0	95.0
Cash and cash equivalents	526.8	526.8	899.3	899.3

Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,219.2	$13,219.2	$13,332.8	$13,332.8
Investment borrowings	683.9	683.9	767.5	767.5
Notes payable – direct corporate obligations	1,037.4	1,041.7	1,311.5	777.3
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2009 and 2008.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as the cost of policies produced.  Sales inducements deferred totaled $28.4 million, $47.1 million and $52.4 million in 2009, 2008 and 2007, respectively.  Amounts amortized totaled $30.2 million, $16.7 million and $18.4 million in 2009, 2008 and 2007, respectively.  The unamortized balance of deferred sales inducements was $177.6 million and $179.4 million at December 31, 2009 and 2008, respectively.  The balance of insurance liabilities for persistency bonus benefits was $136.2 million and $195.9 million at December 31, 2009 and 2008, respectively.

Out-of-Period Adjustments

We recorded the net effects of certain out-of-period adjustments which decreased our net income by $2.7 million (or one cent per diluted share) in 2009.  We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to 2009, as well as the materiality to the periods in which they originated.  The impact of correcting these errors in prior years was not significant to any individual period.  Management believes these errors are immaterial to the consolidated annual financial statements.

Recently Issued Accounting Standards

Pending Accounting Standards

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements related to fair value.  An entity will be required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, and separately present information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3.  In addition, the guidance amends the fair value disclosure

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level.  The guidance will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements, which are effective for reporting periods beginning after December 15, 2010.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

On April 9, 2009, the FASB issued authoritative guidance regarding the recognition and presentation of an other-than-temporary impairment and requires additional disclosures.  The recognition provision within this guidance applies only to fixed maturity investments that are subject to the other-than-temporary impairments.  If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into:  (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors.  The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive loss, net of taxes and related amortization.  The guidance requires a cumulative effect adjustment to accumulated deficit and a corresponding adjustment to accumulated other comprehensive loss to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which we do not intend to sell and it is more likely than not that we will not be required to sell such securities before recovery of the amortized cost basis.  The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective January 1, 2009.  The cumulative effect of adopting this guidance was a $4.9 million net decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive loss.

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

In May 2008, the FASB issued authoritative guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The guidance was applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements.  In October 2009, the Company reissued its financial statements as December 31, 2008 and 2007, and for the three years ended December 31, 2008, to reflect the adoption of this authoritative guidance on a retrospective basis.  The adoption of the guidance affected the accounting for our 3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”).  Upon adoption of the guidance, the effective interest rate on our 3.5% Debentures increased to 7.4 percent, which resulted in the recognition of a $45 million discount to these notes with the offsetting after tax amount recorded to paid-in capital.  Such discount is amortized as interest expense over the remaining life of the 3.5% Debentures.

Amounts related to the 3.5% Debentures are reflected in our consolidated balance sheet at December 31, 2009 and 2008, as follows (dollars in millions):

	December 31,
	2009	2008

Increase to additional paid-in capital	$28.0	$28.0

Par value of 3.5% Debentures	$116.5	$293.0
Unamortized discount	(3.3)	(18.3)

Carrying value of 3.5% Debentures	$113.2	$274.7

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Interest expense related to the 3.5% Debentures includes the following at December 31, 2009, 2008 and 2007 (dollars in millions):

	2009	2008	2007

Contractual interest expense	$9.4	$11.3	$11.5
Amortization of discount	9.4	9.5	8.9
Amortization of debt issue costs	1.1	1.3	1.3

Total interest expense	$19.9	$22.1	$21.7

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

In December 2007, the FASB issued authoritative guidance which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests).  The guidance establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability.  It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable.  Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses.  The guidance is effective for fiscal years beginning on or after December 15, 2008.  The initial adoption of this guidance had no effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value, with certain exceptions.  Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits.  The guidance also provides for a substantial number of new disclosure requirements.  The guidance is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008.  We expect that the guidance will have an effect on our accounting for business combinations, if any, that are made in the future.  In addition, the guidance changes the previous requirement that reductions in a valuation allowance for deferred tax assets established in conjunction with the implementation of fresh-start accounting be recognized as a direct increase to additional paid-in capital.  Instead, the revised standard requires that any such reduction be reported as a decrease to income tax expense through the consolidated statement of operations.  Accordingly, any reductions to our valuation allowance for deferred tax assets will be reported as a decrease to income tax expense, after the effective date of the guidance.

In December 2008, the FASB issued authoritative guidance which required public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets and to provide additional disclosures about their involvement with VIEs.  The guidance was effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008.  We adopted the guidance on December 31, 2008 and it did not have a material

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

effect on our consolidated financial statements.

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

In April 2007, FASB issued authoritative guidance which allows fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances.  The guidance also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts.  We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.  All collateral is maintained in a tri-party custodial account.  At December 31, 2008, $11.4 million of derivative liabilities had been offset against derivative assets executed with the same counterparty under master netting arrangements.  There were no such derivative liabilities offset against derivative assets at December 31, 2009.  We adopted the guidance on January 1, 2008, and it did not have a material effect on our consolidated financial statements.

5.	INVESTMENTS

At December 31, 2009, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade (a):
Corporate securities	$13,069.8	$371.9	$(315.4)	$13,126.3
United States Treasury securities and obligations of United States government corporations and agencies	268.5	4.6	(3.5)	269.6
States and political subdivisions	924.2	3.0	(78.4)	848.8
Debt securities issued by foreign governments	4.8	.3	-	5.1
Asset-backed securities	154.1	1.7	(17.9)	137.9
Collateralized debt obligations	84.1	1.2	(.6)	84.7
Commercial mortgage-backed securities	867.7	6.2	(108.2)	765.7
Mortgage pass-through securities	41.1	1.6	(.1)	42.6
Collateralized mortgage obligations	1,801.4	4.2	(81.0)	1,724.6

Total investment grade actively managed fixed maturities	17,215.7	394.7	(605.1)	17,005.3

Below-investment grade (a):
Corporate securities	1,275.4	5.8	(116.1)	1,165.1
States and political subdivisions	6.9	-	(2.1)	4.8
Asset-backed securities	90.9	-	(36.7)	54.2
Collateralized debt obligations	12.8	-	(4.7)	8.1
Commercial mortgage-backed securities	1.6	-	(1.3)	.3
Collateralized mortgage obligations	394.7	-	(104.1)	290.6

Total below-investment grade actively managed fixed maturities	1,782.3	5.8	(265.0)	1,523.1

Total actively managed fixed maturities	$18,998.0	$400.5	$(870.1)	$18,528.4

Equity securities	$30.7	$.8	$(.5)	$31.0

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

_______________
(a)
Investment ratings – Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (Moody’s Investor Services, Inc. (“Moody’s”), S&P or Fitch Ratings (“Fitch”)), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody’s or rated “BBB-” or higher by S&P and Fitch.  NAIC designations of “3” through “6” are referred to as below investment grade (which generally are rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below investment grade throughout our consolidated financial statements are determined as described above.

At December 31, 2008, the amortized cost and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade:
Corporate securities	$11,963.9	$76.5	$(1,819.2)	$10,221.2
United States Treasury securities and obligations of United States government corporations and agencies	122.3	8.7	(.4)	130.6
States and political subdivisions	427.4	.4	(52.2)	375.6
Debt securities issued by foreign governments	6.2	.1	(.8)	5.5
Asset-backed securities	291.3	-	(87.6)	203.7
Collateralized debt obligations	122.5	.3	(31.1)	91.7
Commercial mortgage-backed securities	808.9	.7	(263.1)	546.5
Mortgage pass-through securities	75.0	1.4	(.1)	76.3
Collateralized mortgage obligations	2,901.5	59.0	(533.7)	2,426.8

Total investment grade actively managed fixed maturities	16,719.0	147.1	(2,788.2)	14,077.9

Below-investment grade:
Corporate securities	1,498.1	21.4	(367.4)	1,152.1
States and political subdivisions	8.6	-	(1.6)	7.0
Debt securities issued by foreign governments	4.2	-	(1.1)	3.1
Collateralized debt obligations	11.8	-	(6.9)	4.9
Commercial mortgage-backed securities	23.3	-	(2.6)	20.7
Collateralized mortgage obligations	11.3	-	-	11.3

Total below-investment grade actively managed fixed maturities	1,557.3	21.4	(379.6)	1,199.1

Total actively managed fixed maturities	$18,276.3	$168.5	$(3,167.8)	$15,277.0

Equity securities	$31.0	$1.5	$(.1)	$32.4

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

At December 31, 2009, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in other comprehensive loss and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

					Other-than-
					temporary
					impairments
		Gross	Gross		included in other
	Amortized	unrealized	unrealized	Estimated	comprehensive
	cost	gains	losses	fair value	loss

Corporate securities	$14,345.2	$377.7	$(431.5)	$14,291.4	$-
United States Treasury securities and obligations of United States government corporations and agencies	268.5	4.6	(3.5)	269.6	-
States and political subdivisions	931.1	3.0	(80.5)	853.6	-
Debt securities issued by foreign governments	4.8	.3	-	5.1	-
Asset-backed securities	245.0	1.7	(54.6)	192.1	(35.1)
Collateralized debt obligations	96.9	1.2	(5.3)	92.8	-
Commercial mortgage-backed securities	869.3	6.2	(109.5)	766.0	(1.4)
Mortgage pass-through securities	41.1	1.6	(.1)	42.6	-
Collateralized mortgage obligations	2,196.1	4.2	(185.1)	2,015.2	(132.4)

Total investment grade actively managed fixed maturities	$18,998.0	$400.5	$(870.1)	$18,528.4	$(168.9)

Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of December 31, 2009 and 2008 were as follows (dollars in millions):

	2009	2008

Net unrealized depreciation on actively managed fixed maturity securities on which an other-than-temporary impairment loss has been recognized	$(133.5)	$-
Net unrealized losses on all other investments	(339.9)	(3,015.9)
Adjustment to value of policies inforce at the Effective Date	10.7	111.0
Adjustment to cost of policies produced	59.8	154.8
Unrecognized net loss related to deferred compensation plan	(8.2)	(8.0)
Deferred income tax asset	146.8	987.4

Accumulated other comprehensive loss	$(264.3)	$(1,770.7)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Concentration of Actively Managed Fixed Maturity Securities

The following table summarizes the carrying values of our actively managed fixed maturity securities by category as of December 31, 2009 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Collateralized mortgage obligations	$2,015.2	10.9%	$(185.1)	21.3%
Utilities	1,928.8	10.4	(32.1)	3.7
Energy/pipelines	1,687.1	9.1	(19.9)	2.3
Healthcare/pharmaceuticals	1,420.9	7.7	(23.1)	2.7
Food/beverage	1,247.5	6.7	(16.9)	1.9
States and political subdivisions	853.6	4.6	(80.5)	9.3
Banks	848.6	4.6	(97.6)	11.2
Insurance	845.8	4.6	(63.0)	7.2
Cable/media	792.9	4.3	(22.0)	2.5
Commercial mortgage-backed securities	766.0	4.1	(109.5)	12.6
Capital goods	689.0	3.7	(12.0)	1.4
Aerospace/defense	563.2	3.0	(10.9)	1.2
Telecom	547.7	2.9	(12.3)	1.4
Real estate/REITs	542.4	2.9	(27.6)	3.2
Transportation	473.9	2.6	(4.9)	.6
Building materials	344.6	1.9	(7.6)	.9
Consumer products	283.1	1.5	(5.7)	.6
Technology	282.1	1.5	(9.6)	1.1
U.S. Treasury and Obligations	269.6	1.5	(3.5)	.4
Chemicals	214.1	1.2	(3.9)	.4
Entertainment/hotels	198.9	1.1	(6.2)	.7
Asset-backed securities	192.1	1.0	(54.6)	6.3
Other	1,521.3	8.2	(61.6)	7.1

Total actively managed fixed maturities	$18,528.4	100.0%	$(870.1)	100.0%

Below-Investment Grade Securities

At December 31, 2009, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,782.3 million, or 9 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,523.1 million, or 85 percent of the amortized cost.

Below-investment grade fixed maturity securities with an amortized cost of $284.7 million and an estimated fair value of $262.3 million are held by a VIE that we are required to consolidate.  These fixed maturity securities are legally isolated and are not available to the Company.  The liabilities of such VIE will be satisfied from the cash flows generated by these securities and are not obligations of the Company.  Refer to the note to the consolidated financial statements entitled “Investment in a Variable Interest Entity” concerning the Company’s investment in the VIE.

Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade corporate debt securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade corporate debt securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of actively managed fixed maturities at December 31, 2009, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as “structured securities”.  Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

		Estimated
	Amortized	fair
	cost	value

Due in one year or less	$76.9	$77.4
Due after one year through five years	1,357.9	1,359.2
Due after five years through ten years	4,874.1	4,932.4
Due after ten years	9,240.7	9,050.7

Subtotal	15,549.6	15,419.7

Structured securities	3,448.4	3,108.7

Total actively managed fixed maturities	$18,998.0	$18,528.4

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2009	2008	2007

Fixed maturities	$1,083.7	$1,094.4	$1,194.9
Trading income related to policyholder and reinsurer accounts and other special-purpose portfolios	9.7	28.6	27.8
Equity securities	1.5	1.4	1.6
Mortgage loans	130.8	126.1	109.3
Policy loans	21.2	23.6	26.5
Options related to equity-indexed products:
Option income (loss)	(63.0)	(71.9)	43.8
Change in value of options	113.7	(32.4)	(52.3)
Other invested assets	11.4	13.8	10.8
Cash and cash equivalents	1.1	11.9	24.0

Gross investment income	1,310.1	1,195.5	1,386.4
Less investment expenses	17.4	16.7	16.6

Net investment income	$1,292.7	$1,178.8	$1,369.8

The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled $39.8 million and $15.5 million at December 31, 2009 and 2008, respectively.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2009	2008	2007

Actively managed fixed maturity securities:
Realized gains on sale	$367.9	$110.3	$81.9
Realized losses on sale	(233.9)	(177.3)	(124.7)
Impairments:
Total other-than-temporary impairment losses	(337.8)	(152.7)	(98.3)
Other-than-temporary impairment losses recognized in other comprehensive loss	188.3	-	-

Net impairment losses recognized	(149.5)	(152.7)	(98.3)

Net realized investment losses from fixed maturities	(15.5)	(219.7)	(141.1)

Equity securities	-	-	(5.0)
Commercial mortgage loans	(13.5)	(19.7)	(.2)
Other-than-temporary declines in fair value of mortgage loans and other invested assets	(45.9)	(9.6)	(7.2)
Other	14.4	(13.4)	(4.5)

Net realized investment losses	$(60.5)	$(262.4)	$(158.0)

During 2009, we recognized net realized investment losses of $60.5 million, which were comprised of $134.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $10.7 billion and $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through other comprehensive loss).

During 2008, we recognized net realized investment losses of $262.4 million, which were comprised of:  (i) $100.1 million of net losses from the sales of investments (primarily fixed maturities); and (ii) $162.3 million of writedowns of investments for other than temporary declines in fair value (no single investment accounted for more than $10 million of such writedowns).  During 2007, net realized investment losses included:  (i) $52.5 million of net losses from the sales of investments (primarily fixed maturities); (ii) $31.8 million of writedowns of investments for other than temporary declines in fair value (no single investment accounted for more than $5.0 million of such writedowns); and (iii) $73.7 million of writedowns of investments (which were subsequently transferred pursuant to a coinsurance agreement as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Reinsurance”) as a result of our intent not to hold such investments for a period of time sufficient to allow for any anticipated recovery in value.

At December 31, 2009, fixed maturity securities in default as to the payment of principal or interest had an aggregate amortized cost of $15.0 million and a carrying value of $15.7 million.  We also had mortgage loans with an aggregate carrying value of $24.1 million that were in the process of foreclosure at December 31, 2009.

During 2009, the $195.4 million of other-than-temporary impairments we recorded in earnings included:  (i) $83.6 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $40.9 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $13.8 million of losses related to securities issued by a large commercial lender that recently filed bankruptcy; and (iv) $57.1 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During 2009, the $233.9 million of realized losses on sales of $1.3 billion of actively managed fixed maturity securities included:  (i) $178.3 million of losses related to the sales of mortgage-backed securities and asset-backed securities;

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

(ii) $11.3 million of losses related to the sale of securities issued by providers of financial guarantees and mortgage insurance; and (iii) $44.3 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

During 2008, the $162.3 million of other-than-temporary impairments we recorded included:  (i) $54.0 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $20.7 million of losses related to securities issued by a large investment bank and a financial institution which filed for bankruptcy; (iii) $11.8 million of losses related to securities issued by casino gaming companies which have significant debt obligations which were expected to be difficult to refinance in the current investment environment; (iv) $11.0 million related to securities issued by publishers of telephone directories which are experiencing financial difficulties; and (v) $64.8 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During 2008, the $177.3 million of losses on sales of actively managed fixed maturity securities included:  (i) $55.5 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $47.0 million of losses related to the sales of securities issued by two large investment banks and a large financial institution which filed for bankruptcy protection; and (iii) $74.8 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include, but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

The following summarizes the investments sold at a loss during 2009 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of	Amortized	Fair
Period	issuers	cost	value

Less than 6 months prior to sale	8	$29.6	$22.7
Greater than or equal to 6 and less than 12 months prior to sale	26	130.9	77.3
Greater than 12 months	43	224.7	109.4

	77	$385.2	$209.4

During the first quarter of 2009, we adopted newly issued authoritative guidance, which changes the recognition and presentation of other-than-temporary impairments.  Refer to the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Adopted Accounting Standards” for additional information.  The recognition provisions within this guidance apply only to our actively managed fixed maturity investments.

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  We recognize the credit loss portion in net income and the noncredit loss portion in other comprehensive loss.  Prior to 2009, such other-than-temporary impairments were recognized in their entirety through earnings and the amount recognized was the difference between amortized cost and estimated fair value.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security.  The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.  The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity.  The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  The previous amortized cost basis less the impairment recognized in net income becomes the security’s new cost basis.  We accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security.  As of December 31, 2009, other-than-temporary impairments included in accumulated other comprehensive loss of $170.2 million (before taxes and related amortization) primarily relate to asset-backed securities (including collateralized debt obligations and collateralized mortgage obligations).

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether or not we intend to retain the investment until its anticipated recovery occurs; (viii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (ix) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (x) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (xi) other subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive loss for the year ended December 31, 2009 (dollars in millions):

Year ended
December 31,
2009

Credit losses on actively managed fixed maturity securities, beginning of year	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	(20.7)
Less: credit losses on securities sold	5.4
Less: credit losses on securities impaired due to intent to sell	-
Add: credit losses on previously impaired securities	(11.3)
Less: increases in cash flows expected on previously impaired securities	-

Credit losses on actively managed fixed maturity securities, end of year	$(27.2)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at December 31, 2009, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Many of the structured securities shown below provide for periodic payments throughout their lives (dollars in millions):

		Estimated
	Amortized	fair
	cost	value

Due in one year or less	$6.7	$6.6
Due after one year through five years	549.1	514.2
Due after five years through ten years	2,021.4	1,923.1
Due after ten years	5,389.1	5,006.9

Subtotal	7,966.3	7,450.8

Structured securities	2,763.2	2,408.6

Total	$10,729.5	$9,859.4

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2009 (dollars in millions):

	Number	Cost	Unrealized	Estimated
Period	of issuers	basis	loss	fair value

Less than 6 months	8	$29.6	$(6.4)	$23.2
Greater than or equal to 6 months and less than 12 months	5	31.3	(10.5)	20.8
Greater than 12 months	46	496.4	(157.6)	338.8

	59	$557.3	$(174.5)	$382.8

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of December 31, 2009 (dollars in millions):

			Below investment grade		Total gross
	Investment grade			B+ and	unrealized
	AAA/AA/A	BBB	BB	below	losses

Collateralized mortgage obligations	$73.4	$7.6	$22.2	$81.9	$185.1
Commercial mortgage-backed securities	63.0	45.2	-	1.3	109.5
Banks	44.7	37.9	15.0	-	97.6
States and political subdivisions	43.0	35.4	1.8	.3	80.5
Insurance	28.0	30.3	2.0	2.7	63.0
Asset-backed securities	9.6	8.3	5.7	31.0	54.6
Utilities	14.1	12.6	.5	4.9	32.1
Real estate/REITs	.7	17.4	9.3	.2	27.6
Healthcare/pharmaceuticals	14.8	5.5	.8	2.0	23.1
Cable/media	1.7	11.3	2.2	6.8	22.0
Energy/pipelines	1.0	16.4	1.8	.7	19.9
Food/beverage	4.1	10.3	1.2	1.3	16.9
Telecom	8.0	.8	3.2	.3	12.3
Capital goods	6.6	4.1	-	1.3	12.0
Aerospace/defense	5.3	4.2	.1	1.3	10.9
Technology	5.5	3.0	.3	.8	9.6
Paper	-	1.1	7.2	.3	8.6
Building materials	-	1.0	6.2	.4	7.6
Entertainment/hotels	-	3.3	2.0	.9	6.2
Consumer products	.7	3.6	-	1.4	5.7
Collateralized debt obligations	.4	.2	-	4.7	5.3
Transportation	1.6	2.5	.5	.3	4.9
Retail	.7	.3	2.0	1.5	4.5
Chemicals	-	1.9	.3	1.7	3.9
U.S. Treasury and Obligations	3.5	-	-	-	3.5
Brokerage	2.6	.6	-	.1	3.3
Textiles	2.4	-	-	.7	3.1
Gaming	-	-	-	3.0	3.0
Metals and mining	.1	1.0	-	.2	1.3
Autos	.1	-	-	.8	.9
Mortgage pass-through securities	.1	-	-	-	.1
Other	1.0	2.6	24.4	3.5	31.5

Total actively managed fixed maturities	$336.7	$268.4	$108.7	$156.3	$870.1

We held six below-investment grade collateralized mortgage obligations (backed by residential mortgage loans) that had a cost basis of $215.3 million, an estimated fair value of $152.3 million and unrealized losses of $63.0 million at December 31, 2009.  We also held three asset-backed securities (backed primarily by home equity loans) that had a cost basis of $43.9 million, an estimated fair value of $21.2 million and unrealized losses of $22.7 million at December 31, 2009.  These securities were subject to total other-than-temporary impairment losses of $143.4 million in 2009, including $129.5 million recognized in other comprehensive loss and $13.9 million recognized in net income.  As of December 31, 2009, these securities had been in an unrealized loss position exceeding 20 percent of cost for over one year and were rated from BB to CC.  All of these securities are senior tranches in their respective securitization structures.  We believe the declines in fair value are largely due to widening credit spreads and increased premium for liquidity.  Based on our estimates for the performance of the underlying collateral, and our related estimate of future cash flows expected to be collected from each of the securities, discounted at the security’s original effective rate, the recoverable amount is equal to the security’s cost basis at December 31, 2009.

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at December 31, 2009 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

United States Treasury securities and obligations of United States government corporations and agencies	$157.6	$(3.5)	$-	$-	$157.6	$(3.5)
States and political subdivisions	375.1	(18.0)	291.5	(62.5)	666.6	(80.5)
Debt securities issued by foreign governments	-	-	-	-	-	-
Corporate securities	3,707.1	(109.0)	2,919.5	(322.5)	6,626.6	(431.5)
Asset-backed securities	7.2	(.3)	133.1	(54.3)	140.3	(54.6)
Collateralized debt obligations	34.5	(.6)	5.7	(4.7)	40.2	(5.3)
Commercial mortgage-backed securities	211.5	(4.3)	250.8	(105.2)	462.3	(109.5)
Mortgage pass-through securities	-	-	4.2	(.1)	4.2	(.1)
Collateralized mortgage obligations	1,301.3	(41.6)	460.3	(143.5)	1,761.6	(185.1)

Total actively managed fixed maturities	$5,794.3	$(177.3)	$4,065.1	$(692.8)	$9,859.4	$(870.1)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2008 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

United States Treasury securities and obligations of United States government corporations and agencies	$25.5	$(.3)	$1.9	$(.1)	$27.4	$(.4)
States and political subdivisions	200.7	(27.4)	148.8	(26.4)	349.5	(53.8)
Debt securities issued by foreign governments	1.4	-	6.2	(1.9)	7.6	(1.9)
Corporate securities	5,125.7	(787.9)	4,311.1	(1,398.7)	9,436.8	(2,186.6)
Asset-backed securities	61.8	(12.5)	141.9	(75.1)	203.7	(87.6)
Collateralized debt obligations	54.9	(11.4)	28.8	(26.6)	83.7	(38.0)
Commercial mortgage-backed securities	137.1	(27.3)	416.6	(238.4)	553.7	(265.7)
Mortgage pass-through securities	13.7	(.1)	.3	-	14.0	(.1)
Collateralized mortgage obligations	522.2	(117.6)	547.8	(416.1)	1,070.0	(533.7)

Total actively managed fixed maturities	$6,143.0	$(984.5)	$5,603.4	$(2,183.3)	$11,746.4	$(3,167.8)

Based on management’s current assessment of investments with unrealized losses at December 31, 2009, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

Structured Securities

At December 31, 2009, fixed maturity investments included structured securities with an estimated fair value of $3.1 billion (or 17 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

For structured securities included in actively managed fixed maturities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis.  Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively.  For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis.  Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities.  Such adjustments were not significant in 2009.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2009 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$102.4	$84.1	$84.7
4 percent – 5 percent	571.8	561.4	539.1
5 percent – 6 percent	2,083.2	2,058.5	1,867.9
6 percent – 7 percent	589.3	567.9	482.3
7 percent – 8 percent	129.8	126.8	90.9
8 percent and above	49.9	49.7	43.8

Total structured securities	$3,526.4	$3,448.4	$3,108.7

The amortized cost and estimated fair value of structured securities at December 31, 2009, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$1,425.9	$1,361.1	7.4%
Planned amortization classes, target amortization classes and accretion-directed bonds	759.3	649.8	3.5
Commercial mortgage-backed securities	869.3	766.0	4.1
Asset-backed securities	245.0	192.1	1.0
Collateralized debt obligations	96.9	92.8	.5
Other	52.0	46.9	.3

Total structured securities	$3,448.4	$3,108.7	16.8%

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

Commercial mortgage-backed securities are secured by commercial real estate mortgages, generally income producing properties that are managed for profit.  Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings.  Most commercial mortgage-backed securities have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

without incurring prepayment penalties.

Commercial Mortgage Loans

At December 31, 2009, the mortgage loan balance was primarily comprised of commercial loans.  Approximately 7 percent, 7 percent, 7 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in Indiana, Minnesota, Ohio, California and Arizona, respectively.  No other state comprised greater than 5 percent of the mortgage loan balance.  Less than one percent of the commercial mortgage loan balance was noncurrent at December 31, 2009.  We had no allowance for losses on mortgage loans at both December 31, 2009 and 2008.

Securities Lending

The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time.  We maintain ownership of the loaned securities.  We require collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.  As of December 31, 2009 and 2008, the fair value of the loaned securities was $178.5 million and $389.3 million, respectively.  As of December 31, 2009 and 2008, the Company had received collateral of $185.7 million and $408.8 million, respectively.  Income generated from the program, net of expenses is recorded as net investment income and totaled $1.2 million, $2.4 million and $1.3 million in 2009, 2008 and 2007, respectively.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities.  Such assets had aggregate carrying values of $83.3 million and $76.2 million at December 31, 2009 and 2008, respectively.

Conseco had no fixed maturity investments that were in excess of 10 percent of shareholders’ equity at December 31, 2009 and one fixed maturity investment, with an amortized cost of $283.7 million and an estimated fair value of $305.0 million, that was in excess of 10 percent of shareholders’ equity at December 31, 2008 (other than investments issued or guaranteed by the United States government or a United States government agency).

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

6.       LIABILITIES FOR INSURANCE PRODUCTS

These liabilities consisted of the following (dollars in millions):

			Interest
	Withdrawal	Mortality	rate
	assumption	assumption	assumption	2009	2008

Future policy benefits:
Interest-sensitive products:
Investment contracts	N/A	N/A	(c)	$9,676.1	$9,612.9
Universal life contracts	N/A	N/A	N/A	3,543.1	3,719.9

Total interest-sensitive products				13,219.2	13,332.8

Traditional products:
Traditional life insurance contracts	Company experience	(a)	5%	2,325.4	2,300.2

Limited-payment annuities	Company experience, if applicable	(b)	4%	892.8	917.2

Individual and group accident and health	Company experience	Company experience	6%	6,845.3	6,611.3

Total traditional products				10,063.5	9,828.7

Claims payable and other policyholder funds	N/A	N/A	N/A	994.0	1,008.4
Liabilities related to separate accounts	N/A	N/A	N/A	17.3	18.2

Total				$24,294.0	$24,188.1
____________________
(a)	Principally, modifications of the 1965 - 70 and 1975 - 80 Basic, Select and Ultimate Tables.
(b)	Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.
(c)	In 2009 and 2008, all of this liability represented account balances where future benefits are not guaranteed.

The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses.  These reserves include amounts for estimated future payment of claims based on actuarial assumptions.  The balance is based on the Company’s best estimate of the future policyholder benefits to be incurred on this business, given recent and expected future changes in experience.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

	2009	2008	2007

Balance, beginning of the year	$1,341.3	$1,247.7	$1,129.0

Incurred claims (net of reinsurance) related to:
Current year	1,616.8	1,729.3	1,559.0
Prior years (a)	(32.3)	(25.9)	(18.8)

Total incurred	1,584.5	1,703.4	1,540.2

Interest on claim reserves	69.3	61.4	56.7

Paid claims (net of reinsurance) related to:
Current year	910.7	1,001.1	900.9
Prior years	691.6	609.5	541.9

Total paid	1,602.3	1,610.6	1,442.8

Net change in balance for reinsurance assumed and ceded	51.2	(60.6)	(35.4)

Balance, end of the year	$1,444.0	$1,341.3	$1,247.7
___________
(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years’ statistics.  Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses.  It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

7.      INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2009	2008	2007

Current tax expense	$9.3	$3.8	$2.7
Deferred tax provision (benefit)	50.8	5.6	(9.6)

Income tax expense (benefit) on period income	60.1	9.4	(6.9)

Valuation allowance	27.8	403.9	68.0

Total income tax expense	$87.9	$413.3	$61.1

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2009	2008	2007

U.S. statutory corporate rate	35.0%	35.0%	(35.0)%
Valuation allowance	16.0	10,916.2	377.8
Other nondeductible expenses	(1.4)	125.9	(3.3)
State taxes	1.0	78.0	(5.7)
Provision for tax issues, tax credits and other	-	15.2	5.6

Effective tax rate	50.6%	11,170.3%	339.4%

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	2009	2008
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$745.3	$840.7
Non-life companies	883.9	835.4
Net state operating loss carryforwards	19.1	20.3
Tax credits	18.5	13.7
Capital loss carryforwards	393.8	406.0
Deductible temporary differences:
Insurance liabilities	782.1	789.9
Unrealized depreciation of investments	146.8	987.4
Reserve for loss on loan guarantees	1.9	68.2
Other	42.1	25.1

Gross deferred tax assets	3,033.5	3,986.7

Deferred tax liabilities:
Actively managed fixed maturities	(38.1)	(17.7)
Value of policies inforce at the Effective Date and cost of policies produced	(694.0)	(739.1)

Gross deferred tax liabilities	(732.1)	(756.8)

Net deferred tax assets before valuation allowance	2,301.4	3,229.9

Valuation allowance	(1,176.4)	(1,180.7)

Net deferred tax assets	1,125.0	2,049.2

Current income taxes accrued	(1.0)	(1.5)

Income tax assets, net	$1,124.0	$2,047.7

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of December 31, 2009, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the Transfer of Senior Health to an independent trust as described in the note to these consolidated financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended December 31, 2009, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred as further described in the note to these financial statements entitled “Transfer of Senior Health Insurance Company of Pennsylvania to an Independent Trust”.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement, which we consider to be a non-recurring matter and have reflected our best estimates of how temporary differences will reverse over the carryforward periods.

At December 31, 2009, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable. Based upon our analysis completed at December 31, 2009, we believe that we will, more likely than not, recover $1.1 billion of our deferred tax assets through reductions of our tax liabilities in future periods.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance at December 31, 2006	$777.8

Increase in 2007	68.0
Expiration of capital loss carryforwards	(157.6)
Write-off of certain state NOLs (recovery is remote)	(15.3)

Balance at December 31, 2007	672.9

Increase in 2008	856.2	(a)
Expiration of capital loss carryforwards	(209.7)
Write-off of capital loss carryforwards related to Senior Health	(133.2)
Write-off of certain NOLs related to Senior Health	(5.5)

Balance at December 31, 2008	1,180.7

Increase in 2009	27.8	(b)
Expiration of capital loss carryforwards	(32.1)

Balance at December 31, 2009	$1,176.4

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

____________________
(a)
The $856.2 million increase to our valuation allowance during 2008 included increases of:  (i) $452 million of deferred tax assets related to Senior Health, which was transferred to an independent trust during 2008; (ii) $298 million related to our reassessment of the recovery of our deferred tax assets in accordance with GAAP, following the additional losses incurred as a result of the transaction to transfer Senior Health to an independent trust; (iii) $60 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit; and (iv) $45 million related to the projected additional future expense following the modifications to our Senior Credit Agreement as described in the note to these consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations.”

(b)
The $27.8 million increase to our valuation allowance during 2009 included increases of:  (i) $23.0 million related to our reassessment of the recovery of our deferred tax assets following the completion of reinsurance transactions in 2009; and (ii) $4.8 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.5% Debentures or 7.0% Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of Conseco’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.16 percent at December 31, 2009), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2009, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

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

The Section 382 Rights Agreement will continue in effect until January 20, 2012, unless earlier terminated or redeemed by the Board of Directors.  The Company’s Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Section 382 Rights Agreement based on its review.  The Section 382 Rights

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Agreement was approved by a vote at the annual meeting of shareholders on May 12, 2009.

As of December 31, 2009, we had $4.7 billion of federal NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2010	$-		$.1		$-	$.1
2011	-		.1		-	.1
2012	-		-		63.6	63.6
2013	-		-		1,034.2	1,034.2
2014	-		-		27.3	27.3
2018	1,895.7	(a)	-		-	1,895.7
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,058.2	(a)	-	2,058.2
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2026	-		1.6		-	1.6
2027	-		216.3		-	216.3
2028	-		1.2		-	1.2
2029	-		125.8		-	125.8

Total	$2,129.4		$2,525.3		$1,125.1	$5,779.8
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

We had deferred tax assets related to NOLs for state income taxes of $19.1 million and $20.3 million at December 31, 2009 and 2008, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2015.

As more fully discussed below, the Company’s interpretation of the tax law, as it relates to the application of the cancellation of indebtedness income to its NOLs, is an uncertain tax position.  Since all other life NOLs must be utilized prior to this portion of the NOL, it has not yet been utilized nor is it expected to be utilized within the next twelve months.  As a result, an uncertain tax position has not yet been taken on the Company’s tax return.

Although authoritative guidance allowed a change in accounting, the Company has chosen to continue its past accounting policy of classifying interest and penalties as income tax expense in the consolidated statement of operations.  No such amounts were recognized in 2009 or 2008.  The liability for accrued interest and penalties was not significant at December 31, 2009 or December 31, 2008.

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

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor’s investment in Conseco Finance Corp. as life company losses and the remaining amount as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below.  As a result of the approval of the settlement, we concluded it was appropriate to reduce our valuation allowance by $260 million in the

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

second quarter of 2006, which was accounted for as an addition to paid-in capital.

The Code provides that any income realized as a result of the cancellation of indebtedness in bankruptcy (cancellation of debt income or “CODI”) must reduce NOLs.  We realized an estimated $2.5 billion of CODI when we emerged from bankruptcy.  Pursuant to the Company’s interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs.  However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above.  Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years.  The Company does not expect the IRS to consider this issue for a number of years.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company.  Because of the Company’s NOLs, no cash savings have occurred.  NOL carryforwards of $2.3 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

8.       NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2009 and 2008 (dollars in millions):

	2009	2008

3.5% Debentures	$116.5	$293.0
7.0% Debentures	176.5	-
Secured credit agreement	652.1	911.8
6% Senior Note	100.0	125.0
Unamortized discount on 3.5% Debentures	(3.3)	(18.3)
Unamortized discount on 7.0% Debentures	(4.4)	-

Direct corporate obligations	$1,037.4	$1,311.5

3.5% Debentures

In August 2005, we completed the private offering of $330 million of 3.5% Debentures.  The terms of the 3.5% Debentures are governed by an indenture dated as of August 15, 2005 between the Company and The Bank of New York Trust Company, N.A., as trustee (the “3.5% Indenture”).  During 2008, we repurchased $37.0 million par value of such 3.5% Debentures for $15.3 million plus accrued interest.  On November 13, 2009, we completed a cash tender offer (the “Tender Offer”) for $176.5 million aggregate principal amount of the 3.5% Debentures.  The aggregate consideration for the 3.5% Debentures accepted by us in the Tender Offer, plus accrued and unpaid interest thereon, was $177.2 million.  Following the settlement of the Tender Offer, there is $116.5 million aggregate principal amount of the 3.5% Debentures outstanding.  At December 31, 2009 and 2008, unamortized issuance costs (classified as other assets) related to the 3.5% Debentures were $.4 million and $2.1 million, respectively, and are amortized as an increase to interest expense through September 30, 2010, which is the earliest date the 3.5% Debenture holders may require the Company to repurchase them.

The 3.5% Debentures are senior, unsecured obligations and bear interest at a rate of 3.5 percent per year, payable semi-annually, beginning on March 31, 2006 and ending on September 30, 2010.  Thereafter, the principal balance of the 3.5% Debentures will accrete at a rate that provides holders with an aggregate yield to maturity of 3.50 percent, computed on a semi-annual, bond-equivalent basis.  Beginning with the six-month interest period commencing September 30, 2010, the Company will pay contingent interest on the 3.5% Debentures if the average trading price per 3.5% Debenture for the five trading day period immediately preceding the six-month interest period equals or exceeds a certain level, as described in the 3.5% Indenture.

Upon the occurrence of certain specified events, the 3.5% Debentures will be convertible, at the option of the holders, into cash or, under certain circumstances, cash and shares of the Company’s common stock at an initial conversion price of approximately $26.66 per share.  The number of shares to be received by a converting holder is subject to adjustment for certain dilutive events.  The amount of cash to be received upon conversion is equal to the lesser of: (i) the accreted principal

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

amount of the converting 3.5% Debenture; or (ii) the conversion value of such 3.5% Debentures (as calculated in accordance with the 3.5% Indenture).

On or after October 5, 2010, the Company may redeem for cash all or a portion of the 3.5% Debentures at any time at a redemption price equal to 100 percent of the accreted principal amount of the 3.5% Debentures plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the redemption date.  Holders may require the Company to repurchase in cash all or any portion of the 3.5% Debentures on September 30, 2010, 2015, 2020, 2025 and 2030 at a repurchase price equal to 100 percent of the accreted principal amount of the 3.5% Debentures to be repurchased, plus accrued and unpaid interest, including additional interest and contingent interest, if any, to the applicable repurchase date.

If an event of default occurs and is continuing with respect to the 3.5% Debentures, either the trustee or the holders of at least 25 percent of the aggregate accreted principal amount of the 3.5% Debentures then outstanding may declare the accreted principal amount, plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the 3.5% Debentures to be due and payable immediately.  If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs, the accreted principal amount plus accrued and unpaid interest, including additional interest and contingent interest, if any, on the 3.5% Debentures will become immediately due and payable.  The following are events of default with respect to the 3.5% Debentures:

•	default for 30 days in payment of any interest, contingent interest or additional interest due and payable on the 3.5% Debentures;

•	default in payment of accreted principal of the 3.5% Debentures at maturity, upon redemption, upon repurchase or following a fundamental change, when the same becomes due and payable;

•
default by the Company or any of its subsidiaries in the payment of principal, interest or premium when due under any other instruments of indebtedness having an aggregate outstanding principal amount of $50.0 million (or its equivalent in any other currency or currencies) or more following a specified period for cure;

•	default in the Company’s conversion obligations upon exercise of a holder’s conversion right, following a specified period for cure;

•	default in the Company’s obligations to give notice of the occurrence of a fundamental change within the time required to give such notice;

•
acceleration of any of the Company’s indebtedness or the indebtedness of any of its subsidiaries under any instrument or instruments evidencing indebtedness (other than the 3.5% Debentures) having an aggregate outstanding principal amount of $50.0 million (or its equivalent in any other currency or currencies) or more, subject to certain exceptions; and

•	certain events of bankruptcy, insolvency and reorganization of the Company or any of its subsidiaries.

As further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $64 million aggregate principal amount of the 3.5% Debentures in February 2010.

7.0% Debentures

On November 13, 2009, we issued $176.5 million aggregate principal amount of our 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”) in the initial closing of our private offering of 7.0% Debentures to Morgan Stanley & Co. Incorporated (“Morgan Stanley”), as the initial purchaser of the 7.0% Debentures.  The net proceeds from the initial closing of the offering of our 7.0% Debentures, after deducting the initial purchaser’s discounts and commissions and  before other offering expenses, totaled $172.0 million.  The Company used the net proceeds to fund a substantial portion of the consideration payable in connection with the Tender Offer for the 3.5% Debentures.  At December 31, 2009, unamortized issuance costs (classified as other assets) related to the 7.0% Debentures were $2.1 million, and are amortized as an increase to interest expense over the term of the 7.0% Debentures.  We expect to issue additional 7.0% Debentures, and Morgan Stanley, as the initial purchaser, is required to purchase these additional 7.0% Debentures, subject to the satisfaction of certain conditions, on the following dates:

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

•	the settlement date of any subsequent tender offers we make for outstanding 3.5% Debentures that expire before October 5, 2010;

•	the settlement date of any privately negotiated transactions that settle before October 5, 2010;

•	September 30, 2010, the date on which we may be required by holders of the 3.5% Debentures, if any, to repurchase such 3.5% Debentures; and

•	October 5, 2010, if we elect to redeem any 3.5% Debentures that remain outstanding on such date.

The net proceeds from any subsequent closings of the 7.0% Debentures offering will be used to fund a substantial portion of the aggregate consideration payable for 3.5% Debentures that we may repurchase or redeem in accordance with the terms of the 3.5% Debentures.

The 7.0% Debentures rank equally in right of payment with all of the Company’s unsecured and unsubordinated obligations including the 3.5% Debentures.  The 7.0% Debentures are governed by an Indenture dated as of October 16, 2009 (the “7.0% Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The 7.0% Debentures bear interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series; provided, however, that if the issuance date of a series of 7.0% Debentures is after the close of business on the interest record for such interest payment date, the first interest payment date will instead be the second interest payment date immediately succeeding the issuance date of such series.  The 7.0% Debentures will mature on December 30, 2016, unless earlier converted.  The 7.0% Debentures may not be redeemed at the Company’s election prior to the stated maturity date and the holders may not require the Company to repurchase the 7.0% Debentures at any time.  The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances.  Commencing on June 30, 2013, the 7.0% Debentures will be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock.  If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of Conseco or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events.  Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share.  The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Indenture.

Except as specified in the 7.0% Indenture, if an event of default (as defined in the 7.0% Indenture), other than an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary (as defined in the 7.0% Indenture), occurs and is continuing, the trustee or holders of more than 50% in principal amount of the outstanding 7.0% Debentures may declare the principal of and accrued but unpaid interest on all of the 7.0% Debentures to be due and payable.  If an event of default relating to certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary occurs, the principal of, and accrued but unpaid interest on all the 7.0% Debentures will become immediately due and payable without any declaration or other act on the part of the trustee or any holders.  The following are events of default with respect to the 7.0% Debentures:

•	default in payment of any interest due and payable on the 7.0% Debentures and such default continues unremedied for 30 days;

•	default in payment of principal of the 7.0% Debentures when the same becomes due and payable, whether at maturity, upon declaration of acceleration or otherwise;

•
default by the Company or any of the Company’s subsidiaries under any instrument or instruments evidencing indebtedness (other than the 7.0% Debentures) having an outstanding principal amount exceeding $50.0 million (or its equivalent in any other currency or currencies) that has caused the holders thereof to declare such indebtedness to be due and payable prior to its stated maturity;

•
default in payment of indebtedness (other than in respect of swap contracts) for money borrowed by the Company or any of the Company’s subsidiaries in an aggregate principal amount exceeding $50.0 million (or its equivalent in

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

•
default in the Company’s performance of any other covenants or agreements in respect of the 7.0% Debentures contained in the 7.0% Indenture or the 7.0% Debentures for 60 days (or (1) solely in the case of the reporting covenant and, if applicable, the covenant set forth in Section 314(a) of the Trust Indenture Act of 1939, as amended, 120 days and (2) solely in the case of the Company’s failure to comply with its obligations to convert 7% Debentures or perform its covenant to reserve and list the common stock issuable upon conversion, 30 days) after written notice to the Company by the trustee or to the Company and the trustee by the holders of at least 25% in aggregate principal amount of all series of 7.0% Debentures then outstanding (acting together as a single class);

•
the occurrence of a change of control after written notice is received by the Company not later than 90 days following the occurrence of such change of control (or with respect to any change of control that occurs prior to the issuance of the first series of 7.0% Debentures, 90 days following the issuance date of such first series of 7.0% Debentures), to the Company by the trustee or to the Company and the trustee by the holders of at least 10% in aggregate principal amount of all series of 7.0% Debentures then outstanding (acting together as a single class); or

•	certain events of bankruptcy, insolvency and reorganization of the Company or one of the Company’s “significant subsidiaries” (as defined in Rule 1-02(w) of Regulation S-X under the Securities Act).

The 7.0% Indenture provides that on and after the date of the 7.0% Indenture, the Company may not:  (i) consolidate with or merge into any other person or sell, convey, lease or transfer the Company’s consolidated properties and assets substantially as an entirety to any other person in any one transaction or series of related transactions; or (ii) permit any person to consolidate with or merge into the Company, unless:

•
if the Company is not the surviving person, then the surviving person formed by such consolidation or into which the Company is merged or the person to which the Company’s properties and assets are so sold, conveyed, leased or transferred shall be a corporation or limited liability company organized and existing under the laws of the United States of America, any State thereof or the District of Columbia; provided that the surviving person (if not the Company) shall execute and deliver to the trustee a supplemental indenture expressly assuming all of the Company’s obligations with respect to the 7.0% Debentures, including, among other things, the payment when due of the principal of and interest on the 7.0% Debentures and the performance of each of the Company’s other covenants under the 7.0% Indenture; and

•	immediately after giving effect to such transaction, no default or event of default with respect to the 7.0% Debentures has occurred and is continuing.

Upon any such consolidation, merger or transfer, the surviving person (if not the Company) shall succeed to, and may exercise every right and power of, the Company under the 7.0% Indenture.

On November 17, 2009, two investment funds managed by Paulson & Co. Inc. (“Paulson”) purchased $120.5 million aggregate principal amount of 7.0% Debentures from Morgan Stanley, and other purchasers purchased the remaining $56.0 million aggregate principal amount of 7.0% Debentures from Morgan Stanley.  We have been informed by Morgan Stanley that the two funds managed by Paulson have entered into agreements with Morgan Stanley to purchase up to a total of $79.5 million additional aggregate principal amount of 7.0% Debentures, and other purchasers have agreed to purchase up to the remaining $37.0 million aggregate principal amount of 7.0% Debentures.

Holders of the 3.5% Debentures that remain outstanding have the right to require us to repurchase their debentures for cash on September 30, 2010.  If any 3.5% Debentures remain outstanding after September 30, 2010, we will have the right to redeem such debentures on October 5, 2010 for cash.  As of December 31, 2009, there are $116.5 million in aggregate principal amount of 3.5% Debentures outstanding.  We have commitments from Morgan Stanley to purchase an additional aggregate principal amount of 7.0% Debentures equal to the aggregate principal amount of 3.5% Debentures: (i) that we may purchase pursuant to any subsequent tender offer that expires before October 5, 2010; (ii) that we may purchase in privately

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

negotiated transactions that settle before October 5, 2010; (iii) that holders thereof require us to repurchase on September 30, 2010; or (iv) for any 3.5% Debentures that remain outstanding on October 5, 2010 that we elect to redeem.

In accordance with GAAP, we are required to consider on each issuance date whether the debentures issued on such date are issued with a beneficial conversion feature.  A beneficial conversion feature will exist if the debentures may be convertible into common stock at an effective conversion price (calculated by dividing the proceeds from the issuance of 7.0% Debentures issued on that date (per $1,000 principal amount of debentures) by the then effective conversion rate) that is lower than the market price of a share of common stock on the date when all significant terms, including the quantity and timing of the issuance, are known.  When a beneficial conversion feature exists, we are required to separately recognize the beneficial conversion feature at issuance by allocating a portion of the proceeds to the intrinsic value of that feature.  The value of the beneficial conversion feature is recorded, net of taxes, as an increase to additional paid-in capital.

If a beneficial conversion feature exists on the actual date(s) of issuance, a discount equal to the intrinsic value of the beneficial conversion feature will be recorded against the carrying value of the 7.0% Debentures.  Such discount will be amortized from the actual date(s) of issuance to the stated maturity date of the 7.0% Debentures using the effective interest method.  Accordingly, the interest expense we recognize related to the 7.0% Debentures will be dependent upon whether a beneficial conversion feature exists on the actual date(s) of issuance and the amount by which the market price(s) of our common stock exceeds the effective conversion price on such actual date(s) of issuance.

On November 13, 2009, the market price of our common stock was $5.33 (the closing market price on November 12, 2009).  Because this amount was less than the effective conversion price of $5.35 on that date, a beneficial conversion feature did not exist with respect to the 7.0% Debentures issued on that date.  We cannot predict the subsequent date(s) of issuance or the market price of a share of our common stock on such date(s) of issuance, and accordingly, we cannot predict whether a beneficial conversion feature will exist on such date(s) of issuance and, if so, what value(s) would be recorded.

As further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we issued $64 million aggregate principal amount of the 7.0% Debentures in February 2010.  There was no beneficial conversion feature associated with the 7.0% Debentures issued in February 2010.

Senior Credit Agreement

On March 30, 2009, we completed Amendment No. 2 to our Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Bank of America, N.A. as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent and other parties (the “Senior Credit Agreement”), which provided for, among other things:  (i) additional margins between our current financial status and certain financial covenant requirements through June 30, 2010; (ii) higher interest rates and the payment of a fee; (iii) new restrictions on the ability of the Company to incur additional indebtedness; and (iv) the ability of the lender to appoint a financial advisor at the Company’s expense.

Pursuant to its amended terms, the applicable interest rate on the Senior Credit Agreement (based on either a Eurodollar or base rate) was increased.  The Eurodollar rate was equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate).  The base rate was equal to 2.5 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  In addition, the amended agreement required the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Senior Credit Agreement, which fee was added to the principal balance outstanding and was payable at the maturity of the facility.  This 1 percent fee was reported as non-cash interest expense.

The modifications to the Senior Credit Agreement also placed new restrictions on the ability of the Company to incur additional indebtedness.  The amendment:  (i) deleted the provision that allowed the Company to borrow up to an additional $330 million under the Senior Credit Agreement (the lenders under the facility having had no obligation to lend any amount under that provision); (ii) reduced the amount of secured indebtedness that the Company can incur from $75 million to $2.5 million; and (iii) limited the ability of the Company to incur additional unsecured indebtedness, except as provided below, to $25 million, and eliminated the provision that would have allowed the Company to incur additional unsecured indebtedness to the extent that principal payments were made on existing unsecured indebtedness.

The Company was permitted to issue unsecured indebtedness that is used solely to pay the holders of the 3.5% Debentures, provided that such indebtedness:  (i) had a maturity date that is no earlier than October 10, 2014; (ii) contained covenants and events of default that are no more restrictive than those in the Senior Credit Agreement; (iii) did not contain

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

any covenants or events of default based on maintenance of the Company’s financial condition; (iv) did not amortize; and (v) did not have a put date or otherwise be callable prior to April 10, 2014, and provided that the amount of such unsecured indebtedness incurred under this provision did not exceed the $293 million of 3.5% Debentures outstanding on March 30, 2009; and provided further that the amount of cash interest payable annually on any new issuance of such indebtedness, together with the cash interest payable on the outstanding 3.5% Debentures, did not exceed twice the amount of cash interest currently payable on the outstanding 3.5% Debentures.

The amendment prohibited the Company from redeeming or purchasing the 3.5% Debentures with cash from sources other than those described in the previous paragraph.  The amendment permitted the Company to amend, modify or refinance the Convertible Indebtedness so long as such new indebtedness complied with the restrictions set forth in the previous paragraph.

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

On December 22, 2009, the Company entered into Amendment No. 3 to our Senior Credit Agreement, which provides for, among other things:

(i)
the minimum risk-based capital ratio requirement will remain at 200% through December 31, 2010 and will increase to 225% for 2011 and 250% for 2012 (the risk-based capital requirement was previously scheduled to return to 250% after June 30, 2010);

(ii)
the required minimum level of statutory capital and surplus will remain at $1.1 billion through December 31, 2010 and will increase to $1.2 billion for 2011 and $1.3 billion for 2012 (the required minimum level of statutory capital and surplus was previously scheduled to return to $1.27 billion after June 30, 2010);

(iii)
the interest coverage ratio requirement will remain at 1.50 through December 31, 2010 and will increase to 1.75 for 2011 and 2.00 for 2012 (the interest coverage ratio requirement was previously scheduled to return to 2.00 after June 30, 2010); and

(iv)
the debt to total capital ratio requirement will remain at 32.5% though December 31, 2009 and will decrease to 30% thereafter (the debt to total capital ratio requirement was previously scheduled to return to 30% after June 30, 2010).

The Company also agreed to pay $150 million of the first $200 million of net proceeds from its public offering of common stock (as further discussed below) to the lenders and, in addition, to pay 50% of any net proceeds in excess of $200 million from the offering.  The credit facility previously required the Company to pay 50% of the net proceeds of any equity issuance to the lenders.

The amendment modifies the Company’s principal repayment schedule to eliminate any principal payments in 2010 and provides for principal payments of $35 million in 2011, $40 million in 2012 and $40 million in 2013.  There were no changes to the maturity date of October 10, 2013.  The Company was previously required to make principal repayments equal to 1% of the initial principal balance each year, subject to certain adjustments, and to make additional principal repayments from excess cash flow.

The amendment also provides that the 1% payment in kind, or PIK, interest that has accrued since March 30, 2009 as an addition to the principal balance under the Senior Credit Agreement will be replaced with a payment of an equal amount of cash interest.  The amount of accrued PIK interest ($6.3 million) was paid in cash when the amendment became effective.  The deletion of the 1% PIK interest and the payment of an equal amount of cash interest will not impact reported interest expense.

On November 13, 2009, we repaid $36.8 million of outstanding principal on the Senior Credit Agreement from the proceeds of the issuance of common stock and warrants to Paulson.  On December 22, 2009, the Company repaid $161.4 million of outstanding principal on the Senior Credit Agreement from proceeds of an equity offering.  Such transactions are further discussed in the note to the consolidated financial statements entitled “Shareholders’ Equity.”

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

During 2009, 2008 and 2007, we made scheduled principal payments totaling $5.3 million, $8.7 million and $7.8 million, respectively, on our Senior Credit Agreement.  Also, during 2009, we made a mandatory prepayment of $1.2 million based on the Company’s excess cash flows at December 31, 2008 as defined in the Senior Credit Agreement.  There were $5.4 million and $5.8 million of unamortized issuance costs (classified as other assets) related to our Senior Credit Agreement at December 31, 2009 and 2008, respectively.

In accordance with Amendment No. 3 to our Senior Credit Agreement, the amounts outstanding under the Senior Credit Agreement bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate.  The Eurodollar rate is equal to LIBOR plus 5 percent with a minimum LIBOR rate of 2.5 percent.  The base rate is equal to 4 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  Under the terms of the Senior Credit Agreement, if the Company’s senior secured long-term debt is rated at least “Ba2” by Moody’s and “BB” by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent.  At December 31, 2009, the interest rate on our Senior Credit Agreement was 7.5 percent.

Pursuant to the Senior Credit Agreement, as long as the debt to total capitalization ratio (as defined in the Senior Credit Agreement) is greater than 20 percent and certain insurance subsidiaries (as defined in the Senior Credit Agreement) have financial strength ratings of less than A- from A.M. Best Company, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including:  (i) the issuance of certain indebtedness; (ii) certain equity issuances; and (iii) certain asset sales or casualty events.  The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of December 31, 2009; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	December 31,	development from
	Senior Credit Agreement	2009	December 31, 2009 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% from March 31, 2009 through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	309%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $507 million, or an increase to required risk-based capital of approximately $253 million.

Combined statutory capital and surplus	Greater than $1,100 from March 31, 2009 through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,439 million	Reduction to combined statutory capital and surplus of approximately $339 million.

Debt to total capitalization ratio	Not more than 32.5% from March 31, 2009 through December 31, 2009 and thereafter, not more than 30%.	21.6%	Reduction to shareholders’ equity of approximately $1,620 million or additional debt of $780 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters from March 31, 2009 through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		2.38 to 1	Reduction in cash flows to the holding company of approximately $58 million.

The Senior Credit Agreement included an $80.0 million revolving credit facility that could be used for general corporate purposes and that would mature on June 22, 2009.  In October 2008, the Company borrowed $75.0 million under the revolving credit facility to assure the future availability of this additional liquidity given our concerns with the ability of certain financial institutions to be able to provide funding in the future.  In December 2008, we repaid $20.0 million of the revolving facility and reduced the maximum amount available under the revolving facility to $60.0 million.  At December 31, 2008, there was $55.0 million outstanding under the revolving facility.  In April 2009, we repaid the remaining $55.0 million that was outstanding under the revolving facility portion of our Senior Credit Agreement.  The Company paid a commitment fee equal to .50 percent of the unused portion of the revolving credit facility on an annualized basis.  The revolving credit facility interest was based on either a Eurodollar rate or a base rate in the same manner as described above for the Senior Credit Agreement.

The Senior Credit Agreement prohibits or restricts, among other things:  (i) the payment of cash dividends on our

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

common stock; (ii) the repurchase of our common stock; (iii) the issuance of additional debt or capital stock; (iv) liens; (v) certain asset dispositions; (vi) affiliate transactions; (vii) certain investment activities; (viii) change in business; and (ix) prepayment of indebtedness (other than the Senior Credit Agreement).  The obligations under our Senior Credit Agreement are guaranteed by Conseco’s current and future domestic subsidiaries, other than:  (i) its insurance companies; (ii) subsidiaries of the insurance companies; or (iii) certain immaterial subsidiaries as defined in the Senior Credit Agreement.  This guarantee was secured by granting liens on substantially all the assets of the guarantors, including the capital stock of Conseco Life Insurance Company of Texas, Washington National and Conseco Health.

Senior Note

In connection with the Transfer, the Company issued the Senior Note payable to Senior Health.  The Senior Note is unsecured and bears interest at a rate of 6.00 percent per year payable quarterly, beginning on March 15, 2009.  We are required to make annual principal payments of $25.0 million beginning on November 12, 2009.  The Company made a $25.0 million scheduled payment on the Senior Note in 2009.  The Company may redeem the Senior Note, in whole or in part, at any time by giving the holder 30 days notice (unless a shorter notice is satisfactory to the holder).  The redemption amount is equal to the principal amount redeemed plus any accrued and unpaid interest thereon.  Any outstanding amount under the Senior Note will be due and payable immediately if an event of default (as defined in the Senior Note) occurs and continues without remedy.  As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, we agreed that we would not pay cash dividends on our common stock while any portion of the Senior Note remained outstanding.

Gain (Loss) on Extinguishment or Modification of Debt

In 2009, we recognized an aggregate loss on the extinguishment or modification of debt totaling $22.2 million resulting from expenses incurred and the write-off of unamortized discount or issuance costs related to the following transactions which are described above:  (i) the Tender Offer; (ii) repayment of principal amounts on the Senior Credit Agreement from the issuance of common stock; and (iii) modifications to our Senior Credit Agreement in March 2009 and December 2009.

In 2008, we repurchased $37.0 million par value of the 3.5% Debentures for $15.3 million plus accrued interest and recognized a gain on the extinguishment of debt of $21.2 million related to such repurchases.

Scheduled Debt Repayments

The scheduled repayment of our direct corporate obligations is as follows (dollars in millions):

2010	$141.5	(a)
2011	60.0
2012	65.0
2013	602.1
2016	176.5

	$1,045.1
_____________
(a)
Includes $116.5 million of the 3.5% Debentures.  The holders of our 3.5% Debentures have the right to require the Company to repurchase their 3.5% Debentures for cash on September 30, 2010.  This amount assumes that all remaining holders of our 3.5% Debentures exercise that right.  In February 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $64 million of the 3.5% Debentures and issued $64 million of the 7.0% Debentures.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

Securities Litigation

After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana.  The complaints named us as a defendant, along with certain of our former officers.  These lawsuits were filed on behalf of persons or entities who purchased our Predecessor’s common stock on various dates between October 24, 2001 and August 9, 2002.  The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.’s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor’s stock price.  These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB.  The complaint seeks an unspecified amount of damages.  The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003.  Our liability with respect to this lawsuit was discharged in our Predecessor’s plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan.  Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan.  Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million.  A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed.  Plaintiffs filed a second amended complaint on August 24, 2005.  Plaintiffs filed their motion for class certification on May 2, 2008, and on March 20, 2009 the court granted that motion.  On April 24, 2009, certain defendants initiated a request to appeal the class certification ruling to the U.S. Circuit Court of Appeals which was adopted by the 7th Circuit.  Oral argument on the appeal was held on September 22, 2009, and the matter was taken under advisement.  We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty.  We do not believe that our potential loss related to the individual defendant who served as an officer on the Effective Date is material.

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of Conseco Inc. common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges Conseco and certain

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

of its officers and directors with violations of the Securities Exchange Act of 1934.  The complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On January 12, 2010, plaintiffs filed an amended complaint.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

Two lawsuits are pending in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; and Doe Defendants 1-100, Case No. CV05-00594 and Clifford S. Arakaki et al. v. Conseco Life Insurance Company, Doe Defendants 1-100, Case No. CV05-00026 (United States District Court, District of Hawaii).  These suits involve an aggregate of approximately 700 plaintiffs all of whom purport to have opted out of the In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action.  The complaints allege nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability.  Trial has been set for August 20, 2010.  A settlement in principle has been reached.  The court entered a 90 day stay of the case pending finalization of the settlement.  The ultimate outcome of these lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material adverse impact on the Company’s consolidated financial condition, cash flows or results of operations.

Agent Litigation

On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health agency and its principal that allege in the complaint that they were damaged by Conseco Health’s termination of their Executive Marketing Agreement (“EMA”) and Business Continuation Plan (“BCP”).  Plaintiffs sought a declaratory judgment declaring the parties’ rights and obligations under plaintiffs’ EMA and BCP including definitions of terms within those contracts.  Plaintiffs also demanded a full accounting of

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action.  At Conseco Health’s request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1.  On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP.  The court consolidated the two cases on October 20, 2004.  Plaintiff later filed an amended and restated complaint for damages on March 15, 2006, which added our subsidiary, Performance Matters Associates, Inc., as a defendant.  Mr. Tutt’s motion for partial summary judgment, which sought to invalidate the non-competition and non-solicitation provisions in the EMA and the non-competition provision of the BCP, was granted by the court on December 15, 2004.  The court did not decide the issue of the BCP's continued validity.  After that issue was tried in April 2007, the court ruled that the BCP was valid and enforceable.  The court further ruled that the issues of breach of contract relating to plaintiffs’ exclusive rights and due to improper commission payments, breach of the duty of good faith and fair dealing as to the EMA and plaintiffs’ single business enterprise theory remain to be tried to a jury.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328.  In her original complaint, plaintiff alleged nonpayment by Bankers Life of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present.  Additionally, the complaint alleges failure to pay wages on termination and unfair business practices.  On October 7, 2008, the plaintiff filed a first amended complaint which changes the proposed scope of the putative class from all agents in California for the subject time period to all agents at a single branch office in Alameda, California.  This would reduce the putative class from hundreds of members to approximately 100 members.  The class certification motion has not yet been filed, but the court set such motion for hearing on April 16, 2010.  We believe the action is without merit and we intend to defend the case vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

On September 24, 2004, a purported statewide class action was filed in the 18th Judicial District Court, Parish of Iberville, Louisiana, Diana Doiron, Individually And On Behalf of All Others Similarly Situated v. Conseco Health Insurance Company, Case No. 61,534.  In her complaint, plaintiff claims that she was damaged due to Conseco Health’s failure to pay claims made under her cancer policy, and seeks compensatory and statutory damages in an unspecified amount along with declaratory and injunctive relief.  Conseco Health Insurance Company caused the case to be removed to the United States District Court for the Middle District of Louisiana on November 3, 2004, and it was assigned Case No. 04-784-D-M2.  An order was issued on February 15, 2007 granting plaintiff’s motion for class certification.  The order certified two sub-classes,

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

identifying them as the radiation treatment sub-class and the chemotherapy treatment sub-class.  We appealed the certification order to the 5th Circuit Court of Appeals, and by order entered May 28, 2008, the 5th Circuit Court of Appeals vacated the certification order and remanded to the District Court for redefinition of the sub-classes.  On April 7, 2009, the District Court entered an order denying recertification of the proposed classes.  The parties have agreed to settle this case, subject to court approval.  The settlement of this case will not have a significant impact on our business, financial condition, results of operations or cash flows.

On August 7, 2006, an action was filed in the United States District Court for the Southern District of New York, Sheldon H. Solow v. Conseco, Inc. and Carmel Fifth, LLC, Case No. 06-CV-5988 (BSJ).  The plaintiff alleges breach of duty to hold a fair auction, fraud, promissory estoppel, unjust enrichment and a declaratory judgment with respect to the sale by defendants of the GM Building in New York City in 2003.  The plaintiff was a losing bidder on the building.  In the complaint, the plaintiff seeks damages of $35 million on the unjust enrichment count and damages in an amount to be determined at trial on the remaining counts.  Defendants filed a motion to dismiss the complaint on September 18, 2006.  On January 11, 2008, the court ruled on the motion to dismiss, granting the motion with respect to the unjust enrichment and declaratory judgment counts, and denying the motion with respect to the remaining three counts.  On December 9, 2009, the court granted the Company’s motion for summary judgment and dismissed the case.  On December 22, 2009, the plaintiff filed a motion to alter judgment and for reconsideration.  On January 5, 2010, the Company filed its response in opposition to this motion.  On January 7, 2010, the plaintiff filed a notice of appeal.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until 2011 when the oldest of these policies reaches its twenty-first anniversary.  Plaintiff filed a motion for certification of the class and on December 7, 2009, the court granted that motion.  The case is set for trial commencing July 6, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On June 4, 2008, a purported class action complaint was filed in the Cook County Illinois Circuit Court Chancery Division, Sheldon Langendorf, et. al. individually and on behalf of themselves and all others similarly situated v. Conseco Senior Health Insurance Company, and Conseco, Inc., et. al. Case No. 08CH20571.  Plaintiff is claiming breach of contract and consumer fraud and seeks a declaratory judgment, claiming that Senior Health (formerly Conseco Senior Health Insurance Company prior to its name change in October 2008) and other affiliated companies routinely and improperly refuse to accept Medicare explanations of benefits as documentation in support of proofs of claim on individual hospital indemnity and other policies of health insurance.  Senior Health subsequently removed the action to the U.S. District Court for the Northern District of Illinois, where it is now pending as Case No. 08-CV-3914.  By stipulation of the parties, Conseco, Inc. was dismissed as a party on September 29, 2008.  Senior Health filed a motion to dismiss and/or for summary judgment on August 22, 2008, which the court granted in part and denied in part by entry dated December 18, 2008, dismissing the claim for Illinois statutory consumer fraud.  We agreed to assume liability for this litigation in connection with the separation of Senior Health.  The parties have agreed to settle this case, subject to court approval.  On August 6, 2009, the court granted preliminary approval of the settlement.  Final order and judgment approving settlement was entered on November 18, 2009.  The settlement of this case will not have a significant impact on our business, financial condition, results of operations or cash flows.

On December 8, 2008, a purported class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

inflation escalator only affects the per day maximum benefit.  The court has scheduled a jury trial on January 25, 2010.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and the existing parties opposed their motion.  On January 5, 2010, the court granted the motion to intervene and granted the plaintiff’s motion for class certification.  The case is set for trial commencing on June 7, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  In their complaint, plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  In his complaint, plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend.”  The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.  Plaintiff filed a motion for class certification on October 6, 2009.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation, seeking the establishment of an MDL proceeding consolidating this case and the Brady case described above into a single action in the Northern District of California Federal Court.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings in the Northern District of California Federal Court.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers’ confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy.  Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action.  In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act (“RICO”); aiding and abetting breach of fiduciary duty and for unjust enrichment.  They dropped their claim that Bankers made negligent misrepresentations.  On November 20, 2009, Bankers Life filed a motion to dismiss the plaintiff’s RICO claims.  The plaintiffs’ opening brief on class certification is due by May 31, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits, including purported class actions, related to their operations.  The ultimate outcome of all of these other legal matters pending against the

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected individually to have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

Director and Officer Loan Program Litigation

The Company and Conseco Services, LLC have settled all litigation related to the 1996-1999 director and officer loan programs.  As part of our Predecessor’s plan of reorganization, we are required to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor’s trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities.  As of December 31, 2009, we had paid $19.3 million to the former holders of trust preferred securities under this arrangement.  At December 31, 2009, we estimated that approximately $3.8 million, net of collection costs, of the remaining amounts due under the loan program will be collected (amounts that remain to be collected from borrowers with whom we have settled), of which $2.7 million will be paid to the former holders of our Predecessor’s trust preferred securities.

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

The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life, as well as the sales and marketing practices of Bankers Life.  This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life.  This examination covered the years 2005, 2006 and 2007.  More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life, are not met over an 18 month period for Bankers Life or a two-and-a-half year period for Senior Health, which time started with the settlement.  The process improvement plan is being monitored by the lead states.

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

On December 22, 2008, Conseco Life also received an order to show cause relating to the Lifetrend changes from the Florida Office of Insurance Regulation (“OIR”), and Conseco Life entered into an agreement in January 2009 with the Florida OIR preserving Conseco Life’s right to a hearing while Conseco Life and the Florida OIR engaged in settlement

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

discussions regarding the Lifetrend and CIUL3+ policies.  In January 2009, the Florida OIR commenced a market conduct examination involving Conseco Life.  After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life has reached a settlement in principle with the regulators regarding these issues. During this process, Conseco has been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco has also resumed the administration of its Lifetrend policies with administrative changes in place but, at this time, it has not implemented the NGE changes pending execution of the final settlement agreement with the regulators.  The ultimate outcome of these regulatory proceedings cannot be predicted with certainty.

Guaranty Fund Assessments

The balance sheet at December 31, 2009, included: (i) accruals of $22.1 million, representing our estimate of all known assessments that will be levied against the Company’s insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2009; and (ii) receivables of $16.9 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments.  At December 31, 2008, such guaranty fund assessment accruals were $9.5 million and such receivables were $5.9 million.  These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies.  We recognized expense for such assessments of $.3 million, $3.1 million and $1.1 million in 2009, 2008 and 2007, respectively.

Guarantees

We hold bank loans made to certain former directors and employees to enable them to purchase common stock of our Predecessor.  These loans, with a principal amount of $481.3 million, had been guaranteed by our Predecessor.  We received all rights to collect the balances due pursuant to the original terms of these loans.  In addition, we hold loans to participants for interest on the loans.  The loans and the interest loans are collectively referred to as the “D&O loans.”  We regularly evaluate the collectibility of these loans in light of the credit worthiness of the participants and the current status of various legal actions we have taken to collect the D&O loans.  At December 31, 2009, we have estimated that approximately $3.8 million of the D&O loan balance (which is included in other assets) is collectible (net of the costs of collection).  An allowance has been established to reduce the total D&O loan balance to the amount we estimated was recoverable.

Pursuant to the settlement that was reached with the Official Committee of the Trust Originated Preferred Securities (“TOPrS”) Holders and the Official Committee of Unsecured Creditors in the Plan, the former holders of TOPrS (issued by our Predecessor’s subsidiary trusts and eliminated in our reorganization) who did not opt out of the bankruptcy settlement, will be entitled to receive 45 percent of any net proceeds from the collection of certain D&O loans in an aggregate amount not to exceed $30 million.  As of December 31, 2009, we had paid $19.3 million to the former holders of TOPrS and we have established a liability of $2.7 million (which is included in other liabilities), representing our estimate of the amount which will be paid to the former holders of TOPrS pursuant to the settlement.

In accordance with the terms of the employment agreements of two of the Company’s former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives’ nonqualified supplemental retirement benefits.  The liability for such benefits was $22.0 million at both December 31, 2009 and 2008 and is included in the caption “Other liabilities” in the consolidated balance sheet.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements.  In addition, the Company has entered into certain sponsorship agreements which require future payments.  Total expense pursuant to these lease and sponsorship agreements was $42.3 million, $44.1 million and $44.8 million in 2009, 2008 and 2007, respectively.  Future required minimum payments as of December 31, 2009, were as follows (dollars in millions):

2010	$41.0
2011	34.1
2012	29.2
2013	23.6
2014	17.7
Thereafter	60.2

Total	$205.8

10.	OTHER DISCLOSURES

Agent Deferred Compensation Plan

For our agent deferred compensation plan and postretirement plans, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force.  Benefits are based on years of service and career earnings.  The actuarial measurement date of this deferred compensation plan is December 31.  The liability recognized in the consolidated balance sheet for the agents’ deferred compensation plan was $106.3 million and $99.3 million at December 31, 2009 and 2008, respectively.  Costs incurred on this plan were $11.9 million, $7.7 million and $5.8 million during 2009, 2008 and 2007, respectively (including the recognition of gains (losses) of $(3.3) million, $.6 million and $3.3 million in 2009, 2008 and 2007, respectively, resulting from actual experience being different than expected or from changes in actuarial assumptions).  The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income into the net periodic benefit cost during 2010 is $.4 million.  In 2006, we purchased Company-owned life insurance (“COLI”) as an investment vehicle to fund the agent deferred compensation plan.  The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  The carrying value of the COLI assets was $78.0 million and $51.2 million at December 31, 2009 and 2008, respectively.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income.

We used the following assumptions for the deferred compensation plan to calculate:

	2009	2008

Benefit obligations:
Discount rate	5.75%	6.03%

Net periodic cost:
Discount rate	6.03%	6.02%

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.  At December 31, 2009, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 5 percent annual increase in compensation until the participant’s normal retirement date (age 65 and completion of five years of service).

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2009 were as follows (dollars in millions):

2010	$4.1
2011	4.3
2012	4.5
2013	4.6
2014	5.4
2015 – 2019	34.0

The Company has qualified defined contribution plans for which substantially all employees are eligible.  Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.2 million, $4.4 million and $4.2 million in 2009, 2008 and 2007, respectively.  Employer matching contributions are discretionary.

Reclassification Adjustments Included in Comprehensive Income (Loss)

The changes in unrealized appreciation (depreciation) included in comprehensive income (loss) are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $(593) million, $(19) million and $(4) million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.	SHAREHOLDERS’ EQUITY

In December 2009, we completed the public offering, including underwriter over-allotments, of 49.5 million shares of our common stock at an offering price of $4.75 per share.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and offering expenses totaled $222.7 million.  The Company used $161.4 million of the net proceeds from the offering to reduce its indebtedness under its Senior Credit Agreement and the remaining net proceeds were used for general corporate purposes.

In November 2009, we completed the private sale of 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock to Paulson on behalf of several investment funds and accounts managed by Paulson. The net proceeds to the Company from the private placement, after deducting financial advisory fees and other offering expenses, totaled $73.6 million.  The Company used $36.8 million of the net proceeds from the private placement to reduce its indebtedness under its Senior Credit Agreement and used $10.5 million to fund the portion of the settlement of the Tender Offer that was not funded by the issuance of the 7.0% Debentures, as further described in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations”.  The remaining proceeds will be used:

•
to pay the portion of the purchase price, repurchase price or redemption price of the 3.5% Debentures that are (i) tendered in any subsequent issuer tender offer for the 3.5% Debentures, (ii) repurchased by us in privately negotiated transactions that settle before October 5, 2010; (iii) repurchased by us as required by the holders thereof on September 30, 2010 or (iv) redeemed by us on October 5, 2010 respectively; and

•	for general corporate purposes.

In November 2009, concurrently with the completion of the private placement of our common stock and warrants, we entered into an investor rights agreement with Paulson, pursuant to which we granted to Paulson, among other things, certain registration rights with respect to certain securities and certain preemptive rights, and Paulson agreed to, among other things, certain restrictions on transfer of certain securities, certain voting limitations and certain standstill provisions.

The warrants have an exercise price of $6.50 per share of common stock, subject to customary anti-dilution adjustments. Prior to June 30, 2013, the warrants are not exercisable, except under limited circumstances. Commencing on June 30, 2013, the warrants will be exercisable for shares of our common stock at the option of the holder at any time, subject

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

to certain exceptions. The warrants expire on December 30, 2016.

Prior to completing the private placement with Paulson, our board of directors deemed Paulson an “Exempted Entity” and therefore not an “Acquiring Person” for purposes of our Section 382 Rights Agreement, with respect to the 16.4 million shares of common stock, any shares of common stock issued upon exercise of the warrants, any common stock issued upon conversion of the 7.0% Debentures owned by Paulson, as well as the shares of common stock Paulson owned prior to the private placement.  See the note to the consolidated financial statements entitled “Income Taxes” for more information on the Section 382 Rights Agreement.

In the second quarter of 2004, we completed the public offerings, including underwriter over-allotments, of 50.6 million shares of our common stock at an offering price of $18.25 per share and 27.6 million shares of our 5.5 percent Class B mandatorily convertible preferred stock (the “Preferred Stock”) at an offering price of $25 per share.  In May 2007, all of our Preferred Stock was converted into shares of Conseco common stock in accordance with the terms of issuance.  Under those terms, each of the 27.6 million shares of Preferred Stock outstanding was converted into 1.3699 shares of common stock.  As a result of the conversion, our common shares outstanding increased by 37.8 million.

Pursuant to the Plan, we issued warrants to purchase 6.0 million shares of our common stock (the “Series A Warrants”) entitling the holders to purchase shares of CNO common stock at a price of $27.60 per share.  The Series A Warrants expired on September 10, 2008.

In December 2006, the Company’s board of directors authorized a common share repurchase program of up to $150 million.  In May 2007, the Company’s board of directors increased the authorized common share repurchase program to a maximum of $350 million.  With respect to $25 million of the program, the Company entered into an accelerated share buy back agreement (“ASB”) to repurchase 1.2 million shares.  The initial price paid per share as part of the ASB transaction was $20.12.  The repurchased shares were subject to a settlement price adjustment based upon the difference between:  (i) the volume weighted average price of Conseco common stock (as defined in the ASB); and (ii) $20.12.  The settlement price adjustment was calculated to be $.3 million and was paid to the Company.  The Company recognized a reduction in common stock and additional paid-in capital of $24.7 million in the first quarter of 2007 related to the ASB transaction.

During 2007, the Company repurchased an additional 4.5 million shares of its common stock for $62.5 million.  No repurchases were made in 2009 or 2008.

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2009	2008		2007

Balance, beginning of year	184,754	184,652		152,165
Issuance of common stock	65,900	-		-
Treasury stock purchased and retired	-	-		(5,699)
Conversion of preferred stock into common shares	-	-		37,809
Stock options exercised	-	-		207
Shares issued under employee benefit compensation plans	132	102	(a)	177	(a)
Other	-	-		(7)

Balance, end of year	250,786	184,754		184,652
____________________
(a)
In 2008 and 2007, such amounts were reduced by 16 thousand shares and 24 thousand shares, respectively, which were tendered for the payment of federal and state taxes owned on the issuance of restricted stock.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company.  In April 2009, the shareholders of the Company approved an increase in the number of shares authorized to be issued under the plan to a maximum of 25.8 million shares from 10 million shares.  As of December 31, 2009, 12.6 million

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

shares remained available for issuance under the plan.  Our stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant.  For options granted in 2006 and prior years, our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant.  Our stock option awards granted since 2006 generally vest on a graded basis over a three year service term and expire five years from the date of grant.  The vesting periods for our restricted stock awards range from immediate vesting to a period of four years.

A summary of the Company’s stock option activity and related information for 2009 is presented below (shares in thousands; dollars in millions, except per share amounts):

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Shares	price	life	value

Outstanding at the beginning of the year	5,864	$16.94

Options granted	3,219	2.64

Exercised	-	-		$-

Forfeited or terminated	(523)	15.52

Outstanding at the end of the year	8,560	11.65	4.1 years	$31.6

Options exercisable at the end of the year	2,992		4.4 years	$19.4

Available for future grant	12,565

A summary of the Company’s stock option activity and related information for 2008 is presented below (shares in thousands; dollars in millions, except per share amounts):

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Shares	price	life	value

Outstanding at the beginning of the year	4,828	$19.82

Options granted	1,863	10.27

Exercised	-	-		$-

Forfeited or terminated	(827)	18.69

Outstanding at the end of the year	5,864	16.94	4.8 years	$27.9

Options exercisable at the end of the year	2,412		5.5 years	$16.6

Available for future grant	1,154

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

A summary of the Company’s stock option activity and related information for 2007 is presented below (shares in thousands; dollars in millions, except per share amounts):

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Shares	price	life	value

Outstanding at the beginning of the year	4,217	$20.76

Options granted	1,671	17.37

Exercised	(207)	16.31		$1.3

Forfeited or terminated	(853)	20.54

Outstanding at the end of the year	4,828	19.82	5.9 years	$28.1

Options exercisable at the end of the year	2,462		6.0 years	$16.6

Available for future grant	2,794

We recognized compensation expense related to stock options totaling $6.9 million ($4.5 million after income taxes) in 2009, $6.0 million ($3.9 million after income taxes) in 2008 and $7.4 million ($4.8 million after income taxes) in 2007.  Compensation expense related to stock options reduced both basic and diluted earnings (loss) per share by 2 cents, 2 cents and 3 cents in 2009, 2008 and 2007, respectively.  At December 31, 2009, the unrecognized compensation expense for non-vested stock options totaled $8.7 million which is expected to be recognized over a weighted average period of 1.7 years.  Cash received from the exercise of stock options was nil, nil and $3.4 million during 2009, 2008 and 2007, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2009 Grants	2008 Grants	2007 Grants

Weighted average risk-free interest rates	1.6%	2.5%	4.4%
Weighted average dividend yields	0.0%	0.0%	0.0%
Volatility factors	108%	24%	22%
Weighted average expected life	3.8 years	3.7 years	3.7 years
Weighted average fair value per share	$1.89	$2.25	$4.22

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on the Company’s history and expectation of dividend payouts.  Volatility factors are based on the weekly historical volatility of the Company’s common stock equal to the expected life of the option or since our emergence from bankruptcy in September 2003.  The expected life is based on the average of the graded vesting period and the contractual terms of the option.

The exercise price was equal to the market price of our stock for all options granted in 2009, 2008 and 2007.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

The following table summarizes information about stock options outstanding at December 31, 2009 (shares in thousands):

	Options outstanding			Options exercisable
	Number	Remaining	Average exercise	Number	Average exercise
Range of exercise prices	outstanding	life (in years)	price	exercisable	price

$1.13	697	4.3	$1.13	-	$-
$2.24 - $3.11	2,482	4.4	3.04	-	-
$5.26 - $5.39	29	4.8	5.28	-	-
$8.91 - $12.96	1,615	3.3	10.57	15	12.96
$14.78 - $21.67	3,234	3.9	19.34	2,598	19.63
$22.42 - $25.45	503	6.4	23.18	379	23.18

	8,560			2,992
During 2009, 2008 and 2007, the Company granted .8 million, .1 million and .1 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $1.67 per share, $9.75 per share and $18.39 per share, respectively.  The fair value of such grants totaled $1.4 million, $.8 million and $1.7 million in 2009, 2008 and 2007, respectively.  Such amounts are recognized as compensation expense over the vesting period of the restricted stock.  A summary of the Company’s non-vested restricted stock activity for 2009 is presented below (shares in thousands):

		Weighted
		average
		grant date
	Shares	fair value

Non-vested shares, beginning of year	70	$14.41
Granted	820	1.67
Vested	(132)	5.67
Forfeited	(10)	1.12

Non-vested shares, end of year	748	2.15

At December 31, 2009, the unrecognized compensation expense for non-vested restricted stock totaled $1.1 million which is expected to be recognized over a weighted average period of 1.9 years.  At December 31, 2008, the unrecognized compensation expense for non-vested restricted stock totaled $.6 million.  We recognized compensation expense related to restricted stock awards totaling $.9 million, $1.4 million and $3.2 million in 2009, 2008 and 2007, respectively.  The fair value of restricted stock that vested during 2009, 2008 and 2007 was $.8 million, $1.9 million and $3.9 million, respectively.

Authoritative guidance also requires us to estimate the amount of unvested stock-based awards that will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. We periodically evaluate our forfeiture assumptions to more accurately reflect our actual forfeiture experience.

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation expense recognized because of NOLs which are available to offset future taxable income.

As further discussed in the footnote to the consolidated financial statements entitled “Income Taxes”, the Company’s Board of Directors adopted the Section 382 Rights Agreement on January 20, 2009, which is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs.  As a result, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock.  The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date.  Each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the “Junior Preferred Stock”) of the Company at a price of $20.00 per one one-thousandth of a share of Junior Preferred Stock.  The description and terms of the Rights are set forth in the Section 382 Rights Agreement.  The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes a “5 percent

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

shareholder” of Conseco without the approval of the Board of Directors or an existing shareholder who is currently a “5 percent shareholder” acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings (loss) per share is as follows (dollars in millions and shares in thousands):

	2009	2008	2007

Income (loss) before discontinued operations	$85.7	$(409.6)	$(79.1)
Discontinued operations	-	(722.7)	(105.9)

Net income (loss)	85.7	(1,132.3)	(185.0)
Preferred stock dividends	-	-	(14.1)

Net income (loss) applicable to common stock for basic earnings per share	85.7	(1,132.3)	(199.1)

Add: interest expense on 7.0% Debentures, net of income taxes	1.1	-	-
Net income (loss) applicable to common stock for diluted earnings per share	$86.8	$(1,132.3)	$(199.1)

Shares:
Weighted average shares outstanding for basic earnings per share	188,365	184,704	173,374

Effect of dilutive securities on weighted average shares:
7% Debentures	4,281	-	-
Stock option and restricted stock plans	694	-	-

Dilutive potential common shares	4,975	-	-

Weighted average shares outstanding for diluted earnings per share	193,340	184,704	173,374

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

	2008	2007

Equivalent common shares that were antidilutive during the year:
Class B mandatorily convertible preferred stock	-	14,334
Stock option and restricted stock plans	32	144

Antidilutive equivalent common shares	32	14,478

In August 2005, we completed the private offering of the 3.5% Debentures.  In future periods, our diluted shares outstanding may include incremental shares issuable upon conversion of all or part of such 3.5% Debentures.  Since the remaining outstanding principal amount of the 3.5% Debentures can only be redeemed for cash, it has no impact on the diluted earnings per share calculation.  In accordance with the conversion feature of these 3.5% Debentures, we may be required to pay a stock premium along with redeeming the accreted principal amount for cash, if our common stock reaches a certain market price.  We will include the dilutive effect of our 3.5% Debentures in the calculation of diluted earnings per share when the impact is dilutive.  During 2009, 2008 and 2007, the conversion feature of the 3.5% Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

of $26.66.  Therefore, the 3.5% Debentures had no effect on our diluted shares outstanding or our diluted earnings per share in 2009, 2008 or 2007.

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

In 2009, 2008 and 2007, the Company granted performance shares totaling 620,225, 645,100 and 420,900, respectively, pursuant to its long-term incentive plan to certain officers of the Company.  The criteria for payment related to a portion of such awards is based upon the cumulative return on the Company’s stock with dividends reinvested (“total shareholder return”) compared to the total shareholder return of a group of Conseco’s peers (represented by the companies comprising the Standard & Poor’s Life and Health Index and the Russell 3000 Health and Life Index) over a three year performance measurement period.  If the Company’s results are below the 50th percentile of the comparison group, no portion of the award is earned.  If the Company’s results are equal to or greater than the 75th percentile, then the maximum award is earned.  The criteria for payment of the remaining performance shares is based upon the Company’s operating return on equity, as defined in the award agreement.  If the Company’s operating return on equity is less than 10.0 percent, no portion of the award is earned.  If the Company’s operating return on equity is equal to or greater than 12.0 percent, then the maximum award is earned.  Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance shares expected to be issued, using the treasury stock method.

A summary of the Company’s performance shares is presented below (shares in thousands):

	Total shareholder	Operating return
	return award	on equity award

Granted in 2007	253	168
Forfeited	(35)	(22)

Awards outstanding at December 31, 2007	218	146

Granted in 2008	387	258
Forfeited	(54)	(37)

Awards outstanding at December 31, 2008	551	367

Granted in 2009	-	620
Forfeited	(220)	(162)

Awards outstanding at December 31, 2009	331	825

The grant date fair value of the total shareholder return awards was $1.6 million and $1.7 million in 2008 and 2007, respectively.  The grant date fair value of the operating return on equity awards was $1.9 million, $2.7 million and $3.0 million in 2009, 2008 and 2007, respectively.  We recognized compensation expense of $1.3 million, $.1 million and $1.1 million in 2009, 2008 and 2007, respectively, related to the performance shares.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

12.       OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2009	2008	2007
Traditional products:
Direct premiums collected	$4,128.1	$4,313.5	$4,291.4
Reinsurance assumed	476.5	642.8	314.0
Reinsurance ceded	(185.7)	(164.3)	(199.8)

Premiums collected, net of reinsurance	4,418.9	4,792.0	4,405.6

Change in unearned premiums	(2.1)	(13.5)	(2.1)
Less premiums on universal life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,668.9)	(1,863.5)	(1,852.2)
Premiums on traditional products with mortality or morbidity risk	2,747.9	2,915.0	2,551.3
Fees and surrender charges on interest-sensitive products	345.7	338.6	344.4

Insurance policy income	$3,093.6	$3,253.6	$2,895.7

The four states with the largest shares of 2009 collected premiums were Florida (7.6 percent), California (6.9 percent), Pennsylvania (6.4 percent) and Texas (6.1 percent).  No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2009	2008	2007

Commission expense	$114.3	$128.2	$118.3
Salaries and wages	173.5	160.5	169.3
Other	240.5	231.6	252.8

Total other operating costs and expenses	$528.3	$520.3	$540.4

Changes in the value of policies inforce at the Effective Date were as follows (dollars in millions):

	2009	2008	2007

Balance, beginning of year	$1,477.8	$1,573.6	$1,964.8
Additional acquisition expense	-	-	1.9
Amortization	(177.5)	(187.3)	(246.2)
Cumulative effect of accounting change related to the adoption of authoritative guidance	-	-	(2.6)
Effect of reinsurance transactions	(24.1)	-	(134.9)
Amounts related to fair value adjustment of actively managed fixed maturities	(100.3)	92.7	(9.4)
Other	-	(1.2)	-

Balance, end of year	$1,175.9	$1,477.8	$1,573.6

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 13 percent of the December 31, 2009 balance of the value of policies inforce at the Effective Date in 2010, 11 percent in 2011, 10 percent in 2012, 9 percent in 2013 and 7 percent in 2014.  The discount rate used to determine the amortization of the value of policies inforce at the Effective Date averaged approximately 5 percent in the years ended December 31, 2009, 2008 and 2007.

In accordance with authoritative guidance, we are required to amortize the value of policies inforce in relation to estimated gross profits for universal life products and investment-type products.  Such guidance also requires that estimates of expected gross profits used as a basis for amortization be evaluated regularly, and that the total amortization recorded to date be adjusted by a charge or credit to the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised.

Changes in the cost of policies produced were as follows (dollars in millions):

	2009	2008	2007

Balance, beginning of year	$1,812.6	$1,423.0	$1,106.7
Additions	407.5	459.1	487.6
Amortization	(255.2)	(180.6)	(180.6)
Cumulative effect of accounting change related to the adoption of authoritative guidance	-	-	(1.6)
Effect of reinsurance transactions	(79.0)	-	(19.3)
Amounts related to fair value adjustment of actively managed fixed maturities	(95.0)	111.1	30.2

Balance, end of year	$1,790.9	$1,812.6	$1,423.0

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

13.       CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows (dollars in millions):

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2009	2008	2007

Stock option and restricted stock plans	$9.1	$7.4	$11.0
Conversion of preferred stock into common shares	-	-	667.8
Reduction of tax liabilities related to various contingencies recognized at the fresh-start date	-	-	6.0
Change in securities lending collateral	223.1	51.6	408.3
Change in securities lending payable	(223.1)	(51.6)	(408.3)

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$85.7	$(1,132.3)	$(185.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	460.9	420.7	491.2
Income taxes	80.7	429.0	1.3
Insurance liabilities	421.4	460.6	744.8
Accrual and amortization of investment income	(125.4)	3.9	73.4
Deferral of policy acquisition costs	(407.5)	(459.1)	(545.9)
Net realized investment losses	60.5	642.5	155.4
(Gain) loss on extinguishment of debt	22.2	(21.2)	-
Net sales (purchases) of trading securities	32.3	346.5	(114.3)
Loss related to an annuity coinsurance transaction	-	-	76.5
Loss on Transfer	-	319.9	-
Gain on reinsurance recapture	-	(29.7)	-
Other	13.2	6.0	5.9

Net cash provided by operating activities	$644.0	$986.8	$703.3

Our consolidated statement of cash flows for 2008 and 2007 combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the cash flow statement.

At December 31, 2009, restricted cash and cash equivalents consisted of $3.4 million held by a VIE.

At December 31, 2008, restricted cash and cash equivalents consisted of $4.8 million held by a VIE.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

14.       STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from GAAP.  The Company’s insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2009	2008

Statutory capital and surplus	$1,410.7	$1,311.5
Asset valuation reserve	28.2	55.0
Interest maintenance reserve	290.6	147.7

Total	$1,729.5	$1,514.2

Statutory capital and surplus included investments in upstream affiliates of $52.4 million and $52.2 million at December 31, 2009 and 2008, respectively, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators.  Statutory earnings, fees and interest paid by the insurance companies to the parent company create the “cash flow capacity” the parent company needs to meet its obligations, including debt service.  The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $77.5 million, $(96.9) million and $(321.3) million in 2009, 2008 and 2007, respectively.  Included in such net income (loss) were net realized capital losses, net of income taxes, of $186.5 million, $217.1 million and $38.5 million in 2009, 2008 and 2007, respectively.  In addition, such net income (loss) included pre-tax amounts for fees and interest to Conseco or its non-life subsidiaries totaling $137.1 million, $139.6 million and $162.8 million in 2009, 2008 and 2007, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders.  Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations.  Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year, excluding $61.2 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets.  This type of dividend is referred to as “ordinary dividends”.  Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  This type of dividend is referred to as “extraordinary dividends”.  During 2009, our insurance subsidiaries paid cash dividends of $35.0 million to CDOC (which is the immediate parent of Washington National, Conseco Health and Conseco Life Insurance Company of Texas).

Each of the immediate subsidiaries of CDOC have negative earned surplus at December 31, 2009.  Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department.  During 2010, we are expecting our insurance subsidiaries to pay approximately $105 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  In addition, we are expecting our insurance subsidiaries to pay interest on surplus debentures of $49 million in 2010, which will not require additional approval provided the risk-based capital (“RBC”) ratio of Conseco Life Insurance Company of Texas exceeds 100 percent (but will require prior written notice to the Texas state insurance department).  Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.  Also, during 2009, CDOC made no capital contributions to our insurance subsidiaries, however, a $29.4 million capital contribution was accrued at December 31, 2009, and paid in February 2010.

In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation.  In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention.  The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows:  (i) if a company’s total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the “Company Action Level”); (ii) if a company’s total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company’s total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company’s total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control.  In addition, the RBC requirements provide for a trend test if a company’s total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year.  The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:  (i) between the current year and the prior year; and (ii) for the average of the last 3 years.  It assumes that such decrease could occur again in the coming year.  Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state.  These additional requirements generally have not had a significant impact on the Company’s insurance subsidiaries, but the capital requirements in Florida have caused Conseco Health to maintain a higher level of capital and surplus than it would otherwise maintain and have thus limited its ability to pay dividends.

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

During 2009, the financial statements of three of our subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves.  Total asset adequacy and premium deficiency reserves for Washington National, Conseco Life and Bankers Conseco Life Insurance Company were $79.1 million, $257.1 million and $21.2 million, respectively at December 31, 2009.  The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions, including the Company’s ability to change nonguaranteed elements related to certain products consistent with contract provisions.

At December 31, 2009, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Senior Credit Agreement.  See the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations” for further discussion of various financial ratios and balances we are required to maintain.  We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

15.	BUSINESS SEGMENTS

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance businesses.

We measure segment performance by excluding realized investment gains (losses) because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.  Realized investment gains (losses) depend on market conditions and do not necessarily relate to the underlying business of our segments.  Realized investment gains (losses), may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

Operating information by segment was as follows (dollars in millions):

	2009	2008	2007
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$41.4	$49.2	$67.6
Supplemental health	1,711.7	1,872.9	1,537.0
Life	206.1	187.8	175.4
Net investment income (a)	678.1	558.2	572.3
Fee revenue and other income (a)	10.2	11.0	12.0

Total Bankers Life revenues	2,647.5	2,679.1	2,364.3

Colonial Penn:
Insurance policy income:
Supplemental health	8.1	9.5	10.8
Life	188.0	175.3	115.0
Net investment income (a)	38.7	39.6	37.8
Fee revenue and other income (a)	.9	1.8	.7

Total Colonial Penn revenues	235.7	226.2	164.3

Conseco Insurance Group:
Insurance policy income:
Annuities	29.5	14.1	14.3
Supplemental health	595.3	609.4	628.1
Life	305.2	325.0	335.3
Other	8.3	10.4	12.2
Net investment income (a)	560.8	552.5	716.3
Fee revenue and other income (a)	1.5	1.7	1.0

Total Conseco Insurance Group revenues	1,500.6	1,513.1	1,707.2

Corporate operations:
Net investment income (a)	15.1	28.5	43.4
Fee and other income	3.0	5.2	10.1

Total corporate revenues	18.1	33.7	53.5

Total revenues	4,401.9	4,452.1	4,289.3

(continued on next page)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

(continued from previous page)

	2009	2008	2007
Expenses:
Bankers Life:
Insurance policy benefits	$1,905.0	$2,090.4	$1,684.7
Amortization	267.9	234.8	264.0
Other operating costs and expenses	196.6	182.4	173.8

Total Bankers Life expenses	2,369.5	2,507.6	2,122.5

Colonial Penn:
Insurance policy benefits	143.0	139.4	102.2
Amortization	33.3	32.0	20.3
Other operating costs and expenses	30.0	29.6	23.7

Total Colonial Penn expenses	206.3	201.0	146.2

Conseco Insurance Group:
Insurance policy benefits	1,018.7	982.7	1,129.0
Amortization	135.5	122.6	178.2
Interest expense on investment borrowings	20.5	22.4	17.6
Costs related to a litigation settlement	-	-	32.2
Loss related to an annuity coinsurance transaction	-	-	76.5
Other operating costs and expenses	258.6	264.1	300.0

Total Conseco Insurance Group expenses	1,433.3	1,391.8	1,733.5

Corporate operations:
Interest expense on corporate debt	84.7	67.9	80.3
Interest expense on variable interest entity	12.7	16.2	27.4
Costs related to a litigation settlement	-	-	32.2
Other operating costs and expenses	43.1	44.2	42.9
(Gain) loss on extinguishment or modification of debt	22.2	(21.2)	-

Total corporate expenses	162.7	107.1	182.8

Total expenses	4,171.8	4,207.5	4,185.0

Income (loss) before net realized investment losses (net of related amortization), income taxes and discontinued operations:
Bankers Life	278.0	171.5	241.8
Colonial Penn	29.4	25.2	18.1
Conseco Insurance Group	67.3	121.3	(26.3)
Corporate operations	(144.6)	(73.4)	(129.3)

Income (loss) before net realized investment losses (net of related amortization), income taxes and discontinued operations	$230.1	$244.6	$104.3

____________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	2009	2008	2007

Total segment revenues	$4,401.9	$4,452.1	$4,289.3
Net realized investment losses	(60.5)	(262.4)	(158.0)

Consolidated revenues	$4,341.4	$4,189.7	$4,131.3

Total segment expenses	$4,171.8	$4,207.5	$4,185.0
Amortization related to net realized investment losses	(4.0)	(21.5)	(35.7)

Consolidated expenses	$4,167.8	$4,186.0	$4,149.3

Segment balance sheet information was as follows (dollars in millions):

	2009	2008
Assets:
Bankers Life	$14,655.6	$12,927.5
Colonial Penn	975.8	916.3
Conseco Insurance Group	14,545.4	14,703.7
Corporate operations	167.0	215.8

Total assets	$30,343.8	$28,763.3

Liabilities:
Bankers Life	$12,983.3	$12,102.6
Colonial Penn	823.8	808.5
Conseco Insurance Group	11,560.1	12,370.7
Corporate operations	1,444.2	1,851.5

Total liabilities	$26,811.4	$27,133.3

The following table presents selected financial information of our segments (dollars in millions):

	Value of policies
	inforce at the	Cost of
	Effective	policies	Insurance
Segment	Date	produced	liabilities

2009
Bankers Life	$569.5	$1,179.1	$12,384.8
Colonial Penn	92.4	199.8	713.8
Conseco Insurance Group	514.0	412.0	11,195.4

Total	$1,175.9	$1,790.9	$24,294.0

2008
Bankers Life	$761.7	$1,216.2	$11,622.3
Colonial Penn	105.3	174.8	708.9
Conseco Insurance Group	610.8	421.6	11,856.9

Total	$1,477.8	$1,812.6	$24,188.1

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

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

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenues	$1,069.5	$1,095.6	$1,118.6	$1,057.7

Income before income taxes	$42.2	$49.6	$64.1	$17.7
Income tax expense (benefit)	17.7	22.0	48.7	(.5)

Net income	$24.5	$27.6	$15.4	$18.2

Income per common share:
Basic:
Net income	$.13	$.15	$.08	$.09

Diluted:
Net income	$.13	$.15	$.08	$.09

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr. (a)

Revenues	$1,027.5	$1,094.7	$1,021.9	$1,045.6

Income (loss) before income taxes and discontinued operations	$(11.9)	$16.1	$5.7	$(6.2)
Income tax expense (benefit)	(4.2)	306.3	31.6	79.6

Loss before discontinued operations	(7.7)	(290.2)	(25.9)	(85.8)
Income (loss) from discontinued operations, net of tax	.5	(198.3)	(157.4)	(367.5)

Net loss	$(7.2)	$(488.5)	$(183.3)	$(453.3)

Loss per common share:
Basic:
Loss before discontinued operations	$(.04)	$(1.57)	$(.14)	$(.46)
Discontinued operations	-	(1.08)	(.85)	(1.99)

Net loss	$(.04)	$(2.65)	$(.99)	$(2.45)

Diluted:
Loss before discontinued operations	$(.04)	$(1.57)	$(.14)	$(.46)
Discontinued operations	-	(1.08)	(.85)	(1.99)

Net loss	$(.04)	$(2.65)	$(.99)	$(2.45)
_____________
(a)
In the fourth quarter of 2008, our net loss reflected the following: (i) losses from discontinued operations of $367.5 million primarily related to losses and transaction costs associated with the Transfer; and (ii) net realized investment losses of $93.0 million.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

17.	INVESTMENT IN A VARIABLE INTEREST ENTITY

The Company has an investment in a special purpose entity that is a variable interest entity.  The following is description of our significant investment in a variable interest entity:

Fall Creek CLO Ltd.

Fall Creek CLO Ltd. (“Fall Creek”) is a collateralized loan trust that was established to issue securities and use the proceeds to invest in loans and other permitted investments.  The assets held by the trust are legally isolated and are not available to the Company.  The liabilities of Fall Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  The investment borrowings were issued pursuant to an indenture between Fall Creek and a trustee.  The investment borrowings of Fall Creek may become due and payable if certain threshold ratios (based on the entity’s leverage and the fair value of its assets) are not met for a specified period of time.  During the first quarter of 2008, such threshold ratio was not met and the indenture was amended.  As a result of the amendment, Fall Creek sold assets of $90 million (which resulted in net realized investment losses of $11.2 million), and paid down investment borrowings of $88.0 million.  Pursuant to the amendment, we committed to provide additional capital to Fall Creek for up to $25 million (under defined circumstances), all of which was contributed in 2008.  In addition, the indenture was amended and restated in November 2008, to change certain terms related to the investment borrowings, cease future reinvesting activities of Fall Creek, provide for an additional investment in Fall Creek and remove the provision related to threshold ratios.  In conjunction with the amendment and restatement of the indenture, Fall Creek repaid $17.5 million of investment borrowings and the Company purchased: (i) $25.2 million of borrowings previously held by others; and (ii) $9.7 million of newly issued borrowings of Fall Creek.  Repayment of the remaining principal balance of the investment borrowings of Fall Creek is based on available cash flows from the assets and such borrowings mature in 2017.  Repayments totaling $82.4 million were made in 2009 and a $10.0 million repayment was made in December 2008 based on such excess cash flows.  The Company has no further commitments to Fall Creek.  The carrying value of our investment in Fall Creek was $72.5 million and $83.5 million at December 31, 2009 and 2008, respectively.  The following tables provide supplemental information about the assets, liabilities, revenues and expenses of Fall Creek which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in Fall Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

	December 31,
	2009	2008
Assets:
Actively managed fixed maturities	$268.0	$269.7
Cash and cash equivalents – restricted	3.4	4.8
Accrued investment income	1.2	2.8
Other assets	8.0	7.2

Total assets	$280.6	$284.5

Liabilities:
Other liabilities	$7.4	$7.8
Investment borrowings due to others	224.1	306.5
Investment borrowings due to the Company	81.9	81.9

Total liabilities	313.4	396.2

Equity (deficit):
Capital provided by the Company	16.6	16.6
Capital provided by others	3.8	3.8
Accumulated other comprehensive loss	(22.5)	(118.4)
Accumulated deficit	(30.7)	(13.7)

Total equity (deficit)	(32.8)	(111.7)

Total liabilities and equity (deficit)	$280.6	$284.5

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
__________________

	Years ended
	December 31,
	2009	2008	2007
Revenues:
Net investment income – deposit accounts	$13.4	$23.6	$36.8
Fee revenue and other income	.3	.5	.3

Total revenues	13.7	24.1	37.1

Expenses:
Interest expense	12.7	16.2	27.4
Other operating expenses	.2	.7	.5

Total expenses	12.9	16.9	27.9

Income (loss) before net realized investment losses and income taxes	.8	7.2	9.2

Net realized investment losses	(14.2)	(24.9)	(.4)

Income (loss) before income taxes	$(13.4)	$(17.7)	$8.8

During 2009, net realized investment losses included:  (i) $.7 million of net losses from the sales of investments; and (ii) $13.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.  During 2008, net realized investment losses included:  (i) $14.1 million of net losses from the sales of investments; and (ii) $10.8 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

18.       SUBSEQUENT EVENTS

In February 2010, we repurchased $64 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a second closing of $64 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.  The first closing of $176.5 million of the 7.0% Debentures was completed on November 13, 2009, upon settlement of a tender offer for the 3.5% Debentures.

The purchase price for the $64 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.  As a result of the repurchase, we expect to realize a loss on the extinguishment of debt of approximately $2 million, representing the write-off of unamortized discount and issuance costs associated with 3.5% Debentures that were repurchased.

The issuance of the $64 million of 7.0% Debentures was made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures.  We received aggregate net proceeds of approximately $61.4 million in the second closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).  An aggregate of $52.5 million of the 3.5% Debentures remain outstanding.

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

During the evaluation of disclosure controls and procedures as of December 31, 2006, conducted during the preparation of Conseco’s financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2006, a material weakness in internal control was identified relating to the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies.  Remediation efforts to enhance controls over the actuarial reporting process have been continuing over the last three years under the direction of the Chief Financial Officer, and a number, but not all, of the weaknesses have been addressed.  As a result of the unremediated weaknesses, Conseco’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, 2007, 2008 and 2009, Conseco’s disclosure controls and procedures were not effective.

The status of the remediation efforts was regularly reviewed with management and the Company’s Audit and Enterprise Risk Committee of the Board of Directors.  This committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts.  Material control deficiencies in the actuarial reporting process related to the design and operating effectiveness of controls over the completeness and accuracy of inforce policies in all insurance policy blocks other than certain specified disease policies were remediated, and the new controls were determined to be effective as of December 31, 2009.

A material weakness relating to the actuarial reporting process over certain specified disease policies in our Conseco Insurance Group segment continued to exist as of December 31, 2009.  As a result, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, Conseco’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conseco’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Conseco’s management has concluded that, as of December 31, 2009, the following material weakness relating to the controls over the actuarial reporting process existed:

Conseco did not maintain effective controls over the accounting and disclosure of insurance policy benefits and the liabilities for insurance products.  Specifically, the design and operating efficiency of controls over the actuarial reporting process to ensure the accuracy of certain inforce specified disease policies in our Conseco Insurance Group segment were not effective.  These control deficiencies resulted in a reasonable possibility that a material misstatement could occur in the liabilities for traditional insurance products and insurance policy benefits account balances in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, Conseco’s management has determined that these control deficiencies constitute a material weakness.  Because of this material weakness, management concluded that Conseco did not maintain effective internal controls over financial reporting as of December 31, 2009, based on criteria in the Internal Control – Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Efforts.  Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process.  Significant improvements have been made to controls over actuarial reporting for all insurance policy blocks other than certain specified disease policies.  The material weakness related to the design and operating effectiveness of controls to ensure the completeness and accuracy of certain specified disease inforce policies in our Conseco Insurance Group segment continued to exist as of December 31, 2009.  Conseco’s management continues to assign the highest priority to Conseco’s remediation efforts, with the goal of remediating the material weakness by the end of 2010.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation.  Conseco recognizes that further improvement in its internal control over the actuarial reporting process in our Conseco Insurance Group segment is essential.  The remaining weakness to be addressed by the Company’s remediation efforts relates to the flow of information from the administrative systems to the actuarial valuation processes for certain specified disease policies in our Conseco Insurance Group segment.  Remediating this weakness will allow Conseco to reduce its reliance on manual controls and other procedures.  Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative automated controls which will be more sustainable.  Conseco recognizes that further investment is needed to improve the actuarial reporting processes in our Conseco Insurance Group segment and is committed to making the investments for these improvements.

Changes to Internal Control Over Financial Reporting.  Other than the improvements that have been made to controls over actuarial reporting described above under the title Remediation Efforts, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Conseco’s internal control over financial reporting.

ITEM 9B.                         OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.  That information is incorporated by reference into this Item 10.  Additional information called for by this item is contained in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 117 for a list of financial statements included in this Report.

	2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of March, 2010.

CONSECO, INC.

By:     /s/ C. James Prieur
C. James Prieur
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s / C. JAMES PRIEUR	Director and Chief Executive Officer	March 3, 2010
C. James Prieur	(Principal Executive Officer)

/s / EDWARD J. BONACH	Executive Vice President	March 3, 2010
Edward J. Bonach	and Chief Financial Officer
(Principal Financial Officer)

/s / JOHN R. KLINE	Senior Vice President	March 3, 2010
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s / R. GLENN HILLIARD	Director	March 3, 2010
R. Glenn Hilliard

/s / DONNA A. JAMES	Director	March 3, 2010
Donna A. James

/s / R. KEITH LONG	Director	March 3, 2010
R. Keith Long

/s / CHARLES W. MURPHY	Director	March 3, 2010
Charles W. Murphy

/s / DEBRA J. PERRY	Director	March 3, 2010
Debra J. Perry

/s / NEAL C. SCHNEIDER	Director	March 3, 2010
Neal C. Schneider

/s / MICHAEL T. TOKARZ	Director	March 3, 2010
Michael T. Tokarz

/s / JOHN G. TURNER	Director	March 3, 2010
John G. Turner

/s / DOREEN A. WRIGHT	Director	March 3, 2010
Doreen A. Wright

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors
Conseco, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Conseco, Inc. and subsidiaries referred to in our report dated March 3, 2010 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 4 to the consolidated financial statements, the Company retrospectively adjusted its historical consolidated financial statements to reflect the adoption of a new accounting standard effective January 1, 2009 regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Also, as discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for the non-credit portion of other-than-temporary impairments of fixed maturity securities.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 3, 2010

CONSECO, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)
Balance Sheet
as of December 31, 2009 and 2008
(Dollars in millions)

ASSETS
	2009	2008

Cash and cash equivalents - unrestricted	$145.3	$56.5
Other invested assets	.2	.1
Investment in wholly-owned subsidiaries (eliminated in consolidation)	4,902.4	3,261.6
Receivable from subsidiaries (eliminated in consolidation)	.9	.8
Other assets	16.1	23.1

Total assets	$5,064.9	$3,342.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable	$1,037.4	$1,311.5
Payable to subsidiaries (eliminated in consolidation)	360.2	261.0
Income tax liabilities, net	76.2	75.8
Other liabilities	58.7	63.8

Total liabilities	1,532.5	1,712.1

Commitments and Contingencies

Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2009 – 250,786,216; 2008 – 184,753,758)	4,411.3	4,105.9
Accumulated other comprehensive loss	(264.3)	(1,770.7)
Accumulated deficit	(614.6)	(705.2)

Total shareholders’ equity	3,532.4	1,630.0

Total liabilities and shareholders’ equity	$5,064.9	$3,342.1
The accompanying notes are an integral part
of the condensed financial information.

CONSECO, INC. AND SUBSIDIARIES
SCHEDULE II
Condensed Financial Information of Registrant (Parent Company)
Statement of Operations
for the years ended December 31, 2009, 2008 and 2007
(Dollars in millions)

	2009	2008	2007

Revenues:
Net investment income	$-	$2.3	$3.6
Net realized investment losses	(.2)	(25.9)	-
Fee and interest income from subsidiaries (eliminated in consolidation)	-	.7	3.1

Total revenues	(.2)	(22.9)	6.7

Expenses:
Interest expense on notes payable	84.7	67.9	80.3
Intercompany expenses (eliminated in consolidation)	2.4	8.3	15.8
Costs related to a litigation settlement	-	-	32.2
Operating costs and expenses	45.6	34.2	41.2
(Gain) loss on extinguishment or modification of debt	22.2	(21.2)	-

Total expenses	154.9	89.2	169.5

Loss before income taxes and equity in undistributed earnings of subsidiaries	(155.1)	(112.1)	(162.8)

Income tax expense (benefit):
Income tax benefit on period income	(57.8)	(39.1)	(65.0)
Valuation allowance for deferred tax assets	-	54.1	-

Loss before equity in undistributed earnings of subsidiaries and discontinued operations	(97.3)	(127.1)	(97.8)

Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	183.0	(282.5)	18.7

Income (loss) before discontinued operations	85.7	(409.6)	(79.1)
Discontinued operations, net of income taxes:
Parent company	-	(166.3)	-
Subsidiary	-	(556.4)	(105.9)

Net income (loss)	85.7	(1,132.3)	(185.0)

Preferred stock dividends	-	-	14.1

Income (loss) applicable to common stock	$85.7	$(1,132.3)	$(199.1)

The accompanying notes are an integral part
of the condensed financial information.

CONSECO, INC. AND SUBSIDIARIES
SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2009, 2008 and 2007
 (Dollars in millions)

	2009	2008	2007

Cash flows used by operating activities	$(110.7)	$(97.4)	$(126.6)

Cash flows from investing activities:
Sales of investments	-	13.9	-
Purchases of investments	-	(39.8)	-
Investments and advances to consolidated subsidiaries*	-	(24.0)	(86.0)
Change in restricted cash	-	1.9	(1.8)

Net cash used by investing activities	-	(48.0)	(87.8)

Cash flows from financing activities:
Issuance of notes payable, net	172.0	75.0	200.0
Issuance of common stock	296.3	-	3.4
Payments to repurchase common stock	-	-	(87.2)
Payments on notes payable	(461.2)	(44.0)	(7.8)
Expenses related to debt modification and extinguishment of debt	(14.7)	-	-
Issuance of notes payable to affiliates*	266.9	148.0	223.8
Payments on notes payable to affiliates*	(59.8)	(61.4)	(110.3)
Dividends paid on preferred stock	-	-	(19.0)

Net cash provided by financing activities	199.5	117.6	202.9

Net increase (decrease) in cash and cash equivalents	88.8	(27.8)	(11.5)

Cash and cash equivalents, beginning of the year	56.5	84.3	95.8

Cash and cash equivalents, end of the year	$145.3	$56.5	$84.3

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

CONSECO, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2009, 2008 and 2007
 (Dollars in millions)

	2009	2008	2007
Life insurance inforce:
Direct	$61,814.4	$65,271.1	$67,831.1
Assumed	403.5	1,129.8	873.5
Ceded	(16,461.5)	(13,805.9)	(14,717.2)

Net insurance inforce	$45,756.4	$52,595.0	$53,987.4

Percentage of assumed to net	.9%	2.1%	1.6%

	2009	2008	2007
Insurance policy income:
Direct	$2,451.8	$2,438.0	$2,445.9
Assumed	475.5	641.0	307.8
Ceded	(179.4)	(164.0)	(202.4)

Net premiums	$2,747.9	$2,915.0	$2,551.3

Percentage of assumed to net	17.3%	22.0%	12.1%

EXHIBIT INDEX
Exhibit
No.                                                                                                                                              Description

2.1	Sixth Amended Joint Plan of Reorganization of Conseco, Inc. and affiliated Debtors, incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed September 15, 2003.

2.2	Order Confirming Reorganizing Debtors' Sixth Amended Joint Plan of Reorganization, incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed September 15, 2003.

3.1	Amended and Restated Certificate of Incorporation of Conseco, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2	Amended and Restated Bylaws of Conseco, Inc. dated as of February 2, 2010, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 4, 2010.

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

4.2	Form of specimen stock certificate, incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 333-129555) on November 8, 2005.

4.3	Form of Warrant, incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed October 13, 2009.

4.4
Indenture dated as of August 15, 2005 for 3.50% Convertible Debentures due September 30, 2035 between Conseco, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed August 16, 2005.

4.5
Indenture dated as of October 16, 2009, between Conseco, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 19, 2009, as amended by First Supplemental Indenture dated as of February 3, 2010, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 5, 2010.

4.6	Form of 7.0% Convertible Senior Debentures due 2016, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 19, 2009.

10.1
Second Amended and Restated Credit Agreement dated as of October 10, 2006 among Conseco, Inc., Bank of America, N.A., as Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, and other parties, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 11, 2006, Amendment No. 1 thereto dated as of June 12, 2007, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 15, 2007, Amendment No. 2 thereto dated March 30, 2009, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 31, 2009 and Amendment No. 3 thereto dated December 8, 2009, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 9, 2009.

10.2
Stock and Warrant Purchase Agreement dated as of October 13, 2009 by and between Conseco, Inc. and Paulson & Co. Inc. on behalf of several investment funds and accounts managed by it, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 13, 2009.

10.3	Investor Rights Agreement dated as of November 13, 2009 by and between Conseco, Inc. and Paulson & Co. Inc. on behalf of the several investment funds and accounts managed by it.

10.4
Guarantee and Security Agreement dated as of June 22, 2004 among Conseco, Inc., the Subsidiary Guarantors Party Thereto and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 23, 2004, and Amendment No. 1 to the Guarantee and Security Agreement dated as of February 2, 2010 by and among Conseco, Inc., the lenders signatory thereto and Wilmington Trust Company FSB, as administrative agent for the lenders filed herewith.

10.5
Purchase Agreement, dated as of October 14, 2009, between Conseco, Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit (b)(1) of our Schedule TO filed on October 15, 2009, as amended by Amendment Number One dated as of February 3, 2010, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 5, 2010.

10.6	Underwriting Agreement dated as of December 16, 2009 between Conseco, Inc. and Morgan Stanley & Co. Incorporated.

10.11
Letter of agreement dated as of August 3, 2007 between Conseco Services, LLC and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.12	Amended and Restated Employment Agreement dated as of December 21, 2009 between 40|86 Advisors, Inc. and Eric R. Johnson.

10.13	Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Annex B to our Proxy Statement filed on April 23, 2009.

10.14
Form of executive stock option agreement under Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

10.15
Form of executive restricted stock agreement under Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.16
Form of Indemnification Agreement among Conseco, Inc., CDOC, Inc., Conseco Services, LLC and each director of Conseco, Inc., incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.18	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.20	Conseco, Inc. Pay for Performance Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed March 31, 2009.

10.21	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

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

10.26
Amended and Restated Employment Agreement dated as of February 27, 2008 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment to Employment Agreement dated April 16, 2009, incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.27	Amended and Restated Employment Agreement dated as of November 1, 2009 between Conseco Services, LLC and Christopher J. Nickele.

10.28	Employment Agreement dated as of October 1, 2008 between Conseco Services, LLC and Scott R. Perry, as amended by Amendment to Employment Agreement dated as of December 29, 2009 filed herewith.

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

10.36
Employment Agreement dated as of May 27, 2008 between Conseco Services, LLC and Steven M. Stecher, incorporated by reference to Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as amended by Amendment to Employment Agreement dated as of December 28, 2009 filed herewith.

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

10.12	Amended and Restated Employment Agreement dated as of December 21, 2009 between 40|86 Advisors, Inc. and Eric R. Johnson.

10.13	Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Annex B to our Proxy Statement filed on April 23, 2009.

10.14
Form of executive stock option agreement under Conseco, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.26
Amended and Restated Employment Agreement dated as of February 27, 2008 between Conseco Services, LLC and Russell M. Bostick, incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment to Employment Agreement dated April 16, 2009, incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.27	Amended and Restated Employment Agreement dated as of November 1, 2009 between Conseco Services, LLC and Christopher J. Nickele.

10.28	Employment Agreement dated as of October 1, 2008 between Conseco Services, LLC and Scott R. Perry, as amended by Amendment to Employment Agreement dated as of December 29, 2009 filed herewith.

10.32	Employment Agreement dated as of April 23, 2007 between Conseco, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Current Report on Form 8-K filed April 27, 2007.

10.36
Employment Agreement dated as of May 27, 2008 between Conseco Services, LLC and Steven M. Stecher, incorporated by reference to Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as amended by Amendment to Employment Agreement dated as of December 28, 2009 filed herewith.

10.38
Employment Agreement dated as of June 11, 2008 between Conseco Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.