Form 10-Q
period 2010-03-31
CONSECO INC
filed 2010-05-10
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes   [   ]  No [   ]

Shares of common stock outstanding as of April 27, 2010:  250,929,801

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Investments:
Actively managed fixed maturities at fair value (amortized cost: March 31, 2010 - $18,958.1; December 31, 2009 - $18,998.0)	$18,813.8	$18,528.4
Equity securities at fair value (cost: March 31, 2010 - $30.7; December 31, 2009 - $30.7)	31.1	31.0
Mortgage loans	1,936.6	1,965.5
Policy loans	294.0	295.2
Trading securities	332.0	293.3
Investments held by variable interest entities	511.7	-
Securities lending collateral	147.4	180.0
Other invested assets	236.3	236.8

Total investments	22,302.9	21,530.2

Cash and cash equivalents - unrestricted	321.1	523.4
Cash and cash equivalents held by variable interest entities	24.3	3.4
Accrued investment income	334.0	309.0
Value of policies inforce at the Effective Date	1,133.2	1,175.9
Cost of policies produced	1,788.0	1,790.9
Reinsurance receivables	3,444.1	3,559.0
Income tax assets, net	1,021.9	1,124.0
Assets held in separate accounts	17.0	17.3
Other assets	398.4	310.7

Total assets	$30,784.9	$30,343.8

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2010	2009
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,217.7	$13,219.2
Traditional products	10,137.6	10,063.5
Claims payable and other policyholder funds	969.4	994.0
Liabilities related to separate accounts	17.0	17.3
Other liabilities	583.6	610.4
Investment borrowings	454.5	683.9
Borrowings related to variable interest entities	495.4	-
Securities lending payable	152.4	185.7
Notes payable – direct corporate obligations	1,037.2	1,037.4

Total liabilities	27,064.8	26,811.4

Commitments and Contingencies

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2010 – 250,929,801; December 31, 2009 – 250,786,216)	2.5	2.5
Additional paid-in capital	4,411.0	4,408.8
Accumulated other comprehensive loss	(103.0)	(264.3)
Accumulated deficit	(590.4)	(614.6)

Total shareholders' equity	3,720.1	3,532.4
Total liabilities and shareholders' equity	$30,784.9	$30,343.8

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2010	2009

Revenues:
Insurance policy income	$664.6	$782.8
Net investment income (loss):
General account assets	315.4	308.6
Policyholder and reinsurer accounts and other special- purpose portfolios	23.8	(18.0)
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	15.4	85.1
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(17.7)	(108.1)
Change in other-than-temporary impairment losses recognized in accumulated other comprehensive loss	(2.6)	16.1
Net impairment losses recognized	(20.3)	(92.0)
Total realized gains (losses)	(4.9)	(6.9)
Fee revenue and other income	3.5	3.0

Total revenues	1,002.4	1,069.5

Benefits and expenses:
Insurance policy benefits	699.0	753.5
Interest expense	27.5	23.2
Amortization	102.6	120.8
Loss on extinguishment or modification of debt	1.8	9.5
Other operating costs and expenses	118.4	120.3

Total benefits and expenses	949.3	1,027.3

Income before income taxes	53.1	42.2

Income tax expense:
Tax expense on period income	19.2	15.3
Valuation allowance for deferred tax assets	-	2.4

Net income	$33.9	$24.5

Earnings per common share:
Basic:
Weighted average shares outstanding	250,788,000	184,754,000

Net income	$.14	$.13

Diluted:
Weighted average shares outstanding	292,081,000	184,756,000

Net income	$.13	$.13

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

		Accumulated	Retained
	Common stock	other	earnings
	and additional	comprehensive	(accumulated
	paid-in capital	loss	deficit)	Total

Balance, December 31, 2008	$4,105.9	$(1,770.7)	$(705.2)	$1,630.0

Comprehensive loss, net of tax:
Net income	-	-	24.5	24.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $31.6)	-	(56.2)	-	(56.2)
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $4.7)	-	(8.7)	-	(8.7)

Total comprehensive loss				(40.4)

Stock option and restricted stock plans	1.6	-	-	1.6
Effect of reclassifying noncredit component of previously recognized impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $2.6)	-	(4.9)	4.9	-

Balance, March 31, 2009	$4,107.5	$(1,840.5)	$(675.8)	$1,591.2

Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4

Comprehensive income, net of tax:
Net income	-	-	33.9	33.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $78.0)	-	146.2	-	146.2
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax expense of $12.0)	-	21.3	-	21.3

Total comprehensive income				201.4

Cumulative effect of accounting change	-	(6.2)	(9.7)	(15.9)
Stock option and restricted stock plans	2.2	-	-	2.2

Balance, March 31, 2010	$4,413.5	$(103.0)	$(590.4)	$3,720.1

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Insurance policy income	$586.3	$688.1
Net investment income	314.6	279.1
Fee revenue and other income	3.5	3.0
Insurance policy benefits	(482.3)	(617.2)
Interest expense	(23.5)	(22.4)
Policy acquisition costs	(109.0)	(105.8)
Other operating costs	(106.6)	(99.9)
Taxes	(1.9)	(2.3)

Net cash provided by operating activities	181.1	122.6

Cash flows from investing activities:
Sales of investments	2,194.5	2,615.2
Maturities and redemptions of investments	158.3	117.4
Purchases of investments	(2,660.3)	(2,964.1)
Net sales (purchases) of trading securities	(33.8)	40.8
Change in cash and cash equivalents held by variable interest entities	(17.1)	.3
Other	(2.8)	(8.1)

Net cash used by investing activities	(361.2)	(198.5)

Cash flows from financing activities:
Issuance of notes payable, net	61.4	-
Payments on notes payable	(64.0)	(3.4)
Expenses related to debt modification and extinguishment of debt	-	(9.2)
Amounts received for deposit products	375.2	454.1
Withdrawals from deposit products	(378.6)	(481.3)
Investment borrowings and borrowings related to variable interest entities	(16.2)	(9.2)

Net cash used by financing activities	(22.2)	(49.0)

Net decrease in cash and cash equivalents	(202.3)	(124.9)

Cash and cash equivalents, beginning of period	523.4	894.5

Cash and cash equivalents, end of period	$321.1	$769.6

The accompanying notes are an integral part
of the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following notes should be read together with the notes to the consolidated financial statements included in the 2009 Form 10-K of Conseco, Inc.

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

Conseco’s Board of Directors has made a proposal to change the Company’s name to CNO Financial Group, Inc., which will be subject to a vote by shareholders at the May 11, 2010 annual meeting.

BASIS OF PRESENTATION

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We have reclassified certain amounts from the prior periods to conform to the 2010 presentation.  These reclassifications have no effect on net income or shareholders’ equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2009, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

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

OUT-OF-PERIOD ADJUSTMENTS

We recorded the net effects of certain out-of-period adjustments which decreased our net income by $.6 million (or nil cents per diluted share) in the first quarter of 2010.  We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the current period, as well as the materiality to the periods in which they originated.  The impact of correcting these errors in prior years was not significant to any individual period.  Management believes these errors are immaterial to the consolidated financial statements.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of the embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements.  See the note entitled “Accounting for Derivatives” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $332.0 million and $293.3 million at March 31, 2010 and December 31, 2009, respectively.

Accumulated other comprehensive loss is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of March 31, 2010 and December 31, 2009, were as follows (dollars in millions):

	March 31,	December 31,
	2010	2009

Net unrealized depreciation on actively managed fixed maturity securities on which an other-than-temporary impairment loss has been recognized	$(91.9)	$(133.5)
Net unrealized losses on all other investments	(78.3)	(339.9)
Adjustment to value of policies inforce at the Effective Date	2.3	10.7
Adjustment to cost of policies produced	16.2	59.8
Unrecognized net loss related to deferred compensation plan	(8.1)	(8.2)
Deferred income tax asset	56.8	146.8

Accumulated other comprehensive loss	$(103.0)	$(264.3)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2010	2009
Net income for basic earnings per share	$33.9	$24.5

Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	2.6	-

Net income for diluted earnings per share	$36.5	$24.5

Shares:
Weighted average shares outstanding for basic earnings per share	250,788	184,754

Effect of dilutive securities on weighted average shares:
7% Debentures	39,533	-
Stock option and restricted stock plans	1,760	2

Dilutive potential common shares	41,293	2

Weighted average shares outstanding for diluted earnings per share	292,081	184,756

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance shares) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested.  The dilution from options and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock).

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2010	2009
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$8.3	$10.6
Supplemental health	345.9	438.7
Life	42.0	42.2
Net investment income (a)	185.9	142.2
Fee revenue and other income (a)	2.3	1.4

Total Bankers Life revenues	584.4	635.1

Colonial Penn:
Insurance policy income:
Supplemental health	1.8	2.1
Life	46.4	45.0
Net investment income (a)	9.7	9.8
Fee revenue and other income (a)	.2	.2

Total Colonial Penn revenues	58.1	57.1

Conseco Insurance Group:
Insurance policy income:
Annuities	2.5	12.9
Supplemental health	147.3	149.4
Life	68.5	79.8
Other	1.9	2.1
Net investment income (a)	138.0	134.3
Fee revenue and other income (a)	.3	.7

Total Conseco Insurance Group revenues	358.5	379.2

Corporate operations:
Net investment income	5.6	4.3
Fee and other income	.7	.7

Total corporate revenues	6.3	5.0

Total revenues	1,007.3	1,076.4

(continued on next page)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2010	2009
Expenses:
Bankers Life:
Insurance policy benefits	$416.5	$467.2
Amortization	67.0	75.6
Other operating costs and expenses	47.7	47.6

Total Bankers Life expenses	531.2	590.4

Colonial Penn:
Insurance policy benefits	36.7	36.4
Amortization	8.7	8.4
Other operating costs and expenses	7.4	7.2

Total Colonial Penn expenses	52.8	52.0

Conseco Insurance Group:
Insurance policy benefits	245.8	249.9
Amortization	27.0	36.8
Interest expense on investment borrowings	5.0	5.2
Other operating costs and expenses	55.0	56.1

Total Conseco Insurance Group expenses	332.8	348.0

Corporate operations:
Interest expense on corporate debt	19.5	13.7
Interest expense on borrowings of variable interest entities	3.0	4.3
Other operating costs and expenses	8.3	9.4
Loss on extinguishment or modification of debt	1.8	9.5

Total corporate expenses	32.6	36.9

Total expenses	949.4	1,027.3

Income (loss) before net realized investment losses (net of related amortization) and income taxes:
Bankers Life	53.2	44.7
Colonial Penn	5.3	5.1
Conseco Insurance Group	25.7	31.2
Corporate operations	(26.3)	(31.9)

Income before net realized investment losses (net of related amortization) and income taxes	$57.9	$49.1

___________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Total segment revenues	$1,007.3	$1,076.4
Net realized investment losses	(4.9)	(6.9)

Consolidated revenues	$1,002.4	$1,069.5

Total segment expenses	$949.4	$1,027.3
Amortization related to net realized investment losses	(.1)	-

Consolidated expenses	$949.3	$1,027.3

ACCOUNTING FOR DERIVATIVES

Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases in policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to equity-indexed products were $15.0 million and $(15.7) million in the three months ended March 31, 2010 and 2009, respectively.  These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $106.0 million and $114.9 million at March 31, 2010 and December 31, 2009, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $496.4 million at March 31, 2010 and $494.4 million at December 31, 2009.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2010, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $.8 million and $1.6 million at March 31, 2010 and December 31, 2009, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

REINSURANCE

The cost of reinsurance ceded totaled $64.6 million and $43.7 million in the first three months of 2010 and 2009, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $119.9 million and $126.7 million in the first three months of 2010 and 2009, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced.  Reinsurance premiums assumed totaled $24.2 million and $131.1 million in the first three months of 2010 and 2009, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $17.9 million and $122.6 million in the first three months of 2010 and 2009, respectively.  Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  On July 22, 2009, Bankers Life and Casualty Company (“Bankers Life”) announced a strategic alliance with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

In September 2009, we completed a transaction under which two insurance companies in our Conseco Insurance Group unit coinsured, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies with Wilton Reassurance Company (“Wilton Re”).  In the transaction, Wilton Re paid a ceding commission of $55.8 million and coinsures and administers 100 percent of these policies.  The Conseco companies transferred to Wilton Re $401.6 million in cash and policy loans and $457.4 million of policy and other reserves.  Most of the policies involved in the transaction were issued by companies prior to their acquisition by Conseco.  Approximately 70 percent of the policies that were coinsured were from Washington National Insurance Company (“Washington National”); the remainder were from Conseco Insurance Company.  We recorded a deferred gain of approximately $26 million in 2009 which is being recognized over the remaining life of the block of insurance policies coinsured with Wilton Re.

In November 2009, we entered into a transaction under which Bankers Life coinsured, with an effective date of October 1, 2009, about 234,000 life insurance policies with Wilton Re.  In the transaction, Wilton Re paid a ceding commission of $44 million and is 50% coinsuring these policies, which continue to be administered by Bankers Life.  In the transaction, Bankers Life transferred to Wilton Re $73 million in investment securities and policy loans and $117 million of policy and other reserves.  We also recorded a pre-tax deferred cost of reinsurance of $32 million in 2009, which, in accordance with GAAP, is being amortized over the life of the block.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Current tax expense	$1.0	$2.0
Deferred tax provision	18.2	13.3

Income tax expense on period income	19.2	15.3

Valuation allowance	-	2.4

Total income tax expense	$19.2	$17.7

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2010	2009

U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	-	5.7
Other nondeductible expenses	(.7)	-
State taxes	.9	1.2
Provision for tax issues, tax credits and other	1.0	-

Effective tax rate	36.2%	41.9%

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2010	2009
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$739.1	$745.3
Non-life companies	882.6	883.9
Net state operating loss carryforwards	19.1	19.1
Tax credits	19.0	18.5
Capital loss carryforwards	390.5	393.8
Deductible temporary differences:
Insurance liabilities	777.7	782.1
Unrealized depreciation of investments	56.8	146.8
Other	50.9	44.0

Gross deferred tax assets	2,935.7	3,033.5

Deferred tax liabilities:
Actively managed fixed maturities	(43.2)	(38.1)
Value of policies inforce at the Effective Date and cost of policies produced	(694.1)	(694.0)

Gross deferred tax liabilities	(737.3)	(732.1)

Net deferred tax assets before valuation allowance	2,198.4	2,301.4

Valuation allowance	(1,176.4)	(1,176.4)

Net deferred tax assets	1,022.0	1,125.0

Current income taxes accrued	(.1)	(1.0)

Income tax assets, net	$1,021.9	$1,124.0

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized.  We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis.  In evaluating our deferred income tax assets, we consider whether the deferred income tax assets will be realized, based on the more-likely-than-not realization threshold criterion.  The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.  This assessment requires significant judgment.  In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess appreciated asset value over the tax basis of net assets, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning alternatives.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of March 31, 2010, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to an independent trust.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended March 31, 2010, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred in 2008.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor.  We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

At March 31, 2010, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at March 31, 2010, we believe that we will, more likely than not, recover $1.0 billion of our deferred tax assets through reductions of our tax liabilities in future periods.  There were no changes to our valuation allowance for deferred tax assets during the three months ended March 31, 2010.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”) or 7.0% Debentures), or acquisitions or sales of shares of Conseco stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of Conseco’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.03 percent at March 31, 2010), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2010, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of March 31, 2010, we had $4.6 billion of federal NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2010	$-		$.1		$-	$.1
2011	-		.1		-	.1
2012	-		-		54.2	54.2
2013	-		-		1,034.2	1,034.2
2014	-		-		27.3	27.3
2018	1,878.0	(a)	-		-	1,878.0
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,055.6	(a)	-	2,055.6
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2026	-		.5		-	.5
2027	-		216.3		-	216.3
2028	-		1.2		-	1.2
2029	-		125.9		-	125.9

Total	$2,111.7		$2,521.7		$1,115.7	$5,749.1
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

We had deferred tax assets related to NOLs for state income taxes of $19.1 million at both March 31, 2010 and December 31, 2009.  The related state NOLs are available to offset future state taxable income in certain states through 2015.

Tax years 2006 through 2009 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments.  The Company does not anticipate any material adjustments related to these partnership investments.  The Company’s various state income tax returns are generally open for tax years 2006 through 2009 based on the individual state statutes of limitation.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2010 and December 31, 2009 (dollars in millions):

	March 31,	December 31,
	2010	2009

3.5% Debentures	$52.5	$116.5
7.0% Debentures	240.5	176.5
Secured credit agreement	652.1	652.1
Senior Note due November 12, 2013 (the “Senior Note”)	100.0	100.0
Unamortized discount on 3.5% Debentures	(1.0)	(3.3)
Unamortized discount on 7.0% Debentures	(6.9)	(4.4)

Direct corporate obligations	$1,037.2	$1,037.4

In February 2010, we repurchased $64.0 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a second closing of $64 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.  The first closing of $176.5 million of the 7.0% Debentures was completed on November 13, 2009, upon settlement of a tender offer for the 3.5% Debentures.

The purchase price for the $64.0 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.  As a result of the repurchase, we realized a loss on the extinguishment of debt of $1.8 million, representing the write-off of unamortized discount and issuance costs associated with 3.5% Debentures that were repurchased.

The issuance of the $64.0 million of 7.0% Debentures was made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures.  We received aggregate net proceeds of $61.4 million in the second closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).  An aggregate of $52.5 million of the 3.5% Debentures remain outstanding.

In May 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $52.5 million aggregate principal amount of the 3.5% Debentures and issued $52.5 million aggregate principal amount of the 7.0% Debentures.

During the first three months of 2010, there was no scheduled principal payment on our secured credit agreement (“Senior Credit Agreement”).  There were $5.1 million and $5.4 million of unamortized issuance costs (classified as other assets) related to our Senior Credit Agreement at March 31, 2010 and December 31, 2009, respectively.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of March 31, 2010; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	March 31,	development from
	Senior Credit Agreement	2010	March 31, 2010 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	319%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $547 million, or an increase to required risk-based capital of approximately $273 million.

Combined statutory capital and surplus	Greater than $1,100 million through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,464 million	Reduction to combined statutory capital and surplus of approximately $364 million.

Debt to total capitalization ratio	Not more than 30%.	22%	Reduction to shareholders’ equity of approximately $1.4 billion or additional debt of $587 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		1.71 to 1	Reduction in cash flows to the holding company of approximately $15 million.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2010 (dollars in millions):

Remainder of 2010	$77.5	(a)
2011	60.0
2012	65.0
2013	602.1
2016	240.5	(b)

	$1,045.1
_____________
(a)
Includes $52.5 million of the 3.5% Debentures.  In May 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $52.5 million of the 3.5% Debentures and issued $52.5 million of the 7.0% Debentures.  Less than $.1 million of the 3.5% Debentures remain outstanding.

(b)	Excludes the $52.5 million of 7.0% Debentures issued in May 2010 as described in (a) above.

INVESTMENT BORROWINGS

One of the Company’s insurance subsidiaries (Conseco Life Insurance Company, “Conseco Life”) is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings.  At March 31, 2010, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings from the FHLBI totaled $450.0 million as of March 31, 2010, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $517.0 million at March 31, 2010, which are maintained in a custodial account for the benefit of the FHLBI.  Such investments are classified as actively managed fixed maturities in our consolidated balance sheet.  Conseco Life recognized interest expense of $4.9 million and $5.1 million in the first three months of 2010 and 2009, respectively, related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at March 31, 2010

$54.0	May 2012	Variable rate – .252%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .311%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At March 31, 2010, the aggregate fee to prepay all fixed rate borrowings was $47.0 million.

At March 31, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLBI of $450.0 million; and (ii) other borrowings of $4.5 million.

At December 31, 2009, investment borrowings consisted of:  (i) collateralized borrowings of $450.0 million; (ii) $229.1 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $4.8 million.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2009	250,786

Shares issued under employee benefit compensation plans	144	(a)

Balance at March 31, 2010	250,930
________
(a)	Such amount was reduced by 65 thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as the cost of policies produced.  Sales inducements deferred totaled $11.6 million and $6.0 million during the three months ended March 31, 2010 and 2009, respectively.  Amounts amortized totaled $8.6 million and $8.7 million during the three months ended March 31, 2010 and 2009, respectively.  The unamortized balance of deferred sales inducements at March 31, 2010 and December 31, 2009 was $180.6 million and $177.6 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $130.5 million and $136.2 million at March 31, 2010 and December 31, 2009, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In April 2010, the FASB issued authoritative guidance on how investments held through separate accounts affect an insurer’s consolidation analysis of those investments.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued authoritative guidance clarifying the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract.  Under the new guidance, only embedded credit derivative features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements.  Accordingly, entities will be required to bifurcate any embedded credit derivative features that no longer qualify under the amended scope exception, or, for certain investments, an entity can elect the fair value option and record the entire investment at fair value.  This guidance is effective for fiscal quarters beginning after June 15, 2010.  The Company is in the process of evaluating the impact the guidance will have on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures related to purchases, sales, issuances and settlements in the rollforward of Level 3 fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2010.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Adopted Accounting Standards

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements related to fair value.  An entity is also required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy.  In addition, the guidance amends the fair value disclosure requirement for pension and postretirement

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

benefit plan assets to require this disclosure at the investment class level.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Such disclosures are included in the note to the consolidated financial statements entitled “Fair Value Measurements”.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The guidance must be applied to transfers occurring on or after the effective date.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE.  Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE.  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held and additional disclosures, including the financial statement effects of the entity’s involvement with VIEs.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The impact of adoption of this guidance is as follows (dollars in millions):

	January 1, 2010
	Amounts prior to effect of adoption of authoritative	Effect of adoption of authoritative	As
	guidance	guidance	adjusted

Total investments	$21,530.2	$247.6	$21,777.8

Cash and cash equivalents held by variable interest entities	3.4	3.8	7.2
Accrued investment income	309.0	.9	309.9
Income tax assets, net	1,124.0	8.6	1,132.6
Other assets	310.7	14.2	324.9
Total assets	30,343.8	275.1	30,618.9

Other liabilities	610.4	8.8	619.2
Borrowings related to variable interest entities	229.1	282.2	511.3
Total liabilities	26,811.4	291.0	27,102.4

Accumulated other comprehensive loss	(264.3)	(6.2)	(270.5)
Accumulated deficit	(614.6)	(9.7)	(624.3)
Total shareholders’ equity	3,532.4	(15.9)	3,516.5

Total liabilities and shareholders’ equity	30,343.8	275.1	30,618.9

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

In the cases described below, we have disclosed any specific dollar amounts sought in the complaints.  In our experience, monetary demands in complaints bear little relation to the ultimate loss, if any, to the Company.  However, for the reasons stated above, it is not possible to make meaningful estimates of the amount or range of loss that could result from some of these matters at this time.  The Company reviews these matters on an ongoing basis.  When assessing reasonably possible and probable outcomes, the Company bases its assessment on the expected ultimate outcome following all appeals.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of Conseco Inc. common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges Conseco and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  The complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On January 12, 2010, plaintiffs filed an amended complaint and we filed our motion to dismiss shortly thereafter.  Plaintiffs have announced their intent to file a second amended complaint.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

Cost of Insurance Litigation

Two lawsuits are pending in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; and Doe Defendants 1-100, Case No. CV05-00594 and Clifford S. Arakaki et al. v. Conseco Life Insurance Company, Doe Defendants 1-100, Case No. CV05-00026 (United States District Court, District of Hawaii).  These suits involve an aggregate of approximately 700 plaintiffs all of whom purport to have opted out of the previously settled In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action.  The complaints allege nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability.  Trial has been set for August 20, 2010.  A settlement in principle has been reached.  The ultimate outcome of these lawsuits cannot be predicted with certainty and an adverse outcome could exceed the amount we have accrued and could have a material adverse impact on the Company’s consolidated financial condition, cash flows or results of operations.

Agent Litigation

On December 17, 2003, a complaint was filed in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, Southern Capitol Enterprises, Inc. and F. David Tutt v. Conseco Services, LLC and Conseco Health Insurance Company, Case No. 515105. Plaintiffs are a former Conseco Health Insurance Company (“Conseco Health”) agency and its principal that allege in the complaint that they were damaged by Conseco Health’s termination of their Executive Marketing Agreement (“EMA”) and Business Continuation Plan (“BCP”).  Plaintiffs sought a declaratory judgment declaring the parties’ rights and obligations under plaintiffs’ EMA and BCP including definitions of terms within those contracts.  Plaintiffs also demanded a full accounting of all commissions allegedly due and a preliminary injunction stopping Conseco from reducing or stopping commission payments during the pendency of this action.  At Conseco Health’s request, the case was removed to the United States District Court for the Middle District of Louisiana, Case No. 04CV40-D-M1.  On September 30, 2004, Mr. Tutt filed a separate complaint for breach of contract and damages against defendants in federal court which includes claims for: (1) breach of the EMA and BCP; (2) tortuous interference with the EMA and BCP; (3) unjust enrichment related to the EMA and BCP; and (4) requests an accounting of back commissions under the EMA and BCP.  A settlement was reached between the parties.  The case is to be dismissed.

On January 16, 2008, a purported class action was filed in the Superior Court of the State of California for the County of Alameda, Robin Fletcher individually, and on behalf of all others similarly situated vs. Bankers Life and Casualty Company, and Does 1 through 100, Case No. RG08366328.  In her original complaint, plaintiff alleged nonpayment by Bankers Life of overtime wages, failure to provide meal and rest periods, failure to reimburse expenses, and failure to provide

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

accurate wage statements to its sales representatives in the State of California for the time period January 16, 2004 to present.  Additionally, the complaint alleges failure to pay wages on termination and unfair business practices.  A settlement was reached with the individual plaintiff without certification of a class.  The settlement of this case will not have a significant impact on our business, financial condition, results of operations or cash flows.

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older.  On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig.  A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007, which has added as defendants Conseco Services, LLC and Conseco Marketing, LLC.  The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims.  The hearing on the motion for class certification is set to occur on September 10, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  In their complaint, plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings.  The hearing on the motion for class certification is set to occur on June 4, 2010.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  In his complaint, plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend.”  The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.  Plaintiff filed a motion for class certification on October 6, 2009.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation, seeking the establishment of an MDL proceeding consolidating this case and the Brady case described above into a single action in the Northern District of California Federal Court.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings in the Northern District of California Federal Court.  The hearing on the motion for class certification is set to occur on June 4, 2010.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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
___________________

Director and Officer Loan Program Litigation

    The Company and Conseco Services, LLC have settled all litigation related to the 1996-1999 director and officer loan programs.  As part of our Predecessor’s plan of reorganization, we are required to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor’s trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities.  At March 31, 2010, we estimated that approximately $3.1 million, net of collection costs, of the remaining amounts due under the loan program will be collected (amounts that remain to be collected from borrowers with whom we have settled).  As of March 31, 2010, we had paid $19.3 million to the former holders of trust preferred securities and we have established a liability of $2.6 million, representing our estimate of the amount which will be paid to the former holders of our Predecessor’s trust preferred securities pursuant to the settlement.

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

The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life, as well as the sales and marketing practices of Bankers Life.  This examination commenced in July 2007 and on May 7, 2008, Conseco announced a settlement among the state insurance regulators and Senior Health and Bankers Life.  This examination covered the years 2005, 2006 and 2007.  More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life, are not met over an 18 month period for Bankers Life or a two-and-a-half year period for Senior Health, which time started with the settlement.  The process improvement plan is being monitored by the lead states and pursuant to the settlement agreement, the lead states are conducting a re-examination of Bankers Life.

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
(unaudited)
___________________

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$33.9	$24.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	110.4	129.9
Income taxes	17.3	15.4
Insurance liabilities	138.4	41.6
Accrual and amortization of investment income	(24.6)	(11.5)
Deferral of policy acquisition costs	(109.0)	(105.8)
Net realized investment losses	4.9	6.9
Loss on extinguishment or modification of debt	1.8	9.2
Other	8.0	12.4

Net cash provided by operating activities	$181.1	$122.6

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Stock option and restricted stock plans	$2.2	$1.6
Change in securities lending collateral	33.3	152.4
Change in securities lending payable	(33.3)	(152.4)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENTS

At March 31, 2010, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in other comprehensive loss and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

					Other-than-
					temporary
					impairments
		Gross	Gross		included in other
	Amortized	unrealized	unrealized	Estimated	comprehensive
	cost	gains	losses	fair value	loss

Corporate securities	$14,336.6	$425.7	$(298.0)	$14,464.3	$-
United States Treasury securities and obligations of United States government corporations and agencies	233.8	5.0	(.5)	238.3	-
States and political subdivisions	964.4	6.6	(67.0)	904.0	-
Debt securities issued by foreign governments	4.8	.3	-	5.1	-
Asset-backed securities	254.4	3.2	(27.1)	230.5	(9.5)
Collateralized debt obligations	137.4	2.6	(.5)	139.5	-
Commercial mortgage-backed securities	1,018.0	24.8	(79.4)	963.4	-
Mortgage pass-through securities	36.4	1.7	(.2)	37.9	-
Collateralized mortgage obligations	1,972.3	7.3	(148.8)	1,830.8	(129.7)

Total actively managed fixed maturities	$18,958.1	$477.2	$(621.5)	$18,813.8	$(139.2)

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities at March 31, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently provide for periodic payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$101.9	$103.1
Due after one year through five years	983.4	1,016.6
Due after five years through ten years	4,978.2	5,127.2
Due after ten years	9,476.1	9,364.8

Subtotal	15,539.6	15,611.7

Structured securities	3,418.5	3,202.1

Total	$18,958.1	$18,813.8

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NET REALIZED INVESTMENT GAINS (LOSSES)

During the first three months of 2010, we recognized net realized investment losses of $4.9 million, which were comprised of $15.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.2 billion, and $20.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($17.7 million, prior to the $(2.6) million of impairment losses recognized through accumulated other comprehensive loss).

During the first three months of 2009, we recognized net realized investment losses of $6.9 million, which were comprised of $85.1 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.6 billion, and $92.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($108.1 million, prior to the $16.1 million of impairment losses recognized through accumulated other comprehensive loss).

At March 31, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $4.6 million and a carrying value of $6.8 million.  We also had mortgage loans with an aggregate carrying value of $10.8 million that were in the process of foreclosure at March 31, 2010.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.  During the three months ended March 31, 2010, we sold $0.3 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $31.2 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

    The following summarizes the investments sold at a loss during the first three months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number of	Amortized	Fair
Period	issuers	cost	value

Less than 6 months prior to sale	1	$.2	$ .1
Greater than 12 months prior to sale	8	56.4	28.0

	9	$56.6	$28.1

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other subjective factors.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  We recognize the credit loss portion in net income and the noncredit loss portion in accumulated other comprehensive loss.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security.  For most structured securities, cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including subordination and guarantees.  For corporate bonds, cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity.   The previous amortized cost basis less the impairment recognized in net income becomes the security’s new cost basis.  We accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security.

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2010, other-than-temporary impairments included in accumulated other comprehensive loss of $140.0 million (before taxes and related amortization) relate to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive loss for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Credit losses on actively managed fixed maturity securities, beginning of period	$(27.2)	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	-	(6.9)
Less: credit losses on securities sold	3.4	-
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	(5.6)	-
Less: increases in cash flows expected on previously impaired securities	-	-

Credit losses on actively managed fixed maturity securities, end of period	$(29.4)	$(7.5)

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

GROSS UNREALIZED INVESTMENT LOSSES

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at March 31, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$3,502.4	$(82.8)	$2,450.1	$(215.2)	$5,952.5	$(298.0)
United States Treasury securities and obligations of United States government corporations and agencies	27.9	(.1)	7.5	(.4)	35.4	(.5)
States and political subdivisions	327.7	(11.7)	292.7	(55.3)	620.4	(67.0)
Asset-backed securities	32.6	(1.3)	104.5	(25.8)	137.1	(27.1)
Collateralized debt obligations	65.8	(.5)	-	-	65.8	(.5)
Commercial mortgage-backed securities	73.1	(1.4)	225.3	(78.0)	298.4	(79.4)
Mortgage pass-through securities	.2	-	3.8	(.2)	4.0	(.2)
Collateralized mortgage obligations	1,015.8	(25.4)	487.3	(123.4)	1,503.1	(148.8)

Total actively managed fixed maturities	$5,045.5	$(123.2)	$3,571.2	$(498.3)	$8,616.7	$(621.5)

Based on management’s current assessment of investments with unrealized losses at March 31, 2010, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE.  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to two VIEs which are consolidated in our financial statements.  One of the VIEs was consolidated prior to 2010.  The following is a description of our significant investments in VIEs:

Fall Creek CLO Ltd. (“Fall Creek”) and Eagle Creek CLO Ltd. (“Eagle Creek”) are collateralized loan trusts that were established to issue securities and use the proceeds to invest in principally corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of Fall Creek and Eagle Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  Repayment of the remaining principal balance of the borrowings of Fall Creek and Eagle Creek are based on available cash flows from the assets and such borrowings mature in 2017 and 2018, respectively. The Company has no further commitments to Fall Creek or Eagle Creek.

Certain of our subsidiaries are note holders of the VIEs and, as a result, could absorb part of the losses of the VIEs.  Another subsidiary of the Company is the investment manager for both Fall Creek and Eagle Creek.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following table provides supplemental information about the assets and liabilities of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2010

	Fall Creek		Net effect on
	and		consolidated
	Eagle Creek	Eliminations	balance sheet

Assets:
Investments held by variable interest entities	$511.7	$-	$511.7
Notes receivable of VIEs held by insurance subsidiaries	-	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	24.3	-	24.3
Accrued investment income	2.0	(3.5)	(1.5)
Income tax assets, net	25.8	(6.5)	19.3
Other assets	12.4	-	12.4

Total assets	$576.2	$(106.8)	$469.4

Liabilities:
Other liabilities	$13.1	$(3.3)	$9.8
Borrowings related to variable interest entities	495.4	-	495.4
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	-

Total liabilities	$624.1	$(118.9)	$505.2

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2009

			Net effect on
			consolidated
	Fall Creek	Eliminations	balance sheet

Assets:
Actively managed fixed maturities	$268.0	$-	$268.0
Notes receivable of VIE held by insurance subsidiaries	-	(81.9)	(81.9)
Cash and cash equivalents – restricted	3.4	-	3.4
Accrued investment income	1.2	(3.0)	(1.8)
Income tax assets, net	19.3	(5.3)	14.0
Other assets	8.0	-	8.0

Total assets	$299.9	$(90.2)	$209.7

Liabilities:
Other liabilities	$7.7	$(3.2)	$4.5
Investment borrowings	229.1	-	229.1
Notes payable of VIE held by insurance subsidiaries	99.2	(99.2)	-

Total liabilities	$336.0	$(102.4)	$233.6

In addition, the Company, in the normal course of business, makes passive investments in structured securities issued by VIEs for which the Company is not the investment manager.  These structured securities include asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations.  Our maximum exposure to loss on these securities is limited to our cost basis in the investment.  We have not provided financial or other support with respect to these investments other than our original investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size of our investment in comparison to the total principal amount of the individual structured securities and the level of credit subordination which reduces our obligation to absorb gains or losses.

We hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $25.4 million (classified as other invested assets).  At March 31, 2010, we had unfunded commitments to these partnerships of $13.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

The investment portfolio held by the VIEs is comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At March 31, 2010, such securities had an amortized cost of $534.4 million; gross unrealized gains of $4.6 million; gross unrealized losses of $27.3 million; and an estimated fair value of $511.7 million.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the fixed maturities held by the VIEs at March 31, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$7.5	$7.5
Due after one year through five years	471.8	453.4
Due after five years through ten years	55.1	50.8

Total	$534.4	$511.7

During the first three months of 2010, we recognized net realized investment losses on the VIE investments of $1.3 million, which were comprised of $.1 million of net losses from the sales of fixed maturities, and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2009, we recognized net realized investment losses on the VIE investments of $7.8 million, which were comprised of $.5 million of net gains from the sales of fixed maturities, and $8.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At March 31, 2010, fixed maturity securities held by the VIEs that were in default had an aggregate amortized cost of $6.0 million and a carrying value of $5.9 million.

During the three months ended March 31, 2010, $10.0 million of fixed maturity investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.3 million.  The following summarizes the investments sold at a loss during the first three months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number of	Amortized	Fair
Period	issuers	cost	value

Greater than or equal to 6 and less than 12 months prior to sale	1	$.1	$ .1
Greater than 12 months prior to sale	3	1.7	1.0

	4	$1.8	$1.1

The VIEs held fixed maturities with a fair value of $390.4 million and gross unrealized losses of $27.3 million that had been in an unrealized loss position for greater than twelve months.

The investments held by the VIEs are evaluated for other-than-temporary declines in fair value in a manner that is consistent with the Company’s actively managed fixed maturities.

FAIR VALUE MEASUREMENTS

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

Valuation Hierarchy

There is a three-level hierarchy for valuing assets or liabilities at fair value based on whether inputs are observable or unobservable.

•	Level 1 – includes assets and liabilities valued using inputs that are quoted prices in active markets for identical assets or liabilities. Our Level 1 assets include exchange traded securities.

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

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

Privately placed securities comprise approximately 77 percent of our actively managed fixed maturities classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized no other-than-temporary impairments on securities classified as Level 3 investments during the first three months of 2010.

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

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at March 31, 2010 is as follows (dollars in millions):

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Quoted prices
	in active	Significant
	markets for	other		Significant
	identical assets	observable		unobservable
	or liabilities	inputs		inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Actively managed fixed maturities:
Corporate securities	$-	$12,215.7		$2,248.6		$14,464.3
United States Treasury securities and obligations of United States government corporations and agencies	19.5	216.6		2.2		238.3
States and political subdivisions	-	895.1		8.9		904.0
Debt securities issued by foreign governments	-	5.1		-		5.1
Asset-backed securities	-	224.2		6.3		230.5
Collateralized debt obligations	-	10.6		128.9		139.5
Commercial mortgage-backed securities	-	963.4		-		963.4
Mortgage pass-through securities	34.0	-		3.9		37.9
Collateralized mortgage obligations	-	1,820.9		9.9		1,830.8
Total actively managed fixed maturities	53.5	16,351.6		2,408.7		18,813.8
Equity securities	.1	-		31.0		31.1

Trading securities:
Corporate securities	5.9	52.0		4.0		61.9
United States Treasury securities and obligations of United States government corporations and agencies	-	256.0		-		256.0
States and political subdivisions	-	4.5		-		4.5
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	5.0		-		5.0
Mortgage pass-through securities	.4	-		-		.4
Collateralized mortgage obligations	-	3.6		-		3.6
Total trading securities	6.3	321.7		4.0		332.0
Investments held by variable interest entities	-	504.6		7.1		511.7
Securities lending collateral:
Corporate securities	-	41.0		-		41.0
Asset-backed securities	-	14.2		21.4		35.6
Total securities lending collateral	-	55.2		21.4		76.6

Other invested assets	-	185.5	(a)	-		185.5
Assets held in separate accounts	-	17.0		-		17.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		497.2	(b)	497.2
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes $496.4 million of embedded derivatives associated with our equity-indexed annuity products and $.8 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2009 is as follows (dollars in millions):

	Quoted prices
	in active	Significant
	markets for	other		Significant
	identical assets	observable		unobservable
	or liabilities	inputs		inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Actively managed fixed maturities:
Corporate securities	$-	$12,044.3		$2,247.1		$14,291.4
United States Treasury securities and obligations of United States government corporations and agencies	19.4	248.0		2.2		269.6
States and political subdivisions	-	842.9		10.7		853.6
Debt securities issued by foreign governments	-	5.1		-		5.1
Asset-backed securities	-	176.3		15.8		192.1
Collateralized debt obligations	-	-		92.8		92.8
Commercial mortgage-backed securities	-	752.3		13.7		766.0
Mortgage pass-through securities	37.1	1.3		4.2		42.6
Collateralized mortgage obligations	-	2,003.8		11.4		2,015.2
Total actively managed fixed maturities	56.5	16,074.0		2,397.9		18,528.4

Equity securities	.1	-		30.9		31.0

Trading securities:
Corporate securities	3.8	49.4		3.7		56.9
United States Treasury securities and obligations of United States government corporations and agencies	-	220.3		-		220.3
States and political subdivisions	-	4.4		-		4.4
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	4.9		-		4.9
Mortgage pass-through securities	.5	-		-		.5
Collateralized mortgage obligations	-	5.7		-		5.7
Total trading securities	4.3	285.3		3.7		293.3

Securities lending collateral:
Corporate securities	-	81.0		36.6		117.6
Asset-backed securities	-	16.2		-		16.2
Total securities lending collateral	-	97.2		36.6		133.8

Other invested assets	-	192.6	(a)	2.4	(b)	195.0
Assets held in separate accounts	-	17.3		-		17.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		496.0	(c)	496.0

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $494.4 million of embedded derivatives associated with our equity-indexed annuity products and $1.6 million of embedded derivatives associated with a modified coinsurance agreement.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2010 (dollars in millions):

	March 31, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive loss	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of March 31, 2010	Amount of total gains (losses) for the three months ended March 31, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$2,247.1	$(5.9)	$(7.1)	$-	$16.8	$25.3	$(27.6)	$2,248.6	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.2	-	-	-	-	-	-	2.2	-
States and political subdivisions	10.7	-	-	-	-	-	(1.8)	8.9	-
Asset-backed securities	15.8	-	(11.0)	(11.3)	12.8	-	-	6.3	-
Collateralized debt obligations	92.8	(5.7)	38.9	.6	2.3	-	-	128.9	-
Commercial mortgage-backed securities	13.7	-	-	-	.3	-	(14.0)	-	-
Mortgage pass-through securities	4.2	-	(.2)	-	(.1)	-	-	3.9	-
Collateralized mortgage obligations	11.4	-	(1.6)	-	.1	-	-	9.9	-
Total actively managed fixed maturities	2,397.9	(11.6)	19.0	(10.7)	32.2	25.3	(43.4)	2,408.7	-
Equity securities	30.9	-	-	-	.1	-	-	31.0	-
Trading securities:
Corporate securities	3.7	-	-	.3	-	-	-	4.0	.3
Investments held by variable interest entities:
Corporate securities	-	6.9	-	-	.2	-	-	7.1	-
Securities lending collateral:
Asset-backed securities	36.6	-	(14.5)	-	.1	-	(.8)	21.4	-
Other invested assets	2.4	(2.4)	-	-	-	-	-	-	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	-	5.6	(6.8)	-	-	-	(497.2)	(6.8)
__________
(a)
Amounts represent adjustments to investments related to a variable interest entity that was required to be consolidated effective January 1, 2010, as well as the reclassification of investments of a variable interest entity which was consolidated at December 31, 2009.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(b)	Transfers out of Level 3 are reported as having occurred at the beginning of the period.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2009 (dollars in millions):

March 31, 2009
Beginning balance as of December 31, 2008		Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive loss	Transfers into Level 3	Transfers out of Level 3	Ending balance as of March 31, 2009	Amount of total gains (losses) for the three months ended March 31, 2009 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$1,715.6	$40.9	$(3.0)	$42.9	$12.1	$(6.0)	$1,802.5	$	(3.0)
United States Treasury securities and obligations of United States government corporations and agencies	2.6	-	-	(.2)	-	-	2.4		-
States and political subdivisions	10.5	(.2)	-	(1.3)	-	-	9.0		-
Asset-backed securities	27.5	(.9)	-	(.3)	-	(2.7)	23.6		-
Collateralized debt obligations	96.7	(.2)	(2.7)	8.3	-	-	102.1		(2.7)
Commercial mortgage-backed securities	9.6	-	-	1.3	-	(3.7)	7.2		-
Mortgage pass-through securities	4.9	(.3)	-	-	-	-	4.6		-
Collateralized mortgage obligations	8.7	(.1)	-	-	-	(8.3)	.3		-
Total actively managed fixed maturities	1,876.1	39.2	(5.7)	50.7	12.1	(20.7)	1,951.7		(5.7)
Equity securities	32.4	(.3)	-	.4	-	-	32.5		-
Trading securities:
Corporate securities	2.7	-	-	(.4)	.4	-	2.7		-
Securities lending collateral:
Corporate securities	38.2	(7.0)	-	(2.4)	14.7	(18.0)	25.5		-
Asset-backed securities	9.9	-	-	.1	-	-	10.0		-
Total securities lending collateral	48.1	(7.0)	-	(2.3)	14.7	(18.0)	35.5		-
Other invested assets	2.3	-	(3.4)	3.9	-	-	2.8		(3.4)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(437.2)	35.1	(1.9)	-	-	-	(404.0)		(1.9)

At March 31, 2010, 86 percent of our Level 3 actively managed fixed maturities were investment grade and 93 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first three months of 2010 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no transfers between Level 1 and Level 2 in the first three months of 2010.

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

Investment borrowings, notes payable and borrowings related to variable interest entities.  For publicly traded debt, we use current fair values.  For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The estimated fair values of our financial instruments at March 31, 2010 and December 31, 2009, were as follows (dollars in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Actively managed fixed maturities	$18,813.8	$18,813.8	$18,528.4	$18,528.4
Equity securities	31.1	31.1	31.0	31.0
Mortgage loans	1,936.6	1,809.1	1,965.5	1,756.8
Policy loans	294.0	294.0	295.2	295.2
Trading securities	332.0	332.0	293.3	293.3
Investments held by securitization entities	511.7	511.7	-	-
Securities lending collateral	147.4	147.4	180.0	180.0
Other invested assets	236.3	236.3	236.8	236.8
Cash and cash equivalents	345.4	345.4	526.8	526.8

Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,217.7	$13,217.7	$13,219.2	$13,219.2
Investment borrowings	454.5	454.5	683.9	677.6
Borrowings related to securitization entities	495.4	446.8	-	-
Notes payable – direct corporate obligations	1,037.2	1,102.7	1,037.4	1,041.7
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at March 31, 2010 and December 31, 2009.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CONSECO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

SUBSEQUENT EVENTS

On May 5, 2010, we repurchased $52.5 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a third closing of $52.5 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.  As of May 5, 2010, we have approximately $293 million of 7.0% Debentures outstanding, and less than $0.1 million of the 3.5% Debentures remain outstanding.

The purchase price for the $52.5 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.  As a result of the repurchase, we expect to realize a loss on the extinguishment of debt of approximately $1 million, representing the write-off of unamortized discount and issuance costs associated with 3.5% Debentures that were repurchased.

The issuance of the $52.5 million of 7.0% Debentures was made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures.  We received aggregate net proceeds of approximately $49.4 million in the third closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).

In accordance with GAAP, we are required to consider on each issuance date whether the 7.0% Debentures issued on such date are issued with a beneficial conversion feature.  A beneficial conversion feature will exist if the 7.0% Debentures may be convertible into common stock at an effective conversion price (calculated by dividing the proceeds from the issuance of 7.0% Debentures issued on that date (per $1,000 principal amount of debentures) by the then effective conversion rate) that is lower than the market price of a share of common stock on the date of issuance.  When a beneficial conversion feature exists, we are required to separately recognize the beneficial conversion feature at issuance by allocating a portion of the proceeds to the intrinsic value of that feature.  The value of the beneficial conversion feature is recorded, net of taxes, as an increase to additional paid-in capital.  If a beneficial conversion feature exists on the actual date(s) of issuance, a discount equal to the intrinsic value of the beneficial conversion feature will be recorded against the carrying value of the 7.0% Debentures.  Such discount will be amortized from the actual date(s) of issuance to the stated maturity date of the 7.0% Debentures using the effective interest method.  Accordingly, the interest expense we recognize related to the 7.0% Debentures will be dependent upon whether a beneficial conversion feature exists on the actual date(s) of issuance and the amount by which the market price(s) of our common stock exceeds the effective conversion price on such actual date(s) of issuance.

The closing market price of our common stock on May 4, 2010 (the last closing price prior to the issuance of the 7.0% Debentures) was $5.81.  Because this amount was higher than the effective conversion price of $5.17 on that date, a beneficial conversion feature exists with respect to the 7.0% Debentures we issued.  The beneficial conversion feature related to the 7% Debentures issued on May 5, 2010 is approximately $4.0 million, net of tax, and will be recorded as an increase to additional paid-in capital.

CONSECO, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of Conseco at March 31, 2010, and the consolidated results of operations for the three months ended March 31, 2010 and 2009, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by Conseco with the SEC, press releases, presentations by Conseco or its management or oral statements) relative to markets for Conseco’s products and trends in Conseco’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” section of our 2009 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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
___________________

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

CONSECO, INC. AND SUBSIDIARIES
___________________

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

We manage our business through the following:  three primary operating segments, Bankers Life, Colonial Penn and Conseco Insurance Group, which are defined on the basis of product distribution; and corporate operations, which consists of holding company activities and certain noninsurance company businesses that are not part of our other segments.  Our segments are described below:

•
Bankers Life, which consists primarily of the business of Bankers Life, markets and distributes health and life insurance products and annuities to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based branch offices.  Products include Medicare supplement insurance, life insurance, fixed annuities and long-term care insurance.  Bankers Life also markets and distributes Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry and Medicare Advantage plans primarily through a distribution arrangement with Humana.

•
Colonial Penn, which consists primarily of the business of Colonial Penn Life Insurance Company (“Colonial Penn”), markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  Colonial Penn markets its products under its own brand name.

•
Conseco Insurance Group, which markets and distributes specified disease insurance, accident, disability, life insurance and annuities to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Conseco Insurance Group are underwritten by Conseco Insurance Company, Conseco Health and Washington National.  This segment also includes blocks of long-term care and other insurance business, in these companies and in Conseco Life, which we no longer market.  Later in 2010, the Company expects to disaggregate the Conseco Insurance Group segment into two segments which will be referred to as Washington National and Other CNO Business.  The Washington National segment will be comprised of the active blocks of business of the Conseco Insurance Group segment while the Other CNO Business segment will be comprised primarily of the closed blocks of business currently included in the Conseco Insurance Group segment.

CONSECO, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2010 and 2009 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2010	2009
Earnings before net realized investment gains (losses), corporate interest expense, loss on extinguishment or modification of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):
Bankers Life	$53.2	$44.7
Colonial Penn	5.3	5.1
Conseco Insurance Group	25.7	31.2
Corporate Operations, excluding corporate interest expense	(5.0)	(8.7)
EBIT	79.2	72.3
Corporate interest expense	(19.5)	(13.7)
Income before loss on extinguishment or modification of debt, net realized investment losses and taxes	59.7	58.6
Tax expense on operating income	21.5	21.1

Net operating income	38.2	37.5

Loss on extinguishment or modification of debt, net of income taxes	(1.2)	(6.1)
Net realized investment losses (net of related amortization and taxes and the establishment of a valuation allowance for deferred tax assets related to such losses)	(3.1)	(6.9)

Net income applicable to common stock	$33.9	$24.5
Per diluted share:
Net operating income	$.14	$.20
Loss on extinguishment or modification of debt, net of income taxes	-	(.03)
Net realized investment losses, net of related amortization and taxes	(.01)	(.04)

Net income	$.13	$.13
____________
(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) loss on extinguishment or modification of debt; and (iii) net realized investment gains (losses) that are unrelated to the Company’s underlying fundamentals.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

CONSECO, INC. AND SUBSIDIARIES
___________________

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in Conseco’s 2009 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$53.2	$44.7
Colonial Penn	5.3	5.1
Conseco Insurance Group	25.7	31.2
Corporate operations	(26.3)	(31.9)

	57.9	49.1

Net realized investment gains (losses), net of related amortization:
Bankers Life	(3.5)	(2.4)
Colonial Penn	.5	.1
Conseco Insurance Group	(.5)	3.2
Corporate operations	(1.3)	(7.8)

	(4.8)	(6.9)

Income (loss) before income taxes:
Bankers Life	49.7	42.3
Colonial Penn	5.8	5.2
Conseco Insurance Group	25.2	34.4
Corporate operations	(27.6)	(39.7)

Income before income taxes	$53.1	$42.2

CONSECO, INC. AND SUBSIDIARIES
___________________

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

CONSECO, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended
	March 31,
	2010	2009
Premium collections:
Annuities	$224.2	$302.1
Supplemental health	347.1	423.8
Life	46.5	48.9

Total collections	$617.8	$774.8

Average liabilities for insurance products:
Annuities:
Mortality based	$251.8	$252.9
Equity-indexed	1,685.0	1,426.4
Deposit based	4,905.3	4,678.2
Health	4,275.6	4,050.4
Life:
Interest sensitive	407.8	397.6
Non-interest sensitive	331.4	396.5

Total average liabilities for insurance products, net of reinsurance ceded	$11,856.9	$11,202.0

Revenues:
Insurance policy income	$396.2	$491.5
Net investment income:
General account invested assets	172.2	155.4
Equity-indexed products	12.1	(13.5)
Other special-purpose portfolios	1.6	.3
Fee revenue and other income	2.3	1.4

Total revenues	584.4	635.1

Expenses:
Insurance policy benefits	350.6	429.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	43.8	45.9
Equity-indexed products	22.1	(8.3)
Amortization related to operations	67.0	75.6
Other operating costs and expenses	47.7	47.6

Total benefits and expenses	531.2	590.4

Income before net realized investment losses, net of related amortization and income taxes	53.2	44.7

Net realized investment losses	(3.0)	(1.9)
Amortization related to net realized investment losses	(.5)	(.5)

Net realized investment losses, net of related amortization	(3.5)	(2.4)

Income before income taxes	$49.7	$42.3

(continued)

CONSECO, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended
	March 31,
	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$311.8	$390.1
Benefit ratio (a)	90.1%	88.9%

Medicare supplement:
Insurance policy benefits	$130.2	$116.0
Benefit ratio (a)	72.8%	70.2%

PDP:
Insurance policy benefits	$16.0	$23.6
Benefit ratio (a)	88.7%	95.5%

PFFS:
Insurance policy benefits	$(5.1)	$92.1
Benefit ratio (a)	N/A	94.1%

Long-term care:
Insurance policy benefits	$170.7	$158.4
Benefit ratio (a)	114.4%	105.1%
Interest-adjusted benefit ratio (b)	75.2%	68.6%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $58.5 million and $55.0 million in the three months ended March 31, 2010 and 2009, respectively.

CONSECO, INC. AND SUBSIDIARIES
___________________

Total premium collections were $617.8 million in the first quarter of 2010, down 20 percent from 2009.  Premium collections include $1.6 million and $99.6 million in the first quarters of 2010 and 2009, respectively, of premiums collected pursuant to the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $11.9 billion in the first quarter of 2010, up 5.8 percent from 2009.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  Insurance policy income includes $97.8 million in the first quarter of 2009 of premium income from the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $172.2 million in the first quarter of 2010, up 11 percent from 2009.  The average balance of general account invested assets was $11.9 billion and $11.1 billion in the first quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.81 percent and 5.59 percent in the first quarters of 2010 and 2009, respectively.  The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.  The increase in average yield reflects our investment in higher yielding securities as a higher amount of short-term investments were held in the first quarter of 2009.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to equity-indexed products were $11.3 million and $(10.9) million in the first quarters of 2010 and 2009, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $.8 million and $(2.6) million in the first quarters of 2010 and 2009, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $1.6 million and $.3 million in the first quarters of 2010 and 2009, respectively.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of nil and $(1.3) million in the first three months of 2010 and 2009, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 72.8 percent and 69.4 percent in the first three months of 2010 and 2009, respectively.  The increase in the benefit ratio reflects unfavorable claims experience.

CONSECO, INC. AND SUBSIDIARIES
___________________

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.   Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $2.0 million and $1.1 million in the first three months of 2010 and 2009, respectively.  In the first quarter of 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(5.1) million.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 114.4 percent and 105.1 percent in the first quarters of 2010 and 2009, respectively.  The interest-adjusted benefit ratio on this business was 75.2 percent and 68.6 percent in the first quarters of 2010 and 2009, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $7.5 million and $(1.6) million in the first three months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 119.5 percent and 104.0 percent in the first three months of 2010 and 2009, respectively.  The benefit ratio for the first three months of 2009 reflected a reduction in liabilities for insurance products of approximately $10.2 million due to our estimates of:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase.  The aforementioned reduction in liabilities was partially offset by increased amortization of insurance acquisition costs of $1.7 million resulting from the increase in lapses.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment.  In the fourth quarter of 2009, additional filings were initiated in states that had not granted approval of the full amount of the previous rate increase requests.  Approximately $7.0 million of additional approved rate increases are anticipated through these filings, of which $4.1 million has been approved as of March 31, 2010.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $43.8 million in the first quarter of 2010, down 4.6 percent from 2009.  The weighted average crediting rate for these products was 3.3 percent and 3.6 percent in the first quarters of 2010 and 2009, respectively.

Amounts added to equity-indexed products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $67.0 million and $75.6 million in the first quarters of 2010 and 2009, respectively.  We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest.  During the first three months of 2009, amortization expense related to annuities decreased by $5.2 million due to this limitation.

CONSECO, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $47.7 million in the first quarter of 2010, up .2 percent from 2009.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2010	2009
Expenses related to the marketing and quota-share agreements with Coventry	$5.8	$8.0
Commission expense	4.3	4.0
Other operating expenses	37.6	35.6

Total	$47.7	$47.6

Net realized investment losses fluctuate each period.  During the first three months of 2010, net realized investment losses in this segment included $6.4 million of net gains from the sales of investments (primarily fixed maturities) and $9.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.0 million, prior to the $(1.4) million of impairment losses recognized through accumulated other comprehensive loss).  During the first three months of 2009, net realized investment losses in this segment included $43.8 million of net gains from the sales of investments (primarily fixed maturities) and $45.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($55.6 million, prior to the $9.9 million of impairment losses recognized through accumulated other comprehensive loss).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.5 million and $.5 million in the first quarters of 2010 and 2009, respectively.

CONSECO, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2010	2009

Premium collections:
Life	$47.3	$47.0
Supplemental health	1.6	1.9

Total collections	$48.9	$48.9

Average liabilities for insurance products:
Annuities-mortality based	$79.9	$83.4
Health	18.3	19.7
Life:
Interest sensitive	21.9	24.1
Non-interest sensitive	576.6	568.6

Total average liabilities for insurance products, net of reinsurance ceded	$696.7	$695.8

Revenues:
Insurance policy income	$48.2	$47.1
Net investment income:
General account invested assets	9.7	9.8
Fee revenue and other income	.2	.2

Total revenues	58.1	57.1

Expenses:
Insurance policy benefits	36.4	36.1
Amounts added to annuity and interest-sensitive life product account balances	.3	.3
Amortization related to operations	8.7	8.4
Other operating costs and expenses	7.4	7.2

Total benefits and expenses	52.8	52.0

Income before net realized investment gains and income taxes	5.3	5.1

Net realized investment gains	.5	.1

Income before income taxes	$5.8	$5.2

Total premium collections were $48.9 million in both the first quarters of 2010 and to 2009.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.7 million in the first quarter of 2010, down 1.0 percent from 2009.  The average balance of general account invested assets was $657.0 million and $660.4 million in the first quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.89 percent and 5.93 percent in the first quarters of 2010 and 2009, respectively.

CONSECO, INC. AND SUBSIDIARIES
___________________

Insurance policy benefits in the first quarter of 2010 were comparable to the same period in 2009.

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

Other operating costs and expenses in our Colonial Penn segment increased by 2.8 percent, to $7.4 million, in the first quarter of 2010 as compared to the same period in 2009.

Net realized investment gains fluctuate each period.  During the first three months of 2010, net realized investment gains in this segment included $.5 million of net gains from the sales of investments (primarily fixed maturities).  During the first three months of 2009, net realized investment gains in this segment included $3.2 million of net gains from the sales of investments (primarily fixed maturities) and $3.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CONSECO, INC. AND SUBSIDIARIES
___________________

Conseco Insurance Group (dollars in millions):
	Three months ended
	March 31,
	2010	2009

Premium collections:
Annuities	$5.1	$19.5
Supplemental health	149.8	146.2
Life	54.6	64.4

Total collections	$209.5	$230.1

Average liabilities for insurance products:
Annuities:
Mortality based	$212.0	$217.2
Equity-indexed	743.6	836.5
Deposit based	620.0	688.8
Separate accounts	17.1	17.6
Health	3,011.0	2,991.9
Life:
Interest sensitive	2,607.2	2,906.2
Non-interest sensitive	1,051.7	1,360.2

Total average liabilities for insurance products, net of reinsurance ceded	$8,262.6	$9,018.4
Revenues:
Insurance policy income	$220.2	$244.2
Net investment income:
General account invested assets	133.3	143.4
Equity-indexed products	3.9	(7.0)
Trading account income related to policyholder and reinsurer accounts	1.7	(2.3)
Change in value of embedded derivatives related to modified coinsurance agreements	(.9)	.2
Fee revenue and other income	.3	.7

Total revenues	358.5	379.2

Expenses:
Insurance policy benefits	202.7	214.1
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	32.5	36.0
Equity-indexed products	10.6	(.2)
Amortization related to operations	27.0	36.8
Interest expense on investment borrowings	5.0	5.2
Other operating costs and expenses	55.0	56.1

Total benefits and expenses	332.8	348.0

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes	25.7	31.2

Net realized investment gains (losses)	(1.1)	2.7
Amortization related to net realized investment gains (losses)	.6	.5
Net realized investment gains (losses), net of related amortization	(.5)	3.2

Income before income taxes	$25.2	$34.4

(continued)

CONSECO, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended
	March 31,
	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$124.4	$122.7
Benefit ratio (a)	83.4%	81.0%

Medicare supplement:
Insurance policy benefits	$27.4	$31.9
Benefit ratio (a)	65.7%	67.3%

Specified disease:
Insurance policy benefits	$80.6	$71.3
Benefit ratio (a)	82.3%	76.0%
Interest-adjusted benefit ratio (b)	49.4%	42.2%

Long-term care:
Insurance policy benefits	$14.4	$17.4
Benefit ratio (a)	187.2%	210.1%
Interest-adjusted benefit ratio (b)	96.8%	132.0%

Other:
Insurance policy benefits	$2.0	$2.1
Benefit ratio (a)	104.9%	98.8%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.The investment income earned on the accumulated assets backing the specified disease reserves was $32.2 million and $31.7 million in the three months ended March 31, 2010 and 2009, respectively.  The investment income earned on the accumulated assets backing the

CONSECO, INC. AND SUBSIDIARIES
___________________

long-term care reserves was $6.9 million and $6.4 million in the three months ended March 31, 2010 and 2009, respectively.

Total premium collections were $209.5 million in the first quarter of 2010, down 9.0 percent from 2009.  The decrease in collected premiums was primarily due to lower sales of equity-indexed annuities and lower life insurance premiums subsequent to the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $8.3 billion in the first quarter of 2010, down 8.4 percent from 2009.  The decrease in such liabilities was primarily due to the coinsurance transaction with Wilton Re completed in September 2009 and policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  The decrease in insurance policy income is primarily due to lower premiums from our life insurance block, including the impact of the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $133.3 million in the first quarter of 2010, down 7.0 percent from 2009.  The average balance of general account invested assets was $9.2 billion and $9.8 billion in the first quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.80 percent and 5.83 percent in the first quarters of 2010 and 2009, respectively.  The reduction in average invested assets was primarily due to the coinsurance transaction with Wilton Re completed in September 2009.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to equity-indexed products were $3.7 million and $(4.8) million in the first quarters of 2010 and 2009, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $.2 million and $(2.2) million in the first quarters of 2010 and 2009, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(7.5) million and $(4.2) million in the first three months of 2010 and 2009, respectively.  Such fluctuations are primarily due to changes in mortality.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits.  Accordingly, the entire

CONSECO, INC. AND SUBSIDIARIES
___________________

difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur.  The margin in the first quarter of 2009 also reflected the release of liabilities for insurance products of $2.5 million in the first quarter of 2009 due to refinements in the calculation of such liabilities for a block of policies.

Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The benefit ratios on Conseco Insurance Group’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $2.6 million and $2.9 million in the first three months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 72.0 percent and 73.5 percent in the first three months of 2010 and 2009, respectively.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $14.3 million and $15.4 million in the first quarters of 2010 and 2009, respectively.  Such decrease is primarily due to lower sales and policyholder lapses.

Conseco Insurance Group’s specified disease products generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $17.4 million and $22.5 million in the first quarters of 2010 and 2009, respectively.  The decrease in margins in the 2010 period primarily results from favorable development of prior period claim reserves in the first quarter of 2009.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 187.2 percent and 210.1 percent in the first quarters of 2010 and 2009, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $1.0 million and $3.9 million in the first quarters of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 174.1 percent and 163.0 percent in 2010 and 2009, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and changes in policy income.  The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit

CONSECO, INC. AND SUBSIDIARIES
___________________

ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 96.8 percent and 132.0 percent in the first three months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our interest-adjusted benefit ratios would have been 83.8 percent and 84.8 percent in the first three months of 2010 and 2009, respectively.

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $32.5 million in the first quarter of 2010, down 9.7 percent from 2009.  The decrease was primarily due to a smaller block of annuity and interest-sensitive life business inforce due to lapses exceeding new sales in recent periods and the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  The weighted average crediting rates for these products was 4.1 percent in both the first three months of 2010 and 2009.

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

During the first quarter of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities.  This block of business experienced higher than anticipated surrenders during the first quarter of 2009 and we increased our expected surrender assumptions in future periods.  These annuities also have a market value adjustment (“MVA”) feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits reduced our expectations on the profitability of this block to approximately break-even.  We recognized additional amortization of approximately $3.1 million in the first quarter of 2009, related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $66 million related to these products at March 31, 2010.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

CONSECO, INC. AND SUBSIDIARIES
___________________

Interest expense on investment borrowings includes $4.9 million and $5.1 million of interest expense on collateralized borrowings in the first quarters of 2010 and 2009, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $55.0 million in the first quarter of 2010, down 2.0 percent from 2009.  Other operating costs and expenses include commission expense of $17.2 million and $18.4 million in the first quarters of 2010 and 2009, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2010, net realized investment losses in this segment included $8.6 million of net gains from the sales of investments (primarily fixed maturities) and $9.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.5 million, prior to the $(1.2) million of impairment losses recognized through accumulated other comprehensive loss).  During the first three months of 2009, net realized investment gains included $37.6 million of net gains from the sales of investments (primarily fixed maturities) and $34.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($41.1 million, prior to the $6.2 million of impairment losses recognized through accumulated other comprehensive loss).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.6 million and $.5 million in the first quarters of 2010 and 2009, respectively.

Corporate Operations (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Corporate operations:
Interest expense on corporate debt	$(19.5)	$(13.7)
Net investment income	.2	-
Fee revenue and other income	.5	.6
Net operating results of variable interest entities	2.4	-
Other operating costs and expenses	(8.1)	(9.3)
Loss on extinguishment or modification of debt	(1.8)	(9.5)

Loss before net realized investment losses and income taxes	(26.3)	(31.9)

Net realized investment losses	(1.3)	(7.8)

Loss before income taxes	$(27.6)	$(39.7)

Interest expense on corporate debt has been impacted by:  (i) an amendment to our Senior Credit Agreement in 2009; (ii) repayments in 2009 pursuant to our Senior Credit Agreement; (iii) completion of a cash tender offer (the “Tender Offer”) in 2009 for $176.5 million aggregate principal amount of the 3.5% Debentures; and (iv) the issuance of 7.0% Debentures.  Our average corporate debt outstanding was $1,045.8 million and $1,329.7 million during the first three months of 2010 and 2009, respectively.  The average interest rate on our debt was 7.0 percent and 3.2 percent during the first three months of 2010 and 2009, respectively.

Net investment income primarily included income earned on short-term investments, changes in the underlying value of certain investments held by the Corporate segment and miscellaneous other income and fluctuated along with the change in the amount of invested assets in this segment.

CONSECO, INC. AND SUBSIDIARIES
___________________

Fee revenue and other income includes:  (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies.  Fee revenue and other income has decreased primarily as a result of a decrease in investments managed for others.

Net operating results of variable interest entities represents the operating results of VIEs.  The VIEs are consolidated in accordance with GAAP.  Although we do not control these entities, we consolidate them because we are the primary beneficiary.  These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

Loss on extinguishment or modification of debt in the first quarter of 2010 of $1.8 million represents the write-off of unamortized discount and issuance costs associated with the repurchase of $64.0 million of 3.5% Debentures as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”  The loss on extinguishment or modification of debt in the first quarter of 2009, reflects fees incurred in conjunction with the modification to our Senior Credit Agreement.

Net realized investment losses often fluctuate each period.  During the first three months of 2010, net realized investment losses recognized by VIEs included $.1 million of net losses from the sales of investments (primarily fixed maturities) and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2009, net realized investment losses recognized by VIEs included:  (i) $.5 million of net gains from the sale of investments; and (ii) $8.3 million of writedowns due to other-than-temporary declines in value on certain securities.

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

Our insurance segments sell products through three primary distribution channels — career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Conseco Insurance Group segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities.  These agents visit the customer’s home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of “graded benefit life” and simplified issue life insurance policies which are sold directly to the policyholder.  Our independent producer distribution channel in the Conseco Insurance Group segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.  Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.  Our independent producer distribution channel sells primarily specified disease and Medicare supplement insurance policies, universal life insurance and annuities.  Conseco Insurance Group also markets its products through Performance Matters Associates, Inc., a wholly owned subsidiary that specializes in marketing and distributing supplemental health products.

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A. M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B (Fair)” (except Conseco Life), “BB-” and “Ba2”, respectively.  The current financial strength rating of Conseco Life from A.M. Best is “B-”.  For a description of these ratings and additional information on our ratings, see “Liquidity for Insurance Operations.”

CONSECO, INC. AND SUBSIDIARIES
___________________

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
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):
	Three months ended
	March 31,
	2010	2009
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$104.0	$73.1

Other fixed (first-year)	119.1	228.0
Other fixed (renewal)	1.1	1.0
Subtotal - other fixed annuities	120.2	229.0

Total annuities	224.2	302.1

Supplemental health:
Medicare supplement (first-year)	27.2	19.7
Medicare supplement (renewal)	149.4	136.1
Subtotal - Medicare supplement	176.6	155.8
Long-term care (first-year)	4.8	4.2
Long-term care (renewal)	144.7	141.7
Subtotal - long-term care	149.5	145.9
PDP and PFFS (first year)	1.4	16.2
PDP and PFFS (renewal)	16.7	103.0
Subtotal – PDP and PFFS	18.1	119.2
Other health (first-year)	.6	.6
Other health (renewal)	2.3	2.3
Subtotal - other health	2.9	2.9

Total supplemental health	347.1	423.8

Life insurance:
First-year	20.2	16.8
Renewal	26.3	32.1

Total life insurance	46.5	48.9

Collections on insurance products:
Total first-year premium collections on insurance products	277.3	358.6
Total renewal premium collections on insurance products	340.5	416.2

Total collections on insurance products	$617.8	$774.8

Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market.  Annuity collections in this segment decreased 26 percent, to $224.2 million, in the first quarter of 2010, as compared to the same period in 2009.  The change in mix of premium collections between our equity-indexed products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.  In addition, premium collections from Bankers Life’s fixed annuity products decreased in the first quarter of 2010 as low new money interest rates resulted in a reduction to the bonus on our bonus interest annuity.  A new product, which provides more flexibility in setting the bonus interest rate was launched in early 2010.

CONSECO, INC. AND SUBSIDIARIES
___________________

Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 13 percent, to $176.6 million, in the first quarter of 2010, as compared to the same period in 2009.

Premiums collected on Bankers Life’s long-term care policies increased 2.5 percent, to $149.5 million, in the first quarter of 2010, as compared to the same period in 2009.  The increase in 2010 was primarily attributable to premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.   Premiums collected on PFFS business were $1.6 million and $99.6 million in the first quarters of 2010 and 2009, respectively.  The PFFS premiums recognized in 2010 relate to adjustments to prior year contracts.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment decreased 4.9 percent, to $46.5 million, in the first quarter of 2010 as compared to the same period in 2009.  Collected premiums have been impacted by the reinsurance agreement with Wilton Re completed in the fourth quarter of 2009.

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2010	2009
Premiums collected by product:

Life insurance:
First-year	$7.9	$9.2
Renewal	39.4	37.8

Total life insurance	47.3	47.0

Supplemental health (all of which are renewal premiums):
Medicare supplement	1.5	1.7
Other health	.1	.2

Total supplemental health	1.6	1.9

Collections on insurance products:

Total first-year premium collections on insurance products	7.9	9.2
Total renewal premium collections on insurance products	41.0	39.7

Total collections on insurance products	$48.9	$48.9

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased .6 percent, to $47.3 million, in the first quarter of 2010, compared to the same period in 2009.  Graded benefit life products sold through our direct response marketing channel accounted for $46.2 million and $44.7 million of our total collected premiums in the first quarters of 2010 and 2009, respectively.

CONSECO, INC. AND SUBSIDIARIES
___________________

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

Conseco Insurance Group (dollars in millions):
	Three months ended
	March 31,
	2010	2009
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$3.5	$17.7
Equity-indexed (renewal)	1.2	1.4
Subtotal - equity-indexed annuities	4.7	19.1
Other fixed (first-year)	.2	.1
Other fixed (renewal)	.2	.3
Subtotal - other fixed annuities	.4	.4

Total annuities	5.1	19.5

Supplemental health:
Medicare supplement (first-year)	1.2	1.5
Medicare supplement (renewal)	39.5	41.3
Subtotal - Medicare supplement	40.7	42.8
Specified disease (first-year)	12.5	10.2
Specified disease (renewal)	87.1	82.8
Subtotal - specified disease	99.6	93.0
Long-term care (all of which are renewal)	7.7	8.4
Other health (all of which are renewal)	1.8	2.0

Total supplemental health	149.8	146.2

Life insurance:
First-year	.8	.5
Renewal	53.8	63.9

Total life insurance	54.6	64.4

Collections on insurance products:

Total first-year premium collections on insurance products	18.2	30.0
Total renewal premium collections on insurance products	191.3	200.1

Total collections on insurance products	$209.5	$230.1

Annuities in this segment include equity-indexed and other fixed annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $5.1 million in the first quarter of 2010, compared to $19.5 million in the same period of 2009.

Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

CONSECO, INC. AND SUBSIDIARIES
___________________

Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 4.9 percent, to $40.7 million, in the first quarter of 2010, as compared to the same period in 2009.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on specified disease products increased 7.1 percent, to $99.6 million, in the first quarter of 2010, as compared to the same period in 2009.  Such increase is due to higher new sales and an improvement in persistency.

The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite.  As a result, we expect this segment’s long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

Life products in the Conseco Insurance Group segment include universal life and traditional life products.  Life premiums collected decreased 15 percent, to $54.6 million, in the first quarter of 2010, compared to the same period in 2009, reflecting the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2010, and December 31, 2009, was as follows (dollars in millions):

	March 31,	December 31,
	2010	2009
Total capital:
Corporate notes payable	$1,037.2	$1,037.4

Shareholders’ equity:
Common stock	2.5	2.5
Additional paid-in capital	4,411.0	4,408.8
Accumulated other comprehensive loss	(103.0)	(264.3)
Accumulated deficit	(590.4)	(614.6)

Total shareholders’ equity	3,720.1	3,532.4

Total capital	$4,757.3	$4,569.8

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2010, and as of and for the year ended December 31, 2009:

	March 31,		December 31,
	2010		2009

Book value per common share	$14.83		$14.09
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	15.24		15.14

Ratio of earnings to fixed charges	1.50	X	1.38	X

Debt to total capital ratios:
Corporate debt to total capital (b)	22%		23%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	21%		21%
____________________
(a)
This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income (loss) has been excluded from the value of capital used to determine this

CONSECO, INC. AND SUBSIDIARIES
___________________

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

One of the Company’s subsidiaries (Conseco Life) is a member of the FHLBI.  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings.  At March 31, 2010, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings totaled $450.0 million as of March 31, 2010, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $517.0 million at March 31, 2010, which are maintained in a custodial account for the benefit of the FHLBI.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at March 31, 2010

$54.0	May 2012	Variable rate – .252%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – .311%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

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

On March 23, 2010, A.M. Best affirmed the financial strength rating of “B” of our primary insurance subsidiaries, except Conseco Life, whose “B” rating was downgraded to “B-”.  A.M. Best also revised the outlook for the ratings of our primary insurance subsidiaries to stable from negative, except for Conseco Life, whose outlook of negative was affirmed.  On March 4, 2009, A.M. Best downgraded the financial strength ratings of our primary insurance subsidiaries to “B” from “B+”.  The “B” rating is assigned to companies that have a fair ability, in A.M. Best’s opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from “A++ (Superior)” to “F (In Liquidation)” and some companies are not rated.  An “A++” rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are six ratings above the “B” rating of our primary insurance subsidiaries, other than Conseco Life, and nine ratings that are below that rating.  There are seven ratings above the “B-” rating of Conseco Life and eight ratings that are below that rating.

CONSECO, INC. AND SUBSIDIARIES
___________________

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At March 31, 2010, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $131 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

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

CONSECO, INC. AND SUBSIDIARIES
___________________

The following summarizes the legal ownership structure of Conseco’s primary subsidiaries at March 31, 2010:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.2 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  In the first quarter of 2010, Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) paid extraordinary dividends of $25.0 million to CDOC.  Each of the direct insurance subsidiaries of CDOC had negative earned surplus at March 31, 2010 as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Conseco Life of Texas	$(1,221.9)	(b)
Washington National	(1,189.4)	(c)
Conseco Health	(4.2)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
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

(c)
Pursuant to the regulations of the Illinois Division of Insurance, the accumulated earnings and losses of Washington National’s subsidiaries are reflected in the earned surplus of Washington National.  The deficit is largely due to the accumulated losses of Washington National’s subsidiaries.

As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $70.0 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  Although we believe the dividends we are expecting to pay during the twelve months ending March 31, 2011, are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.  In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $48.8 million in the next twelve months, which

CONSECO, INC. AND SUBSIDIARIES
___________________

will not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but will require prior written notice to the Texas state insurance department).  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable).  At March 31, 2010, these subsidiaries had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life	$142.9	(b)
Colonial Penn	(229.1)	(c)

Subsidiaries of Washington National:
Conseco Insurance Company	(6.3)	(d)
Conseco Life	(403.9)	(e)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
(b)	Bankers Life’s ability to pay ordinary dividends is currently limited to its statutory net income in 2009 of $86.7 million.
(c)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

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

In assessing Conseco’s current financial position and operating plans for the future, management made significant judgments and estimates with respect to the potential financial and liquidity effects of Conseco’s risks and uncertainties, including but not limited to:

•
the receipt of any required approval for dividend payments and surplus debenture interest payments from our insurance subsidiaries by the director or commissioner of the applicable state insurance departments when required and our ability to make such payments;

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

CONSECO, INC. AND SUBSIDIARIES
___________________

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for commercial mortgages based on the use of the mortgage experience adjustment factor in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009;

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for investments in RMBS in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009; and

•
the potential impact on certain of Conseco’s insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to temporary modifications in statutory prescribed practices effective for 2009 and 2010.

As of March 31, 2010, CNO had significant indebtedness which will require over $160 million in cash to service in the next twelve months (including the $52.5 million of 3.5% Debentures we repurchased in May 2010).  Achievement of our operating and capital plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company.  These items are discussed further below.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Note, the 3.5% Debentures and the 7.0% Debentures) were as follows at March 31, 2010 (dollars in millions):

Remainder of 2010	$77.5	(a)
2011	60.0
2012	65.0
2013	602.1
2016	240.5	(b)

	$1,045.1
_____________
(a)
Includes $52.5 million of the 3.5% Debentures.  In May 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $52.5 million of the 3.5% Debentures and issued $52.5 million of the 7.0% Debentures.  Less than $0.1 million of the 3.5% Debentures remain outstanding.

(b)	Excludes the $52.5 million of 7.0% Debentures issued in May 2010 as described in (a) above.

CONSECO, INC. AND SUBSIDIARIES
___________________

The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ending March 31, 2011 (dollars in millions):

	From our operations or surplus debenture interest payments	From extraordinary dividends requiring approval	Related to capital transactions completed in May 2010	Total
Sources of holding company cash:
Dividends from our insurance subsidiaries:
Conseco Life of Texas	$-	$50.0	$-	$50.0
Washington National	-	10.0	-	10.0
Conseco Health	-	10.0	-	10.0
Surplus debenture interest	48.8	-	-	48.8
Proceeds from issuance of 7.0% Debentures (b)	-	-	49.4	49.4
Administrative services and investment management fees	68.3	-	-	68.3

Total sources of cash expected to be available to service our debt and other obligations	117.1	70.0	49.4	236.5

Uses of holding company cash:
Debt service commitments of CNO:
Estimated interest payments	74.2	-	-	74.2
Scheduled principal payments under the:
Senior Note	25.0	-	-	25.0
Senior Credit Agreement	8.8	-	-	8.8
Repurchase of 3.5% Debentures (c)	-	-	52.5	52.5
Corporate expense and other	40.9	-	-	40.9

Total expected uses of cash	148.9	-	52.5	201.4

Net expected increase (decrease) in cash	(31.8)	$70.0	$(3.1)	35.1
Cash balance, beginning of period (a)	131.2			131.2

Projected cash balance, end of period (a)	$99.4			$166.3
_________
(a)	Includes cash balances of our other non-insurance subsidiaries, which are available to CDOC or CNO.
(b)	Amount represents the 7.0% Debentures that were issued in May 2010.
(c)	Amount represents the 3.5% Debentures that were repurchased in May 2010.

In accordance with our Senior Credit Agreement, the amounts outstanding under the Senior Credit Agreement bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate.  The Eurodollar rate is equal to LIBOR plus 5 percent with a minimum LIBOR rate of 2.5 percent.  The base rate is equal to 4 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  Under the terms of the Senior Credit Agreement, if the Company’s senior secured long-term debt is rated at least “Ba2” by Moody’s and “BB” by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent.  At March 31, 2010, the interest rate on our Senior Credit Agreement was 7.5 percent.

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

CONSECO, INC. AND SUBSIDIARIES
___________________

Under our Senior Credit Agreement, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders.

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of March 31, 2010; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	March 31,	development from
	Senior Credit Agreement	2010	March 31, 2010 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	319%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $547 million, or an increase to required risk-based capital of approximately $273 million.

Combined statutory capital and surplus	Greater than $1,100 million through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,464 million	Reduction to combined statutory capital and surplus of approximately $364 million.

Debt to total capitalization ratio	Not more than 30%.	22%	Reduction to shareholders’ equity of approximately $1.4 billion or additional debt of $587 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		1.71 to 1	Reduction in cash flows to the holding company of approximately $15 million.

CONSECO, INC. AND SUBSIDIARIES
___________________

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and the other transactions will be sufficient to allow us to meet our debt obligations through the next twelve months.  However, our cash flow is be affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

In February 2010, we repurchased $64.0 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a second closing of $64 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.  The first closing of $176.5 million of the 7.0% Debentures was completed on November 13, 2009, upon settlement of a tender offer for the 3.5% Debentures.  The purchase price for the $64.0 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.

The issuance of the $64.0 million of 7.0% Debentures was made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures.  We received aggregate net proceeds of $61.4 million in the second closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).  An aggregate of $52.5 million of the 3.5% Debentures remain outstanding.

In May 2010, as further discussed in the note to the consolidated financial statements entitled “Subsequent Events”, we repurchased $52.5 million aggregate principal amount of the 3.5% Debentures and issued $52.5 million aggregate principal amount of the 7.0% Debentures.

CONSECO, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2010, the amortized cost, gross unrealized gains and losses and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade (a):
Corporate securities	$13,237.4	$419.8	$(225.7)	$13,431.5
United States Treasury securities and obligations of United States government corporations and agencies	233.8	5.0	(.5)	238.3
States and political subdivisions	957.6	6.6	(65.2)	899.0
Debt securities issued by foreign governments	4.8	.3	-	5.1
Asset-backed securities	192.4	3.2	(8.3)	187.3
Collateralized debt obligations	135.1	2.2	(.5)	136.8
Commercial mortgage-backed securities	994.8	24.8	(63.0)	956.6
Mortgage pass-through securities	36.4	1.7	(.2)	37.9
Collateralized mortgage obligations	1,565.3	7.0	(60.1)	1,512.2

Total investment grade actively managed fixed maturities	17,357.6	470.6	(423.5)	17,404.7

Below-investment grade (a):
Corporate securities	1,099.2	5.9	(72.3)	1,032.8
States and political subdivisions	6.8	-	(1.8)	5.0
Asset-backed securities	62.0	-	(18.8)	43.2
Collateralized debt obligations	2.3	.4	-	2.7
Commercial mortgage-backed securities	23.2	-	(16.4)	6.8
Collateralized mortgage obligations	407.0	.3	(88.7)	318.6

Total below-investment grade actively managed fixed maturities	1,600.5	6.6	(198.0)	1,409.1

Total actively managed fixed maturities	$18,958.1	$477.2	$(621.5)	$18,813.8

Equity securities	$30.7	$.8	$(.4)	$31.1
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
___________________

Concentration of Actively Managed Fixed Maturity Securities

The following table summarizes the carrying values and gross unrealized losses of our actively managed fixed maturity securities by category as of March 31, 2010 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Utilities	$1,912.1	10.1%	$27.8	4.5%
Collateralized mortgage obligations	1,830.8	9.7	148.8	23.9
Energy/pipelines	1,665.6	8.9	12.6	2.0
Healthcare/pharmaceuticals	1,337.0	7.1	19.3	3.1
Food/beverage	1,154.9	6.1	13.5	2.2
Insurance	1,020.2	5.4	40.8	6.6
Commercial mortgage-backed securities	963.4	5.2	79.4	12.8
States and political subdivisions	904.0	4.8	67.0	10.8
Banks	878.7	4.7	66.8	10.7
Cable/media	789.2	4.2	14.8	2.4
Capital goods	715.4	3.8	7.6	1.2
Real estate/REITs	600.2	3.2	11.5	1.8
Aerospace/defense	553.3	2.9	8.7	1.4
Telecom	542.8	2.9	10.5	1.7
Transportation	464.9	2.5	4.8	.8
Building materials	412.9	2.2	5.5	.9
Consumer products	275.1	1.5	3.6	.6
Technology	250.3	1.3	6.4	1.0
U.S. Treasury and Obligations	238.3	1.3	.5	.1
Asset-backed securities	230.5	1.2	27.1	4.3
Chemicals	207.8	1.1	1.3	.2
Brokerage	206.2	1.1	3.7	.6
Entertainment/hotels	192.5	1.0	2.6	.4
Metals and mining	190.3	1.0	1.1	.2
Other	1,277.4	6.8	35.8	5.8

Total actively managed fixed maturities	$18,813.8	100.0%	$621.5	100.0%

Below-Investment Grade Securities

At March 31, 2010, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,600.5 million, or 8.4 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,409.1 million, or 88 percent of the amortized cost.

Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade corporate debt securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade corporate debt securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are generally more sensitive to adverse economic conditions.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

CONSECO, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Actively managed fixed maturity securities:
Realized gains on sale	$50.8	$88.2
Realized losses on sale	(33.5)	(4.3)
Impairments:
Total other-than-temporary impairment losses	(5.4)	(99.6)
Change in other-than-temporary impairment losses recognized in accumulated other comprehensive loss	(2.6)	16.1

Net impairment losses recognized	(8.0)	(83.5)

Net realized investment gains from fixed maturities	9.3	.4

Commercial mortgage loans	.1	-
Other-than-temporary declines in fair value of mortgage loans and other invested assets	(12.3)	(8.5)
Other	(2.0)	1.2

Net realized investment losses	$(4.9)	$(6.9)

During the first three months of 2010, we recognized net realized investment losses of $4.9 million, which were comprised of $15.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.2 billion and $20.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($17.7 million, prior to the $(2.6) million of impairment losses recognized through other comprehensive loss).

During the first three months of 2009, we recognized net realized investment losses of $6.9 million, which were comprised of $85.1 million of net gains from the sales of investments (primarily fixed maturities) and $92.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($108.1 million, prior to the $16.1 million of impairment losses recognized through other comprehensive loss).

At March 31, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $4.6 million and a carrying value of $6.8 million.  We also had mortgage loans with an aggregate carrying value of $10.8 million that were in the process of foreclosure at March 31, 2010.

During the first three months of 2010, the $20.3 million of other-than-temporary impairments we recorded in earnings included:  (i) $6.8 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $10.9 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.4 million related to a home office building which is available for sale; and (iv) $1.2 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During the first three months of 2010, the $33.5 million of realized losses on sales of $304 million of actively managed fixed maturity securities included:  (i) $29.8 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $3.7 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the

CONSECO, INC. AND SUBSIDIARIES
___________________

fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

During the first three months of 2009, the $92.0 million of other-than-temporary impairments we recorded included:  (i) $55.4 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $5.1 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; and (iii) $31.5 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During the first three months of 2009, the $4.3 million of losses on sales of actively managed fixed maturity securities primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include, but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

The following summarizes the investments sold at a loss during the first three months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number of	Amortized	Fair
Period	issuers	cost	value

Less than 6 months prior to sale	1	$.2	$ .1
Greater than or equal to 6 and less than 12 months prior to sale	1.1		.1
Greater than 12 months prior to sale	11	58.1	29.0

	13	$58.4	$29.2

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (ix) unfavorable changes in cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

CONSECO, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at March 31, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently provide for periodic payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$2.4	$2.4
Due after one year through five years	190.2	182.6
Due after five years through ten years	1,555.2	1,504.7
Due after ten years	5,225.9	4,918.5

Subtotal	6,973.7	6,608.2

Structured securities	2,264.4	2,008.4

Total	$9,238.1	$8,616.6

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	6	$32.5	$(7.2)	$25.3
Greater than 12 months	28	316.4	(101.2)	215.2

	34	$348.9	$(108.4)	$240.5

CONSECO, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of March 31, 2010 (dollars in millions):

			Below investment grade		Total gross
	Investment grade			B+ and	unrealized
	AAA/AA/A	BBB	BB	below	losses

Collateralized mortgage obligations	$ 53.8	$ 6.4	$ 17.9	$ 70.7	$148.8
Commercial mortgage-backed securities	34.2	28.7	16.5	-	79.4
States and political subdivisions	32.9	32.3	1.8	-	67.0
Banks	31.4	26.2	9.2	-	66.8
Insurance	17.9	19.9	1.1	1.8	40.7
Utilities	14.5	8.6	-	4.7	27.8
Asset-backed securities	7.7	.6	11.9	6.9	27.1
Healthcare/pharmaceuticals	14.1	3.6	1.5	.2	19.4
Cable/media	.7	8.7	2.0	3.4	14.8
Food/beverage	4.3	8.4	.7	-	13.4
Energy/pipelines	1.2	10.4	1.1	-	12.7
Real estate/REITs	-	5.3	5.7	.4	11.4
Telecom	5.5	1.5	3.5	-	10.5
Aerospace/defense	5.6	2.3	-	.8	8.7
Capital goods	5.0	2.5	-	-	7.5
Technology	4.3	1.7	.2	.2	6.4
Paper	-	.1	5.6	.1	5.8
Building materials	-	1.0	4.5	.1	5.6
Transportation	.9	3.7	.2	-	4.8
Brokerage	2.8	1.0	-	-	3.8
Consumer products	.7	2.6	-	.3	3.6
Entertainment/hotels	-	2.4	.2	-	2.6
Retail	1.1	-	.7	.2	2.0
Gaming	-	-	-	1.5	1.5
Chemicals	-	1.2	-	.1	1.3
Metals and mining	.1	.9	-	-	1.0
Autos	-	.8	-	.2	1.0
Textiles	.5	-	-	.1	.6
Collateralized debt obligations	.3	.2	-	-	.5
U.S. Treasury and Obligations	.5	-	-	-	.5
Mortgage pass-through securities	.2	-	-	-	.2
Other	.8	1.5	21.4	.6	24.3

Total actively managed fixed maturities	$241.0	$182.5	$105.7	$92.3	$621.5

We held four below-investment grade collateralized mortgage obligations (backed by residential mortgage loans) that had a cost basis of $178.4 million, an estimated fair value of $138.3 million and unrealized losses of $40.1 million at March 31, 2010.  These securities were subject to total other-than-temporary impairment losses of $2.3 million in the first three months of 2010, including $(1.1) million recognized in other comprehensive loss and $3.4 million recognized in net income.  We also held one asset-backed security and one commercial mortgage-backed security that had an aggregate cost basis of $29.6 million, an estimated fair value of $12.3 million and unrealized losses of $17.3 million at March 31, 2010.  No other-than-temporary impairment losses have been recognized on these two securities.  As of March 31, 2010, all six of these securities had been in an unrealized loss position for over one year and were rated from BB to CC.  These securities are predominantly senior tranches in their respective securitization structures.  Based on our estimates for the performance of the underlying collateral, and our related estimate of future cash flows expected to be collected from each of the securities, discounted at the security’s original effective rate, the recoverable amount is equal to the security’s cost basis at March 31, 2010.

CONSECO, INC. AND SUBSIDIARIES
___________________

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$3,502.4	$(82.8)	$2,450.1	$(215.2)	$5,952.5	$(298.0)
United States Treasury securities and obligations of United States government corporations and agencies	27.9	(.1)	7.5	(.4)	35.4	(.5)
States and political subdivisions	327.7	(11.7)	292.7	(55.3)	620.4	(67.0)
Asset-backed securities	32.6	(1.3)	104.5	(25.8)	137.1	(27.1)
Collateralized debt obligations	65.8	(.5)	-	-	65.8	(.5)
Commercial mortgage-backed securities	73.1	(1.4)	225.3	(78.0)	298.4	(79.4)
Mortgage pass-through securities	.2	-	3.8	(.2)	4.0	(.2)
Collateralized mortgage obligations	1,015.8	(25.4)	487.3	(123.4)	1,503.1	(148.8)

Total actively managed fixed maturities	$5,045.5	$(123.2)	$3,571.2	$(498.3)	$8,616.7	$(621.5)

Structured Securities

At March 31, 2010, fixed maturity investments included structured securities with an estimated fair value of $3.2 billion (or 17 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CONSECO, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2010 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$161.4	$135.1	$136.8
4 percent – 5 percent	446.8	437.5	426.5
5 percent – 6 percent	2,039.7	1,997.4	1,868.6
6 percent – 7 percent	768.7	728.0	666.6
7 percent – 8 percent	77.7	77.5	67.7
8 percent and above	43.3	43.0	35.9

Total structured securities	$3,537.6	$3,418.5	$3,202.1

The amortized cost and estimated fair value of structured securities at March 31, 2010, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$1,264.4	$1,219.0	6.5%
Planned amortization classes, target amortization classes and accretion-directed bonds	714.0	623.6	3.3
Commercial mortgage-backed securities	1,018.0	963.4	5.1
Asset-backed securities	254.4	230.5	1.2
Collateralized debt obligations	137.4	139.5	.8
Other	30.3	26.1	.1

Total structured securities	$3,418.5	$3,202.1	17.0%

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

Securities Lending

The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time.  We maintain ownership of the loaned securities.  We require collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.  As of March 31, 2010 and December 31, 2009, the fair value of

CONSECO, INC. AND SUBSIDIARIES
___________________

the loaned securities was $147.1 million and $178.5 million, respectively.  As of March 31, 2010 and December 31, 2009, the Company had received collateral of $152.4 million and $185.7 million, respectively.  Income generated from the program, net of expenses is recorded as net investment income and totaled $.1 million and $.6 million in the first three months of 2010 and 2009, respectively.

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of March 31, 2010 (dollars in millions):

		Estimated fair
Loan-to-value ratio (a)	Carrying value	value

Less than 60%	$701.0	$707.1
60% to 70%	725.7	643.8
70% to 80%	396.6	359.5
80% to 90%	24.8	20.6
Greater than 90%	88.5	78.1

Total	$1,936.6	$1,809.1
__________
(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in Fall Creek and Eagle Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2010	2009

Revenues:
Net investment income – deposit accounts	$5.4	$4.3
Fee revenue and other income	.2	.1

Total revenues	5.6	4.4

Expenses:
Interest expense	3.0	4.3
Other operating expenses	.2	.1

Total expenses	3.2	4.4

Income (loss) before net realized investment losses and income taxes	2.4	-

Net realized investment losses	(1.3)	(7.8)

Income (loss) before income taxes	$1.1	$(7.8)

During the first three months of 2010, net realized investment losses included:  (i) $.1 million of net losses from the sales of investments; and (ii) $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were

CONSECO, INC. AND SUBSIDIARIES
___________________

other than temporary.  During the first three months of 2009, net realized investment losses included:  (i) $.5 million of net gains from the sales of investments; and (ii) $8.3 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the fixed maturity investments held by the VIEs by category as of March 31, 2010 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Cable/media	$85.0	16.6%	$3.5	12.9%
Healthcare/pharmaceuticals	68.9	13.5	1.8	6.5
Chemicals	31.7	6.2	1.4	5.3
Utilities	31.2	6.1	2.4	8.7
Capital goods	25.4	5.0	1.6	6.0
Retail	23.4	4.6	1.1	3.9
Food/beverage	22.0	4.3	2.7	9.7
Energy/pipelines	21.3	4.1	1.5	5.3
Gaming	20.2	3.9	2.2	8.2
Consumer products	20.0	3.9	.6	2.4
Entertainment/hotels	17.3	3.4	.7	2.6
Autos	15.1	2.9	.5	1.8
Telecom	13.2	2.6	.5	1.7
Aerospace/defense	12.9	2.5	.4	1.3
Technology	12.3	2.4	.6	2.4
Paper	11.7	2.3	.2	.8
Other	80.1	15.7	5.6	20.5

Total	$511.7	100.0%	$27.3	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$5.1	$5.0
Due after one year through five years	384.7	362.2
Due after five years through ten years	28.0	23.3

Total	$417.8	$390.5

CONSECO, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments in our portfolio held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Greater than or equal to 6 months and less than 12 months	7	$.5	$(.5)	$-
Greater than 12 months	10	9.0	(2.9)	6.1

	17	$9.5	$(3.4)	$6.1

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Conseco’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in the first three months of 2010 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Conseco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Conseco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, Conseco’s disclosure controls and procedures were not effective.

As disclosed in our 2009 Annual Report on Form 10-K, we did not maintain effective controls over the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment.  These control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, Conseco’s management has determined that these control deficiencies constitute a material weakness.  Because of this material weakness, management concluded that Conseco did not maintain effective internal controls over financial reporting as of December 31, 2009 based on criteria in the Internal Control – Integrated Framework – issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Conseco has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process.  Significant improvements have been made to the actuarial reporting internal control environment.  Nonetheless, the material weakness related to the design and operating effectiveness of controls to ensure the completeness and accuracy of certain specified disease inforce policies in our Conseco Insurance Group segment continued to exist as of December 31, 2009.  Conseco’s management continues to assign the highest priority to Conseco’s remediation efforts, with the goal of remediating the material weakness by the end of 2010.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no

CONSECO, INC. AND SUBSIDIARIES
___________________

assurance can be given as to the timing of achievement of remediation.  Conseco recognizes that further improvement in its internal control over the actuarial reporting process in our Conseco Insurance Group segment is essential.  The remaining weakness to be addressed by the Company’s remediation efforts relates to the flow of information from the administrative systems to the actuarial valuation processes for certain specified disease policies in our Conseco Insurance Group segment.  Remediating this weakness will allow Conseco to reduce its reliance on manual controls and other procedures.  Conseco intends to continue to develop improved systems and processes which will allow it to rely on front-end preventative automated controls which will be more sustainable.  Conseco recognizes that further investment is needed to improve the actuarial reporting processes in our Conseco Insurance Group segment and is committed to making the investments for these improvements.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Conseco’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

Conseco and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of Conseco.  Refer to “Risk Factors” in Conseco’s Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
				(dollars in millions)

January 1 through January 31	-	$-	-	$262.8

February 1 through February 28	-	-	-	262.8

March 1 through March 31	65,757	6.22	-	262.8

Total	65,757	6.22	-	262.8
_________
(a)
The Company purchased 65,757 shares of its common stock in March 2010 in connection with employee benefit compensation plans.  Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.

CONSECO, INC. AND SUBSIDIARIES
___________________

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
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      CONSECO, INC.

Dated:  May 10, 2010
By: /s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)