Form 10-Q
period 2010-06-30
CNO Financial Group, Inc.
filed 2010-08-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number 001-31792

CNO Financial Group, Inc.

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

Shares of common stock outstanding as of July 27, 2010:  251,044,745

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Investments:
Actively managed fixed maturities at fair value (amortized cost: June 30, 2010 - $19,280.3; December 31, 2009 - $18,998.0)	$19,935.7	$18,528.4
Equity securities at fair value (cost: June 30, 2010 - $30.7; December 31, 2009 - $30.7)	31.0	31.0
Mortgage loans	1,948.1	1,965.5
Policy loans	292.9	295.2
Trading securities	360.7	293.3
Investments held by variable interest entities	478.4	-
Securities lending collateral	77.6	180.0
Other invested assets	167.2	236.8

Total investments	23,291.6	21,530.2

Cash and cash equivalents - unrestricted	323.7	523.4
Cash and cash equivalents held by variable interest entities	13.5	3.4
Accrued investment income	323.1	309.0
Value of policies inforce at the Effective Date	1,077.3	1,175.9
Cost of policies produced	1,700.0	1,790.9
Reinsurance receivables	3,357.2	3,559.0
Income tax assets, net	769.0	1,124.0
Assets held in separate accounts	15.6	17.3
Other assets	349.8	310.7

Total assets	$31,220.8	$30,343.8

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2010	2009
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,177.8	$13,219.2
Traditional products	10,199.7	10,063.5
Claims payable and other policyholder funds	946.0	994.0
Liabilities related to separate accounts	15.6	17.3
Other liabilities	683.6	610.4
Investment borrowings	454.2	683.9
Borrowings related to variable interest entities	449.7	-
Securities lending payable	82.0	185.7
Notes payable – direct corporate obligations	1,029.4	1,037.4

Total liabilities	27,038.0	26,811.4

Commitments and Contingencies

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2010 – 251,044,745; December 31, 2009 – 250,786,216)	2.5	2.5
Additional paid-in capital	4,418.8	4,408.8
Accumulated other comprehensive income (loss)	318.8	(264.3)
Accumulated deficit	(557.3)	(614.6)

Total shareholders' equity	4,182.8	3,532.4
Total liabilities and shareholders' equity	$31,220.8	$30,343.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Insurance policy income	$667.9	$791.3	$1,332.5	$1,574.1
Net investment income (loss):
General account assets	321.1	308.5	636.3	617.3
Policyholder and reinsurer accounts and other special- purpose portfolios	(22.7)	9.0	1.3	(9.2)
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	11.2	20.3	26.6	105.4
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(29.3)	(53.7)	(47.0)	(161.8)
Change in other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	1.4	17.1	(1.2)	33.2
Net impairment losses recognized	(27.9)	(36.6)	(48.2)	(128.6)
Total realized gains (losses)	(16.7)	(16.3)	(21.6)	(23.2)
Fee revenue and other income	3.6	3.1	7.1	6.1

Total revenues	953.2	1,095.6	1,955.6	2,165.1

Benefits and expenses:
Insurance policy benefits	651.0	781.1	1,350.0	1,534.6
Interest expense	28.7	32.7	56.2	55.9
Amortization	96.6	101.8	199.2	222.6
Loss on extinguishment or modification of debt	.9	-	2.7	9.5
Other operating costs and expenses	124.2	130.4	242.6	250.7

Total benefits and expenses	901.4	1,046.0	1,850.7	2,073.3

Income before income taxes	51.8	49.6	104.9	91.8

Income tax expense:
Tax expense on period income	18.7	17.4	37.9	32.7
Valuation allowance for deferred tax assets	-	4.6	-	7.0

Net income	$33.1	$27.6	$67.0	$52.1

Earnings per common share:
Basic:
Weighted average shares outstanding	250,994,000	184,820,000	250,891,000	184,787,000

Net income	$.13	$.15	$.27	$.28

Diluted:
Weighted average shares outstanding	302,648,000	185,229,000	297,364,000	184,993,000

Net income	$.12	$.15	$.25	$.28

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total

Balance, December 31, 2008	$4,105.9	$(1,770.7)	$(705.2)	$1,630.0

Comprehensive income, net of tax:
Net income	-	-	52.1	52.1
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $415.5)	-	745.9	-	745.9
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $9.2)	-	(17.2)	-	(17.2)

Total comprehensive income				780.8

Stock option and restricted stock plans	4.2	-	-	4.2
Effect of reclassifying noncredit component of previously recognized impairment losses on actively managed fixed maturities (net of applicable income tax benefit of $2.6)	-	(4.9)	4.9	-

Balance, June 30, 2009	$4,110.1	$(1,046.9)	$(648.2)	$2,415.0

Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4

Comprehensive income, net of tax:
Net income	-	-	67.0	67.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $303.7)	-	553.2	-	553.2
Noncredit component of impairment losses on actively managed fixed maturities (net of applicable income tax expense of $20.2)	-	36.1	-	36.1

Total comprehensive income				656.3

Cumulative effect of accounting change	-	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	-	-	4.0
Stock option and restricted stock plans	6.0	-	-	6.0

Balance, June 30, 2010	$4,421.3	$318.8	$(557.3)	$4,182.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Insurance policy income	$1,177.3	$1,386.5
Net investment income	667.4	584.3
Fee revenue and other income	7.1	6.1
Insurance policy benefits	(997.3)	(1,218.4)
Interest expense	(54.1)	(46.7)
Policy acquisition costs	(210.3)	(205.0)
Other operating costs	(240.2)	(231.9)
Taxes	(3.9)	(5.7)

Net cash provided by operating activities	346.0	269.2

Cash flows from investing activities:
Sales of investments	4,572.6	5,221.8
Maturities and redemptions of investments	392.2	434.9
Purchases of investments	(5,406.2)	(5,830.5)
Net sales (purchases) of trading securities	(41.5)	57.4
Change in cash and cash equivalents held by variable interest entities	(6.3)	1.1
Other	(9.2)	(13.4)

Net cash used by investing activities	(498.4)	(128.7)

Cash flows from financing activities:
Issuance of notes payable, net	110.8	-
Payments on notes payable	(116.5)	(59.4)
Expenses related to debt modification and extinguishment of debt	-	(9.5)
Amounts received for deposit products	882.6	884.4
Withdrawals from deposit products	(862.0)	(949.3)
Investment borrowings and borrowings related to variable interest entities	(62.2)	(19.9)

Net cash used by financing activities	(47.3)	(153.7)

Net decrease in cash and cash equivalents	(199.7)	(13.2)

Cash and cash equivalents, beginning of period	523.4	894.5

Cash and cash equivalents, end of period	$323.7	$881.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.

CNO Financial Group, Inc., a Delaware corporation (“CNO”), (formerly known as Conseco, Inc. prior to its name change in May 2010) is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”).  The terms “CNO Financial Group”, the “Company”, “we”, “us”, and “our” as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for the cost of policies produced, the value of policies inforce at the Effective Date, certain investments (including derivatives), assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation and guaranty fund assessment accruals.  If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

OUT-OF-PERIOD ADJUSTMENTS

We recorded the net effects of certain out-of-period adjustments which:  (i) decreased our net income by $2.7 million (or one cent per diluted share) in the second quarter of 2010; and (ii) decreased our net income by $3.0 million (or one cent per diluted share) in the first six months of 2010.  We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the 2010 periods, as well as the materiality to the periods in which they originated.  The impact of correcting these errors in prior years was not significant to any individual period.  Management believes these errors are immaterial to the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENTS

We classify our fixed maturity securities into one of three categories: (i) “actively managed” (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders’ equity); (ii) “trading” (which we carry at estimated fair value with changes in such value recognized as net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios)); or (iii) “held to maturity” (which we carry at amortized cost).  We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of the embedded derivatives related to our equity-indexed annuity products and certain modified coinsurance agreements.  See the note entitled “Accounting for Derivatives” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $360.7 million and $293.3 million at June 30, 2010 and December 31, 2009, respectively.

Accumulated other comprehensive income (loss) is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of June 30, 2010 and December 31, 2009, were as follows (dollars in millions):

	June 30,	December 31,
	2010	2009

Net unrealized appreciation (depreciation) on actively managed fixed maturity securities on which an other-than-temporary impairment loss has been recognized	$(63.2)	$(133.5)
Net unrealized gains (losses) on all other investments	697.2	(339.9)
Adjustment to value of policies inforce at the Effective Date	(20.8)	10.7
Adjustment to cost of policies produced	(109.3)	59.8
Unrecognized net loss related to deferred compensation plan	(8.0)	(8.2)
Deferred income tax asset (liability)	(177.1)	146.8

Accumulated other comprehensive income (loss)	$318.8	$(264.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2010, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (loss) and estimated fair value of actively managed fixed maturities were as follows (dollars in millions):

					Other-than-
					temporary
					impairments
					included in
		Gross	Gross		accumulated other
	Amortized	unrealized	unrealized	Estimated	comprehensive
	cost	gains	losses	fair value	income (loss)

Corporate securities	$14,660.3	$907.3	$(196.4)	$15,371.2	$-
United States Treasury securities and obligations of United States government corporations and agencies	155.0	6.9	-	161.9	-
States and political subdivisions	1,300.1	32.8	(43.4)	1,289.5	-
Debt securities issued by foreign governments	.9	.1	-	1.0	-
Asset-backed securities	301.8	6.3	(14.6)	293.5	(4.8)
Collateralized debt obligations	144.8	1.8	(3.6)	143.0	-
Commercial mortgage-backed securities	1,171.8	45.1	(47.9)	1,169.0	(3.4)
Mortgage pass-through securities	34.3	1.9	-	36.2	-
Collateralized mortgage obligations	1,511.3	40.1	(81.0)	1,470.4	(103.5)

Total actively managed fixed maturities	$19,280.3	$1,042.3	$(386.9)	$19,935.7	$(111.7)

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities at June 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently permit periodic unscheduled payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$134.5	$135.5
Due after one year through five years	1,041.7	1,086.6
Due after five years through ten years	4,617.7	4,866.0
Due after ten years	10,322.4	10,735.5

Subtotal	16,116.3	16,823.6

Structured securities	3,164.0	3,112.1

Total	$19,280.3	$19,935.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

During the first six months of 2010, we recognized net realized investment losses of $21.6 million, which were comprised of $26.6 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.6 billion, and $48.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($47.0 million, prior to the $(1.2) million of impairment losses recognized through accumulated other comprehensive income (loss)).

During the first six months of 2009, we recognized net realized investment losses of $23.2 million, which were comprised of $105.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.2 billion, and $128.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($161.8 million, prior to the $33.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

At June 30, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $4.6 million and a carrying value of $6.1 million.  We also had mortgage loans with an aggregate carrying value of $12.3 million that were in the process of foreclosure at June 30, 2010.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.  During the six months ended June 30, 2010, we sold $.9 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $78.8 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

The following summarizes the investments (excluding investments held by the variable interest entities (“VIEs”)) sold at a loss during the first six months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Less than 6 months prior to sale	2	$18.3	$14.2
Greater than 12 months prior to sale	15	127.5	69.0

	17	$145.8	$83.2

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other subjective factors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on actively managed fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security, and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  We recognize the credit loss portion in net income and the noncredit loss portion in accumulated other comprehensive income (loss).

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

For most structured securities, cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including excess spread, subordination and guarantees.  For corporate bonds, cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity.  The previous amortized cost basis less the impairment recognized in net income becomes the security’s new cost basis.  We accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security.

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2010, other-than-temporary impairments included in accumulated other comprehensive income (loss) of $114.1 million (before taxes and related amortization) relate to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on actively managed fixed maturity securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Credit losses on actively managed fixed maturity securities, beginning of period	$(29.4)	$(7.4)	$(27.2)	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	(1.3)	(1.6)	(1.3)	(8.4)
Less: credit losses on securities sold	10.1	-	13.5	-
Less: credit losses on securities impaired due to intent to sell (a)	1.1	-	1.1	-
Add: credit losses on previously impaired securities	(4.5)	(1.0)	(10.1)	(1.0)
Less: increases in cash flows expected on previously impaired securities	-	-	-	-

Credit losses on actively managed fixed maturity securities, end of period	$(24.0)	$(10.0)	$(24.0)	$(10.0)
__________
(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income (loss) was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at June 30, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Estimated fair	Unrealized	Estimated fair	Unrealized	Estimated fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$1,138.7	$(43.6)	$1,774.1	$(152.8)	$2,912.8	$(196.4)
United States Treasury securities and obligations of United States government corporations and agencies	1.0	-	-	-	1.0	-
States and political subdivisions	146.0	(3.3)	262.0	(40.1)	408.0	(43.4)
Asset-backed securities	60.7	(1.7)	85.1	(12.9)	145.8	(14.6)
Collateralized debt obligations	76.6	(3.6)	-	-	76.6	(3.6)
Commercial mortgage-backed securities	132.6	(5.3)	147.2	(42.6)	279.8	(47.9)
Mortgage pass-through securities	.1	-	3.8	-	3.9	-
Collateralized mortgage obligations	202.2	(3.0)	436.3	(78.0)	638.5	(81.0)

Total actively managed fixed maturities	$1,757.9	$(60.5)	$2,708.5	$(326.4)	$4,466.4	$(386.9)

Based on management’s current assessment of investments with unrealized losses at June 30, 2010, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield, duration and liquidity requirements.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income for basic earnings per share	$33.1	$27.6	$67.0	$52.1

Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	3.4	-	6.0	-

Net income for diluted earnings per share	$36.5	$27.6	$73.0	$52.1

Shares:
Weighted average shares outstanding for basic earnings per share	250,994	184,820	250,891	184,787

Effect of dilutive securities on weighted average shares:
7% Debentures	49,793	-	44,663	-
Stock option and restricted stock plans	1,861	409	1,810	206

Dilutive potential common shares	51,654	409	46,473	206

Weighted average shares outstanding for diluted earnings per share	302,648	185,229	297,364	184,993

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$10.7	$10.9	$19.0	$21.5
Supplemental health	342.4	436.5	688.3	875.2
Life	47.6	50.2	89.6	92.4
Net investment income (a)	160.5	163.6	346.4	305.8
Fee revenue and other income (a)	2.7	1.6	5.0	3.0

Total Bankers Life revenues	563.9	662.8	1,148.3	1,297.9

Colonial Penn:
Insurance policy income:
Supplemental health	1.6	2.0	3.4	4.1
Life	47.7	50.7	94.1	95.7
Net investment income (a)	9.7	9.8	19.4	19.6
Fee revenue and other income (a)	.1	.2	.3	.4

Total Colonial Penn revenues	59.1	62.7	117.2	119.8

Conseco Insurance Group:
Insurance policy income:
Annuities	2.4	10.1	4.9	23.0
Supplemental health	146.9	148.7	294.2	298.1
Life	66.7	80.1	135.2	159.9
Other	1.9	2.1	3.8	4.2
Net investment income (a)	126.3	141.1	264.3	275.4
Fee revenue and other income (a)	.2	.4	.5	1.1

Total Conseco Insurance Group revenues	344.4	382.5	702.9	761.7

Corporate operations:
Net investment income	1.9	3.0	7.5	7.3
Fee and other income	.6	.9	1.3	1.6

Total corporate revenues	2.5	3.9	8.8	8.9

Total revenues	969.9	1,111.9	1,977.2	2,188.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Expenses:
Bankers Life:
Insurance policy benefits	$382.7	$487.1	$799.2	$954.3
Amortization	70.6	63.1	137.6	138.7
Other operating costs and expenses	46.6	49.3	94.3	96.9

Total Bankers Life expenses	499.9	599.5	1,031.1	1,189.9

Colonial Penn:
Insurance policy benefits	35.4	36.2	72.1	72.6
Amortization	8.8	8.0	17.5	16.4
Other operating costs and expenses	7.3	7.5	14.7	14.7

Total Colonial Penn expenses	51.5	51.7	104.3	103.7

Conseco Insurance Group:
Insurance policy benefits	232.9	257.8	478.7	507.7
Amortization	16.7	33.8	43.7	70.6
Interest expense on investment borrowings	5.0	5.2	10.0	10.4
Other operating costs and expenses	59.9	64.5	114.9	120.6

Total Conseco Insurance Group expenses	314.5	361.3	647.3	709.3

Corporate operations:
Interest expense on corporate debt	19.8	23.9	39.3	37.6
Interest expense on borrowings of variable interest entities	3.9	3.6	6.9	7.9
Loss on extinguishment or modification of debt	.9	-	2.7	9.5
Other operating costs and expenses	10.4	9.1	18.7	18.5

Total corporate expenses	35.0	36.6	67.6	73.5

Total expenses	900.9	1,049.1	1,850.3	2,076.4

Income (loss) before net realized investment losses (net of related amortization) and income taxes:
Bankers Life	64.0	63.3	117.2	108.0
Colonial Penn	7.6	11.0	12.9	16.1
Conseco Insurance Group	29.9	21.2	55.6	52.4
Corporate operations	(32.5)	(32.7)	(58.8)	(64.6)

Income before net realized investment losses (net of related amortization) and income taxes	$69.0	$62.8	$126.9	$111.9
___________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Total segment revenues	$969.9	$1,111.9	$1,977.2	$2,188.3
Net realized investment losses	(16.7)	(16.3)	(21.6)	(23.2)

Consolidated revenues	$953.2	$1,095.6	$1,955.6	$2,165.1

Total segment expenses	$900.9	$1,049.1	$1,850.3	$2,076.4
Amortization related to net realized investment losses	.5	(3.1)	.4	(3.1)

Consolidated expenses	$901.4	$1,046.0	$1,850.7	$2,073.3

ACCOUNTING FOR DERIVATIVES

Our equity-indexed annuity products provide a guaranteed base rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases in policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to equity-indexed products were $(26.0) million and $(6.4) million in the six months ended June 30, 2010 and 2009, respectively.  These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $43.8 million and $114.9 million at June 30, 2010 and December 31, 2009, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on equity-indexed annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $500.2 million at June 30, 2010 and $494.4 million at December 31, 2009.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2010, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $.3 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

REINSURANCE

The cost of reinsurance ceded totaled $67.1 million and $43.0 million in the second quarters of 2010 and 2009, respectively, and $131.7 million and $86.7 million in the first six months of 2010 and 2009, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $113.6 million and $138.1 million in the second quarters of 2010 and 2009, respectively, and $233.5 million and $264.8 million in the first six months of 2010 and 2009, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize the cost of policies produced.  Reinsurance premiums assumed totaled $26.6 million and $126.7 million in the second quarters of 2010 and 2009, respectively, and $50.8 million and $257.8 million in the first six months of 2010 and 2009, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $19.4 million and $118.9 million in the second quarters of 2010 and 2009, respectively, and $37.3 million and $241.5 million in the first six months of 2010 and 2009, respectively.  Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  On July 22, 2009, Bankers Life and Casualty Company (“Bankers Life”) announced a strategic alliance with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

In September 2009, we completed a transaction under which two insurance companies in our Conseco Insurance Group unit coinsured, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies with Wilton Reassurance Company (“Wilton Re”).  In the transaction, Wilton Re paid a ceding commission of $55.8 million and coinsures and administers 100 percent of these policies.  The CNO companies transferred to Wilton Re $401.6 million in cash and policy loans and $457.4 million of policy and other reserves.  Most of the policies involved in the transaction were issued by companies prior to their acquisition by CNO.  Approximately 70 percent of the policies that were coinsured were from Washington National Insurance Company (“Washington National”); the remainder were from Conseco Insurance Company.  We recorded a deferred gain of approximately $26 million in 2009 which is being recognized over the remaining life of the block of insurance policies coinsured with Wilton Re.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Current tax expense	$1.5	$1.5	$2.5	$3.5
Deferred tax provision	17.2	15.9	35.4	29.2

Income tax expense on period income	18.7	17.4	37.9	32.7

Valuation allowance	-	4.6	-	7.0

Total income tax expense	$18.7	$22.0	$37.9	$39.7
A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2010	2009

U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	-	7.6
Other nondeductible expenses (benefit)	.4	(1.6)
State taxes	.9	1.3
Provision for tax issues, tax credits and other	(.2)	.9

Effective tax rate	36.1%	43.2%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2010	2009
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$731.3	$745.3
Non-life companies	874.7	883.9
Net state operating loss carryforwards	19.0	19.1
Tax credits	19.9	18.5
Capital loss carryforwards	387.9	393.8
Deductible temporary differences:
Insurance liabilities	774.0	782.1
Unrealized depreciation of investments	-	146.8
Other	58.4	44.0

Gross deferred tax assets	2,865.2	3,033.5

Deferred tax liabilities:
Investments	(49.1)	(38.1)
Value of policies inforce at the Effective Date and cost of policies produced	(693.8)	(694.0)
Unrealized appreciation on investments	(177.1)	-

Gross deferred tax liabilities	(920.0)	(732.1)

Net deferred tax assets before valuation allowance	1,945.2	2,301.4

Valuation allowance	(1,176.4)	(1,176.4)

Net deferred tax assets	768.8	1,125.0

Current income taxes prepaid (accrued)	.2	(1.0)

Income tax assets, net	$769.0	$1,124.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of June 30, 2010, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to an independent trust.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended June 30, 2010, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred in 2008.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor.  We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

At June 30, 2010, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at June 30, 2010, we believe that we will, more likely than not, recover $.8 billion of our deferred tax assets through reductions of our tax liabilities in future periods.  There were no changes to our valuation allowance for deferred tax assets during the six months ended June 30, 2010.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.01 percent at June 30, 2010), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2010, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of June 30, 2010, we had $4.6 billion of federal NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2010	$-		$.1		$-	$.1
2011	-		.1		-	.1
2012	-		-		46.7	46.7
2013	-		-		1,034.2	1,034.2
2014	-		-		27.3	27.3
2018	1,855.9	(a)	-		-	1,855.9
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,034.1	(a)	-	2,034.1
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2027	-		215.8		-	215.8
2028	-		1.2		-	1.2
2029	-		125.9		-	125.9

Total	$2,089.6		$2,499.2		$1,108.2	$5,697.0
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

We had deferred tax assets related to NOLs for state income taxes of $19.0 million and $19.1 million at June 30, 2010 and December 31, 2009, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2010 and December 31, 2009 (dollars in millions):

	June 30,	December 31,
	2010	2009

3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”)	$-	$116.5
7.0% Debentures	293.0	176.5
Secured credit agreement	652.1	652.1
Senior Note due November 12, 2013 (the “Senior Note”)	100.0	100.0
Unamortized discount on 3.5% Debentures	-	(3.3)
Unamortized discount on 7.0% Debentures	(15.7)	(4.4)

Direct corporate obligations	$1,029.4	$1,037.4

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

In May 2010, we repurchased $52.5 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a third closing of $52.5 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.

The purchase price for the $52.5 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.  As a result of the repurchase, we realized a loss on the extinguishment of debt of $.9 million, representing the write-off of unamortized discount and issuance costs associated with 3.5% Debentures that were repurchased.

The issuance of the $52.5 million of 7.0% Debentures was made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures.  We received aggregate net proceeds of $49.4 million in the third closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

The closing market price of our common stock on May 4, 2010 (the last closing price prior to the issuance of $52.5 million of the 7.0% Debentures) was $5.81.  Because this amount was higher than the effective conversion price of $5.17 on that date, a beneficial conversion feature existed with respect to the 7.0% Debentures we issued.  The beneficial conversion feature related to the 7% Debentures issued on May 5, 2010 of $4.0 million, net of tax, was recorded as an increase to additional paid-in capital.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our secured credit agreement (“Senior Credit Agreement”); (ii) the current ratios and balances as of June 30, 2010; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	June 30,	development from
	Senior Credit Agreement	2010	June 30, 2010 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	318%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $555 million, or an increase to required risk-based capital of approximately $277 million.

Combined statutory capital and surplus	Greater than $1,100 million through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,496 million	Reduction to combined statutory capital and surplus of approximately $396 million.

Debt to total capitalization ratio	Not more than 30%.	21%	Reduction to shareholders’ equity of approximately $1.4 billion or additional debt of $609 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		1.76 to 1	Reduction in cash flows to the holding company of approximately $19 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2010 (dollars in millions):

Remainder of 2010	$25.0
2011	60.0
2012	65.0
2013	602.1
2016	293.0

$1,045.1

INVESTMENT BORROWINGS

One of the Company’s insurance subsidiaries (Conseco Life Insurance Company, “Conseco Life”) is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”).  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of the borrowings.  At June 30, 2010, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings from the FHLBI totaled $450.0 million as of June 30, 2010, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $538.8 million at June 30, 2010, which are maintained in a custodial account for the benefit of the FHLBI.  Such investments are classified as actively managed fixed maturities in our consolidated balance sheet.  Conseco Life recognized interest expense of $9.8 million and $10.2 million in the first six months of 2010 and 2009, respectively, related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at June 30, 2010

$54.0	May 2012	Variable rate – 0.484%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – 0.354%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At June 30, 2010, the aggregate fee to prepay all fixed rate borrowings was $56.4 million.

At June 30, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLBI of $450.0 million; and (ii) other borrowings of $4.2 million.

At December 31, 2009, investment borrowings consisted of:  (i) collateralized borrowings of $450.0 million; (ii) $229.1 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $4.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2009	250,786

Shares issued under employee benefit compensation plans	259	(a)

Balance at June 30, 2010	251,045
________
(a)	Such amount was reduced by 72 thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as the cost of policies produced.  Sales inducements deferred totaled $14.2 million and $12.8 million during the six months ended June 30, 2010 and 2009, respectively.  Amounts amortized totaled $12.4 million and $17.3 million during the six months ended June 30, 2010 and 2009, respectively.  The unamortized balance of deferred sales inducements at June 30, 2010 and December 31, 2009 was $179.4 million and $177.6 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $114.4 million and $136.2 million at June 30, 2010 and December 31, 2009, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Adopted Accounting Standards

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements related to fair value.  An entity is also required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy.  In addition, the guidance amends the fair value disclosure requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Such disclosures are included in the note to the consolidated financial statements entitled “Fair Value Measurements”.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	January 1, 2010
	Amounts prior to effect of adoption of authoritative	Effect of adoption of authoritative	As
	guidance	guidance	adjusted

Total investments	$21,530.2	$247.6	$21,777.8

Cash and cash equivalents held by variable interest entities	3.4	3.8	7.2
Accrued investment income	309.0	.9	309.9
Income tax assets, net	1,124.0	8.6	1,132.6
Other assets	310.7	14.2	324.9
Total assets	30,343.8	275.1	30,618.9

Other liabilities	610.4	8.8	619.2
Borrowings related to variable interest entities	229.1	282.2	511.3
Total liabilities	26,811.4	291.0	27,102.4

Accumulated other comprehensive income (loss)	(264.3)	(6.2)	(270.5)
Accumulated deficit	(614.6)	(9.7)	(624.3)
Total shareholders’ equity	3,532.4	(15.9)	3,516.5

Total liabilities and shareholders’ equity	30,343.8	275.1	30,618.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On April 9, 2009, the FASB issued authoritative guidance regarding the recognition and presentation of an other-than-temporary impairment and requires additional disclosures.  The recognition provision within this guidance applies only to fixed maturity investments that are subject to the other-than-temporary impairments.  If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into:  (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors.  The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes and related amortization.  The guidance requires a cumulative effect adjustment to accumulated deficit and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which we do not intend to sell and it is more likely than not that we will not be required to sell such securities before recovery of the amortized cost basis.  We adopted the guidance effective January 1, 2009.  The cumulative effect of adopting this guidance was a $4.9 million net decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive income (loss).

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

Securities Litigation

After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana.  The complaints named us as a defendant, along with certain of our former officers.  These lawsuits were filed on behalf of persons or entities who purchased our Predecessor’s common stock on various dates between October 24, 2001 and August 9, 2002.  The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.’s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor’s stock price.  These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB.  The complaint seeks an unspecified amount of damages.  The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003.  Our liability with respect to this lawsuit was discharged in our Predecessor’s plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

limited to $3 million in the aggregate under such plan.  Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan.  Our current estimate of the maximum loss that we could reasonably incur on this case is approximately $2.0 million.  A motion to dismiss was filed on behalf of defendants Shea, Wendt and Chokel and on July 14, 2005, this matter was dismissed.  Plaintiffs filed a second amended complaint on August 24, 2005.  Plaintiffs filed their motion for class certification on May 2, 2008, and on March 20, 2009 the court granted that motion.  On April 24, 2009, certain defendants initiated a request to appeal the class certification ruling to the U.S. Circuit Court of Appeals which was accepted by the 7th Circuit.  Oral argument on the appeal was held on September 22, 2009, and the matter was taken under advisement.  Trial is currently scheduled to occur on November 1, 2010.  We believe this lawsuit is without merit and intend to defend it vigorously; however, the ultimate outcome cannot be predicted with certainty.  We do not believe that our potential loss related to the individual defendant who served as an officer on the Effective Date is material.

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of Conseco Inc. common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges Conseco, Inc. and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  On June 2, 2010, the plaintiff filed a second amended complaint.  The amended complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On August 2, 2010, we filed a motion to dismiss the amended complaint.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On June 2, 2010, a purported shareholder derivative complaint was filed in the Marion County Circuit/Superior Court, Indiana, William T. Carter, derivatively on behalf of CNO Financial Group, Inc. v. R. Glenn Hilliard, Donna A. James, R. Keith Long, Debra J. Perry, C. James Prieur, Neal C. Schneider, Michael T. Tokarz, John G. Turner, William Kirsch, Eugene Bullis, Michael Dubes, James Hohmann, Edward Bonach, Ali Inanilan, and John Wells, and CNO Financial Group, Inc., Cause No. 49D10 10 06 PL 024523, on behalf of nominal defendant CNO Financial Group, Inc. against certain current and/or former members of its Board of Directors and executive officers seeking to remedy defendant’s alleged breaches of fiduciary duties and unjust enrichment from August 2005 to the present.  The allegations in the complaint are similar to those described in the preceding paragraph.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older.  On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig.  A motion to dismiss the amended complaint was granted in part and denied in part, and the plaintiffs filed a second amended complaint on April 27, 2007, which has added as defendants Conseco Services, LLC and Conseco Marketing, LLC.  The court has not yet made a determination whether the case should go forward as a class action, and we intend to oppose any form of class action treatment of these claims.  Plaintiffs filed their motion for class certification on June 7, 2010.  The Company’s motion in opposition is due to be filed by August 21, 2010.  The hearing on the motion for class certification is set to occur on September 10, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies, and none is scheduled to take effect until the latter half of 2010 when the oldest of these policies reaches its twenty-first anniversary.  Plaintiff filed a motion for certification of the class and on December 7, 2009, the court granted that motion.  The case is set for trial commencing September 14, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and the existing parties opposed their motion.  On January 5, 2010, the court granted the motion to intervene and granted the plaintiff’s motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties have reached a settlement in principle of the (B) (3) class.  The plaintiffs filed a motion for summary judgment as to the (B) (2) class.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  In their complaint, plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  The Company filed its motion in opposition on July 21, 2010.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  In his complaint, plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend.”  The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation, seeking the establishment of an MDL proceeding consolidating this case and the Brady case described above into a single action in the Northern District of California Federal Court.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings in the Northern District of California Federal Court.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  The Company filed its motion in opposition on July 21, 2010.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers’ confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy.  Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action.  In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act (“RICO”); aiding and abetting breach of fiduciary duty and for unjust enrichment.  On November 20, 2009, Bankers Life filed a motion to dismiss the plaintiff’s RICO claims.  Plaintiffs filed their motion for class certification on July 16, 2010.  The Company’s motion in opposition is due to be filed by September 8, 2010.  A hearing date on the motion for class certification has not been set.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 18, 2008, a complaint was filed in the Hennepin County District Court, Minnesota, by the State of Minnesota (the “State”), styled, as amended, State of Minnesota, by its Pollution Control Agency and its Attorney General Lori Swanson vs. Associated Medical Assurance Limited, Associated Health Assurance Limited, Associated Hospital Assurance Limited, Federated Rural Electric Insurance Exchange, Mt. McKinley Insurance Company, Munich Reinsurance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

America Incorporated, North Star Reinsurance Corporation, Northwestern National Insurance Company of Milwaukee, Wisconsin, Stonebridge Life Insurance Company, and United Insurance Company, cause no. 27-cv-08-1912,  seeking to recover environmental response costs and other damages in connection with the remediation of three closed landfills.  As a result of the 1967 sale of Beneficial Fire & Casualty Company (“BF&C”) by a predecessor of Conseco Insurance Company (“CIC”), CIC is obligated to defend and indemnify one of the parties, Stonebridge Life Insurance Company (“Stonebridge”), for this action under a pre-sale BF&C insurance policy.  On July 26, 2010, the court denied Stonebridge’s motion for summary judgment and granted the State’s motion for partial summary judgment on the issue of liability at one of the three landfills.  The court also granted the State’s motion for partial summary judgment as to the non-applicability of aggregate limits to its claims for coverage under the policy in issue. No decision on damages at any of the landfills has been ruled on.  We believe the action and the court’s ruling are without merit and intend to defend the case vigorously, including, if appropriate, on appeal.  The ultimate outcome of the action cannot be predicted with certainty.

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

Director and Officer Loan Program Litigation

The Company and Conseco Services, LLC have settled all litigation related to the 1996-1999 director and officer loan programs.  As part of our Predecessor’s plan of reorganization, we are required to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor’s trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities.  At June 30, 2010, we estimated that approximately $3.1 million, net of collection costs, of the remaining amounts due under the loan program will be collected (amounts that remain to be collected from borrowers with whom we have settled).  As of June 30, 2010, we had paid $19.3 million to the former holders of trust preferred securities and we have established a liability of $2.7 million, representing our estimate of the amount which will be paid to the former holders of our Predecessor’s trust preferred securities pursuant to the settlement.

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

The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life, as well as the sales and marketing practices of Bankers Life.  This examination commenced in July 2007 and on May 7, 2008, Conseco, Inc. announced a settlement among the state insurance regulators and Senior Health and Bankers Life.  This examination covered the years 2005, 2006 and 2007.  More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable in the event the process improvements and benchmarks, on the part of either Senior Health and/or Bankers Life, are not met over an 18 month period for Bankers Life or a two-and-a-half year period for Senior Health, which time started with the settlement.  The process improvement plan is being monitored by the lead states and pursuant to the settlement agreement, the lead states are conducting a re-examination of Bankers Life to confirm compliance with the process improvements and benchmarks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In late October 2008, Conseco Life mailed notice to approximately 12,000 holders of its “Lifetrend” life insurance products to inform them of:  (i) changes to certain “non-guaranteed elements” (“NGEs”) of their policies; and (ii) the fact that certain policyholders who were not paying premiums may have failed to receive a notice that their policy was underfunded and that additional premiums were required in order for the policyholders to maintain their guaranteed cash values.  In December 2008, Conseco Life mailed notice to approximately 16,000 holders of its CIUL3+ universal life policies to inform them of an increase in certain NGEs with respect to their policies.  Prior to or around the time that the notices were sent, Conseco Life had informed the insurance regulators in a number of states, including among others Indiana, Iowa and Florida, of these matters and the planned communication with the impacted policyholders.  Several states initiated regulatory actions and inquiries after the notices were sent by Conseco Life, and Conseco Life agreed to take no further actions with respect to those policies during the pendency of a market conduct examination.

    After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life reached a settlement in principle with the regulators regarding issues involving these policies. During this regulatory review process, Conseco Life had been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco Life had also resumed the administration of its Lifetrend policies with administrative changes in place but did not implement the NGE changes pending execution of the final settlement agreement with the regulators.  On June 30, 2010, we announced that Conseco Life had finalized a regulatory settlement agreement that requires the establishment of a $10 million fund for certain owners of its Lifetrend life insurance products and the payment of a $1 million assessment to participating jurisdictions.  A total of 45 jurisdictions, representing almost 98 percent of the Lifetrend policyholders, have signed the settlement agreement.  Conseco Life has started the process of notifying consumers of the settlement and the increase in their non-guaranteed elements.  As previously disclosed, we accrued for the financial impact of the settlement in our consolidated financial statements for year-end 2009.

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$67.0	$52.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	214.0	241.2
Income taxes	34.0	34.0
Insurance liabilities	197.5	128.6
Accrual and amortization of investment income	29.8	(23.8)
Deferral of policy acquisition costs	(210.3)	(205.0)
Net realized investment losses	21.6	23.2
Loss on extinguishment or modification of debt	2.7	9.5
Other	(10.3)	9.4

Net cash provided by operating activities	$346.0	$269.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2010	2009

Stock option and restricted stock plans	$6.0	$4.2
Change in securities lending collateral	103.7	141.5
Change in securities lending payable	(103.7)	(141.5)

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

Fall Creek CLO Ltd. (“Fall Creek”) and Eagle Creek CLO Ltd. (“Eagle Creek”) are collateralized loan trusts that were established to issue securities and use the proceeds to principally invest in corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of Fall Creek and Eagle Creek are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  Repayment of the remaining principal balance of the borrowings of Fall Creek and Eagle Creek are based on available cash flows from the assets and such borrowings mature in 2017 and 2018, respectively.  The Company has no further commitments to Fall Creek or Eagle Creek.

Certain of our subsidiaries are noteholders of the VIEs and, as a result, could absorb part of the losses of the VIEs.  Another subsidiary of the Company is the investment manager for both Fall Creek and Eagle Creek.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following table provides supplemental information about the assets and liabilities of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2010

	Fall Creek		Net effect on
	and		consolidated
	Eagle Creek	Eliminations	balance sheet

Assets:
Investments held by variable interest entities	$478.4	$-	$478.4
Notes receivable of VIEs held by insurance subsidiaries	-	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	13.5	-	13.5
Accrued investment income	1.7	(3.9)	(2.2)
Income tax assets, net	25.0	(6.5)	18.5
Other assets	20.0	-	20.0

Total assets	$538.6	$(107.2)	$431.4

Liabilities:
Other liabilities	$19.6	$(3.7)	$15.9
Borrowings related to variable interest entities	449.7	-	449.7
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	-

Total liabilities	$584.9	$(119.3)	$465.6

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

In addition, the Company, in the normal course of business, makes passive investments in structured securities issued by VIEs for which the Company is not the investment manager.  These structured securities include asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities and collateralized mortgage obligations.  Our maximum exposure to loss on these securities is limited to our cost basis in the investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

of our investment in comparison to the total principal amount of the individual structured securities and the level of credit subordination which reduces our obligation to absorb gains or losses.

At June 30, 2010, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $24.2 million (classified as other invested assets).  At June 30, 2010, we had unfunded commitments to these partnerships of $14.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

The investment portfolio held by the VIEs is primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At June 30, 2010, such securities had an amortized cost of $497.3 million; gross unrealized gains of $2.9 million; gross unrealized losses of $21.8 million; and an estimated fair value of $478.4 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$5.7	$5.8
Due after one year through five years	420.1	401.6
Due after five years through ten years	71.5	71.0

Total	$497.3	$478.4

During the first six months of 2010, we recognized net realized investment losses on the VIE investments of $2.7 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first six months of 2009, we recognized net realized investment losses on the VIE investments of $10.8 million, which were comprised of $.6 million of net losses from the sales of fixed maturities, and $10.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2010, investments held by the VIEs that were in default had both an aggregate amortized cost and carrying value of $6.0 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the six months ended June 30, 2010, $28.9 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $3.6 million.  The following summarizes the investments sold at a loss during the first six months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Greater than or equal to 6 and less than 12 months prior to sale	2	$.3	$.1
Greater than 12 months prior to sale	4	2.0	1.2

	6	$2.3	$1.3

At June 30, 2010, the VIEs held:  (i) investments with a fair value of $40.9 million and gross unrealized losses of $.8 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $329.9 million and gross unrealized losses of $21.0 million that had been in an unrealized loss position for greater than twelve months.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 9 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Privately placed securities comprise approximately 74 percent of our actively managed fixed maturities classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $.2 million during the first six months of 2010.

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

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at June 30, 2010 is as follows (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Actively managed fixed maturities:
Corporate securities	$-	$12,917.6		$2,453.6		$15,371.2
United States Treasury securities and obligations of United States government corporations and agencies	19.5	140.3		2.1		161.9
States and political subdivisions	-	1,279.5		10.0		1,289.5
Asset-backed securities	-	.9		6.1		7.0
Collateralized debt obligations	-	287.5		136.8		424.3
Commercial mortgage-backed securities	-	6.1		10.5		16.6
Mortgage pass-through securities	32.3	1,158.6		3.9		1,194.8
Collateralized mortgage obligations	-	1,446.3		24.1		1,470.4
Total actively managed fixed maturities	51.8	17,236.8		2,647.1		19,935.7
Equity securities	-	-		31.0		31.0

Trading securities:
Corporate securities	8.6	49.1		4.1		61.8
United States Treasury securities and obligations of United States government corporations and agencies	-	283.2		-		283.2
States and political subdivisions	-	7.9		-		7.9
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	5.0		-		5.0
Mortgage pass-through securities	.4	-		-		.4
Collateralized mortgage obligations	-	1.8		-		1.8
Total trading securities	9.0	347.6		4.1		360.7
Investments held by variable interest entities	-	471.2		7.2		478.4
Securities lending collateral:
Corporate securities	-	21.0		-		21.0
Asset-backed securities	-	14.7		4.9		19.6
Total securities lending collateral	-	35.7		4.9		40.6

Other invested assets	-	121.3	(a)	-		121.3
Assets held in separate accounts	-	15.6		-		15.6

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		500.5	(b)	500.5
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes $500.2 million of embedded derivatives associated with our equity-indexed annuity products and $.3 million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2009 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Actively managed fixed maturities:
Corporate securities	$-	$12,044.3		$2,247.1		$14,291.4
United States Treasury securities and obligations of United States government corporations and agencies	19.4	248.0		2.2		269.6
States and political subdivisions	-	842.9		10.7		853.6
Debt securities issued by foreign governments	-	5.1		-		5.1
Asset-backed securities	-	176.3		15.8		192.1
Collateralized debt obligations	-	-		92.8		92.8
Commercial mortgage-backed securities	-	752.3		13.7		766.0
Mortgage pass-through securities	37.1	1.3		4.2		42.6
Collateralized mortgage obligations	-	2,003.8		11.4		2,015.2
Total actively managed fixed maturities	56.5	16,074.0		2,397.9		18,528.4

Equity securities	.1	-		30.9		31.0

Trading securities:
Corporate securities	3.8	49.4		3.7		56.9
United States Treasury securities and obligations of United States government corporations and agencies	-	220.3		-		220.3
States and political subdivisions	-	4.4		-		4.4
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	4.9		-		4.9
Mortgage pass-through securities	.5	-		-		.5
Collateralized mortgage obligations	-	5.7		-		5.7
Total trading securities	4.3	285.3		3.7		293.3

Securities lending collateral:
Corporate securities	-	81.0		13.7		94.7
Asset-backed securities	-	16.2		22.9		39.1
Total securities lending collateral	-	97.2		36.6		133.8

Other invested assets	-	192.6	(a)	2.4	(b)	195.0
Assets held in separate accounts	-	17.3		-		17.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		496.0	(c)	496.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and six months ended June 30, 2010 (dollars in millions):

	June 30, 2010
	Beginning balance as of March 31, 2010	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of June 30, 2010	Amount of total gains (losses) for the three months ended June 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$2,248.6	$83.6	$.8	$102.8	$33.4	$(15.6)	$2,453.6	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.2	(.1)	-	-	-	-	2.1	-
States and political subdivisions	8.9	-	-	1.1	-	-	10.0	-
Asset-backed securities	6.3	(.4)	-	.2	-	-	6.1	-
Collateralized debt obligations	128.9	11.2	(.8)	(2.5)	-	-	136.8	-
Commercial mortgage-backed securities	-	-	-	-	10.5	-	10.5	-
Mortgage pass-through securities	3.9	(.1)	-	.1	-	-	3.9	-
Collateralized mortgage obligations	9.9	23.8	-	-	-	(9.6)	24.1	-
Total actively managed fixed maturities	2,408.7	118.0	-	101.7	43.9	(25.2)	2,647.1	-
Equity securities	31.0	-	-	-	-	-	31.0	-
Trading securities:
Corporate securities	4.0	-	-	(.4)	.5	-	4.1	(.4)
Investments held by variable interest entities:
Corporate securities	7.1	-	-	.1	-	-	7.2	-
Securities lending collateral:
Asset-backed securities	21.4	(15.6)	(.2)	.3	-	(1.0)	4.9	(.2)
Other invested assets	-	-	-	-	-	-	-	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(497.2)	29.4	(32.7)	-	-	-	(500.5)	(32.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers Into Level 3	Transfers out of Level 3 (b)	Ending balance as of June 30, 2010	Amount of total gains (losses) for the six months ended June 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$2,247.1	$(5.9)	$76.6	$.8	$119.0	$47.0	$(31.0)	$2,453.6	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.2	-	(.1)	-	-	-	-	2.1	-
States and political subdivisions	10.7	-	-	-	1.1	-	(1.8)	10.0	-
Asset-backed securities	15.8	-	(11.5)	(11.3)	13.1	-	-	6.1	-
Collateralized debt obligations	92.8	(5.7)	50.1	(.2)	(.2)	-	-	136.8	-
Commercial mortgage-backed securities	13.7	-	(.7)	-	2.0	1.3	(5.8)	10.5	-
Mortgage pass-through securities	4.2	-	(.3)	-	-	-	-	3.9	-
Collateralized mortgage obligations	11.4	-	23.8	-	-	-	(11.1)	24.1	-
Total actively managed fixed maturities	2,397.9	(11.6)	137.9	(10.7)	135.0	48.3	(49.7)	2,647.1	-
Equity securities	30.9	-	.1	-	-	-	-	31.0	-
Trading securities:
Corporate securities	3.7	-	-	-	-	.4	-	4.1	-
Investments held by variable interest entities:
Corporate securities	-	6.9	-	-	.3	-	-	7.2	-
Securities lending collateral:
Corporate securities	13.7	-	(13.7)	-	-	-	-	-	-
Asset-backed securities	22.9	-	(15.5)	(.2)	(.3)	-	(2.0)	4.9	(.2)
Total securities lending collateral	36.6	-	(29.2)	(.2)	(.3)	-	(2.0)	4.9	(.2)
Other invested assets	2.4	(2.4)	-	-	-	-	-	-	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	-	35.0	(39.5)	-	-	-	(500.5)	(39.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

________
(a)
Amounts represent adjustments to investments related to a variable interest entity that was required to be consolidated effective January 1, 2010, as well as the reclassification of investments of a variable interest entity which was consolidated at December 31, 2009.

(b)	Transfers out of Level 3 are reported as having occurred at the beginning of the period.

The following tables presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and six months ended June 30, 2009 (dollars in millions):

	June 30, 2009
	Beginning balance as of March 31, 2009	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3	Ending balance as of June 30, 2009	Amount of total gains (losses) for the three months ended June 30, 2009 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$1,802.5	$61.0	$(1.0)	$11.2	$-	$(21.2)	$1,852.5	$(1.0)
United States Treasury securities and obligations of United States government corporations and agencies	2.4	-	-	(.1)	-	-	2.3	-
States and political subdivisions	9.0	(.1)	-	-	-	-	8.9	-
Asset-backed securities	23.6	(.7)	-	.3	-	-	23.2	-
Collateralized debt obligations	102.1	(2.0)	-	4.8	-	-	104.9	-
Commercial mortgage-backed securities	7.2	-	-	-	-	(7.2)	-	-
Mortgage pass-through securities	4.6	(.2)	-	-	-	-	4.4	-
Collateralized mortgage obligations	.3	-	-	-	-	-	.3	-
Total actively managed fixed maturities	1,951.7	58.0	(1.0)	16.2	-	(28.4)	1,996.5	(1.0)
Equity securities	32.5	-	-	(.9)	-	(1.2)	30.4	-
Trading securities:
Corporate securities	2.7	-	-	.4	-	(.4)	2.7	.4
Securities lending collateral:
Corporate securities	9.9	-	-	-	13.6	-	23.5	-
Equity securities	.1	(.1)	-	-	-	-	-	-
Asset-backed securities	25.5	-	(.6)	.2	1.0	(7.6)	18.5	(.7)
Total securities lending collateral	35.5	(.1)	(.6)	.2	14.6	(7.6)	42.0	(.7)
Other invested assets	2.8	-	-	(1.9)	.-	-	.9	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(404.0)	(16.0)	13.4	-	-	-	(406.6)	13.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2009
	Beginning balance as of December 31, 2008	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3	Ending balance as of June 30, 2009	Amount of total gains (losses) for the six months ended June 30, 2009 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Actively managed fixed maturities:
Corporate securities	$1,715.6	$86.3	$(4.0)	$54.8	$5.9	$(6.1)	$1,852.5	$(4.0)
United States Treasury securities and obligations of United States government corporations and agencies	2.6	-	-	(.3)	-	-	2.3	-
States and political subdivisions	10.5	(.3)	-	(1.3)	-	-	8.9	-
Asset-backed securities	27.5	(1.6)	-	-	-	(2.7)	23.2	-
Collateralized debt obligations	96.7	(2.2)	(2.7)	13.1	-	-	104.9	(2.7)
Commercial mortgage-backed securities	9.6	(3.7)	(.6)	1.7	-	(7.0)	-	-
Mortgage pass-through securities	4.9	(.5)	-	-	-	-	4.4	-
Collateralized mortgage obligations	8.7	(.1)	-	(.1)	-	(8.2)	.3	-
Total actively managed fixed maturities	1,876.1	77.9	(7.3)	67.9	5.9	(24.0)	1,996.5	(6.7)
Equity securities	32.4	(.3)	-	(1.7)	-	-	30.4	-
Trading securities:
Corporate securities	2.7	-	-	-	-	-	2.7	-
Securities lending collateral:
Corporate securities	34.9	(7.0)	-	.1	-	(4.4)	23.6	-
Equity securities	.1	(.1)	(.2)	.2	-	-	-	(.2)
Asset-backed securities	13.1	-	(.7)	(.2)	6.2	-	18.4	(.7)
Total securities lending collateral	48.1	(7.1)	(.9)	.1	6.2	(4.4)	42.0	(.9)
Other invested assets	2.3	-	(3.4)	2.0	-	-	.9	(3.4)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(437.2)	19.1	11.5	-	-	-	(406.6)	11.5

At June 30, 2010, 86 percent of our Level 3 actively managed fixed maturities were investment grade and 93 percent of our Level 3 actively managed fixed maturities consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income (loss) within shareholders’ equity based on the appropriate accounting treatment for the instrument.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first six months of 2010 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no transfers between Level 1 and Level 2 in the first six months of 2010.

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

Other invested assets.  We use quoted market prices, where available.  When quotes are not available, we estimate the fair value based on discounted future expected cash flows or independent transactions which establish a value for our investment.  Investments in limited partnerships are accounted for under the equity method which approximates estimated fair value.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009, were as follows (dollars in millions):

	June 30, 2010		December 31, 2009
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Financial assets:
Actively managed fixed maturities	$19,935.7	$19,935.7	$18,528.4	$18,528.4
Equity securities	31.0	31.0	31.0	31.0
Mortgage loans	1,948.1	1,923.1	1,965.5	1,756.8
Policy loans	292.9	292.9	295.2	295.2
Trading securities	360.7	360.7	293.3	293.3
Investments held by securitization entities	478.4	478.4	-	-
Securities lending collateral	77.6	77.6	180.0	180.0
Other invested assets	167.2	167.2	236.8	236.8
Cash and cash equivalents	337.2	337.2	526.8	526.8

Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	13,177.8	13,177.8	$13,219.2	$13,219.2
Investment borrowings	454.2	510.6	683.9	677.6
Borrowings related to securitization entities	449.7	400.1	-	-
Notes payable – direct corporate obligations	1,029.4	1,061.3	1,037.4	1,041.7
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at June 30, 2010 and December 31, 2009.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2010, and the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO’s products and trends in CNO’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” section of our 2009 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

•
our ability to achieve eventual upgrades of the financial strength ratings of CNO and our insurance company subsidiaries as well as the impact of rating downgrades on our business and our ability to access capital;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

•
Conseco Insurance Group, which markets and distributes specified disease insurance, accident, disability, life insurance and annuities to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Conseco Insurance Group are underwritten by Conseco Insurance Company, Conseco Health Insurance Company (“Conseco Health”) and Washington National.  This segment also includes blocks of long-term care and other insurance business, in these companies and in Conseco Life, which we no longer market.  Later in 2010, the Company expects to disaggregate the Conseco Insurance Group segment into two segments which will be referred to as Washington National and Other CNO Business.  The Washington National segment will be comprised of the active blocks of business of the Conseco Insurance Group segment while the Other CNO Business segment will be comprised primarily of the closed blocks of business currently included in the Conseco Insurance Group segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2010 and 2009 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings before net realized investment gains (losses), corporate interest expense, loss on extinguishment or modification of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):
Bankers Life	$64.0	$63.3	$117.2	$108.0
Colonial Penn	7.6	11.0	12.9	16.1
Conseco Insurance Group	29.9	21.2	55.6	52.4
Corporate Operations, excluding corporate interest expense	(11.8)	(8.8)	(16.8)	(17.5)
EBIT	89.7	86.7	168.9	159.0
Corporate interest expense	(19.8)	(23.9)	(39.3)	(37.6)
Income before loss on extinguishment or modification of debt, net realized investment losses and taxes	69.9	62.8	129.6	121.4
Tax expense on operating income	25.0	22.0	46.5	43.1

Net operating income	44.9	40.8	83.1	78.3

Loss on extinguishment or modification of debt, net of income taxes	(.6)	-	(1.8)	(6.1)
Net realized investment losses (net of related amortization and taxes and the establishment of a valuation allowance for deferred tax assets related to such losses)	(11.2)	(13.2)	(14.3)	(20.1)

Net income applicable to common stock	$33.1	$27.6	$67.0	$52.1
Per diluted share:
Net operating income	$.16	$.22	$.30	$.42
Loss on extinguishment or modification of debt, net of income taxes	-	-	-	(.03)
Net realized investment losses, net of related amortization and taxes	(.04)	(.07)	(.05)	(.11)

Net income	$.12	$.15	$.25	$.28
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in our 2009 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) (a):
Bankers Life	$64.0	$63.3	$117.2	$108.0
Colonial Penn	7.6	11.0	12.9	16.1
Conseco Insurance Group	29.9	21.2	55.6	52.4
Corporate operations	(32.5)	(32.7)	(58.8)	(64.6)

	69.0	62.8	126.9	111.9

Net realized investment gains (losses), net of related amortization:
Bankers Life	(9.8)	(13.3)	(13.3)	(15.7)
Colonial Penn	-	1.1	.5	1.2
Conseco Insurance Group	(6.0)	(3.2)	(6.5)	-
Corporate operations	(1.4)	2.2	(2.7)	(5.6)

	(17.2)	(13.2)	(22.0)	(20.1)

Income (loss) before income taxes:
Bankers Life	54.2	50.0	103.9	92.3
Colonial Penn	7.6	12.1	13.4	17.3
Conseco Insurance Group	23.9	18.0	49.1	52.4
Corporate operations	(33.9)	(30.5)	(61.5)	(70.2)

Income before income taxes	$51.8	$49.6	$104.9	$91.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer supplemental health insurance, annuity, individual life insurance and other insurance products.  We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Colonial Penn segment, which utilizes direct response marketing and through our Conseco Insurance Group segment, which utilizes professional independent producers.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Premium collections:
Annuities	$281.1	$275.4	$505.3	$577.5
Supplemental health	332.4	422.0	679.5	845.8
Life	52.1	55.3	98.6	104.2

Total collections	$665.6	$752.7	$1,283.4	$1,527.5

Average liabilities for insurance products:
Annuities:
Mortality based	$250.7	$250.7	$251.2	$251.8
Equity-indexed	1,769.7	1,464.4	1,727.4	1,445.4
Deposit based	4,905.5	4,754.7	4,905.4	4,716.4
Health	4,337.4	4,090.0	4,306.6	4,070.2
Life:
Interest sensitive	412.2	399.4	410.0	398.5
Non-interest sensitive	346.9	415.0	339.2	405.8

Total average liabilities for insurance products, net of reinsurance ceded	$12,022.4	$11,374.2	$11,939.8	$11,288.1

Revenues:
Insurance policy income	$400.7	$497.6	$796.9	$989.1
Net investment income:
General account invested assets	177.0	160.2	349.2	315.6
Equity-indexed products	(15.3)	(2.5)	(3.2)	(16.0)
Other special-purpose portfolios	(1.2)	5.9	.4	6.2
Fee revenue and other income	2.7	1.6	5.0	3.0

Total revenues	563.9	662.8	1,148.3	1,297.9

Expenses:
Insurance policy benefits	344.2	422.9	694.8	852.5
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	44.1	48.2	87.9	94.1
Equity-indexed products	(5.6)	16.0	16.5	7.7
Amortization related to operations	70.6	63.1	137.6	138.7
Other operating costs and expenses	46.6	49.3	94.3	96.9

Total benefits and expenses	499.9	599.5	1,031.1	1,189.9

Income before net realized investment losses, net of related amortization, and income taxes	64.0	63.3	117.2	108.0

Net realized investment losses	(10.3)	(14.9)	(13.3)	(16.8)
Amortization related to net realized investment losses	.5	1.6	-	1.1

Net realized investment losses, net of related amortization	(9.8)	(13.3)	(13.3)	(15.7)

Income before income taxes	$54.2	$50.0	$103.9	$92.3

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$302.9	$382.6	$614.7	$772.7
Benefit ratio (a)	88.4%	87.7%	89.3%	88.3%

Medicare supplement:
Insurance policy benefits	$126.2	$113.6	$256.4	$229.6
Benefit ratio (a)	70.7%	68.6%	71.8%	69.4%

PDP:
Insurance policy benefits	$17.7	$20.9	$33.7	$44.5
Benefit ratio (a)	89.8%	97.1%	89.3%	96.3%

PFFS:
Insurance policy benefits	$(4.3)	$91.3	$(9.4)	$183.4
Benefit ratio (a)	N/A	93.7%	N/A	93.9%

Long-term care:
Insurance policy benefits	$163.3	$156.8	$334.0	$315.2
Benefit ratio (a)	113.0%	103.2%	113.7%	104.1%
Interest-adjusted benefit ratio (b)	71.9%	66.4%	73.6%	67.5%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $59.3 million and $55.8 million in the three months ended June 30, 2010 and 2009, respectively, and $117.8 million and $110.8 million in the six months ended June 30, 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $665.6 million in the second quarter of 2010, down 12 percent from 2009, and were $1,283.4 million in the first six months of 2010, down 16 percent from 2009.  Premium collections include $(.3) million and $95.2 million in the second quarters of 2010 and 2009, respectively, and $1.3 million and $194.8 million in the first six months of 2010 and 2009, respectively, of premiums collected pursuant to the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $12.0 billion in the second quarter of 2010, up 5.7 percent from 2009, and were $11.9 billion in the first six months of 2010, up 5.8 percent from 2009.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  Insurance policy income includes $97.5 million and $195.3 million in the three and six months ended June 30, 2009, respectively, of premium income from the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $177.0 million in the second quarter of 2010, up 10 percent from 2009, and was $349.2 million in the first six months of 2010, up 11 percent from 2009.  The average balance of general account invested assets was $12.0 billion and $11.3 billion in the second quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.88 percent and 5.68 percent in the second quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $12.0 billion and $11.2 billion in the first six months of 2010 and 2009, respectively.  The average yield on these assets was 5.84 percent and 5.63 percent in the first six months of 2010 and 2009, respectively.  The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.  The increase in average yield reflects our investment in higher yielding securities as a higher amount of short-term investments were held in the first six months of 2009.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to equity-indexed products were $(31.2) million and $7.0 million in the second quarters of 2010 and 2009, respectively, and were $(19.9) million and $(3.9) million in the first six months of 2010 and 2009, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $15.9 million and $(9.5) million in the second quarters of 2010 and 2009, respectively, and was $16.7 million and $(12.1) million in the first six months of 2010 and 2009, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $(1.2) million and $3.0 million in the second quarters of 2010 and 2009, respectively, and $.4 million and $3.3 million in the first six months of 2010 and 2009, respectively.  We also recognized a death benefit of $2.9 million in the second quarter of 2009.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $3.7 million and $1.3 million in the first six months of 2010 and 2009, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 72.8 percent and 69.8 percent in the first six months of 2010 and 2009, respectively.  The increase in the benefit ratios reflects unfavorable claims experience.

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $2.0 million and $.6 million in the second quarters of 2010 and 2009, respectively, and were $4.0 million and $1.7 million in the first six months of 2010 and 2009, respectively.  In the first six months of 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(9.4) million.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 113.0 percent and 103.2 percent in the second quarters of 2010 and 2009, respectively, and 113.7 percent and 104.1 percent in the first six months of 2010 and 2009, respectively.  The interest-adjusted benefit ratio on this business was 71.9 percent and 66.4 percent in the second quarters of 2010 and 2009, respectively, and 73.6 percent and 67.5 percent in the first six months for 2010 and 2009, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $14.8 million and $(1.5) million in the first six months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 118.7 percent and 103.6 percent in the first six months of 2010 and 2009, respectively.  The benefit ratio for the first six months of 2009 reflected a reduction in liabilities for insurance products of approximately $22.0 million ($11.8 million in the second quarter of 2009) due to our estimates of:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase.  The aforementioned reduction in liabilities was partially offset by increased amortization of insurance acquisition costs of $2.9 million ($1.2 million in the second quarter of 2009) resulting from the increase in lapses.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment.  In the fourth quarter of 2009, additional filings were initiated in states that had not granted approval of the full amount of the previous rate increase requests.  Approximately $7.0 million of additional approved rate increases are anticipated through these filings, of which $5.0 million has been approved as of June 30, 2010.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $44.1 million in the second quarter of 2010, down 8.5 percent from 2009, and were $87.9 million in the first six months of 2010, down 6.6 percent from 2009.  The weighted average crediting rate for these products was 3.3 percent and 3.7 percent in the second quarters of 2010 and 2009, respectively, and 3.3 percent and 3.7 percent in the first six months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts added to equity-indexed products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $70.6 million and $63.1 million in the second quarters of 2010 and 2009, respectively, and was $137.6 million and $138.7 million in the first six months of 2010 and 2009, respectively.  We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest.  During the first six months of 2009, amortization expense related to annuities decreased by $3.7 million due to this limitation.

Other operating costs and expenses in our Bankers Life segment were $46.6 million in the second quarter of 2010, down 5.5 percent from 2009, and were $94.3 million in the first six months of 2010, down 2.7 percent from 2009.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Expenses related to the marketing and quota-share agreements with Coventry	$2.3	$6.7	$8.1	$14.7
Commission expense	4.0	4.6	8.3	8.6
Other operating expenses	40.3	38.0	77.9	73.6

Total	$46.6	$49.3	$94.3	$96.9

Net realized investment losses fluctuate each period.  During the first six months of 2010, net realized investment losses in this segment included $9.5 million of net gains from the sales of investments (primarily fixed maturities) and $22.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($20.7 million, prior to the $(2.1) million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first six months of 2009, net realized investment losses in this segment included $44.5 million of net gains from the sales of investments (primarily fixed maturities) and $61.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($78.0 million, prior to the $16.7 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.5 million and $1.6 million in the second quarters of 2010 and 2009, respectively, and nil and $1.1 million in the first six months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Premium collections:
Life	$46.7	$45.8	$94.0	$92.8
Supplemental health	1.7	2.1	3.3	4.0

Total collections	$48.4	$47.9	$97.3	$96.8

Average liabilities for insurance products:
Annuities-mortality based	$79.3	$82.1	$79.6	$82.7
Health	17.7	19.2	17.9	19.4
Life:
Interest sensitive	21.6	23.3	21.7	23.7
Non-interest sensitive	578.2	569.1	577.4	568.9

Total average liabilities for insurance products, net of reinsurance ceded	$696.8	$693.7	$696.6	$694.7

Revenues:
Insurance policy income	$49.3	$52.7	$97.5	$99.8
Net investment income:
General account invested assets	9.7	9.8	19.4	19.6
Fee revenue and other income	.1	.2	.3	.4

Total revenues	59.1	62.7	117.2	119.8

Expenses:
Insurance policy benefits	35.2	36.0	71.6	72.1
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.5	.5
Amortization related to operations	8.8	8.0	17.5	16.4
Other operating costs and expenses	7.3	7.5	14.7	14.7

Total benefits and expenses	51.5	51.7	104.3	103.7

Income before net realized investment gains and income taxes	7.6	11.0	12.9	16.1

Net realized investment gains	-	1.1	.5	1.2

Income before income taxes	$7.6	$12.1	$13.4	$17.3

Total premium collections in the 2010 periods were comparable to the same periods in 2009.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) in the 2010 periods was comparable to the same periods in 2009.  The average balance of general account invested assets was $658.7 million and $660.5 million in the second quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.89 percent and 5.93 percent in the second quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $657.8 million and $660.4 million in the first six months of 2010 and 2009, respectively.  The average yield on these assets was 5.89 percent and 5.93 percent in the first six months of 2010 and 2009, respectively.

Insurance policy benefits in the 2010 periods were comparable to the same periods in 2009.

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

Other operating costs and expenses in the 2010 periods were comparable to the same periods in 2009.

Net realized investment gains fluctuate each period.  During the first six months of 2010, net realized investment gains in this segment included $.9 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first six months of 2009, net realized investment gains in this segment included $4.7 million of net gains from the sales of investments (primarily fixed maturities) and $3.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.7 million, prior to the $.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Conseco Insurance Group (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Premium collections:
Annuities	$4.2	$22.3	$9.3	$41.8
Supplemental health	148.1	149.3	297.9	295.5
Life	50.7	62.4	105.3	126.8

Total collections	$203.0	$234.0	$412.5	$464.1

Average liabilities for insurance products:
Annuities:
Mortality based	$210.9	$215.8	$211.5	$216.5
Equity-indexed	728.1	773.6	735.8	805.1
Deposit based	659.6	669.6	639.8	679.2
Separate accounts	16.3	17.7	16.7	17.6
Health	2,965.6	3,003.5	2,988.3	2,997.7
Life:
Interest sensitive	2,593.7	2,860.8	2,600.5	2,883.5
Non-interest sensitive	1,046.4	1,344.9	1,049.0	1,352.6

Total average liabilities for insurance products, net of reinsurance ceded	$8,220.6	$8,885.9	$8,241.6	$8,952.2
Revenues:
Insurance policy income	$217.9	$241.0	$438.1	$485.2
Net investment income:
General account invested assets	134.3	138.5	267.6	281.9
Equity-indexed products	(6.5)	(.4)	(2.6)	(7.4)
Trading account income related to policyholder and reinsurer accounts	(.5)	5.7	1.2	3.4
Change in value of embedded derivatives related to modified coinsurance agreements	(1.0)	(2.7)	(1.9)	(2.5)
Fee revenue and other income	.2	.4	.5	1.1

Total revenues	344.4	382.5	702.9	761.7

Expenses:
Insurance policy benefits	200.9	215.1	403.6	429.2
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than equity-indexed products	31.5	35.8	64.0	71.8
Equity-indexed products	.5	6.9	11.1	6.7
Amortization related to operations	16.7	33.8	43.7	70.6
Interest expense on investment borrowings	5.0	5.2	10.0	10.4
Other operating costs and expenses	59.9	64.5	114.9	120.6

Total benefits and expenses	314.5	361.3	647.3	709.3

Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes	29.9	21.2	55.6	52.4

Net realized investment gains (losses)	(5.0)	(4.7)	(6.1)	(2.0)
Amortization related to net realized investment gains (losses)	(1.0)	1.5	(.4)	2.0
Net realized investment gains (losses), net of related amortization	(6.0)	(3.2)	(6.5)	-

Income before income taxes	$23.9	$18.0	$49.1	$52.4
(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$126.2	$128.9	$250.6	$251.6
Benefit ratio (a)	84.8%	85.5%	84.1%	83.2%

Medicare supplement:
Insurance policy benefits	$26.4	$32.7	$53.8	$64.6
Benefit ratio (a)	65.8%	71.2%	65.8%	69.3%

Specified disease:
Insurance policy benefits	$82.5	$78.9	$163.1	$150.2
Benefit ratio (a)	83.2%	83.3%	82.8%	79.7%
Interest-adjusted benefit ratio (b)	52.0%	49.7%	50.7%	46.0%

Long-term care:
Insurance policy benefits	$16.0	$14.8	$30.4	$32.2
Benefit ratio (a)	212.9%	182.2%	199.9%	196.3%
Interest-adjusted benefit ratio (b)	128.0%	103.1%	112.2%	117.7%

Other:
Insurance policy benefits	$1.3	$2.5	$3.3	$4.6
Benefit ratio (a)	67.3%	120.4%	86.1%	109.5%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from specified disease and long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.The investment income earned on the accumulated assets backing the specified disease reserves was $31.0 million and $31.9 million in the three months ended June 30, 2010 and 2009, respectively, and $63.2 million and $63.6 million in the six months ended June 30,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

2010 and 2009, respectively.  The investment income earned on the accumulated assets backing the long-term care reserves was $6.4 million and $6.5 million in the three months ended June 30, 2010 and 2009, respectively, and $13.3 million and $12.9 million in the six months ended June 30, 2010 and 2009, respectively.

Total premium collections were $203.0 million in the second quarter of 2010, down 13 percent from 2009, and were $412.5 million in the first six months of 2010, down 11 percent from 2009.  The decrease in collected premiums was primarily due to lower sales of equity-indexed annuities and lower life insurance premiums subsequent to the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $8.2 billion in the second quarter of 2010, down 7.5 percent from 2009, and were $8.2 billion in the first six months of 2010, down 7.9 percent from 2009.  The decrease in such liabilities was primarily due to the coinsurance transaction with Wilton Re completed in September 2009 and policyholder redemptions and lapses exceeding new sales.

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

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $134.3 million in the second quarter of 2010, down 3.0 percent from 2009, and was $267.6 million in the first six months of 2010, down 5.1 percent from 2009.  The average balance of general account invested assets was $9.2 billion and $9.7 billion in the second quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.87 percent and 5.69 percent in the second quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $9.2 billion and $9.8 billion in the first six months of 2010 and 2009, respectively.  The average yield on these assets was 5.83 percent and 5.76 percent in the first six months of 2010 and 2009, respectively.  The reduction in average invested assets was primarily due to the coinsurance transaction with Wilton Re completed in September 2009.  The increase in yield in the 2010 periods primarily resulted from bond prepayment income, along with higher book yields on our investment portfolio.  Prepayment income was $2.8 million and $.2 million in the second quarters of 2010 and 2009, respectively, and $5.0 million and $.2 million in the first six months of 2010 and 2009, respectively.

Net investment income related to equity-indexed products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our equity-indexed products.  Our equity-indexed products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to equity-indexed products were $(9.8) million and $2.3 million in the second quarters of 2010 and 2009, respectively, and were $(6.1) million and $(2.5) million in the first six months of 2010 and 2009, respectively.  Net investment income related to equity-indexed products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to equity-indexed products.  Such trading account income (loss) was $3.3 million and $(2.7) million in the second quarters of 2010 and 2009, respectively, and was $3.5 million and $(4.9) million in the first six months of 2010 and 2009, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for equity-indexed products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s equity-indexed annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Insurance margins (insurance policy income less insurance policy benefits) related to life products were $(2.9) million and nil in the second quarters of 2010 and 2009, respectively, and were $(10.4) million and $(4.2) million in the first six months of 2010 and 2009, respectively.  Such fluctuations are primarily due to changes in mortality.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits.  Accordingly, the entire difference between our assumptions and actual experience is generally reflected in earnings in the period such differences occur.  The margin in the first quarter of 2009 also reflected the release of liabilities for insurance products of $2.5 million due to refinements in the calculation of such liabilities for a block of policies.

Insurance policy benefits also fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The benefit ratios on Conseco Insurance Group’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $3.6 million and $4.6 million in the first six months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 70.2 percent and 74.2 percent in the first six months of 2010 and 2009, respectively.  The decrease in the benefit ratios in the 2010 periods is primarily due to favorable claim development.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $13.7 million and $13.3 million in the second quarters of 2010 and 2009, respectively, and were $28.0 million and $28.7 million in the first six months of 2010 and 2009, respectively.

Conseco Insurance Group’s specified disease products generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our specified disease policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $16.6 million and $15.8 million in the second quarters of 2010 and 2009, respectively, and were $34.0 million and $38.3 million in the first six months of 2010 and 2009, respectively.  The fluctuation in margin is primarily related to changes in incurred claims, partially offset by higher insurance policy income in the 2010 periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 212.9 percent and 182.2 percent in the second quarters of 2010 and 2009, respectively, and was 199.9 percent and 196.3 percent in the first six months of 2010 and 2009, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $.3 million and $5.6 million in the first six months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 197.9 percent and 162.1 percent in the first six months of 2010 and 2009, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and changes in policy income.  The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 112.2 percent and 117.7 percent in the first six months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 110.3 percent and 83.5 percent in the first six months of 2010 and 2009, respectively.

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $31.5 million in the second quarter of 2010, down 12 percent from 2009, and were $64.0 million in the first six months of 2010, down 11 percent from 2009.  The decrease was primarily due to a smaller block of annuity and interest-sensitive life business inforce due to lapses exceeding new sales in recent periods and the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  The weighted average crediting rates for these products was 3.9 percent and 4.1 percent in the first six months of 2010 and 2009, respectively.

Amounts added to equity-indexed products generally fluctuate with the corresponding related investment income accounts described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

During the first half of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of equity-indexed annuities.  This block of business experienced higher than anticipated surrenders during the first half of 2009 and we increased our expected surrender assumptions in future periods.  These annuities also have a market value adjustment (“MVA”) feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits reduced our expectations on the profitability of this block to approximately break-even.  We recognized additional amortization of approximately $10.2 million in the first six months of 2009 ($6.5 million in the second quarter of 2009), related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $64 million related to these products at June 30, 2010.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

Interest expense on investment borrowings includes $4.9 million and $5.1 million of interest expense on collateralized borrowings in the second quarters of 2010 and 2009, respectively, and $9.8 million and $10.2 million in the first six months of 2010 and 2009, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $59.9 million in the second quarter of 2010, down 7.1 percent from 2009, and were $114.9 million in the first six months of 2010, down 4.7 percent from 2009.  Other operating costs and expenses include commission expense of $18.6 million and $19.4 million in the second quarters of 2010 and 2009, respectively, and $35.8 million and $37.8 million in the first six months of 2010 and 2009, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2010, net realized investment losses in this segment included $15.9 million of net gains from the sales of investments (primarily fixed maturities) and $22.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($22.6 million, prior to the $.6 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first six months of 2009, net realized investment gains included $51.6 million of net gains from the sales of investments (primarily fixed maturities) and $53.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($69.9 million, prior to the $16.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $1.0 million and $(1.5) million in the second quarters of 2010 and 2009, respectively, and $.4 million and $(2.0) million in the first six months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Corporate operations:
Interest expense on corporate debt	$(19.8)	$(23.9)	$(39.3)	$(37.6)
Net investment income (loss):
General account invested assets	.1	-	.1	.2
Other special-purpose portfolios	(3.2)	(.5)	(3.0)	(.7)
Fee revenue and other income	.4	.8	.9	1.4
Net operating results of variable interest entities	1.1	(.1)	3.5	(.1)
Loss on extinguishment or modification of debt	(.9)	-	(2.7)	(9.5)
Other operating costs and expenses	(10.2)	(9.0)	(18.3)	(18.3)

Loss before net realized investment gains (losses) and income taxes	(32.5)	(32.7)	(58.8)	(64.6)

Net realized investment gains (losses)	(1.4)	2.2	(2.7)	(5.6)

Loss before income taxes	$(33.9)	$(30.5)	$(61.5)	$(70.2)

Interest expense on corporate debt has been impacted by:  (i) an amendment to our Senior Credit Agreement in 2009; (ii) repayments in 2009 pursuant to our Senior Credit Agreement; (iii) completion of a cash tender offer in 2009 for $176.5 million aggregate principal amount of the 3.5% Debentures; (iv) the repurchase of 3.5% debentures; and (v) the issuance of 7.0% Debentures.  Our average corporate debt outstanding was $1,045.1 million and $1,304.0 million during the first six months of 2010 and 2009, respectively.  The average interest rate on our debt was 7.1 percent and 4.8 percent during the first six months of 2010 and 2009, respectively.

Net investment income on other special-purpose portfolios includes the income (loss) on investments (including the change in the estimated fair value of the underlying investments) related to an employee deferred compensation plan held in a rabbi trust.  An offsetting amount is included in other operating costs and expenses as the investment results are allocated to the participants’ account balances.

Fee revenue and other income includes:  (i) revenues we receive for managing investments for other companies; and (ii) fees received for marketing insurance products of other companies.  Fee revenue and other income has decreased primarily as a result of a decrease in investments managed for others.

Net operating results of variable interest entities represents the operating results of VIEs.  The VIEs are consolidated in accordance with GAAP.  These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets.  Refer to the note to the consolidated financial statements entitled “Investments in Variable Interest Entities” for more information on the VIEs.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

Loss on extinguishment or modification of debt in the 2010 periods represents the write-off of unamortized discount and issuance costs associated with the repurchases of 3.5% Debentures as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”  The loss on extinguishment or modification of debt in the first six months of 2009, reflects fees incurred in conjunction with the modification to our Senior Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) often fluctuate each period.  During the first six months of 2010, net realized investment losses recognized by VIEs included $.3 million of net gains from the sales of investments (primarily fixed maturities) and $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first six months of 2009, net realized investment losses included $4.6 million of net gains from the sale of investments (of which $.6 million were losses recognized by a VIE) and $10.2 million of writedowns (all of which were recognized by a VIE) due to other-than-temporary declines in value on certain securities.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A. M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B (Fair)” (except Conseco Life), “BB-” and “Ba1”, respectively.  The current financial strength rating of Conseco Life from A.M. Best is “B-”.  For a description of these ratings and additional information on our ratings, see “Liquidity for Insurance Operations.”

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$146.9	$90.8	$250.9	$163.9

Other fixed (first-year)	133.1	183.9	252.2	411.9
Other fixed (renewal)	1.1	.7	2.2	1.7
Subtotal - other fixed annuities	134.2	184.6	254.4	413.6

Total annuities	281.1	275.4	505.3	577.5

Supplemental health:
Medicare supplement (first-year)	29.4	21.1	56.6	40.8
Medicare supplement (renewal)	139.4	134.1	288.8	270.2
Subtotal - Medicare supplement	168.8	155.2	345.4	311.0
Long-term care (first-year)	5.5	4.7	10.3	8.9
Long-term care (renewal)	141.1	147.2	285.8	288.9
Subtotal - long-term care	146.6	151.9	296.1	297.8
PDP and PFFS (first year)	.7	22.2	2.1	38.4
PDP and PFFS (renewal)	13.4	89.7	30.1	192.7
Subtotal – PDP and PFFS	14.1	111.9	32.2	231.1
Other health (first-year)	.5	.7	1.1	1.3
Other health (renewal)	2.4	2.3	4.7	4.6
Subtotal - other health	2.9	3.0	5.8	5.9

Total supplemental health	332.4	422.0	679.5	845.8

Life insurance:
First-year	24.8	19.4	45.0	36.2
Renewal	27.3	35.9	53.6	68.0

Total life insurance	52.1	55.3	98.6	104.2

Collections on insurance products:
Total first-year premium collections on insurance products	340.9	342.8	618.2	701.4
Total renewal premium collections on insurance products	324.7	409.9	665.2	826.1

Total collections on insurance products	$665.6	$752.7	$1,283.4	$1,527.5

Annuities in this segment include equity-indexed and other fixed annuities sold to the senior market.  Annuity collections in this segment increased 2.1 percent, to $281.1 million, in the second quarter of 2010, and decreased 13 percent, to $505.3 million, in the first six months of 2010, as compared to the same periods in 2009.  The change in mix of premium collections between our equity-indexed products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.  In addition, premium collections from Bankers Life’s fixed annuity products decreased in the 2010 periods as low new money interest rates resulted in a reduction to the bonus on our bonus interest annuity.  A new product, which provides more flexibility in setting the bonus interest rate was launched in early 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 8.8 percent, to $168.8 million, in the second quarter of 2010, and 11 percent, to $345.4 million, in the first six months of 2010, as compared to the same periods in 2009.

Premiums collected on Bankers Life’s long-term care policies decreased 3.5 percent, to $146.6 million, in the second quarter of 2010, and .6 percent, to $296.1 million, in the first six months of 2010, as compared to the same periods in 2009.  The decreases in 2010 were primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on PFFS business were $(.3) million and $95.2 million in the second quarters of 2010 and 2009, respectively, and were $1.3 million and $194.8 million in the first six months of 2010 and 2009, respectively.  The PFFS premiums recognized in 2010 relate to adjustments to prior year contracts.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment decreased 5.8 percent, to $52.1 million, in the second quarter of 2010, and 5.4 percent, to $98.6 million, in the first six months of 2010, as compared to the same periods in 2009.  Collected premiums have been impacted by the reinsurance agreement with Wilton Re completed in the fourth quarter of 2009.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Premiums collected by product:

Life insurance:
First-year	$8.l	$8.4	$16.0	$17.6
Renewal	38.6	37.4	78.0	75.2

Total life insurance	46.7	45.8	94.0	92.8

Supplemental health (all of which are renewal premiums):
Medicare supplement	1.6	1.9	3.1	3.6
Other health	.1	.2	.2	.4

Total supplemental health	1.7	2.1	3.3	4.0

Collections on insurance products:

Total first-year premium collections on insurance products	8.1	8.4	16.0	17.6
Total renewal premium collections on insurance products	40.3	39.5	81.3	79.2

Total collections on insurance products	$48.4	$47.9	$97.3	$96.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Life products in this segment are sold primarily to the senior market.  Life premiums collected in the 2010 periods were comparable to the same periods in 2009.  Graded benefit life products sold through our direct response marketing channel accounted for $45.9 million and $44.3 million of our total collected premiums in the second quarters of 2010 and 2009, respectively, and $92.1 million and $89.0 million in the first six months of 2010 and 2009, respectively.

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

Conseco Insurance Group (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Premiums collected by product:

Annuities:
Equity-indexed (first-year)	$2.0	$20.5	$5.5	$38.2
Equity-indexed (renewal)	1.5	1.4	2.7	2.8
Subtotal - equity-indexed annuities	3.5	21.9	8.2	41.0
Other fixed (first-year)	.5	.1	.7	.2
Other fixed (renewal)	.2	.3	.4	.6
Subtotal - other fixed annuities	.7	.4	1.1	.8

Total annuities	4.2	22.3	9.3	41.8

Supplemental health:
Medicare supplement (first-year)	1.1	1.9	2.3	3.4
Medicare supplement (renewal)	37.6	42.5	77.1	83.8
Subtotal - Medicare supplement	38.7	44.4	79.4	87.2
Specified disease (first-year)	13.1	11.1	25.6	21.3
Specified disease (renewal)	87.1	84.0	174.2	166.8
Subtotal - specified disease	100.2	95.1	199.8	188.1
Long-term care (all of which are renewal)	7.5	8.0	15.2	16.4
Other health (all of which are renewal)	1.7	1.8	3.5	3.8

Total supplemental health	148.1	149.3	297.9	295.5

Life insurance:
First-year	.8	.5	1.6	1.0
Renewal	49.9	61.9	103.7	125.8

Total life insurance	50.7	62.4	105.3	126.8

Collections on insurance products:

Total first-year premium collections on insurance products	17.5	34.1	35.7	64.1
Total renewal premium collections on insurance products	185.5	199.9	376.8	400.0

Total collections on insurance products	$203.0	$234.0	$412.5	$464.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Annuities in this segment include equity-indexed and other fixed annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $4.2 million in the second quarter of 2010, compared to $22.3 million in the same period of 2009, and $9.3 million in the first six months of 2010, compared to $41.8 million in the same period of 2009.

Supplemental health products in the Conseco Insurance Group segment include Medicare supplement, specified disease, long-term care and other insurance products.  Our profits on supplemental health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Conseco Insurance Group segment decreased 13 percent, to $38.7 million, in the second quarter of 2010, and 8.9 percent, to $79.4 million, in the first six months of 2010, as compared to the same periods in 2009.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on specified disease products increased 5.4 percent, to $100.2 million, in the second quarter of 2010, and 6.2 percent, to $199.8 million, in the first six months of 2010, as compared to the same periods in 2009.  Such increases are due to higher new sales and an improvement in persistency.

The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite.  As a result, we expect this segment’s long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

Life products in the Conseco Insurance Group segment include universal life and traditional life products.  Life premiums collected decreased 19 percent, to $50.7 million, in the second quarter of 2010, and 17 percent, to $105.3 million, in the first six months of 2010, compared to the same periods in 2009, reflecting the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2010, and December 31, 2009, was as follows (dollars in millions):

	June 30,	December 31,
	2010	2009
Total capital:
Corporate notes payable	$1,029.4	$1,037.4

Shareholders’ equity:
Common stock	2.5	2.5
Additional paid-in capital	4,418.8	4,408.8
Accumulated other comprehensive income (loss)	318.8	(264.3)
Accumulated deficit	(557.3)	(614.6)

Total shareholders’ equity	4,182.8	3,532.4

Total capital	$5,212.2	$4,569.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2010, and as of and for the year ended December 31, 2009:

	June 30,		December 31,
	2010		2009

Book value per common share	$16.66		$14.09
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	15.39		15.14

Ratio of earnings to fixed charges	1.49	X	1.38	X

Debt to total capital ratios:
Corporate debt to total capital (b)	20%		23%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	21%		21%
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

One of the Company’s subsidiaries (Conseco Life) is a member of the FHLBI.  As a member of the FHLBI, Conseco Life has the ability to borrow on a collateralized basis from FHLBI.  Conseco Life is required to hold a certain minimum amount of FHLBI common stock as a requirement of membership in the FHLBI, and additional amounts based on the amount of collateralized borrowings.  At June 30, 2010, the carrying value of the FHLBI common stock was $22.5 million.  Collateralized borrowings totaled $450.0 million as of June 30, 2010, and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $538.8 million at June 30, 2010, which are maintained in a custodial account for the benefit of the FHLBI.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at June 30, 2010

$54.0	May 2012	Variable rate – 0.484%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – 0.354%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

On May 26, 2010, Moody’s upgraded the financial strength ratings of our primary insurance subsidiaries to “Ba1” from “Ba2”.  Moody’s also revised the outlook for the ratings of our primary insurance subsidiaries to stable from positive.  On October 14, 2009, Moody’s affirmed the financial strength rating of “Ba2” of our primary insurance subsidiaries and revised the outlook to positive from negative.  On March 3, 2009, Moody’s downgraded the financial strength ratings of our primary insurance subsidiaries to “Ba2” from “Ba1” and the outlook remained negative for our primary insurance subsidiaries.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba1” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future.  Moody’s has twenty-one possible ratings.  There are ten ratings above our “Ba1” rating and ten ratings that are below our rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At June 30, 2010, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $130 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and Conseco Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and Conseco Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

A deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, would limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  In the first six months of 2010, we made capital contributions to our insurance subsidiaries totaling $59.4 million, including a $29.4 million capital contribution that was accrued at December 31, 2009, and paid in February 2010.

The following summarizes the legal ownership structure of CNO’s primary subsidiaries at June 30, 2010:

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.2 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  In the first six months of 2010, Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) paid extraordinary dividends of $55.0 million to CDOC.  Each of the direct insurance subsidiaries of CDOC had negative earned surplus at June 30, 2010 as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Conseco Life of Texas	$(1,252.4)	(b)
Washington National	(1,187.7)	(c)
Conseco Health	(5.6)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
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

As described above, any current dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  During the next twelve months, we are expecting our insurance subsidiaries to pay approximately $170.0 million of extraordinary dividends to CDOC (subject to approval by the applicable state insurance department).  Although we believe the dividends we are expecting to pay during the twelve months ending June 30, 2011, are consistent with payments that have been approved by insurance regulators in prior years, there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.  In addition, we are expecting Conseco Life of Texas to pay interest on surplus debentures of $48.7 million in the next twelve months, which will not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but will require prior written notice to the Texas state insurance department).  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and Conseco Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.  Furthermore, CDOC expects to make capital contributions to our insurance subsidiaries of approximately $140.0 million during the twelve months ending June 30, 2011.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) dividends received from subsidiaries (if applicable).  At June 30, 2010, these subsidiaries had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit) (a)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life	$163.7	(b)
Colonial Penn	(234.7)	(c)

Subsidiaries of Washington National:
Conseco Insurance Company	(6.8)	(d)
Conseco Life	(402.2)	(e)
___________
(a)	As calculated pursuant to the state insurance department of each company’s domiciliary state.
(b)	Bankers Life’s ability to pay ordinary dividends is currently limited to its statutory net income in 2009 of $86.7 million.
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

In assessing CNO’s current financial position and operating plans for the future, management made significant judgments and estimates with respect to the potential financial and liquidity effects of CNO’s risks and uncertainties, including but not limited to:

•
the receipt of any required approval for dividend payments and surplus debenture interest payments from our insurance subsidiaries by the director or commissioner of the applicable state insurance departments when required and our ability to make such payments;

•	the potential adverse effects on CNO’s businesses from downgrades by rating agencies;

•	our ability to achieve our operating plan;

•	the potential for future declines in the bond and commercial mortgage loan markets and the potential for further significant recognition of other-than-temporary impairments;

•	the potential need to provide additional capital to our insurance subsidiaries;

•	our ability to continue to achieve compliance with our loan covenants including the financial ratios we are required to maintain;

•	the potential loss of key personnel that could impair our ability to achieve our operating plan;

•	the potential impact of an ownership change or a decrease in our operating earnings on the valuation allowance related to our deferred tax assets; and

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for commercial mortgages based on the use of the mortgage experience adjustment factor in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009 and 2010;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

•
the potential impact on the RBC ratio of our insurance subsidiaries if regulators do not modify the calculation of the required capital for investments in RMBS in a manner that results in a capital requirement that is the same or similar to the requirement calculated pursuant to temporary modifications effective for 2009 and 2010; and

•
the potential impact on certain of CNO’s insurance subsidiaries if regulators do not allow us to continue to recognize certain deferred tax assets pursuant to temporary modifications in statutory prescribed practices effective for 2009 and 2010.

As of June 30, 2010, CNO had significant indebtedness which will require over $117 million in cash to service in the next twelve months.  Achievement of our operating and capital plans is a critical factor in having sufficient income and liquidity to meet our debt service requirements for the next twelve months and other holding company obligations and failure to do so would have material adverse consequences for the Company.  These items are discussed further below.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Note and the 7.0% Debentures) were as follows at June 30, 2010 (dollars in millions):

Remainder of 2010	$25.0
2011	60.0
2012	65.0
2013	602.1
2016	293.0

$1,045.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the projected sources and uses of cash of CDOC and CNO during the twelve months ending June 30, 2011 (dollars in millions):

	From our operations or surplus debenture interest payments	From extraordinary dividends requiring approval	Total
Sources of holding company cash:
Dividends from our insurance subsidiaries:
Conseco Life of Texas	$-	$150.0	$150.0
Washington National	-	20.0	20.0
Surplus debenture interest	48.7	-	48.7
Administrative services and investment management fees	59.4	-	59.4

Total sources of cash expected to be available to service our debt and other obligations	108.1	170.0	278.1

Uses of holding company cash:
Debt service commitments of CNO:
Estimated interest payments	74.8	-	74.8
Scheduled principal payments under the:
Senior Note	25.0	-	25.0
Senior Credit Agreement	17.5	-	17.5
Capital contributions to our insurance subsidiaries	-	140.0	140.0
Corporate expense and other	47.3	-	47.3

Total expected uses of cash	164.6	140.0	304.6

Net expected increase (decrease) in cash	(56.5)	$30.0	(26.5)
Cash balance, beginning of period (a)	129.9		129.9

Projected cash balance, end of period (a)	$73.4		$103.4
_________
(a)	Includes cash balances of our other non-insurance subsidiaries, which are available to CDOC or CNO.

In accordance with our Senior Credit Agreement, the amounts outstanding under the Senior Credit Agreement bear interest, payable at least quarterly, based on either a Eurodollar rate or a base rate.  The Eurodollar rate is equal to LIBOR plus 5 percent with a minimum LIBOR rate of 2.5 percent.  The base rate is equal to 4 percent plus the greater of:  (i) the Federal funds rate plus .50 percent; or (ii) Bank of America’s prime rate.  Under the terms of the Senior Credit Agreement, if the Company’s senior secured long-term debt is rated at least “Ba2” by Moody’s and “BB” by S&P, in each case with a stable outlook, the margins on the Eurodollar rate or the base rate would each be reduced by .25 percent.  At June 30, 2010, the interest rate on our Senior Credit Agreement was 7.5 percent.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Under our Senior Credit Agreement, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders.

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of June 30, 2010; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	June 30,	development from
	Senior Credit Agreement	2010	June 30, 2010 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	318%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $555 million, or an increase to required risk-based capital of approximately $277 million.

Combined statutory capital and surplus	Greater than $1,100 million through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,496 million	Reduction to combined statutory capital and surplus of approximately $396 million.

Debt to total capitalization ratio	Not more than 30%.	21%	Reduction to shareholders’ equity of approximately $1.4 billion or additional debt of $609 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		1.76 to 1	Reduction in cash flows to the holding company of approximately $19 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

In May 2010, we repurchased $52.5 million aggregate principal amount of our 3.5% Debentures in a privately-negotiated transaction.  In connection with the repurchase of the 3.5% Debentures, we completed a third closing of $52.5 million aggregate principal amount of our 7.0% Debentures as part of our previously-announced private offering of 7.0% Debentures.  The purchase price for the $52.5 million of 3.5% Debentures was equal to 100 percent of the aggregate principal amount plus accrued and unpaid interest.

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

The closing market price of our common stock on May 4, 2010 (the last closing price prior to the issuance of the 7.0% Debentures) was $5.81.  Because this amount was higher than the effective conversion price of $5.17 on that date, a beneficial conversion feature existed with respect to the 7.0% Debentures we issued.  The beneficial conversion feature related to the 7% Debentures issued on May 5, 2010 of $4.0 million, net of tax, was recorded as an increase to additional paid-in capital.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2010, the amortized cost, gross unrealized gains and losses and estimated fair value of actively managed fixed maturities and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade (a):
Corporate securities	$13,480.8	$901.0	$(141.0)	$14,240.8
United States Treasury securities and obligations of United States government corporations and agencies	155.0	6.9	-	161.9
States and political subdivisions	1,295.3	32.8	(41.8)	1,286.3
Debt securities issued by foreign governments	.9	.1	-	1.0
Asset-backed securities	244.6	5.4	(8.0)	242.0
Collateralized debt obligations	134.7	1.8	(3.6)	132.9
Commercial mortgage-backed securities	1,158.5	45.1	(39.6)	1,164.0
Mortgage pass-through securities	34.3	1.9	-	36.2
Collateralized mortgage obligations	976.4	36.4	(24.8)	988.0

Total investment grade actively managed fixed maturities	17,480.5	1,031.4	(258.8)	18,253.1

Below-investment grade (a):
Corporate securities	1,179.5	6.3	(55.4)	1,130.4
States and political subdivisions	4.8	-	(1.6)	3.2
Asset-backed securities	57.2	.9	(6.6)	51.5
Collateralized debt obligations	10.1	-	-	10.1
Commercial mortgage-backed securities	13.3	-	(8.3)	5.0
Collateralized mortgage obligations	534.9	3.7	(56.2)	482.4

Total below-investment grade actively managed fixed maturities	1,799.8	10.9	(128.1)	1,682.6

Total actively managed fixed maturities	$19,280.3	$1,042.3	$(386.9)	$19,935.7

Equity securities	$30.7	$.8	$(.5)	$31.0

_______________
(a)
Investment ratings – Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (Moody’s, S&P or Fitch Ratings (“Fitch”)), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody’s or rated “BBB-” or higher by S&P and Fitch.  NAIC designations of “3” through “6” are referred to as below-investment grade (which generally are rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Actively Managed Fixed Maturity Securities

The following table summarizes the carrying values and gross unrealized losses of our actively managed fixed maturity securities by category as of June 30, 2010 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Utilities	$2,056.4	10.3%	$4.3	1.1%
Energy/pipelines	1,788.9	9.0	30.3	7.8
Collateralized mortgage obligations	1,470.4	7.4	81.0	20.9
Healthcare/pharmaceuticals	1,338.6	6.7	2.5	.6
States and political subdivisions	1,289.5	6.5	43.4	11.2
Food/beverage	1,238.8	6.2	2.2	.6
Commercial mortgage-backed securities	1,169.0	5.9	47.9	12.4
Insurance	1,159.7	5.8	34.7	9.0
Banks	969.1	4.8	60.0	15.5
Cable/media	844.1	4.2	10.1	2.6
Real estate/REITs	785.0	3.9	5.9	1.5
Capital goods	671.0	3.4	5.0	1.3
Aerospace/defense	560.8	2.8	.1	-
Transportation	508.2	2.5	.8	.2
Telecom	475.1	2.4	7.3	1.9
Building materials	398.9	2.0	6.2	1.6
Asset-backed securities	293.5	1.5	14.6	3.8
Metals and mining	265.6	1.3	.7	.2
Consumer products	251.8	1.3	.3	.1
Chemicals	235.9	1.2	1.1	.3
Brokerage	235.3	1.2	3.8	1.0
Entertainment/hotels	223.7	1.1	1.1	.3
Paper	198.1	1.0	8.4	2.2
Other	1,508.3	7.6	15.2	3.9

Total actively managed fixed maturities	$19,935.7	100.0%	$386.9	100.0%

Below-Investment Grade Securities

At June 30, 2010, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,799.8 million, or 9.3 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,682.6 million, or 93 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Actively managed fixed maturity securities:
Realized gains on sale	$60.8	$73.8	$111.6	$162.0
Realized losses on sale	(48.9)	(62.8)	(82.4)	(67.1)
Net impairment losses recognized in earnings	(14.8)	(20.9)	(22.8)	(104.4)

Net realized investment gains (losses) from fixed maturities	(2.9)	(9.9)	6.4	(9.5)

Commercial mortgage loans	-	-	.1	-
Other-than-temporary declines in fair value of mortgage loans and other invested assets	(13.1)	(15.7)	(25.4)	(24.2)
Other	(.7)	9.3	(2.7)	10.5

Net realized investment losses	$(16.7)	$(16.3)	$(21.6)	$(23.2)

During the first six months of 2010, we recognized net realized investment losses of $21.6 million, which were comprised of $26.6 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.6 billion and $48.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($47.0 million, prior to the $(1.2) million of impairment losses recognized through accumulated other comprehensive income (loss)).

During the first six months of 2009, we recognized net realized investment losses of $23.2 million, which were comprised of $105.4 million of net gains from the sales of investments (primarily fixed maturities) and $128.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($161.8 million, prior to the $33.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

At June 30, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $4.6 million and a carrying value of $6.1 million.  We also had mortgage loans with an aggregate carrying value of $12.3 million that were in the process of foreclosure at June 30, 2010.

During the first six months of 2010, the $48.2 million of other-than-temporary impairments we recorded in earnings included:  (i) $17.1 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $23.8 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.4 million related to a home office building which is available for sale; and (iv) $5.9 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions.

During the first six months of 2010, the $82.4 million of realized losses on sales of $907 million of actively managed fixed maturity securities included:  (i) $75.0 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $7.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2009, the $128.6 million of other-than-temporary impairments we recorded included:  (i) $57.3 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $19.9 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $13.8 million of losses related to securities issued by a large commercial lender that filed for bankruptcy; and (iv) $37.6 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions.

During the first six months of 2009, the $67.1 million of realized losses on sales of $370 million of actively managed fixed maturity securities included:  (i) $47.4 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $19.7 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include, but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

The following summarizes the investments (including investments held by the VIEs) sold at a loss during the first six months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Less than 6 months prior to sale	2	$18.3	$14.2
Greater than or equal to 6 and less than 12 months prior to sale	2	.3	.1
Greater than 12 months prior to sale	19	129.5	70.2

	23	$148.1	$84.5

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those actively managed fixed maturities with unrealized losses at June 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently permit periodic unscheduled payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$7.8	$7.8
Due after one year through five years	211.6	201.1
Due after five years through ten years	782.3	745.8
Due after ten years	2,559.9	2,367.1

Subtotal	3,561.6	3,321.8

Structured securities	1,291.7	1,144.6

Total	$4,853.3	$4,466.4

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	9	$47.2	$(10.9)	$36.3
Greater than 12 months	11	132.3	(38.9)	93.4

	20	$179.5	$(49.8)	$129.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our actively managed fixed maturity securities by category and ratings category as of June 30, 2010 (dollars in millions):

	Investment grade		Below investment grade		Total gross
				B+ and	unrealized
	AAA/AA/A	BBB	BB	below	losses

Collateralized mortgage obligations	$24.4	$.4	$6.6	$49.6	$81.0
Banks	25.1	24.7	10.2	-	60.0
Commercial mortgage-backed securities	20.8	18.8	4.9	3.4	47.9
States and political subdivisions	18.2	23.6	1.6	-	43.4
Insurance	12.1	19.0	1.3	2.3	34.7
Energy/pipelines	-	29.2	.9	.1	30.2
Asset-backed securities	7.0	1.0	2.1	4.5	14.6
Cable/media	-	3.6	3.7	2.8	10.1
Paper	-	3.3	5.0	.1	8.4
Telecom	.9	2.5	3.9	.1	7.4
Building materials	-	1.0	5.1	.1	6.2
Real estate/REITs	-	2.7	2.8	.4	5.9
Capital goods	1.8	.8	2.3	.1	5.0
Utilities	.3	1.1	-	2.9	4.3
Brokerage	2.7	1.0	-	-	3.7
Collateralized debt obligations	2.0	1.6	-	-	3.6
Healthcare/pharmaceuticals	1.0	.1	1.0	.3	2.4
Food/beverage	-	1.6	.5	.1	2.2
Gaming	-	-	.1	1.3	1.4
Technology	-	.7	.2	.3	1.2
Chemicals	-	.8	.3	.1	1.2
Entertainment/hotels	-	-	1.1	-	1.1
Retail	-	.2	.6	.2	1.0
Transportation	-	.6	.2	-	.8
Metals and mining	-	.7	-	-	.7
Textiles	-	-	-	.4	.4
Consumer products	-	-	-	.3	.3
Autos	-	-	-	.3	.3
Aerospace/defense	-	-	.1	-	.1
Other	.5	3.0	3.1	.8	7.4

Total actively managed fixed maturities	$116.8	$142.0	$57.6	$70.5	$386.9
We held four below-investment grade collateralized mortgage obligations (backed by residential mortgage loans) that had a cost basis of $175.8 million, an estimated fair value of $146.4 million and unrealized losses of $29.4 million at June 30, 2010.  These securities were subject to total other-than-temporary impairment losses of $2.3 million in the first six months of 2010, including $(3.5) million recognized in accumulated other comprehensive income (loss) and $5.8 million recognized in net income.  As of June 30, 2010, all of these securities had been in an unrealized loss position for over one year and were rated from CCC to CC.  These securities are predominantly senior tranches in their respective securitization structures.  Based on our estimates for the performance of the underlying collateral, and our related estimate of future cash flows expected to be collected from each of the securities, discounted at the security’s original effective rate, the recoverable amount is equal to the security’s cost basis at June 30, 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at June 30, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Estimated fair	Unrealized	Estimated fair	Unrealized	Estimated fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$1,138.7	$(43.6)	$1,774.1	$(152.8)	$2,912.8	$(196.4)
United States Treasury securities and obligations of United States government corporations and agencies	1.0	-	-	-	1.0	-
States and political subdivisions	146.0	(3.3)	262.0	(40.1)	408.0	(43.4)
Asset-backed securities	60.7	(1.7)	85.1	(12.9)	145.8	(14.6)
Collateralized debt obligations	76.6	(3.6)	-	-	76.6	(3.6)
Commercial mortgage-backed securities	132.6	(5.3)	147.2	(42.6)	279.8	(47.9)
Mortgage pass-through securities	.1	-	3.8	-	3.9	-
Collateralized mortgage obligations	202.2	(3.0)	436.3	(78.0)	638.5	(81.0)

Total actively managed fixed maturities	$1,757.9	$(60.5)	$2,708.5	$(326.4)	$4,466.4	$(386.9)

Structured Securities

At June 30, 2010, fixed maturity investments included structured securities with an estimated fair value of $3.1 billion (or 16 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2010 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$179.2	$149.4	$147.6
4 percent – 5 percent	153.2	150.6	157.0
5 percent – 6 percent	2,047.6	1,987.4	1,957.5
6 percent – 7 percent	818.9	774.4	754.3
7 percent – 8 percent	76.4	75.6	68.6
8 percent and above	26.6	26.6	27.1

Total structured securities	$3,301.9	$3,164.0	$3,112.1

The amortized cost and estimated fair value of structured securities at June 30, 2010, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$951.2	$953.3	4.8%
Planned amortization classes, target amortization classes and accretion-directed bonds	580.1	538.6	2.7
Commercial mortgage-backed securities	1,171.8	1,169.0	5.9
Asset-backed securities	301.8	293.5	1.5
Collateralized debt obligations	144.8	143.0	.7
Other	14.3	14.7	-

Total structured securities	$3,164.0	$3,112.1	15.6%

Pass-throughs, sequentials and equivalent securities have unique prepayment variability characteristics.  Pass-through securities typically return principal to the holders based on cash payments from the underlying collateral obligations.  Sequential securities return principal to tranche holders in a detailed hierarchy.  Planned amortization classes, targeted amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges.  Changes in prepayment rates are first absorbed by support or companion classes insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

Securities Lending

The Company participates in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to third parties via a lending agent for a short period of time.  We maintain ownership of the loaned securities.  We require collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities is monitored on a daily basis with additional collateral obtained as necessary.  Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults.  As of June 30, 2010 and December 31, 2009, the fair value of the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

loaned securities was $78.9 million and $178.5 million, respectively.  As of June 30, 2010 and December 31, 2009, the Company had received collateral of $82.0 million and $185.7 million, respectively.  Income generated from the program, net of expenses is recorded as net investment income and totaled $.1 million and $.9 million in the first six months of 2010 and 2009, respectively.

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of June 30, 2010 (dollars in millions):

		Estimated fair
Loan-to-value ratio (a)	Carrying value	value

Less than 60%	$714.2	$751.9
60% to 70%	755.0	716.3
70% to 80%	376.3	361.6
80% to 90%	50.7	47.4
Greater than 90%	51.9	45.9

Total	$1,948.1	$1,923.1
__________
(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in Fall Creek and Eagle Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$5.0	$3.5	$10.4	$7.8
Fee revenue and other income	.2	.1	.4	.2

Total revenues	5.2	3.6	10.8	8.0

Expenses:
Interest expense	3.9	3.6	6.9	7.9
Other operating expenses	.2	.1	.4	.2

Total expenses	4.1	3.7	7.3	8.1

Income (loss) before net realized investment losses and income taxes	1.1	(.1)	3.5	(.1)

Net realized investment losses	(1.4)	(3.0)	(2.7)	(10.8)

Income (loss) before income taxes	$(.3)	$(3.1)	$.8	$(10.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2010, net realized investment losses included:  (i) $.3 million of net gains from the sales of investments; and (ii) $3.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.  During the first six months of 2009, net realized investment losses included:  (i) $.6 million of net losses from the sales of investments; and (ii) $10.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2010 (dollars in millions):

				Percent of
		Percent	Gross	gross
		of fixed	unrealized	unrealized
	Carrying value	maturities	losses	losses

Cable/media	$79.1	16.5%	$3.6	16.3%
Healthcare/pharmaceuticals	64.9	13.6	1.9	8.9
Chemicals	28.8	6.0	1.3	6.0
Utilities	27.0	5.7	2.4	11.2
Retail	25.9	5.4	1.0	4.7
Capital goods	23.9	5.0	.8	3.8
Food/beverage	21.7	4.6	.7	3.0
Autos	18.7	3.9	.7	3.2
Gaming	18.5	3.9	2.0	9.0
Entertainment/hotels	17.4	3.6	.6	2.8
Consumer products	17.3	3.6	.7	3.0
Energy/pipelines	16.9	3.5	1.7	7.7
Paper	15.2	3.2	.4	2.0
Aerospace/defense	14.4	3.0	.2	1.1
Technology	9.3	1.9	.5	2.2
Other	79.4	16.6	3.3	15.1

Total	$478.4	100.0%	$21.8	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$.9	$.9
Due after one year through five years	358.2	337.7
Due after five years through ten years	33.5	32.2

Total	$392.6	$370.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments in our portfolio held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	3	$7.7	$(1.7)	$6.0
Greater than 12 months	5	6.5	(2.3)	4.2

	8	$14.2	$(4.0)	$10.2

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in the first six months of 2010 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, CNO’s disclosure controls and procedures were not effective.

As disclosed in our 2009 Annual Report on Form 10-K, we did not maintain effective controls over the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies in our Conseco Insurance Group segment.  These control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, CNO’s management has determined that these control deficiencies constitute a material weakness.  Because of this material weakness, management concluded that CNO did not maintain effective internal controls over financial reporting as of December 31, 2009 based on criteria in the Internal Control – Integrated Framework – issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation efforts.  CNO has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process.  Significant improvements have been made to the actuarial reporting internal control environment.  CNO recognizes that further improvement in its internal control over the actuarial reporting process in our Conseco Insurance Group segment is essential.  The remaining weakness to be addressed by the Company’s remediation efforts relates to the flow of information from the administrative systems to the actuarial valuation processes for certain specified disease policies in our Conseco Insurance Group segment.  Management has developed a control to remediate this material control weakness.  The new control has operated effectively for the last two quarters and is expected to result in remediating the material weakness by the end of 2010.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

given as to the timing of achievement of remediation.  CNO recognizes that further investment is needed to improve the actuarial reporting processes in our Conseco Insurance Group segment and is committed to making the investments for these improvements.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, CNO’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
				(dollars in millions)

April 1 through April 30	-	$-	-	$262.8

May 1 through May 31	5,961	6.07	-	262.8

June 1 through June 30	-	-	-	262.8

Total	5,961	6.07	-	262.8
_________
(a)
The Company purchased 5,961 shares of its common stock in May 2010 in connection with employee benefit compensation plans.  Such purchases are not included against the maximum number of shares that may be purchased as part of our publicly announced share repurchase program.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.25	Amended and Restated Employment Agreement dated as of May 25, 2010 between Conseco Services, LLC and Susan L. Menzel.

10.27	Amendment to Amended and Restated Employment Agreement dated as of May 1, 2010 between Conseco Services, LLC and Christopher J. Nickele.

10.32	Amended and Restated Employment Agreement dated as of May 26, 2010 between CNO Financial Group, Inc. and Edward J. Bonach.

10.36	Amended and Restated Employment Agreement dated as of May 26, 2010 between Conseco Services, LLC and Steven M. Stecher.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CNO Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statement of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           CNO FINANCIAL GROUP, INC.

Dated:  August 6, 2010
By:	/s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)