Form 10-Q
period 2010-09-30
CNO Financial Group, Inc.
filed 2010-11-08
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of common stock outstanding as of October 27, 2010:  251,046,412

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2010 - $19,664.5; December 31, 2009 - $18,998.0)	$21,007.5	$18,528.4
Equity securities at fair value (cost: September 30, 2010 - $40.7; December 31, 2009 - $30.7)	41.1	31.0
Mortgage loans	1,825.6	1,965.5
Policy loans	290.9	295.2
Trading securities	389.7	293.3
Investments held by variable interest entities	454.8	-
Securities lending collateral	-	180.0
Other invested assets	189.5	236.8

Total investments	24,199.1	21,530.2

Cash and cash equivalents - unrestricted	548.8	523.4
Cash and cash equivalents held by variable interest entities	18.3	3.4
Accrued investment income	345.3	309.0
Present value of future profits	1,028.3	1,175.9
Deferred acquisition costs	1,612.7	1,790.9
Reinsurance receivables	3,315.7	3,559.0
Income tax assets, net	536.7	1,124.0
Assets held in separate accounts	16.7	17.3
Other assets	352.0	310.7

Total assets	$31,973.6	$30,343.8

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2010	2009
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,217.6	$13,219.2
Traditional products	10,253.0	10,063.5
Claims payable and other policyholder funds	939.4	994.0
Liabilities related to separate accounts	16.7	17.3
Other liabilities	833.9	610.4
Investment borrowings	653.9	683.9
Borrowings related to variable interest entities	425.0	-
Securities lending payable	-	185.7
Notes payable – direct corporate obligations	1,029.8	1,037.4

Total liabilities	27,369.3	26,811.4

Commitments and Contingencies

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2010 – 251,046,412; December 31, 2009 – 250,786,216)	2.5	2.5
Additional paid-in capital	4,421.6	4,408.8
Accumulated other comprehensive income (loss)	688.1	(264.3)
Accumulated deficit	(507.9)	(614.6)

Total shareholders' equity	4,604.3	3,532.4
Total liabilities and shareholders' equity	$31,973.6	$30,343.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Insurance policy income	$674.5	$772.0	$2,007.0	$2,346.1
Net investment income (loss):
General account assets	326.5	306.3	962.8	923.6
Policyholder and reinsurer accounts and other special-purpose portfolios	43.3	56.5	44.6	47.3
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	28.1	15.4	54.7	120.8
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(22.8)	(162.4)	(69.8)	(324.2)
Change in other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	(1.7)	126.7	(2.9)	159.9
Net impairment losses recognized	(24.5)	(35.7)	(72.7)	(164.3)
Total realized gains (losses)	3.6	(20.3)	(18.0)	(43.5)
Fee revenue and other income	4.6	4.1	11.7	10.2

Total revenues	1,052.5	1,118.6	3,008.1	3,283.7

Benefits and expenses:
Insurance policy benefits	700.0	782.7	2,050.0	2,317.3
Interest expense	28.4	31.9	84.6	87.8
Amortization	118.6	113.3	317.8	335.9
Loss on extinguishment or modification of debt	-	-	2.7	9.5
Other operating costs and expenses	128.2	126.6	370.8	377.3

Total benefits and expenses	975.2	1,054.5	2,825.9	3,127.8

Income before income taxes	77.3	64.1	182.2	155.9

Income tax expense:
Tax expense on period income	27.9	22.0	65.8	54.7
Valuation allowance for deferred tax assets	-	26.7	-	33.7

Net income	$49.4	$15.4	$116.4	$67.5

Earnings per common share:
Basic:
Weighted average shares outstanding	251,045,000	184,886,000	250,942,000	184,820,000

Net income	$.20	$.08	$.46	$.37

Diluted:
Weighted average shares outstanding	306,040,000	185,846,000	300,256,000	185,277,000

Net income	$.17	$.08	$.42	$.36

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total

Balance, December 31, 2008	$4,105.9	$(1,770.7)	$(705.2)	$1,630.0

Comprehensive income, net of tax:
Net income	-	-	67.5	67.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $949.8)	-	1,711.3	-	1,711.3
Noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $41.4)	-	(81.7)	-	(81.7)

Total comprehensive income				1,697.1

Stock option and restricted stock plans	6.6	-	-	6.6
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $2.6)	-	(4.9)	4.9	-

Balance, September 30, 2009	$4,112.5	$(146.0)	$(632.8)	$3,333.7

Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4

Comprehensive income, net of tax:
Net income	-	-	116.4	116.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $497.2)	-	902.1	-	902.1
Noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $31.6)	-	56.5	-	56.5

Total comprehensive income				1,075.0

Cumulative effect of accounting change	-	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	-	-	4.0
Stock option and restricted stock plans	8.8	-	-	8.8

Balance, September 30, 2010	$4,424.1	$688.1	$(507.9)	$4,604.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Insurance policy income	$1,772.9	$2,074.9
Net investment income	980.5	860.7
Fee revenue and other income	11.7	10.2
Insurance policy benefits	(1,510.1)	(1,781.8)
Interest expense	(76.0)	(76.5)
Policy acquisition costs	(315.8)	(309.5)
Other operating costs	(334.4)	(352.5)
Taxes	(4.2)	(6.3)

Net cash provided by operating activities	524.6	419.2

Cash flows from investing activities:
Sales of investments	6,630.9	8,140.1
Maturities and redemptions of investments	640.1	779.5
Purchases of investments	(7,847.1)	(9,613.8)
Net sales (purchases) of trading securities	(52.2)	55.3
Change in cash and cash equivalents held by variable interest entities	(11.1)	(7.2)
Other	(14.6)	(16.8)

Net cash provided (used) by investing activities	(654.0)	(662.9)

Cash flows from financing activities:
Issuance of notes payable, net	110.8	-
Payments on notes payable	(116.5)	(61.6)
Expenses related to debt modification and extinguishment of debt	-	(9.5)
Amounts received for deposit products	1,334.7	1,338.7
Withdrawals from deposit products	(1,287.0)	(1,333.5)
Investment borrowings and borrowings related to variable interest entities	112.8	(52.6)

Net cash provided (used) by financing activities	154.8	(118.5)

Net decrease in cash and cash equivalents	25.4	(362.2)

Cash and cash equivalents, beginning of period	523.4	894.5

Cash and cash equivalents, end of period	$548.8	$532.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.

CNO Financial Group, Inc., a Delaware corporation (“CNO”), (formerly known as Conseco, Inc. prior to its name change in May 2010) is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”).  The terms “CNO Financial Group, Inc.”, the “Company”, “we”, “us”, and “our” as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, certain investments (including derivatives), assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation and guaranty fund assessment accruals.  If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

OUT-OF-PERIOD ADJUSTMENTS

We recorded the net effects of certain out-of-period adjustments which:  (i) increased our net income by $.3 million (or nil cents per diluted share) in the third quarter of 2010; and (ii) decreased our net income by $2.9 million (or one cent per diluted share) in the first nine months of 2010.  We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of these errors in relation to the 2010 periods, as well as the materiality to the periods in which they originated.  The impact of correcting these errors in prior years was not significant to any individual period.  Management believes these errors are immaterial to the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENTS

We classify our fixed maturity securities into one of three categories: (i) “available for sale” (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders’ equity); (ii) “trading” (which we carry at estimated fair value with changes in such value recognized as net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios)); or (iii) “held to maturity” (which we carry at amortized cost).  We had no fixed maturity securities classified as held to maturity during the periods presented in these financial statements.

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of the embedded derivatives related to our fixed index annuity products and certain modified coinsurance agreements.  See the note entitled “Accounting for Derivatives” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $389.7 million and $293.3 million at September 30, 2010 and December 31, 2009, respectively.

Accumulated other comprehensive income (loss) is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of September 30, 2010 and December 31, 2009, were as follows (dollars in millions):

	September 30,	December 31,
	2010	2009

Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$(24.5)	$(133.5)
Net unrealized gains (losses) on all other investments	1,351.7	(339.9)
Adjustment to present value of future profits (a)	(31.5)	10.7
Adjustment to deferred acquisition costs	(217.7)	59.8
Unrecognized net loss related to deferred compensation plan	(7.9)	(8.2)
Deferred income tax asset (liability)	(382.0)	146.8

Accumulated other comprehensive income (loss)	$688.1	$(264.3)

_________
(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2010, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (loss) and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

					Other-than-
					temporary
					impairments
					included in
		Gross	Gross		accumulated other
	Amortized	unrealized	unrealized	Estimated	comprehensive
	cost	gains	losses	fair value	income (loss)

Corporate securities	$14,437.7	$1,329.5	$(116.1)	$15,651.1	$-
United States Treasury securities and obligations of United States government corporations and agencies	100.8	8.0	-	108.8	-
States and political subdivisions	1,444.3	62.5	(32.5)	1,474.3	-
Debt securities issued by foreign governments	.8	.1	-	.9	-
Asset-backed securities	606.7	12.2	(6.7)	612.2	-
Collateralized debt obligations	222.8	1.8	(2.2)	222.4	-
Commercial mortgage-backed securities	1,306.2	84.9	(20.8)	1,370.3	-
Mortgage pass-through securities	32.1	1.6	(.1)	33.6	-
Collateralized mortgage obligations	1,513.1	63.2	(42.4)	1,533.9	(44.7)

Total fixed maturities, available for sale	$19,664.5	$1,563.8	$(220.8)	$21,007.5	$(44.7)

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, at September 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently permit periodic unscheduled payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$146.3	$147.5
Due after one year through five years	1,105.3	1,175.0
Due after five years through ten years	4,441.6	4,855.0
Due after ten years	10,290.4	11,057.6

Subtotal	15,983.6	17,235.1

Structured securities	3,680.9	3,772.4

Total	$19,664.5	$21,007.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

During the first nine months of 2010, we recognized net realized investment losses of $18.0 million, which were comprised of $54.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $6.6 billion, and $72.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($69.8 million, prior to the $(2.9) million of impairment losses recognized through accumulated other comprehensive income (loss)).

During the first nine months of 2009, we recognized net realized investment losses of $43.5 million, which were comprised of $120.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $8.1 billion, and $164.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($324.2 million, prior to the $159.9 million of impairment losses recognized through accumulated other comprehensive income (loss)).

At September 30, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.6 million and a carrying value of $.7 million.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, and it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.  During the nine months ended September 30, 2010, we sold $1.2 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $135.6 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

The following summarizes the investments (excluding investments held by the variable interest entities (“VIEs”)) sold at a loss during the first nine months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Less than 6 months prior to sale	6	$51.5	$38.9
Greater than 12 months prior to sale	22	162.5	85.6

	28	$214.0	$124.5

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other objective and subjective factors.

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

Impairment losses on equity securities are recognized in net income.  The manner in which impairment losses on fixed maturity securities, available for sale, are recognized in the financial statements is dependent on the facts and circumstances related to the specific security.  If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security, and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  We recognize the credit loss portion in net income and the noncredit loss portion in accumulated other comprehensive income (loss).

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2010, other-than-temporary impairments included in accumulated other comprehensive income (loss) of $44.7 million (before taxes and related amortization) relate to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Credit losses on fixed maturity securities, available for sale, beginning of period	$(24.0)	$(10.0)	$(27.2)	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	-	(9.8)	(1.3)	(18.2)
Less: credit losses on securities sold	14.5	1.8	28.0	1.8
Less: credit losses on securities impaired due to intent to sell (a)	-	-	1.1	-
Add: credit losses on previously impaired securities	(1.7)	(1.2)	(11.8)	(2.2)
Less: increases in cash flows expected on previously impaired securities	-	-	-	-

Credit losses on fixed maturity securities, available for sale, end of period	$(11.2)	$(19.2)	$(11.2)	$(19.2)
__________
(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income (loss) was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Gross Unrealized Investment Losses

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the projected income or total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at September 30, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Estimated fair	Unrealized	Estimated fair	Unrealized	Estimated fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$492.7	$(10.0)	$1,252.2	$(106.1)	$1,744.9	$(116.1)
United States Treasury securities and obligations of United States government corporations and agencies	10.0	-	.3	-	10.3	-
States and political subdivisions	82.2	(.2)	258.0	(32.3)	340.2	(32.5)
Asset-backed securities	170.2	(1.5)	61.0	(5.2)	231.2	(6.7)
Collateralized debt obligations	117.7	(2.2)	-	-	117.7	(2.2)
Commercial mortgage-backed securities	37.6	(.2)	126.3	(20.6)	163.9	(20.8)
Mortgage pass-through securities	.3	-	3.6	(.1)	3.9	(.1)
Collateralized mortgage obligations	106.3	(1.0)	321.5	(41.4)	427.8	(42.4)

Total fixed maturities, available for sale	$1,017.0	$(15.1)	$2,022.9	$(205.7)	$3,039.9	$(220.8)

Based on management’s current assessment of investments with unrealized losses at September 30, 2010, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income for basic earnings per share	$49.4	$15.4	$116.4	$67.5

Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	3.7	-	9.7	-

Net income for diluted earnings per share	$53.1	$15.4	$126.1	$67.5

Shares:
Weighted average shares outstanding for basic earnings per share	251,045	184,886	250,942	184,820

Effect of dilutive securities on weighted average shares:
7% Debentures	53,364	-	47,563	-
Stock option and restricted stock plans	1,631	960	1,751	457

Dilutive potential common shares	54,995	960	49,314	457

Weighted average shares outstanding for diluted earnings per share	306,040	185,846	300,256	185,277

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

BUSINESS SEGMENTS

Beginning July 1, 2010, management changed the manner in which it disaggregates the Company’s operations for making operating decisions and assessing performance.  As a result, the Company manages its business through the following operating segments: Bankers Life, Colonial Penn and Washington National, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of closed blocks; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  All prior period segment disclosures have been revised to conform to management’s current view of the Company’s operating segments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$11.7	$13.1	$30.7	$33.9
Health	343.9	423.6	1,032.2	1,298.8
Life	49.5	56.4	139.1	149.5
Net investment income (a)	208.5	199.6	554.9	505.4
Fee revenue and other income (a)	3.6	2.4	8.6	5.4

Total Bankers Life revenues	617.2	695.1	1,765.5	1,993.0

Washington National:
Insurance policy income:
Health	139.6	140.1	418.6	421.8
Life	4.0	8.2	12.7	25.1
Other	1.3	1.4	3.7	4.1
Net investment income (a)	46.4	48.0	137.7	144.4
Fee revenue and other income (a)	.3	.5	.8	1.6

Total Washington National revenues	191.6	198.2	573.5	597.0

Colonial Penn:
Insurance policy income:
Health	1.8	2.1	5.2	6.2
Life	47.0	46.3	141.1	142.0
Net investment income (a)	9.9	9.5	29.3	29.1
Fee revenue and other income (a)	.2	.2	.5	.6

Total Colonial Penn revenues	58.9	58.1	176.1	177.9

Other CNO Business:
Insurance policy income:
Annuities	3.8	3.1	8.7	26.1
Health	7.5	7.9	22.7	24.3
Life	63.9	69.1	190.4	212.1
Other	.5	.7	1.9	2.2
Net investment income (a)	96.5	102.2	269.5	281.2

Total Other CNO Business revenues	172.2	183.0	493.2	545.9

Corporate operations:
Net investment income	8.5	3.5	16.0	10.8
Fee and other income	.5	1.0	1.8	2.6

Total corporate revenues	9.0	4.5	17.8	13.4

Total revenues	1,048.9	1,138.9	3,026.1	3,327.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Expenses:
Bankers Life:
Insurance policy benefits	$402.1	$488.0	$1,201.3	$1,442.3
Amortization	76.4	74.5	214.0	213.2
Other operating costs and expenses	43.2	47.2	137.5	144.1

Total Bankers Life expenses	521.7	609.7	1,552.8	1,799.6

Washington National:
Insurance policy benefits	112.4	115.6	341.6	350.9
Amortization	14.4	12.9	42.3	42.1
Other operating costs and expenses	37.6	40.6	113.7	116.1

Total Washington National expenses	164.4	169.1	497.6	509.1

Colonial Penn:
Insurance policy benefits	36.4	35.0	108.5	107.6
Amortization	7.0	8.4	24.5	24.8
Other operating costs and expenses	7.7	7.3	22.4	22.0

Total Colonial Penn expenses	51.1	50.7	155.4	154.4

Other CNO Business:
Insurance policy benefits	149.1	144.1	398.6	416.5
Amortization	20.7	18.9	36.5	60.3
Interest expense on investment borrowings	5.1	5.1	15.1	15.5
Other operating costs and expenses	21.7	22.4	60.5	67.5

Total Other CNO Business expenses	196.6	190.5	510.7	559.8

Corporate operations:
Interest expense on corporate debt	20.0	24.0	59.3	61.6
Interest expense on borrowings of variable interest entities	3.3	2.8	10.2	10.7
Loss on extinguishment or modification of debt	-	-	2.7	9.5
Other operating costs and expenses	18.0	9.1	36.7	27.6

Total corporate expenses	41.3	35.9	108.9	109.4

Total expenses	975.1	1,055.9	2,825.4	3,132.3

Income (loss) before net realized investment losses (net of related amortization) and income taxes:
Bankers Life	95.5	85.4	212.7	193.4
Washington National	27.2	29.1	75.9	87.9
Colonial Penn	7.8	7.4	20.7	23.5
Other CNO Business	(24.4)	(7.5)	(17.5)	(13.9)
Corporate operations	(32.3)	(31.4)	(91.1)	(96.0)

Income before net realized investment losses (net of related amortization) and income taxes	$73.8	$83.0	$200.7	$194.9
___________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Total segment revenues	$1,048.9	$1,138.9	$3,026.1	$3,327.2
Net realized investment gains (losses)	3.6	(20.3)	(18.0)	(43.5)

Consolidated revenues	$1,052.5	$1,118.6	$3,008.1	$3,283.7

Total segment expenses	$975.1	$1,055.9	$2,825.4	$3,132.3
Amortization related to net realized investment gains (losses)	.1	(1.4)	.5	(4.5)

Consolidated expenses	$975.2	$1,054.5	$2,825.9	$3,127.8
ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases in policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $(9.7) million and $32.7 million in the nine months ended September 30, 2010 and 2009, respectively.  These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $51.8 million and $114.9 million at September 30, 2010 and December 31, 2009, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on fixed index annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $519.6 million at September 30, 2010 and $494.4 million at December 31, 2009.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2010, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $1.6 million at both September 30, 2010 and December 31, 2009.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

REINSURANCE

The cost of reinsurance ceded totaled $62.9 million and $45.0 million in the third quarters of 2010 and 2009, respectively, and $194.6 million and $131.7 million in the first nine months of 2010 and 2009, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $118.7 million and $102.0 million in the third quarters of 2010 and 2009, respectively, and $352.2 million and $366.8 million in the first nine months of 2010 and 2009, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $25.0 million and $115.4 million in the third quarters of 2010 and 2009, respectively, and $75.8 million and $373.2 million in the first nine months of 2010 and 2009, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $18.8 million and $108.1 million in the third quarters of 2010 and 2009, respectively, and $56.1 million and $349.6 million in the first nine months of 2010 and 2009, respectively.  Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  In July 2009, Bankers Life and Casualty Company (“Bankers Life”) entered into an agreement with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage/PFFS plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

In September 2009, we completed a transaction under which Washington National Insurance Company (“Washington National”) and Conseco Insurance Company coinsured, with an effective date of January 1, 2009, about 104,000 non-core life insurance policies in the Other CNO Business segment with Wilton Reassurance Company (“Wilton Re”).  In the transaction, Wilton Re paid a ceding commission of $55.8 million and coinsures and administers 100 percent of these policies.  The CNO insurance companies transferred to Wilton Re $401.6 million in cash and policy loans and $457.4 million of policy and other reserves.  Most of the policies involved in the transaction were issued by companies prior to their acquisition by CNO.  We recorded a deferred gain of approximately $26 million in 2009 which is being recognized over the remaining life of the block of insurance policies coinsured with Wilton Re.  We also increased our deferred tax valuation allowance by $20 million in the third quarter of 2009 as a result of reassessing the recovery of our deferred tax assets upon completion of the transaction.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Current tax expense	$3.0	$-	$5.5	$3.5
Deferred tax provision	24.9	22.0	60.3	51.2

Income tax expense on period income	27.9	22.0	65.8	54.7

Valuation allowance	-	26.7	-	33.7

Total income tax expense	$27.9	$48.7	$65.8	$88.4

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2010	2009

U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	-	21.6
Other nondeductible expenses (benefit)	(.2)	(1.7)
State taxes	.9	.9
Provision for tax issues, tax credits and other	.4	.9

Effective tax rate	36.1%	56.7%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2010	2009
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$701.4	$745.3
Non-life companies	872.4	883.9
Net state operating loss carryforwards	18.1	19.1
Tax credits	22.2	18.5
Capital loss carryforwards	379.9	393.8
Deductible temporary differences:
Insurance liabilities	750.1	782.1
Unrealized depreciation of investments	-	146.8
Other	60.2	44.0

Gross deferred tax assets	2,804.3	3,033.5

Deferred tax liabilities:
Investments	(20.7)	(38.1)
Present value of future profits and deferred acquisition costs	(686.1)	(694.0)
Unrealized appreciation on investments	(382.0)	-

Gross deferred tax liabilities	(1,088.8)	(732.1)

Net deferred tax assets before valuation allowance	1,715.5	2,301.4

Valuation allowance	(1,176.4)	(1,176.4)

Net deferred tax assets	539.1	1,125.0

Current income taxes accrued	(2.4)	(1.0)

Income tax assets, net	$536.7	$1,124.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be further increases to the deferred tax valuation allowance recognizes that as of September 30, 2010, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during the year ended December 31, 2008 primarily related to the transfer of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to an independent trust.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended September 30, 2010, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business transferred in 2008.  In addition, we have adjusted the three-year cumulative results for a significant litigation settlement and the worthlessness of certain loans made by our Predecessor.  We consider these to be non-recurring matters and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

At September 30, 2010, our valuation allowance for our net deferred tax assets was $1.2 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at September 30, 2010, we believe that we will, more likely than not, recover $.5 billion of our deferred tax assets through reductions of our tax liabilities in future periods.  There were no changes to our valuation allowance for deferred tax assets during the nine months ended September 30, 2010.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.99 percent at September 30, 2010), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2010, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of September 30, 2010, we had $4.5 billion of federal NOLs and $1.1 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2010	$-		$.1		$-	$.1
2011	-		.1		-	.1
2012	-		-		22.7	22.7
2013	-		-		1,034.2	1,034.2
2014	-		-		28.6	28.6
2018	1,770.4	(a)	-		-	1,770.4
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		2,003.5	(a)	-	2,003.5
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2026	-		.8		-	.8
2027	-		216.3		-	216.3
2028	-		1.2		-	1.2
2029	-		148.7		-	148.7

Total	$2,004.1		$2,492.7		$1,085.5	$5,582.3
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

We had deferred tax assets related to NOLs for state income taxes of $18.1 million and $19.1 million at September 30, 2010 and December 31, 2009, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2015.

Tax years 2007 through 2009 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments.  The Company does not anticipate any material adjustments related to these partnership investments.  The Company’s various state income tax returns are generally open for tax years 2007 through 2009 based on the individual state statutes of limitation.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2010 and December 31, 2009 (dollars in millions):

	September 30,	December 31,
	2010	2009

3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”)	$-	$116.5
7.0% Debentures	293.0	176.5
Secured credit agreement	652.1	652.1
Senior Note due November 12, 2013 (the “Senior Note”)	100.0	100.0
Unamortized discount on 3.5% Debentures	-	(3.3)
Unamortized discount on 7.0% Debentures	(15.3)	(4.4)

Direct corporate obligations	$1,029.8	$1,037.4

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

Our secured credit agreement (“Senior Credit Agreement”) contains various restrictive covenants and certain financial ratios and balances that we must maintain.  As of September 30, 2010, we were in compliance with all covenants under our Senior Credit Agreement.

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2010 (dollars in millions):

Remainder of 2010	$25.0
2011	60.0
2012	65.0
2013	602.1
2016	293.0

$1,045.1

INVESTMENT BORROWINGS

Two of the Company’s insurance subsidiaries (Conseco Life Insurance Company, “Conseco Life” and Bankers Life) are members of the Federal Home Loan Bank (“FHLB”).  As members of the FHLB, Conseco Life and Bankers Life have the ability to borrow on a collateralized basis from FHLB.  Conseco Life and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a requirement of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2010, the carrying value of the FHLB common stock was $32.5 million.  As of September 30, 2010, collateralized borrowings from the FHLB totaled $650.0 million (of which, $200.0 million was borrowed in the third quarter of 2010), and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $914.9 million at September 30, 2010, which are maintained in a custodial account for the benefit of the FHLB.  In early October 2010, Bankers Life borrowed an additional $250.0 million from the FHLB.  A portion of the collateral for the additional borrowings had been deposited in the custodial account for the benefit of the FHLB at September 30, 2010.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $14.9 million and $15.3 million in the first nine months of 2010 and 2009, respectively, was recognized related to the borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at September 30, 2010

$54.0	May 2012	Variable rate – 0.339%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – 0.588%
100.0	September 2015	Variable rate – 0.606%
100.0	September 2015	Variable rate – 0.557%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At September 30, 2010, the aggregate fee to prepay all fixed rate borrowings was $71 million.

At September 30, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $650.0 million; and (ii) other borrowings of $3.9 million.

At December 31, 2009, investment borrowings consisted of:  (i) collateralized borrowings of $450.0 million; (ii) $229.1 million of securities issued to other entities by a VIE which is consolidated in our financial statements; and (iii) other borrowings of $4.8 million.

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2009	250,786

Shares issued under employee benefit compensation plans	260	(a)

Balance at September 30, 2010	251,046
________
(a)	Such amount was reduced by 72 thousand shares which were tendered for the payment of federal and state taxes owed on the issuance of restricted stock.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $13.8 million and $20.3 million during the nine months ended September 30, 2010 and 2009, respectively.  Amounts amortized totaled $20.6 million and $26.0 million during the nine months ended September 30, 2010 and 2009, respectively.  The unamortized balance of deferred sales inducements at September 30, 2010 and December 31, 2009 was $170.8 million and $177.6 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $96.0 million and $136.2 million at September 30, 2010 and December 31, 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance are met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The guidance should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  The Company is in the process of evaluating the impact the guidance will have on its consolidated financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

LITIGATION AND OTHER LEGAL PROCEEDINGS

Legal Proceedings

The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts.  Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred.  Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the financial condition, operating results or cash flows of the Company.  The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict.  In the event of an adverse outcome in one or more of these matters, the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies or could impact the timing and amount of rate increases, which could adversely affect the future profitability of the related insurance policies.

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

Securities Litigation

After our Predecessor announced its intention to restructure on August 9, 2002, eight purported securities fraud class action lawsuits were filed in the United States District Court for the Southern District of Indiana.  The complaints named us as a defendant, along with certain of our former officers.  These lawsuits were filed on behalf of persons or entities who purchased our Predecessor’s common stock on various dates between October 24, 2001 and August 9, 2002.  The plaintiffs allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and allege material omissions and dissemination of materially misleading statements regarding, among other things, the liquidity of our Predecessor and alleged problems in Conseco Finance Corp.’s manufactured housing division, allegedly resulting in the artificial inflation of our Predecessor’s stock price.  These cases were consolidated into one case in the United States District Court for the Southern District of Indiana, captioned Franz Schleicher, et al. v. Conseco, Inc., Gary Wendt, William Shea, Charles Chokel and James Adams, et al., Case No. 02-CV-1332 DFH-TAB.  The complaint seeks an unspecified amount of damages.  The plaintiffs filed an amended consolidated class action complaint with respect to the individual defendants on December 8, 2003.  Our liability with respect to this lawsuit was discharged in our Predecessor’s plan of reorganization and our obligation to indemnify individual defendants who were not serving as an officer or director on the Effective Date is limited to $3 million in the aggregate under such plan.  Our liability to indemnify individual defendants who were serving as an officer or director on the Effective Date, of which there is one such defendant, is not limited by such plan.  The parties to this case have reached a settlement in principle, which is subject to court approval.

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of our common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges CNO and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  On June 2, 2010, the plaintiff filed a second amended complaint.  The amended complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

$20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On August 2, 2010, we filed a motion to dismiss the amended complaint.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older.  On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A settlement in principle has been reached in this case.

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

by increases in the cost of insurance that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies.  Plaintiff filed a motion for certification of a nationwide class and a California state class.  On December 7, 2009, the court granted that motion.  On October 8, 2010, the court dismissed the causes of actions alleged in the California state class.  Conseco Life and the plaintiff have each filed motions for summary judgment, and the court has scheduled a hearing on such motions for November 29, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

    On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. In the complaint, plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and on January 5, 2010, the court granted the motion to intervene and granted the plaintiff’s motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties have reached a settlement in principle of the (B) (3) class.  The plaintiffs filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company filed a notice of appeal on October 6, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  In their complaint, plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  The Company filed its motion in opposition on July 21, 2010.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  In his complaint, plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend.”  The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.  As described in the preceding paragraph, on February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated with the Brady case for pretrial proceedings in the Northern District of California Federal Court.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  The Company filed its motion in opposition on July 21, 2010.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  The Company believes the action is without merit and intends to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers’ confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy.  Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action.  In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act (“RICO”); aiding and abetting breach of fiduciary duty and for unjust enrichment.  On September 13, 2010, the court dismissed the plaintiff’s RICO claims.  On October 25, 2010, the plaintiffs filed a second amended complaint re-alleging their RICO claims.  A hearing date on the motion for class certification has not been set.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On January 18, 2008, a complaint was filed in the Hennepin County District Court, Minnesota, by the State of Minnesota (the “State”), styled, as amended, State of Minnesota, by its Pollution Control Agency and its Attorney General Lori Swanson vs. Associated Medical Assurance Limited, Associated Health Assurance Limited, Associated Hospital Assurance Limited, Federated Rural Electric Insurance Exchange, Mt. McKinley Insurance Company, Munich Reinsurance America Incorporated, North Star Reinsurance Corporation, Northwestern National Insurance Company of Milwaukee, Wisconsin, Stonebridge Life Insurance Company, and United Insurance Company, cause no. 27-cv-08-1912,  seeking to recover environmental response costs and other damages in connection with the remediation of three closed landfills.  As a result of the 1967 sale of Beneficial Fire & Casualty Company (“BF&C”) by a predecessor of Conseco Insurance Company (“CIC”), CIC is obligated to defend and indemnify one of the parties, Stonebridge Life Insurance Company (“Stonebridge”), for this action under a pre-sale BF&C insurance policy.  On July 26, 2010, the court denied Stonebridge’s motion for summary judgment and granted the State’s motion for partial summary judgment on the issue of liability at one of the three landfills.  The court also granted the State’s motion for partial summary judgment as to the non-applicability of aggregate limits to its claims for coverage under the policy in issue. No decision on damages at any of the landfills has been ruled on.  A settlement has been reached.  The case is to be dismissed.

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

Director and Officer Loan Program Litigation

    The Company and CNO Services, LLC have settled all litigation related to the 1996-1999 director and officer loan programs.  As part of our Predecessor’s plan of reorganization, we are required to pay 45 percent of any net proceeds recovered in connection with these lawsuits, in an aggregate amount not to exceed $30 million, to former holders of our Predecessor’s trust preferred securities that did not opt out of a settlement reached with the committee representing holders of these securities.  At September 30, 2010, we estimated that approximately $2.5 million, net of collection costs, of the remaining amounts due under the loan program will be collected (amounts that remain to be collected from borrowers with whom we have settled).  As of September 30, 2010, we had paid $20.5 million to the former holders of trust preferred securities and we have established a liability of $1.0 million, representing our estimate of the additional amount which will be paid to the former holders of our Predecessor’s trust preferred securities pursuant to the settlement.

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

After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life reached a settlement in principle with the regulators regarding issues involving these policies. During this regulatory review process, Conseco Life had been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco Life had also resumed the administration of its Lifetrend policies with administrative changes in place but did not implement the NGE changes pending execution of the final settlement agreement with the regulators.  On June 30, 2010, we announced that Conseco Life had finalized a regulatory settlement agreement that requires the establishment of a $10 million fund for certain owners of its Lifetrend life insurance products and the payment of a $1 million assessment to participating jurisdictions.  Over 45 jurisdictions, representing almost 98 percent of the Lifetrend policyholders, have signed the settlement agreement.  Conseco Life has started the process of notifying consumers of the settlement and the increase in their non-guaranteed elements.  As previously disclosed, we accrued for the financial impact of the settlement in our consolidated financial statements for year-end 2009.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$116.4	$67.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	339.1	364.1
Income taxes	61.6	82.1
Insurance liabilities	305.8	264.3
Accrual and amortization of investment income	(26.9)	(110.2)
Deferral of policy acquisition costs	(315.8)	(309.5)
Net realized investment losses	18.0	43.5
Loss on extinguishment or modification of debt	2.7	9.5
Other	23.7	7.9

Net cash provided by operating activities	$524.6	$419.2

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2010	2009

Stock option and restricted stock plans	$8.8	$6.6
Change in securities lending collateral	103.7	196.1
Change in securities lending payable	(103.7)	(196.1)

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

The following table provides supplemental information about the assets and liabilities of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2010

	Fall Creek		Net effect on
	and		consolidated
	Eagle Creek	Eliminations	balance sheet

Assets:
Investments held by variable interest entities	$454.8	$-	$454.8
Notes receivable of VIEs held by insurance subsidiaries	-	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	18.3	-	18.3
Accrued investment income	1.5	(4.3)	(2.8)
Income tax assets, net	24.6	(6.5)	18.1
Other assets	13.8	-	13.8

Total assets	$513.0	$(107.6)	$405.4

Liabilities:
Other liabilities	$18.2	$(4.2)	$14.0
Borrowings related to variable interest entities	425.0	-	425.0
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	-

Total liabilities	$558.8	$(119.8)	$439.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2009

			Net effect on
			consolidated
	Fall Creek	Eliminations	balance sheet

Assets:
Fixed maturities, available for sale	$268.0	$-	$268.0
Notes receivable of VIE held by insurance subsidiaries	-	(81.9)	(81.9)
Cash and cash equivalents – restricted	3.4	-	3.4
Accrued investment income	1.2	(3.0)	(1.8)
Income tax assets, net	19.3	(5.3)	14.0
Other assets	8.0	-	8.0

Total assets	$299.9	$(90.2)	$209.7

Liabilities:
Other liabilities	$7.7	$(3.2)	$4.5
Investment borrowings	229.1	-	229.1
Notes payable of VIE held by insurance subsidiaries	99.2	(99.2)	-

Total liabilities	$336.0	$(102.4)	$233.6

The investment portfolio held by the VIEs is primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At September 30, 2010, such securities had an amortized cost of $471.7 million; gross unrealized gains of $2.5 million; gross unrealized losses of $19.4 million; and an estimated fair value of $454.8 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$19.8	$19.4
Due after one year through five years	371.2	355.5
Due after five years through ten years	80.7	79.9

Total	$471.7	$454.8

During the first nine months of 2010, we recognized net realized investment losses on the VIE investments of $4.1 million, which were comprised of $.9 million of net losses from the sales of fixed maturities, and $3.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2009, we recognized net realized investment losses on the VIE investments of $14.8 million, which were comprised of $1.3 million of net losses from the sales of fixed maturities, and $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2010, investments held by the VIEs that were in default had an aggregate amortized cost and carrying value of $5.9 million and $6.1 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the nine months ended September 30, 2010, $33.4 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $6.1 million.  The following summarizes the investments sold at a loss during the first nine months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Less than six months prior to sale	1	$-	$-
Greater than or equal to 6 and less than 12 months prior to sale	2	.3	.1
Greater than 12 months prior to sale	5	3.0	1.5

	8	$3.3	$1.6

At September 30, 2010, the VIEs held:  (i) investments with a fair value of $63.8 million and gross unrealized losses of $1.4 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $283.9 million and gross unrealized losses of $18.0 million that had been in an unrealized loss position for greater than twelve months.

The investments held by the VIEs are evaluated for other-than-temporary declines in fair value in a manner that is consistent with the Company’s fixed maturities, available for sale.

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

At September 30, 2010, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $29.9 million (classified as other invested assets).  At September 30, 2010, we had unfunded commitments to these partnerships of $14.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, broker/dealer quotes, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include:  certain public and private corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products.

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

Privately placed securities comprise approximately 74 percent of our fixed maturities, available for sale, classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $.2 million during the first nine months of 2010.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at September 30, 2010 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$-	$13,167.8		$2,483.3		$15,651.1
United States Treasury securities and obligations of United States government corporations and agencies	-	106.6		2.2		108.8
States and political subdivisions	-	1,464.6		9.7		1,474.3
Debt securities issued by foreign governments	-	.9		-		.9
Asset-backed securities	-	606.4		5.8		612.2
Collateralized debt obligations	-	12.4		210.0		222.4
Commercial mortgage-backed securities	-	1,363.7		6.6		1,370.3
Mortgage pass-through securities	29.9	-		3.7		33.6
Collateralized mortgage obligations	-	1,454.4		79.5		1,533.9
Total fixed maturities, available for sale	29.9	18,176.8		2,800.8		21,007.5

Equity securities	-	10.0		31.1		41.1

Trading securities:
Corporate securities	5.7	53.1		4.1		62.9
United States Treasury securities and obligations of United States government corporations and agencies	-	305.6		-		305.6
States and political subdivisions	-	12.9		-		12.9
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	5.4		-		5.4
Mortgage pass-through securities	.4	-		-		.4
Collateralized mortgage obligations	-	1.9		-		1.9
Total trading securities	6.1	379.5		4.1		389.7

Investments held by variable interest entities	-	448.6		6.2		454.8

Other invested assets	-	133.9	(a)	-		133.9
Assets held in separate accounts	-	16.7		-		16.7

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		521.2	(b)	521.2
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes $519.6 million of embedded derivatives associated with our fixed index annuity products and $1.6 million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2009 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$-	$12,044.3		$2,247.1		$14,291.4
United States Treasury securities and obligations of United States government corporations and agencies	19.4	248.0		2.2		269.6
States and political subdivisions	-	842.9		10.7		853.6
Debt securities issued by foreign governments	-	5.1		-		5.1
Asset-backed securities	-	176.3		15.8		192.1
Collateralized debt obligations	-	-		92.8		92.8
Commercial mortgage-backed securities	-	752.3		13.7		766.0
Mortgage pass-through securities	37.1	1.3		4.2		42.6
Collateralized mortgage obligations	-	2,003.8		11.4		2,015.2
Total fixed maturities, available for sale	56.5	16,074.0		2,397.9		18,528.4

Equity securities	.1	-		30.9		31.0

Trading securities:
Corporate securities	3.8	49.4		3.7		56.9
United States Treasury securities and obligations of United States government corporations and agencies	-	220.3		-		220.3
States and political subdivisions	-	4.4		-		4.4
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	4.9		-		4.9
Mortgage pass-through securities	.5	-		-		.5
Collateralized mortgage obligations	-	5.7		-		5.7
Total trading securities	4.3	285.3		3.7		293.3

Securities lending collateral:
Corporate securities	-	81.0		13.7		94.7
Asset-backed securities	-	16.2		22.9		39.1
Total securities lending collateral	-	97.2		36.6		133.8

Other invested assets	-	192.6	(a)	2.4	(b)	195.0
Assets held in separate accounts	-	17.3		-		17.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		496.0	(c)	496.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes equity-like holdings in special-purpose entities.
(c)	Includes $494.4 million of embedded derivatives associated with our fixed index annuity products and $1.6 million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and nine months ended September 30, 2010 (dollars in millions):

	September 30, 2010
	Beginning balance as of June 30, 2010	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of September 30, 2010	Amount of total gains (losses) for the three months ended September 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,453.6	$16.5	$(1.7)	$51.0	$-	$(36.1)	$2,483.3	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.1	-	-	.1	-	-	2.2	-
States and political subdivisions	10.0	-	-	(.3)	-	-	9.7	-
Asset-backed securities	6.1	(.4)	-	.1	-	-	5.8	-
Collateralized debt obligations	136.8	69.7	.1	3.4	-	-	210.0	-
Commercial mortgage-backed securities	10.5	(2.2)	-	(.3)	-	(1.4)	6.6	-
Mortgage pass-through securities	3.9	(.2)	-	-	-	-	3.7	-
Collateralized mortgage obligations	24.1	53.3	-	2.1	-	-	79.5	-
Total fixed maturities, available for sale	2,647.1	136.7	(1.6)	56.1	-	(37.5)	2,800.8	-
Equity securities	31.0	-	-	.1	-	-	31.1	-
Trading securities:
Corporate securities	4.1	(.5)	.5	-	-	-	4.1	.5
Investments held by variable interest entities:
Corporate securities	7.2	(1.0)	-	-	-	-	6.2	-
Securities lending collateral:
Asset-backed securities	4.9	(4.9)	-	-	-	-	-	-

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(500.5)	(1.9)	(18.8)	-	-	-	(521.2)	(18.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	September 30, 2010								Amount of total gains (losses) for the nine months ended September 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers Into Level 3	Transfers out of Level 3 (b)	Ending balance as of September 30, 2010
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,247.1	$(5.9)	$84.2	$(2.2)	$172.5	$19.6	$(32.0)	$2,483.3	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.2	-	(.1)	-	.1	-	-	2.2	-
States and political subdivisions	10.7	-	-	-	.7	-	(1.7)	9.7	-
Asset-backed securities	15.8	-	(11.9)	(11.3)	13.2	-	-	5.8	-
Collateralized debt obligations	92.8	(5.7)	119.8	(.1)	3.2	-	-	210.0	-
Commercial mortgage-backed securities	13.7	-	(2.8)	-	1.6	-	(5.9)	6.6	-
Mortgage pass-through securities	4.2	-	(.5)	-	-	-	-	3.7	-
Collateralized mortgage obligations	11.4	-	77.1	-	2.1	-	(11.1)	79.5	-
Total fixed maturities, available for sale	2,397.9	(11.6)	265.8	(13.6)	193.4	19.6	(50.7)	2,800.8	-
Equity securities	30.9	-	.1	-	.1	-	-	31.1	-
Trading securities:
Corporate securities	3.7	-	-	.4	-	-	-	4.1	.4
Investments held by variable interest entities:
Corporate securities	-	6.9	(1.0)	-	.3	-	-	6.2	-
Securities lending collateral:
Corporate securities	13.7	-	(13.7)	-	-	-	-	-	-
Asset-backed securities	22.9	-	(20.9)	-	-	-	(2.0)	-	-
Total securities lending collateral	36.6	-	(34.6)	-	-	-	(2.0)	-	-
Other invested assets	2.4	(2.4)	-	-	-	-	-	-	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	-	33.1	(58.3)	-	-	-	(521.2)	(58.3)

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

The following tables presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three and nine months ended September 30, 2009 (dollars in millions):

	September 30, 2009
	Beginning balance as of June 30, 2009	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3	Ending balance as of September 30, 2009	Amount of total gains (losses) for the three months ended September 30, 2009 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,852.5	$117.8	$(1.5)	$244.0	$22.3	$-	$2,235.1	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.3	-	-	-	-	-	2.3	-
States and political subdivisions	8.9	(.1)	-	.1	-	-	8.9	-
Asset-backed securities	23.2	(.6)	-	1.9	-	-	24.5	-
Collateralized debt obligations	104.9	(.7)	-	13.6	-	-	117.8	-
Commercial mortgage-backed securities	-	(.8)	-	.2	8.8	-	8.2	-
Mortgage pass-through securities	4.4	(.1)	-	-	-	-	4.3	-
Collateralized mortgage obligations	.3	-	-	-	-	-	.3	-
Total fixed maturities, available for sale	1,996.5	115.5	(1.5)	259.8	31.1	-	2,401.4	-
Equity securities	30.4	-	-	.3	-	-	30.7	-
Trading securities:
Corporate securities	2.7	-	-	.9	.5	-	4.1	.9
Securities lending collateral:
Corporate securities	23.5	(10.0)	-	.1	-	-	13.6	-
Asset-backed securities	18.5	-	(.7)	(1.4)	8.5	-	24.9	(.7)
Total securities lending collateral	42.0	(10.0)	(.7)	(1.3)	8.5	-	38.5	(.7)
Other invested assets	.9	-	-	.2	-	-	1.1	-
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(406.6)	(30.2)	(13.8)	-	-	-	(450.6)	(13.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	September 30, 2009
	Beginning balance as of December 31, 2008	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3	Ending balance as of September 30, 2009	Amount of total gains (losses) for the nine months ended September 30, 2009 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,715.6	$204.1	$(5.5)	$299.4	$27.5	$(6.0)	$2,235.1	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.6	(.1)	-	(.2)	-	-	2.3	-
States and political subdivisions	10.5	(.4)	-	(1.2)	-	-	8.9	-
Asset-backed securities	27.5	(2.2)	-	1.9	-	(2.7)	24.5	-
Collateralized debt obligations	96.7	(2.9)	(2.7)	26.7	-	-	117.8	(2.7)
Commercial mortgage-backed securities	9.6	(6.5)	(.6)	5.7	-	-	8.2	-
Mortgage pass-through securities	4.9	(.6)	-	-	-	-	4.3	-
Collateralized mortgage obligations	8.7	(.1)	-	-	-	(8.3)	.3	-
Total fixed maturities, available for sale	1,876.1	191.3	(8.8)	332.3	27.5	(17.0)	2,401.4	(2.7)
Equity securities	32.4	(.3)	-	(1.4)	-	-	30.7	-
Trading securities:
Corporate securities	2.7	-	-	.9	.5	-	4.1	.9
Securities lending collateral:
Corporate securities	34.9	(17.0)	-	.1	-	(4.4)	13.6	-
Equity securities	.1	(.1)	(.3)	.3	-	-	-	(.3)
Asset-backed securities	13.1	-	(.6)	(8.0)	20.4	-	24.9	(.6)
Total securities lending collateral	48.1	(17.1)	(.9)	(7.6)	20.4	(4.4)	38.5	(.9)
Other invested assets	2.3	-	(3.4)	2.2	-	-	1.1	(3.4)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(437.2)	(11.1)	(2.3)	-	-	-	(450.6)	(2.3)

At September 30, 2010, 92 percent of our Level 3 fixed maturities, available for sale, were investment grade and 75 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first nine months of 2010 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no transfers between Level 1 and Level 2 in the first nine months of 2010.

The amount presented for gains (losses) included in our net loss for assets and liabilities still held as of the reporting date primarily represents impairments for fixed maturities, available for sale, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivative instruments included in liabilities for insurance products that exist as of the reporting date.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009, were as follows (dollars in millions):

	September 30, 2010		December 31, 2009
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Financial assets:
Fixed maturities, available for sale	$21,007.5	$21,007.5	$18,528.4	$18,528.4
Equity securities	41.1	41.1	31.0	31.0
Mortgage loans	1,825.6	1,848.5	1,965.5	1,756.8
Policy loans	290.9	290.9	295.2	295.2
Trading securities	389.7	389.7	293.3	293.3
Investments held by securitization entities	454.8	454.8	-	-
Securities lending collateral	-	-	180.0	180.0
Other invested assets	189.5	189.5	236.8	236.8
Cash and cash equivalents	567.1	567.1	526.8	526.8

Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,217.6	$13,217.6	$13,219.2	$13,219.2
Investment borrowings	653.9	724.9	683.9	677.6
Borrowings related to securitization entities	425.0	378.3	-	-
Notes payable – direct corporate obligations	1,029.8	1,106.0	1,037.4	1,041.7
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at September 30, 2010 and December 31, 2009.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2010, and the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO’s products and trends in CNO’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” section of our 2009 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	changes in or sustained low interest rates causing a reduction in investment income, the margins of our subsidiaries fixed annuity and life insurance businesses and demand for their products;

•
general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•	our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

•	our ability to obtain adequate and timely rate increases on our health products, including our long-term care business;

•	the receipt of any required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

•
mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates and other factors which may affect the profitability of our insurance products;

•	changes in our assumptions related to deferred acquisition costs or the present value of future profits;

•	the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on their value;

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

•
our ability to achieve eventual upgrades of the financial strength ratings of CNO and our insurance company subsidiaries as well as the impact of our ratings on our business, our ability to access capital and the cost of capital;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

OVERVIEW

We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, professional independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

Beginning July 1, 2010, management has changed the manner in which it disaggregates the Company’s operations for making operating decisions and assessing performance.  As a result, the Company manages its business through the following operating segments: Bankers Life, Colonial Penn and Washington National, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of closed blocks; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  All prior period segment disclosures have been revised to conform to management’s current view of the Company’s operating segments.  The Company’s segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based branch offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also markets and distributes Medicare Advantage plans primarily through a distribution arrangement with Humana and Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry.

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and traditional life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies.  Products being marketed by Washington National are underwritten by Washington National Insurance Company.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company.

•
Other CNO Business, which consists of blocks of interest-sensitive life insurance, traditional life insurance, annuities, long-term care insurance and other supplemental health products.  These blocks of business are not being actively marketed and were primarily issued or acquired by Conseco Life Insurance Company and Washington National Insurance Company.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2010 and 2009 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings before net realized investment gains (losses), corporate interest expense, loss on extinguishment or modification of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):
Bankers Life	$95.5	$85.4	$212.7	$193.4
Washington National	27.2	29.1	75.9	87.9
Colonial Penn	7.8	7.4	20.7	23.5
Other CNO Business	(24.4)	(7.5)	(17.5)	(13.9)
Corporate Operations, excluding corporate interest expense	(12.3)	(7.4)	(29.1)	(24.9)
EBIT	93.8	107.0	262.7	266.0
Corporate interest expense	(20.0)	(24.0)	(59.3)	(61.6)
Income before loss on extinguishment or modification of debt, net realized investment losses and taxes	73.8	83.0	203.4	204.4
Tax expense on operating income	26.7	28.7	73.2	71.8

Net operating income	47.1	54.3	130.2	132.6

Loss on extinguishment or modification of debt, net of income taxes	-	-	(1.8)	(6.1)
Net realized investment gains (losses) (net of related amortization and taxes and the establishment of a valuation allowance for deferred tax assets related to such losses)	2.3	(18.9)	(12.0)	(39.0)

Net income before valuation allowance for deferred tax assets	49.4	35.4	116.4	87.5

Valuation allowance for deferred tax assets (excluding the establishment of a valuation allowance for realized investment losses)	-	(20.0)	-	(20.0)

Net income applicable to common stock	$49.4	$15.4	$116.4	$67.5
Per diluted share:
Net operating income	$.16	$.29	$.46	$.71
Loss on extinguishment or modification of debt, net of income taxes	-	-	-	(.03)
Net realized investment gains (losses), net of related amortization and taxes	.01	(.10)	(.04)	(.21)
Increase in valuation allowance for deferred tax assets	-	(.11)	-	(.11)

Net income	$.17	$.08	$.42	$.36
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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Income (loss) before net realized investment gains (losses), net of related amortization, and income taxes (a non-GAAP measure) (a):
Bankers Life	$95.5	$85.4	$212.7	$193.4
Washington National	27.2	29.1	75.9	87.9
Colonial Penn	7.8	7.4	20.7	23.5
Other CNO Business	(24.4)	(7.5)	(17.5)	(13.9)
Corporate operations	(32.3)	(31.4)	(91.1)	(96.0)

	73.8	83.0	200.7	194.9

Net realized investment gains (losses), net of related amortization:
Bankers Life	16.9	(16.6)	3.6	(32.3)
Washington National	(2.3)	1.6	(3.5)	1.5
Colonial Penn	2.0	1.5	2.5	2.7
Other CNO Business	(11.7)	(1.0)	(17.0)	(.9)
Corporate operations	(1.4)	(4.4)	(4.1)	(10.0)

	3.5	(18.9)	(18.5)	(39.0)

Income (loss) before income taxes:
Bankers Life	112.4	68.8	216.3	161.1
Washington National	24.9	30.7	72.4	89.4
Colonial Penn	9.8	8.9	23.2	26.2
Other CNO Business	(36.1)	(8.5)	(34.5)	(14.8)
Corporate operations	(33.7)	(35.8)	(95.2)	(106.0)

Income before income taxes	$77.3	$64.1	$182.2	$155.9
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premium collections:
Annuities	$265.8	$284.7	$771.1	$862.2
Medicare supplement and other supplemental health	333.4	440.7	1,012.9	1,286.5
Life	54.8	63.2	153.4	167.4

Total collections	$654.0	$788.6	$1,937.4	$2,316.1

Average liabilities for insurance products:
Annuities:
Mortality based	$249.4	$249.3	$250.6	$251.0
Fixed index	1,871.3	1,529.5	1,775.4	1,473.4
Deposit based	4,905.2	4,834.1	4,905.4	4,755.6
Medicare supplement and other supplemental health	4,376.8	4,143.3	4,330.0	4,094.6
Life:
Interest sensitive	414.0	403.6	411.3	400.2
Non-interest sensitive	363.4	432.6	347.2	414.7

Total average liabilities for insurance products, net of reinsurance ceded	$12,180.1	$11,592.4	$12,019.9	$11,389.5

Revenues:
Insurance policy income	$405.1	$493.1	$1,202.0	$1,482.2
Net investment income:
General account invested assets	182.4	162.2	531.6	477.8
Fixed index products	21.9	33.6	18.7	17.6
Other special-purpose portfolios	4.2	3.8	4.6	10.0
Fee revenue and other income	3.6	2.4	8.6	5.4

Total revenues	617.2	695.1	1,765.5	1,993.0

Expenses:
Insurance policy benefits	341.8	412.1	1,036.6	1,264.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	43.3	46.8	131.2	140.9
Fixed index products	17.0	29.1	33.5	36.8
Amortization related to operations	76.4	74.5	214.0	213.2
Other operating costs and expenses	43.2	47.2	137.5	144.1

Total benefits and expenses	521.7	609.7	1,552.8	1,799.6

Income before net realized investment gains (losses), net of related amortization, and income taxes	95.5	85.4	212.7	193.4

Net realized investment gains (losses)	18.3	(17.9)	5.0	(34.7)
Amortization related to net realized investment gains (losses)	(1.4)	1.3	(1.4)	2.4

Net realized investment gains (losses), net of related amortization	16.9	(16.6)	3.6	(32.3)

Income before income taxes	$112.4	$68.8	$216.3	$161.1

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$296.8	$362.3	$911.5	$1,135.0
Benefit ratio (a)	86.4%	85.5%	88.3%	87.4%

Medicare supplement:
Insurance policy benefits	$123.8	$119.9	$380.2	$349.5
Benefit ratio (a)	69.5%	72.4%	71.0%	70.4%

PDP:
Insurance policy benefits	$12.4	$11.0	$46.1	$55.5
Benefit ratio (a)	64.4%	68.0%	80.9%	88.9%

PFFS:
Insurance policy benefits	$(6.9)	$69.2	$(16.3)	$252.6
Benefit ratio (a)	N/A	75.3%	N/A	88.0%

Long-term care:
Insurance policy benefits	$167.5	$162.2	$501.5	$477.4
Benefit ratio (a)	114.2%	108.3%	113.9%	105.5%
Interest-adjusted benefit ratio (b)	73.2%	70.4%	73.5%	68.5%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $60.1 million and $56.8 million in the three months ended September 30, 2010 and 2009, respectively, and $177.9 million and $167.6 million in the nine months ended September 30, 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $654.0 million in the third quarter of 2010, down 17 percent from 2009, and were $1,937.4 million in the first nine months of 2010, down 16 percent from 2009.  Premium collections include $(.3) million and $95.7 million in the third quarters of 2010 and 2009, respectively, and $1.0 million and $290.5 million in the first nine months of 2010 and 2009, respectively, of premiums collected pursuant to the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $12.2 billion in the third quarter of 2010, up 5.1 percent from 2009, and were $12.0 billion in the first nine months of 2010, up 5.5 percent from 2009.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  Insurance policy income includes $91.8 million and $287.1 million in the three and nine months ended September 30, 2009, respectively, of premium income from the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $182.4 million in the third quarter of 2010, up 12 percent from 2009, and was $531.6 million in the first nine months of 2010, up 11 percent from 2009.  The average balance of general account invested assets was $12.3 billion and $11.5 billion in the third quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.95 percent and 5.66 percent in the third quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $12.1 billion and $11.3 billion in the first nine months of 2010 and 2009, respectively.  The average yield on these assets was 5.88 percent and 5.64 percent in the first nine months of 2010 and 2009, respectively.  The increase in general account invested assets is primarily due to sales of our annuity and health products in recent periods.  The increase in average yield reflects our investment in higher yielding securities as a higher amount of short-term investments were held in the first nine months of 2009.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products.  Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products were $11.9 million and $29.1 million in the third quarters of 2010 and 2009, respectively, and were $(8.0) million and $25.2 million in the first nine months of 2010 and 2009, respectively.  Net investment income related to fixed index products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to fixed index products.  Such trading account income (loss) was $10.0 million and $4.5 million in the third quarters of 2010 and 2009, respectively, and was $26.7 million and $(7.6) million in the first nine months of 2010 and 2009, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $3.9 million and $3.8 million in the third quarters of 2010 and 2009, respectively, and $4.3 million and $7.1 million in the first nine months of 2010 and 2009, respectively.  We also recognized a death benefit of $2.9 million in the second quarter of 2009.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $7.8 million and $5.1 million in the first nine months of 2010 and 2009, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 72.5 percent and 71.4 percent in the first nine months of 2010 and 2009, respectively.  The increase in the benefit ratios reflects unfavorable claims experience.

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $6.9 million and $5.2 million in the third quarters of 2010 and 2009, respectively, and were $10.9 million and $6.9 million in the first nine months of 2010 and 2009, respectively.  Insurance margins on the PFFS business were $6.5 million and $22.7 million in the third quarters of 2010 and 2009, respectively, and were $15.5 million and $34.6 million in the first nine months of 2010 and 2009, respectively.  The margin in the third quarter of 2009 reflects increases in our share of risk adjustment premium payments made by the Centers for Medicare and Medicaid Services.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 114.2 percent and 108.3 percent in the third quarters of 2010 and 2009, respectively, and 113.9 percent and 105.5 percent in the first nine months of 2010 and 2009, respectively.  The interest-adjusted benefit ratio on this business was 73.2 percent and 70.4 percent in the third quarters of 2010 and 2009, respectively, and 73.5 percent and 68.5 percent in the first nine months for 2010 and 2009, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies (deficiencies) from prior years of $20.6 million and $(.6) million in the first nine months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies (deficiencies), our benefit ratios would have been 118.5 percent and 105.4 percent in the first nine months of 2010 and 2009, respectively.  The benefit ratio for the first nine months of 2009 reflected a reduction in liabilities for insurance products of approximately $33.1 million ($11.1 million in the third quarter of 2009) due to our estimates of:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the reserves related to waiver of premium benefits to reflect the higher premiums after the rate increase.  The aforementioned reduction in liabilities was partially offset by increased amortization of insurance acquisition costs of $3.9 million ($1.0 million in the third quarter of 2009) resulting from the increase in lapses.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment.  In the fourth quarter of 2009, additional filings were initiated in states that had not granted approval of the full amount of the previous rate increase requests.  Approximately $9 million of additional rate increases have been approved as of September 30, 2010.  In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  The projected financial impact is estimated to be between $22 million and $27 million after approval from all states and the rate increases are implemented.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $43.3 million in the third quarter of 2010, down 7.5 percent from 2009, and were $131.2 million in the first nine months of 2010, down 6.9 percent from 2009.  The weighted average crediting rate for these products was 3.3 percent and 3.6 percent in the third quarters of 2010 and 2009, respectively, and 3.3 percent and 3.6 percent in the first nine months of 2010 and 2009, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits.  Deferred acquisition costs and the present value of future profits are collectively referred to as “insurance acquisition costs.”  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $76.4 million and $74.5 million in the third quarters of 2010 and 2009, respectively, and was $214.0 million and $213.2 million in the first nine months of 2010 and 2009, respectively.  We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest.  During the first nine months of 2009, amortization expense related to annuities decreased by $5.9 million due to this limitation.

Other operating costs and expenses in our Bankers Life segment were $43.2 million in the third quarter of 2010, down 8.5 percent from 2009, and were $137.5 million in the first nine months of 2010, down 4.6 percent from 2009.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Expenses related to the marketing and quota-share agreements with Coventry	$2.7	$6.2	$10.8	$20.9
Commission expense	3.7	4.6	12.0	13.2
Other operating expenses	36.8	36.4	114.7	110.0

Total	$43.2	$47.2	$137.5	$144.1

Net realized investment losses fluctuate each period.  During the first nine months of 2010, net realized investment gains in this segment included $40.2 million of net gains from the sales of investments (primarily fixed maturities) and $35.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($31.6 million, prior to the $(3.6) million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first nine months of 2009, net realized investment losses in this segment included $44.9 million of net gains from the sales of investments (primarily fixed maturities) and $79.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($149.5 million, prior to the $69.9 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $1.4 million and $(1.3) million in the third quarters of 2010 and 2009, respectively, and $1.4 and $(2.4) million in the first nine months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Premium collections:
Medicare supplement and other supplemental health	$140.7	$144.5	$422.0	$422.3
Life	3.8	8.4	12.0	25.8

Total collections	$144.5	$152.9	$434.0	$448.1

Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,432.4	$2,525.9	$2,482.7	$2,515.5
Non-interest sensitive life	207.8	340.3	207.0	432.7

Total average liabilities for insurance products, net of reinsurance ceded	$2,640.2	$2,866.2	$2,689.7	$2,948.2
Revenues:
Insurance policy income	$144.9	$149.7	$435.0	$451.0
Net investment income:
General account invested assets	46.2	47.8	137.5	145.6
Trading account income related to reinsurer accounts	1.6	3.7	3.5	4.8
Change in value of embedded derivatives related to modified coinsurance agreements	(1.4)	(3.5)	(3.3)	(6.0)
Fee revenue and other income	.3	.5	.8	1.6

Total revenues	191.6	198.2	573.5	597.0

Expenses:
Insurance policy benefits	112.4	115.6	341.6	350.9
Amortization related to operations	14.4	12.9	42.3	42.1
Other operating costs and expenses	37.6	40.6	113.7	116.1

Total benefits and expenses	164.4	169.1	497.6	509.1

Income before net realized investment gains (losses) and income taxes	27.2	29.1	75.9	87.9

Net realized investment gains (losses)	(2.3)	1.6	(3.5)	1.5

Income before income taxes	$24.9	$30.7	$72.4	$89.4

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$108.8	$104.8	$327.9	$322.5
Benefit ratio (a)	77.2%	74.1%	77.7%	75.7%

Medicare supplement:
Insurance policy benefits	$26.2	$30.5	$80.0	$95.1
Benefit ratio (a)	67.0%	68.2%	66.2%	68.9%

Supplemental health:
Insurance policy benefits	$81.8	$72.9	$244.9	$223.1
Benefit ratio (a)	81.3%	76.6%	82.3%	78.6%
Interest-adjusted benefit ratio (b)	50.5%	42.9%	50.6%	45.0%

Other health:
Insurance policy benefits	$.8	$1.4	$3.0	$4.3
Benefit ratio (a)	70.6%	99.2%	82.4%	105.0%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Washington National’s supplemental health products by dividing such product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.The investment income earned on the accumulated assets backing the supplemental health reserves was $30.9 million and $32.0 million in the three months ended September 30, 2010 and 2009, respectively, and $94.1 million and $95.6 million in the nine months ended September 30, 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $144.5 million in the third quarter of 2010, down 5.5 percent from 2009, and were $434.0 million in the first nine months of 2010, down 3.1 percent from 2009.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in the third quarter of 2010, down 7.9 percent from 2009, and were $2.7 billion in the first nine months of 2010, down 8.8 percent from 2009.  The decrease in such liabilities was primarily due to the coinsurance transaction with Wilton Re completed in September 2009 and policyholder redemptions and lapses exceeding new sales.

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

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $46.2 million in the third quarter of 2010, down 3.3 percent from 2009, and was $137.5 million in the first nine months of 2010, down 5.6 percent from 2009.  The average balance of general account invested assets was $3.0 billion and $3.4 billion in the third quarters of 2010 and 2009, respectively.  The average yield on these assets was 6.09 percent and 5.63 percent in the third quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $3.1 billion and $3.4 billion in the first nine months of 2010 and 2009, respectively.  The average yield on these assets was 5.92 percent and 5.72 percent in the first nine months of 2010 and 2009, respectively.  The increase in yield in the 2010 periods primarily resulted from shifts among asset classes to increase income and from bond prepayment income.  Prepayment income was $.4 million and $(.9) million in the third quarters of 2010 and 2009, respectively, and $1.9 million and $(.2) million in the first nine months of 2010 and 2009, respectively.

Trading account income related to reinsurer accounts represents the income on trading securities which are held to act as hedges for embedded derivatives related to certain modified coinsurance agreements.  The income on our trading account securities is designed to substantially offset the change in value of embedded derivatives related to modified coinsurance agreements described below.

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

The benefit ratios on Washington National’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $4.0 million and $4.6 million in the first nine months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 69.5 percent and 72.2 percent in the first nine months of 2010 and 2009, respectively.  The decrease in the benefit ratios in the 2010 periods is primarily due to favorable claim development.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $12.9 million and $14.2 million in the third quarters of 2010 and 2009, respectively, and were $40.9 million and $42.9 million in the first nine months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National’s supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $18.8 million and $22.3 million in the third quarters of 2010 and 2009, respectively, and were $52.8 million and $60.6 million in the first nine months of 2010 and 2009, respectively.  The fluctuation in margin is primarily related to changes in incurred claims, partially offset by higher insurance policy income in the 2010 periods.
The benefit ratios on Washington National’s other health products are subject to fluctuations due to the smaller size of these blocks of business.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the present value of future profits.  A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

Other operating costs and expenses were $37.6 million in the third quarter of 2010, down 7.4 percent from 2009, and were $113.7 million in the first nine months of 2010, down 2.1 percent from 2009.  Other operating costs and expenses include commission expense of $15.5 million and $15.3 million in the third quarters of 2010 and 2009, respectively, and $48.6 million and $48.5 million in the first nine months of 2010 and 2009, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2010, net realized investment losses in this segment included $7.8 million of net gains from the sales of investments (primarily fixed maturities) and $11.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($11.4 million, prior to the $.1 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first nine months of 2009, net realized investment losses included $25.0 million of net gains from the sales of investments (primarily fixed maturities) and $23.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($54.8 million, prior to the $31.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Premium collections:
Life	$46.9	$45.6	$140.9	$138.4
Supplemental health	1.5	1.8	4.8	5.8

Total collections	$48.4	$47.4	$145.7	$144.2

Average liabilities for insurance products:
Annuities-mortality based	$79.2	$81.0	$79.5	$82.1
Supplemental health	17.5	18.8	17.7	19.2
Life:
Interest sensitive	21.1	23.0	21.5	23.5
Non-interest sensitive	580.3	568.4	578.4	568.7

Total average liabilities for insurance products, net of reinsurance ceded	$698.1	$691.2	$697.1	$693.5

Revenues:
Insurance policy income	$48.8	$48.4	$146.3	$148.2
Net investment income:
General account invested assets	9.9	9.5	29.3	29.1
Fee revenue and other income	.2	.2	.5	.6

Total revenues	58.9	58.1	176.1	177.9

Expenses:
Insurance policy benefits	36.1	34.7	107.7	106.8
Amounts added to annuity and interest-sensitive life product account balances	.3	.3	.8	.8
Amortization related to operations	7.0	8.4	24.5	24.8
Other operating costs and expenses	7.7	7.3	22.4	22.0

Total benefits and expenses	51.1	50.7	155.4	154.4

Income before net realized investment gains and income taxes	7.8	7.4	20.7	23.5

Net realized investment gains	2.0	1.5	2.5	2.7

Income before income taxes	$9.8	$8.9	$23.2	$26.2

Total premium collections in the 2010 periods were comparable to the same periods in 2009.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  In the first nine months of 2009, insurance policy income includes the recognition of a $3.4 million (of which $.4 million was recognized in the third quarter of 2009) final distribution and commutation amount following the termination of a group insurance pool that Colonial Penn previously participated in.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) in the 2010 periods was comparable to the same periods in 2009.  The average balance of general account invested assets was $661.9 million and $661.4 million in the third quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.99 percent and 5.76 percent in the third quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $659.2 million and $660.8 million in the first nine months of 2010 and 2009, respectively.  The average yield on these assets was 5.92 percent and 5.87 percent in the first nine months of 2010 and 2009, respectively.

Insurance policy benefits in the 2010 periods were comparable to the same periods in 2009.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs in the Colonial Penn segment are amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Such amounts were generally consistent with the related premium revenue and gross profits for such periods and the assumptions we made when we established the present value of future profits.  A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.

Other operating costs and expenses in the 2010 periods were comparable to the same periods in 2009.

Net realized investment gains fluctuate each period.  During the first nine months of 2010, net realized investment gains in this segment included $3.7 million of net gains from the sales of investments (primarily fixed maturities) and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($1.5 million, prior to $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first nine months of 2009, net realized investment gains in this segment included $6.7 million of net gains from the sales of investments (primarily fixed maturities) and $4.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($4.5 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Premium collections:
Annuities	$3.6	$25.2	$12.9	$67.0
Other health	7.6	8.4	24.2	26.1
Life	47.8	51.9	144.9	161.3

Total collections	$59.0	$85.5	$182.0	$254.4

Average liabilities for insurance products:
Annuities:
Mortality based	$209.8	$214.5	$210.9	$215.8
Fixed index	705.5	751.9	725.7	787.3
Deposit based	705.0	652.1	661.6	670.2
Separate accounts	16.2	19.0	16.5	18.1
Other health	479.4	485.7	480.2	486.9
Life:
Interest sensitive	2,581.0	2,727.6	2,594.0	2,831.5
Non-interest sensitive	831.2	856.6	838.6	868.0

Total average liabilities for insurance products, net of reinsurance ceded	$5,528.1	$5,707.4	$5,527.5	$5,877.8

Revenues:
Insurance policy income	$75.7	$80.8	$223.7	$264.7
Net investment income:
General account invested assets	88.0	86.7	264.3	270.8
Fixed index products	6.2	11.0	3.6	3.6
Trading account income related to policyholder accounts	2.3	4.5	1.6	6.8

Total revenues	172.2	183.0	493.2	545.9

Expenses:
Insurance policy benefits	110.4	91.0	285.0	285.7
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	32.4	35.0	96.2	106.0
Fixed index products	6.3	18.1	17.4	24.8
Amortization related to operations	20.7	18.9	36.5	60.3
Interest expense on investment borrowings	5.1	5.1	15.1	15.5
Other operating costs and expenses	21.7	22.4	60.5	67.5

Total benefits and expenses	196.6	190.5	510.7	559.8

Loss before net realized investment losses, net of related amortization, and income taxes	(24.4)	(7.5)	(17.5)	(13.9)

Net realized investment losses	(13.0)	(1.1)	(17.9)	(3.0)
Amortization related to net realized investment gains (losses)	1.3	.1	.9	2.1
Net realized investment losses, net of related amortization	(11.7)	(1.0)	(17.0)	(.9)

Loss before income taxes	$(36.1)	$(8.5)	$(34.5)	$(14.8)

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Health benefit ratios:
All health lines:
Insurance policy benefits	$15.5	$13.1	$47.0	$46.9
Benefit ratio (a)	192.0%	150.6%	190.8%	176.6%

Long-term care:
Insurance policy benefits	$15.1	$12.2	$45.5	$44.4
Benefit ratio (a)	201.7%	154.2%	200.5%	182.6%
Interest-adjusted benefit ratio (b)	116.9%	73.8%	113.8%	103.4%

Other health:
Insurance policy benefits	$.4	$.9	$1.5	$2.5
Benefit ratio (a)	69.4%	112.3%	78.4%	112.3%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Other CNO Business long-term care products by dividing such product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the long-term care reserves was $6.4 million and $6.3 million in the three months ended September 30, 2010 and 2009, respectively, and $19.7 million and $19.2 million in the nine months ended September, 2010 and 2009, respectively.

Total premium collections were $59.0 million in the third quarter of 2010, down 31 percent from 2009, and were $182.0 million in the first nine months of 2010, down 28 percent from 2009.  The decrease in collected premiums was primarily due to lower sales of fixed index annuities and lower life insurance premiums subsequent to the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $5.5 billion in the third quarter of 2010, down 3.1 percent from 2009, and were $5.5 billion in the first nine months of 2010, down 6.0 percent from 2009.  The

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

decrease in such liabilities was primarily due to the coinsurance transaction with Wilton Re completed in September 2009 and policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.  The decrease in insurance policy income is primarily due to lower premiums and policyholder charges from our life insurance block, including the impact of the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $88.0 million in the third quarter of 2010, up 1.5 percent from 2009, and was $264.3 million in the first nine months of 2010, down 2.4 percent from 2009.  The average balance of general account invested assets was $6.1 billion and $6.2 billion in the third quarters of 2010 and 2009, respectively.  The average yield on these assets was 5.76 percent and 5.63 percent in the third quarters of 2010 and 2009, respectively.  The average balance of general account invested assets was $6.1 billion and $6.3 billion in the first nine months of 2010 and 2009, respectively.  The average yield on these assets was 5.81 percent and 5.72 percent in the first nine months of 2010 and 2009, respectively.  The reduction in average invested assets was primarily due to the coinsurance transaction with Wilton Re completed in September 2009.  The increase in yield in the 2010 periods primarily resulted from shifts among asset classes to increase income, and from bond prepayment income.  Prepayment income was $.7 million and $(.9) million in the third quarters of 2010 and 2009, respectively, and $4.0 million and $(1.4) million in the first nine months of 2010 and 2009, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products.  Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products were $4.4 million and $10.0 million in the third quarters of 2010 and 2009, respectively, and were $(1.7) million and $7.5 million in the first nine months of 2010 and 2009, respectively.  Net investment income related to fixed index products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to fixed index products.  Such trading account income (loss) was $1.8 million and $1.0 million in the third quarters of 2010 and 2009, respectively, and was $5.3 million and $(3.9) million in the first nine months of 2010 and 2009, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

Trading account income related to policyholder accounts represents the income on investments backing the market strategies of certain annuity products which provide for different rates of cash value growth based on the experience of a particular market strategy.  The income on our trading account securities is designed to substantially offset certain amounts included in insurance policy benefits related to the aforementioned annuity products.

Insurance policy benefits were affected by a number of items as summarized below.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 201.7 percent and 154.2 percent in the third quarters of 2010 and 2009, respectively, and was 200.5 percent and 182.6 percent in the first nine months of 2010 and 2009, respectively.  Benefit ratios are calculated by dividing the product’s insurance policy benefits by insurance policy income.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $1.0 million and $1.7 million in the first nine months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 196.1 percent and 175.6 percent in the first nine months of 2010 and 2009, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

changes in policy income.  The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 113.8 percent and 103.4 percent in the first nine months of 2010 and 2009, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 109.4 percent and 96.4 percent in the first nine months of 2010 and 2009, respectively.

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

The benefit ratios on Other CNO Business segment’s other products are subject to fluctuations due to the smaller size of these blocks of business.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $32.4 million in the third quarter of 2010, down 7.4 percent from 2009, and were $96.2 million in the first nine months of 2010, down 9.2 percent from 2009.  The decrease was primarily due to a smaller block of annuity and interest-sensitive life business inforce due to lapses exceeding new sales in recent periods and the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.  The weighted average crediting rates for these products was 4.0 percent and 4.1 percent in the first nine months of 2010 and 2009, respectively.

Amounts added to fixed index products generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  The assumptions we use to estimate our future gross profits and premiums involve significant judgment.  A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits.  Accordingly, the entire impact of adverse changes in our earlier estimates of future gross profits is generally reflected in earnings in the period such differences occur.

During the third quarter of 2010, we were required to recognize $13 million of additional amortization expense resulting from decreased projected future investment yields related to interest-sensitive insurance products.  Also in the third quarter of 2010, amortization increased by $6 million representing the write-off of the balance of the present value of future profits related to this segment’s long-term care insurance block.  Such write-off was based on actuarial studies indicating such balance was no longer expected to be recoverable from future profits.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the three months ended September 30, 2009, we were required to accelerate the amortization of insurance acquisition costs by approximately $9 million for the changes in two assumptions related to future profits from our universal life products.  The first change resulted in additional amortization expense of $2 million and relates to the assumption of when we will ultimately increase certain non-guaranteed premium rates related to the Lifetrend and CIUL3+ life insurance products.  Refer to the note to the consolidated financial statements entitled “Litigation and Other Legal Proceedings – Regulatory Examinations and Fines,” for additional information concerning these policies.  The second change resulted in additional amortization expense of $7 million and relates to the investment earnings assumption for the entire interest-sensitive block of life insurance business.  The future investment earnings assumptions were reduced by 7 basis points reflecting lower portfolio earnings.

During the first half of 2009, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of fixed index annuities.  This block of business experienced higher than anticipated surrenders during the first half of 2009 and we increased our expected surrender assumptions in future periods.  These annuities also have a market value adjustment (“MVA”) feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits reduced our expectations on the profitability of this block to approximately break-even.  We recognized additional amortization of approximately $10.2 million in the first nine months of 2009 (none of which was recognized in the third quarter of 2009), related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $55 million related to these products at September 30, 2010.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

Interest expense on investment borrowings includes $5.1 million and $5.1 million of interest expense on collateralized borrowings in the third quarters of 2010 and 2009, respectively, and $14.8 million and $15.3 million in the first nine months of 2010 and 2009, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $21.7 million in the third quarter of 2010, down 3.1 percent from 2009, and were $60.5 million in the first nine months of 2010, down 10 percent from 2009.  Other operating costs and expenses include commission expense of $1.3 million and $2.1 million in the third quarters of 2010 and 2009, respectively, and $4.0 million and $6.7 million in the first nine months of 2010 and 2009, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2010, net realized investment losses in this segment included $3.9 million of net gains from the sales of investments (primarily fixed maturities) and $21.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($22.1 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During the first nine months of 2009, net realized investment gains included $40.7 million of net gains from the sales of investments (primarily fixed maturities) and $43.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($101.9 million, prior to the $58.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $1.3 million and $.1 million in the third quarters of 2010 and 2009, respectively, and $.9 million and $2.1 million in the first nine months of 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Corporate operations:
Interest expense on corporate debt	$(20.0)	$(24.0)	$(59.3)	$(61.6)
Net investment income (loss):
General account invested assets	-	.1	.1	.3
Other special-purpose portfolios	3.4	.5	.4	(.2)
Fee revenue and other income	.4	.9	1.3	2.3
Net operating results of variable interest entities	1.9	.1	5.4	-
Loss on extinguishment or modification of debt	-	-	(2.7)	(9.5)
Other operating costs and expenses	(18.0)	(9.0)	(36.3)	(27.3)

Loss before net realized investment losses and income taxes	(32.3)	(31.4)	(91.1)	(96.0)

Net realized investment losses	(1.4)	(4.4)	(4.1)	(10.0)

Loss before income taxes	$(33.7)	$(35.8)	$(95.2)	$(106.0)

Interest expense on corporate debt has been impacted by:  (i) an amendment to our Senior Credit Agreement in 2009; (ii) repayments in 2009 pursuant to our Senior Credit Agreement; (iii) completion of a cash tender offer in 2009 for $176.5 million aggregate principal amount of the 3.5% Debentures; (iv) the repurchase of 3.5% debentures; and (v) the issuance of 7.0% Debentures.  Our average corporate debt outstanding was $1,045.1 million and $1,293.5 million during the first nine months of 2010 and 2009, respectively.  The average interest rate on our debt was 7.2 percent and 5.4 percent during the first nine months of 2010 and 2009, respectively.

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

Loss on extinguishment or modification of debt in the 2010 periods represents the write-off of unamortized discount and issuance costs associated with the repurchases of 3.5% Debentures as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”  The loss on extinguishment or modification of debt in the first nine months of 2009, reflects fees incurred in conjunction with the modification to our Senior Credit Agreement.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) often fluctuate each period.  During the first nine months of 2010, net realized investment losses recognized by VIEs included $.9 million of net losses from the sales of investments (primarily fixed maturities) and $3.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2009, net realized investment losses included $3.5 million of net gains from the sale of investments (of which $1.3 million were losses recognized by a VIE) and $13.5 million of writedowns (all of which were recognized by a VIE) due to other-than-temporary declines in value on certain securities.

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

Our insurance segments sell products through three primary distribution channels — career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Washington National segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities.  These agents visit the customer’s home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of “graded benefit life” and simplified issue life insurance policies which are sold directly to the policyholder.  Our independent producer distribution channel in the Washington National segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.  Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.  Our independent producer distribution channel sells primarily supplemental health and Medicare supplement insurance policies, universal life insurance and annuities.  Washington National also markets its products through Performance Matters Associates, Inc., a wholly owned subsidiary that specializes in marketing and distributing health products.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premiums collected by product:

Annuities:
Fixed index (first-year)	$146.3	$88.4	$397.2	$252.3

Other fixed rate (first-year)	118.4	195.6	370.6	607.5
Other fixed rate (renewal)	1.1	.7	3.3	2.4
Subtotal - other fixed rate annuities	119.5	196.3	373.9	609.9

Total annuities	265.8	284.7	771.1	862.2

Health:
Medicare supplement (first-year)	29.3	22.7	85.9	63.5
Medicare supplement (renewal)	140.8	146.2	429.6	416.4
Subtotal - Medicare supplement	170.1	168.9	515.5	479.9
Long-term care (first-year)	5.7	2.9	16.0	11.8
Long-term care (renewal)	139.3	151.4	425.1	440.3
Subtotal - long-term care	145.0	154.3	441.1	452.1
PDP and PFFS (first year)	.6	31.2	2.7	69.6
PDP and PFFS (renewal)	15.0	83.2	45.1	275.9
Subtotal – PDP and PFFS	15.6	114.4	47.8	345.5
Other health (first-year)	.5	.7	1.6	2.0
Other health (renewal)	2.2	2.4	6.9	7.0
Subtotal - other health	2.7	3.1	8.5	9.0

Total health	333.4	440.7	1,012.9	1,286.5

Life insurance:
First-year	25.8	23.4	70.8	59.6
Renewal	29.0	39.8	82.6	107.8

Total life insurance	54.8	63.2	153.4	167.4

Collections on insurance products:
Total first-year premium collections on insurance products	326.6	364.9	944.8	1,066.3
Total renewal premium collections on insurance products	327.4	423.7	992.6	1,249.8

Total collections on insurance products	$654.0	$788.6	$1,937.4	$2,316.1

Annuities in this segment include fixed index and other fixed rate annuities sold to the senior market.  Annuity collections in this segment decreased 6.6 percent, to $265.8 million, in the third quarter of 2010, and 11 percent, to $771.1 million, in the first nine months of 2010, as compared to the same periods in 2009.  The change in mix of premium collections between our fixed index products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.  In addition, premium collections from Bankers Life’s fixed annuity products decreased in the 2010 periods as low new money interest rates resulted in a reduction to the bonus on our bonus interest annuity.  A new product, which provides more flexibility in setting the bonus interest rate was launched in early 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, Medicare Part D contracts, PFFS contracts, long-term care and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased .7 percent, to $170.1 million, in the third quarter of 2010, and 7.4 percent, to $515.5 million, in the first nine months of 2010, as compared to the same periods in 2009.

Premiums collected on Bankers Life’s long-term care policies decreased 6.0 percent, to $145.0 million, in the third quarter of 2010, and 2.4 percent, to $441.1 million, in the first nine months of 2010, as compared to the same periods in 2009.  The decreases in 2010 were primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  In the third quarter of 2009, Bankers Life began offering Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on PFFS business were $(.3) million and $95.7 million in the third quarters of 2010 and 2009, respectively, and were $1.0 million and $290.5 million in the first nine months of 2010 and 2009, respectively.  The PFFS premiums recognized in 2010 relate to adjustments to prior year contracts.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment decreased 13 percent, to $54.8 million, in the third quarter of 2010, and 8.4 percent, to $153.4 million, in the first nine months of 2010, as compared to the same periods in 2009.  Collected premiums have been impacted by the reinsurance agreement with Wilton Re completed in the fourth quarter of 2009.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premiums collected by product:

Health:
Medicare supplement (first-year)	$.7	$2.2	$3.0	$5.6
Medicare supplement (renewal)	37.2	44.7	114.3	128.5
Subtotal - Medicare supplement	37.9	46.9	117.3	134.1
Supplemental health (first-year)	13.0	11.8	38.6	33.1
Supplemental health (renewal)	88.5	84.4	262.7	251.2
Subtotal – supplemental health	101.5	96.2	301.3	284.3
Other health (all renewal)	1.3	1.4	3.4	3.9

Total health	140.7	144.5	422.0	422.3

Life insurance:
First-year	.1	.2	.4	.6
Renewal	3.7	8.2	11.6	25.2

Total life insurance	3.8	8.4	12.0	25.8

Collections on insurance products:

Total first-year premium collections on insurance products	13.8	14.2	42.0	39.3
Total renewal premium collections on insurance products	130.7	138.7	392.0	408.8

Total collections on insurance products	$144.5	$152.9	$434.0	$448.1

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 19 percent, to $37.9 million, in the third quarter of 2010, and 13 percent, to $117.3 million, in the first nine months of 2010, as compared to the same periods in 2009.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.5 percent, to $101.5 million, in the third quarter of 2010, and 6.0 percent, to $301.3 million, in the first nine months of 2010, as compared to the same periods in 2009.  Such increases are due to higher new sales and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected decreased 55 percent, to $3.8 million, in the third quarter of 2010, and 53 percent, to $12.0 million, in the first nine months of 2010, compared to the same periods in 2009, reflecting the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premiums collected by product:

Life insurance:
First-year	$8.1	$7.9	$24.1	$25.5
Renewal	38.8	37.7	116.8	112.9

Total life insurance	46.9	45.6	140.9	138.4

Health (all renewal):
Medicare supplement	1.4	1.8	4.5	5.4
Other health	.1	-	.3	.4

Total health	1.5	1.8	4.8	5.8

Collections on insurance products:

Total first-year premium collections on insurance products	8.1	7.9	24.1	25.5
Total renewal premium collections on insurance products	40.3	39.5	121.6	118.7

Total collections on insurance products	$48.4	$47.4	$145.7	$144.2

Life products in this segment are sold primarily to the senior market.  Life premiums collected in the 2010 periods were slightly higher than the same periods in 2009.  Graded benefit life products sold through our direct response marketing channel accounted for $45.9 million and $44.1 million of our total collected premiums in the third quarters of 2010 and 2009, respectively, and $138.0 million and $133.1 million in the first nine months of 2010 and 2009, respectively.

Health products include Medicare supplement and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.  Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Premiums collected by product:

Annuities:
Fixed index (first-year)	$2.4	$22.9	$7.9	$61.1
Fixed index (renewal)	.9	1.5	3.6	4.3
Subtotal - fixed index annuities	3.3	24.4	11.5	65.4
Other fixed rate (first-year)	.2	.5	.9	.7
Other fixed rate (renewal)	.1	.3	.5	.9
Subtotal - other fixed rate annuities	.3	.8	1.4	1.6

Total annuities	3.6	25.2	12.9	67.0

Health:
Long-term care (all renewal)	7.1	7.6	22.3	24.0
Other health (all renewal)	.5	.8	1.9	2.1

Total health	7.6	8.4	24.2	26.1

Life insurance:
First-year	.6	.6	1.9	1.2
Renewal	47.2	51.3	143.0	160.1

Total life insurance	47.8	51.9	144.9	161.3

Collections on insurance products:

Total first-year premium collections on insurance products	3.2	24.0	10.7	63.0
Total renewal premium collections on insurance products	55.8	61.5	171.3	191.4

Total collections on insurance products	$59.0	$85.5	$182.0	$254.4

Annuities in this segment include fixed index and other fixed rate annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $3.6 million in the third quarter of 2010, compared to $25.2 million in the same period of 2009, and $12.9 million in the first nine months of 2010, compared to $67.0 million in the same period of 2009.

Health products in the Other CNO Business segment include long-term care and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

The long-term care premiums in this segment relate to blocks of business that we no longer market or underwrite.  As a result, we expect this segment’s long-term care premiums to continue to decline, reflecting additional policy lapses in the future, partially offset by premium rate increases.

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected decreased 7.9 percent, to $47.8 million, in the third quarter of 2010, and 10 percent, to $144.9 million, in the first nine months of 2010, compared to the same periods in 2009, reflecting the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2010, and December 31, 2009, was as follows (dollars in millions):

	September 30,	December 31,
	2010	2009
Total capital:
Corporate notes payable	$1,029.8	$1,037.4

Shareholders’ equity:
Common stock	2.5	2.5
Additional paid-in capital	4,421.6	4,408.8
Accumulated other comprehensive income (loss)	688.1	(264.3)
Accumulated deficit	(507.9)	(614.6)

Total shareholders’ equity	4,604.3	3,532.4

Total capital	$5,634.1	$4,569.8

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2010, and as of and for the year ended December 31, 2009:

	September 30,		December 31,
	2010		2009

Book value per common share	$18.34		$14.09
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	15.60		15.14

Ratio of earnings to fixed charges	1.57	X	1.38	X

Debt to total capital ratios:
Corporate debt to total capital (b)	18%		23%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	21%		21%
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Conseco Life and Bankers Life are members of the FHLB.  As members of the FHLB, Conseco Life and Bankers Life have the ability to borrow on a collateralized basis from FHLB.  Conseco Life and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a requirement of membership in the FHLB, and additional amounts based on the amount of collateralized borrowings.  At September 30, 2010, the carrying value of the FHLB common stock was $32.5 million.  As of September 30, 2010, collateralized borrowings totaled $650.0 million (of which $200.0 million was borrowed in the third quarter of 2010), and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $914.9 million at September 30, 2010, which are maintained in a custodial account for the benefit of the FHLB.  In early October 2010, Bankers Life borrowed an additional $250.0 million from the FHLB.  A portion of the collateral for the additional borrowings had been deposited in the custodial account for the benefit of the FHLB at September 30, 2010.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at September 30, 2010

$54.0	May 2012	Variable rate – 0.339%
37.0	July 2012	Fixed rate – 5.540%
13.0	July 2012	Variable rate – 0.588%
100.0	September 2015	Variable rate – 0.606%
100.0	September 2015	Variable rate – 0.557%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%

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

On March 23, 2010, A.M. Best affirmed the financial strength rating of “B” of our primary insurance subsidiaries, except Conseco Life, whose “B” rating was downgraded to “B-”.  A.M. Best also revised the outlook for the ratings of our primary insurance subsidiaries to stable from negative, except for Conseco Life, whose outlook of negative was affirmed.  A “stable” designation means that there is a low likelihood of a rating change due to stable financial market trends.  The “B” rating is assigned to companies that have a fair ability, in A.M. Best’s opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from “A++ (Superior)” to “F (In Liquidation)” and some companies are not rated.  An “A++” rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are six ratings above the “B” rating of our primary insurance subsidiaries, other than Conseco Life, and nine ratings that are below that rating.  There are seven ratings above the “B-” rating of Conseco Life and eight ratings that are below that rating.

On August 23, 2010, S&P affirmed the financial strength rating of “BB-” of our primary insurance subsidiaries and the outlook remained stable.  A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  Rating categories from “BB” to “CCC” are classified as “vulnerable”, and pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are twelve ratings above our “BB-” rating and eight ratings that are below our rating.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On May 26, 2010, Moody’s upgraded the financial strength ratings of our primary insurance subsidiaries to “Ba1” from “Ba2”.  Moody’s also revised the outlook for the ratings of our primary insurance subsidiaries to stable from positive.  A “stable” designation means that a rating is not likely to change.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba1” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future.  Moody’s has twenty-one possible ratings.  There are ten ratings above our “Ba1” rating and ten ratings that are below our rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At September 30, 2010, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $190 million (an increase of $60 million from June 30, 2010).  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries reflecting:  (i) the merger of Conseco Insurance Company and Conseco Health Insurance Company into Washington National as a result of regulatory approval received in October 2010; and (ii) an extraordinary dividend by Washington National to CDOC in the form of all outstanding shares of common stock of Conseco Life.

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $61.2 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of approximately 300% and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 320% at September 30, 2010.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

Interest on surplus debentures from Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 255% at September 30, 2010.  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At September 30, 2010, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life	$126.6	(a)
Colonial Penn	(245.1)	(b)
___________
(a)	Bankers Life paid ordinary dividends of $86.0 million to Conseco Life of Texas in the third quarter of 2010 and does not expect to pay any dividends for the remainder of 2010.
(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  In the first nine months of 2010, the cash dividends we received from our insurance subsidiaries exceeded capital contributions to such subsidiaries by $51.6 million.

The principal payments on our direct corporate obligations (including payments required under the Senior Credit Agreement, the Senior Note and the 7.0% Debentures) were as follows at September 30, 2010 (dollars in millions):

Remainder of 2010	$25.0
2011	60.0
2012	65.0
2013	602.1
2016	293.0

$1,045.1

Pursuant to the Senior Credit Agreement, as long as the debt to total capitalization ratio (as defined in the Senior Credit Agreement) is greater than 20 percent and certain insurance subsidiaries (as defined in the Senior Credit Agreement) have financial strength ratings of less than A- from A.M. Best, the Company is required to make mandatory prepayments with all or a portion of the proceeds from the following transactions or events including:  (i) the issuance of certain indebtedness; (ii) certain equity issuances; and (iii) certain asset sales or casualty events.  The Company’s debt to total capital ratio as defined in the Senior Credit Agreement was 21 percent at September 30, 2010 and the insurance subsidiaries subject to the aforementioned provision had financial strength ratings from A.M. Best below “A-”.  The Company may make optional prepayments at any time in minimum amounts of $3.0 million or any multiple of $1.0 million in excess thereof.

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and the other transactions will be sufficient to allow us to meet our debt service obligations, pay corporate expenses and satisfy other financial obligations.  However, our cash flow is be affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Under our Senior Credit Agreement, we have agreed to a number of covenants and other provisions that restrict our ability to engage in various financing transactions and pursue certain operating activities without the prior consent of the lenders.

The following chart summarizes:  (i) the most significant financial ratios and balances we must maintain pursuant to our Senior Credit Agreement; (ii) the current ratios and balances as of September 30, 2010; and (iii) the margins for adverse developments before such ratio or balance requirement is not met (dollars in millions):

		Balance or
		ratio as of	Margin for adverse
	Covenant under the	September 30,	development from
	Senior Credit Agreement	2010	September 30, 2010 levels

Aggregate risk-based capital ratio	Greater than or equal to 200% through December 31, 2010; greater than or equal to 225% from March 31, 2011 through December 31, 2011; and thereafter, greater than 250%.	320%
Reduction to total adjusted capital (defined as combined statutory capital and surplus plus the asset valuation reserve and 50 percent of the balance of the provision of policyholder dividends) of approximately $571 million, or an increase to required risk-based capital of approximately $285 million.

Combined statutory capital and surplus	Greater than $1,100 million through December 31, 2010; greater than $1,200 million from March 31, 2011 through December 31, 2011; and thereafter, $1,300 million.	$1,521 million	Reduction to combined statutory capital and surplus of approximately $421 million.

Debt to total capitalization ratio	Not more than 30%.	21%	Reduction to shareholders’ equity of approximately $1.4 billion or additional debt of $626 million.

Interest coverage ratio
Greater than or equal to 1.50 to 1 for rolling four quarters through December 31, 2010; greater than or equal to 1.75 to 1 for rolling four quarters from March 31, 2011 through December 31, 2011; and thereafter, 2.00 to 1.
		2.85 to 1	Reduction in cash flows to the holding company of approximately $101 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2010, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade (a):
Corporate securities	$13,208.6	$1,302.7	$(54.3)	$14,457.0
United States Treasury securities and obligations of United States government corporations and agencies	100.8	8.0	-	108.8
States and political subdivisions	1,439.5	62.5	(31.2)	1,470.8
Debt securities issued by foreign governments	.8	.1	-	.9
Asset-backed securities	559.1	10.1	(6.3)	562.9
Collateralized debt obligations	208.7	1.6	(2.2)	208.1
Commercial mortgage-backed securities	1,303.3	84.9	(19.0)	1,369.2
Mortgage pass-through securities	32.1	1.6	(.1)	33.6
Collateralized mortgage obligations	1,048.7	54.2	(16.4)	1,086.5

Total investment grade fixed maturities, available for sale	17,901.6	1,525.7	(129.5)	19,297.8

Below-investment grade (a):
Corporate securities	1,229.1	26.8	(61.8)	1,194.1
States and political subdivisions	4.8	-	(1.3)	3.5
Asset-backed securities	47.6	2.1	(.4)	49.3
Collateralized debt obligations	14.1	.2	-	14.3
Commercial mortgage-backed securities	2.9	-	(1.8)	1.1
Collateralized mortgage obligations	464.4	9.0	(26.0)	447.4

Total below-investment grade fixed maturities, available for sale	1,762.9	38.1	(91.3)	1,709.7

Total fixed maturities, available for sale	$19,664.5	$1,563.8	$(220.8)	$21,007.5

Equity securities	$40.7	$.9	$(.5)	$41.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale
The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2010 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Energy/pipelines	$2,106.1	10.0%	$7.3	3.3%
Utilities	2,024.1	9.6	1.3	.6
Collateralized mortgage obligations	1,533.9	7.3	42.4	19.2
States and political subdivisions	1,474.3	7.0	32.5	14.7
Commercial mortgage-backed securities	1,370.3	6.5	20.8	9.4
Insurance	1,301.0	6.2	11.8	5.4
Food/beverage	1,231.5	5.9	.6	.3
Healthcare/pharmaceuticals	1,213.0	5.8	.5	.2
Banks	945.7	4.5	30.0	13.6
Cable/media	873.7	4.2	7.8	3.6
Real estate/REITs	821.8	3.9	6.3	2.8
Capital goods	618.7	2.9	2.2	1.0
Asset-backed securities	612.2	2.9	6.7	3.0
Transportation	527.5	2.5	-	-
Aerospace/defense	468.1	2.2	-	-
Telecom	460.8	2.2	.8	.4
Building materials	444.2	2.1	4.0	1.8
Metals and mining	340.5	1.6	.2	.1
Brokerage	264.2	1.3	1.4	.6
Consumer products	250.3	1.2	1.4	.6
Entertainment/hotels	235.3	1.1	-	-
Chemicals	222.7	1.1	-	-
Collateralized debt obligations	222.4	1.1	2.2	1.0
Other	1,445.2	6.9	40.6	18.4

Total fixed maturities, available for sale	$21,007.5	100.0%	$220.8	100.0%

Below-Investment Grade Securities

At September 30, 2010, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,762.9 million, or 9.0 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,709.7 million, or 97 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Fixed maturity securities, available for sale:
Realized gains on sale	$100.8	$97.5	$212.4	$259.5
Realized losses on sale	(59.3)	(78.2)	(141.7)	(145.4)
Net impairment losses recognized in earnings	(4.8)	(23.4)	(27.6)	(127.8)

Net realized investment gains (losses) from fixed maturities	36.7	(4.1)	43.1	(13.7)

Commercial mortgage loans	(14.1)	(5.7)	(14.0)	(5.7)
Other-than-temporary declines in fair value of mortgage loans and other invested assets	(19.7)	(12.3)	(45.1)	(36.5)
Other	.7	1.8	(2.0)	12.4

Net realized investment gains (losses)	$3.6	$(20.3)	$(18.0)	$(43.5)

During the first nine months of 2010, we recognized net realized investment losses of $18.0 million, which were comprised of $54.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $6.6 billion and $72.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($69.8 million, prior to the $(2.9) million of impairment losses recognized through accumulated other comprehensive income (loss)).

During the first nine months of 2009, we recognized net realized investment losses of $43.5 million, which were comprised of $120.8 million of net gains from the sales of investments (primarily fixed maturities) and $164.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($324.2 million, prior to the $159.9 million of impairment losses recognized through accumulated other comprehensive income (loss)).

At September 30, 2010, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.6 million and a carrying value of $.7 million.

During the first nine months of 2010, the $72.7 million of other-than-temporary impairments we recorded in earnings included:  (i) $20.3 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $37.8 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.4 million related to a home office building which is available for sale; and (iv) $13.2 million of additional losses primarily related to various corporate securities and other invested assets following unforeseen issue-specific events or conditions.

During the first nine months of 2010, the $141.7 million of realized losses on sales of $1.2 billion of fixed maturity securities, available for sale, included:  (i) $117.4 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $24.3 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first nine months of 2009, the $164.3 million of other-than-temporary impairments we recorded included:  (i) $74.8 million of losses related to residential mortgage-backed and asset-backed securities, primarily reflecting changes related to the performance of the underlying assets and, for certain securities, changes in our intent regarding continuing to hold the securities; (ii) $32.2 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers’ ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $13.8 million of losses related to securities issued by a large commercial lender that recently filed bankruptcy; and (iv) $43.5 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of the issuer.

During the first nine months of 2009, the $145.4 million of realized losses on sales of $.8 billion of fixed maturity securities, available for sale, included:  (i) $96.2 million of losses related to the sales of residential mortgage-backed securities and asset-backed securities; (ii) $11.4 million of losses related to the sale of securities issued by providers of financial guarantees and mortgage insurance; and (iii) $37.8 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

The following summarizes the investments (including investments held by the VIEs) sold at a loss during the first nine months of 2010 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

	At date of sale
	Number	Amortized	Fair
	of issuers	cost	value

Less than 6 months prior to sale	7	$51.5	$38.9
Greater than or equal to 6 and less than 12 months prior to sale	2	.3	.1
Greater than 12 months prior to sale	27	165.5	87.1

	36	$217.3	$126.1

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; and (x) other objective and subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently permit periodic unscheduled payments throughout their lives.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$22.1	$22.1
Due after one year through five years	187.5	182.3
Due after five years through ten years	313.0	294.1
Due after ten years	1,721.4	1,596.9

Subtotal	2,244.0	2,095.4

Structured securities	1,016.7	944.5

Total	$3,260.7	$3,039.9

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	3	$5.4	$(1.2)	$4.2
Greater than 12 months	6	53.7	(13.7)	40.0

	9	$59.1	$(14.9)	$44.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2010 (dollars in millions):

	Investment grade		Below investment grade		Total gross
				B+ and	unrealized
	AAA/AA/A	BBB	BB	below	losses

Collateralized mortgage obligations	$16.3	$.1	$4.8	$21.2	$42.4
States and political subdivisions	12.2	19.0	1.3	-	32.5
Banks	10.2	17.5	2.3	-	30.0
Commercial mortgage-backed securities	11.6	7.4	1.8	-	20.8
Insurance	2.9	6.6	.8	1.6	11.9
Cable/media	-	3.1	2.3	2.5	7.9
Energy/pipelines	-	7.1	.2	-	7.3
Asset-backed securities	4.7	1.6	.1	.3	6.7
Real estate/REITs	-	1.4	4.3	.6	6.3
Building materials	-	1.3	2.3	.3	3.9
Paper	-	-	3.4	.1	3.5
Capital goods	.4	.4	1.5	-	2.3
Collateralized debt obligations	1.9	.3	-	-	2.2
Brokerage	.9	.5	-	-	1.4
Consumer products	-	-	1.0	.3	1.3
Utilities	-	.1	-	1.2	1.3
Gaming	-	-	-	1.1	1.1
Telecom	-	-	.7	-	.7
Food/beverage	-	.2	.4	-	.6
Healthcare/pharmaceuticals	.1	.2	.2	-	.5
Retail	-	-	.2	.2	.4
Metals and mining	-	.2	-	-	.2
Technology	-	-	.2	-	.2
Autos	-	-	-	.1	.1
Mortgage pass-through securities	.1	-	-	-	.1
Textiles	-	-	-	.1	.1
Other	-	1.2	33.6	.3	35.1

Total fixed maturities, available for sale	$61.3	$68.2	$61.4	$29.9	$220.8

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at September 30, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Estimated fair	Unrealized	Estimated fair	Unrealized	Estimated fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

Corporate securities	$492.7	$(10.0)	$1,252.2	$(106.1)	$1,744.9	$(116.1)
United States Treasury securities and obligations of United States government corporations and agencies	10.0	-	.3	-	10.3	-
States and political subdivisions	82.2	(.2)	258.0	(32.3)	340.2	(32.5)
Asset-backed securities	170.2	(1.5)	61.0	(5.2)	231.2	(6.7)
Collateralized debt obligations	117.7	(2.2)	-	-	117.7	(2.2)
Commercial mortgage-backed securities	37.6	(.2)	126.3	(20.6)	163.9	(20.8)
Mortgage pass-through securities	.3	-	3.6	(.1)	3.9	(.1)
Collateralized mortgage obligations	106.3	(1.0)	321.5	(41.4)	427.8	(42.4)

Total fixed maturities, available for sale	$1,017.0	$(15.1)	$2,022.9	$(205.7)	$3,039.9	$(220.8)

Structured Securities

At September 30, 2010, fixed maturity investments included structured securities with an estimated fair value of $3.8 billion (or 18 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional fixed-income securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; the amount of loan maturities; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2010 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$289.0	$247.3	$246.7
4 percent – 5 percent	210.8	208.6	221.2
5 percent – 6 percent	2,362.0	2,288.2	2,346.8
6 percent – 7 percent	827.2	783.0	805.1
7 percent – 8 percent	78.3	79.2	78.1
8 percent and above	75.5	74.6	74.5

Total structured securities	$3,842.8	$3,680.9	$3,772.4

The amortized cost and estimated fair value of structured securities at September 30, 2010, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$1,044.9	$1,076.2	5.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	486.1	476.6	2.3
Commercial mortgage-backed securities	1,306.2	1,370.3	6.5
Asset-backed securities	606.7	612.2	2.9
Collateralized debt obligations	222.8	222.4	1.1
Other	14.2	14.7	.1

Total structured securities	$3,680.9	$3,772.4	18.0%

Pass-throughs, sequentials and equivalent securities have unique prepayment variability characteristics.  Pass-through securities typically return principal to the holders based on cash payments from the underlying collateral obligations.  Sequential securities return principal to tranche holders in a detailed hierarchy.  Planned amortization classes, targeted amortization classes and accretion-directed bonds adhere to fixed schedules of principal payments as long as the underlying mortgage loans experience prepayments within certain estimated ranges.  In most circumstances, changes in prepayment rates are first absorbed by support or companion classes insulating the timing of receipt of cash flows from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

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

Securities Lending

The Company participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to third parties via a lending agent for a short period of time.  We maintained ownership of the loaned securities.  We required collateral equal to 102 percent of the fair value of the loaned securities.  The collateral was invested by the lending agent in accordance with our guidelines.  The fair value of the loaned securities was monitored on a daily basis with additional collateral obtained as necessary.  In the third quarter of 2010, the Company discontinued its

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

securities lending program.  Income generated from the program, net of expenses was recorded as net investment income and totaled $.2 million and $1.0 million in the first nine months of 2010 and 2009, respectively.

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of September 30, 2010 (dollars in millions):

		Estimated fair
Loan-to-value ratio (a)	Carrying value	value

Less than 60%	$695.3	$758.2
60% to 70%	669.4	646.8
70% to 80%	370.1	359.8
80% to 90%	46.5	45.1
Greater than 90%	44.3	38.6

Total	$1,825.6	$1,848.5
__________
(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in Fall Creek and Eagle Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$5.1	$2.9	$15.5	$10.7
Fee revenue and other income	.1	.1	.5	.3

Total revenues	5.2	3.0	16.0	11.0

Expenses:
Interest expense	3.3	2.8	10.2	10.7
Other operating expenses	-	.1	.4	.3

Total expenses	3.3	2.9	10.6	11.0

Income (loss) before net realized investment losses and income taxes	1.9	.1	5.4	-

Net realized investment losses	(1.4)	(4.0)	(4.1)	(14.8)

Income (loss) before income taxes	$.5	$(3.9)	$1.3	$(14.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first nine months of 2010, net realized investment losses included:  (i) $.9 million of net losses from the sales of investments; and (ii) $3.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.  During the first nine months of 2009, net realized investment losses included:  (i) $1.3 million of net losses from the sales of investments; and (ii) $13.5 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2010 (dollars in millions):

				Percent of
		Percent	Gross	gross
		of fixed	unrealized	unrealized
	Carrying value	maturities	losses	losses

Cable/media	$75.4	16.6%	$3.4	17.8%
Healthcare/pharmaceuticals	60.7	13.3	1.8	9.4
Chemicals	28.4	6.3	1.1	5.5
Retail	27.9	6.1	.9	4.5
Utilities	25.0	5.5	1.8	9.0
Autos	18.7	4.1	.5	2.6
Gaming	18.5	4.1	1.9	9.6
Energy/pipelines	17.4	3.8	2.1	10.9
Consumer products	17.4	3.8	.7	3.7
Entertainment/hotels	17.4	3.8	.6	3.3
Capital goods	17.1	3.8	.7	3.8
Aerospace/defense	16.8	3.7	.3	1.5
Food/beverage	16.4	3.6	.4	2.1
Paper	13.9	3.1	.2	.8
Technology	9.3	2.0	.4	2.1
Other	74.5	16.4	2.6	13.4

Total	$454.8	100.0%	$19.4	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2010, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$13.5	$13.1
Due after one year through five years	303.2	285.6
Due after five years through ten years	52.7	51.4

Total	$369.4	$350.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments in our portfolio held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2010 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	1	$.9	$(.4)	$.5
Greater than or equal to 6 and less than 12 months	2	10.6	(2.8)	7.8
Greater than 12 months	2	2.6	(1.2)	1.4

	5	$14.1	$(4.4)	$9.7

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in the first nine months of 2010 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, and in light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2007, which is described in our Annual Report on Form 10-K, Item 9A, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, CNO’s disclosure controls and procedures were not effective.

As disclosed in our 2009 Annual Report on Form 10-K, we did not maintain effective controls over the actuarial reporting process and the design of controls to ensure the completeness and accuracy of certain inforce policies in what is now our Washington National segment.  These control deficiencies could result in a material misstatement of the aforementioned accounts and disclosures in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, CNO’s management has determined that these control deficiencies constitute a material weakness.  Because of this material weakness, management concluded that CNO did not maintain effective internal controls over financial reporting as of December 31, 2009 based on criteria in the Internal Control – Integrated Framework – issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation efforts.  CNO has devoted significant efforts and resources towards remediation of the material weakness relating to the actuarial reporting process.  Significant improvements have been made to the actuarial reporting internal control environment.  CNO recognizes that further improvement in its internal control over the actuarial reporting process in our Washington National segment is essential.  The remaining weakness to be addressed by the Company’s remediation efforts relates to the flow of information from the administrative systems to the actuarial valuation processes for certain supplemental health policies in our Washington National segment.  Management has developed a control to remediate this material control weakness.  The new control has operated effectively for the last three quarters and is expected to result in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

remediating the material weakness by the end of 2010.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation.  CNO recognizes that further investment is needed to improve the actuarial reporting processes in our Washington National segment and is committed to making the investments for these improvements.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, CNO’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors except as set forth below.

Continuation of the current low interest rate environment for an extended period of time may impact our profitability.

New money interest rates continue to be at historically low levels.  If interest rates were to remain low over an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured, prepaid or been sold at lower yields, reducing our net spread between interest earned on investments and interest credited to some of our products (including annuity and other interest-sensitive products).  Our ability to lower credited rates is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms of most of our other products that limit reductions in the crediting rates.  In addition, investment income is an important component of the profitability of our health products, especially long-term care and supplemental health products.

Our expectation of future investment income is an important consideration in determining the amortization of insurance acquisition costs, analyzing the recovery of these assets and determining the adequacy of our liabilities for insurance products.  Expectations of lower future investment earnings may cause us to accelerate amortization or writedown the balance of insurance acquisition costs or establish additional liabilities for insurance products, thereby reducing net income in the affected reporting period.  The blocks of business in our Other CNO Business segment are particularly sensitive to changes in our expectations of future interest rates, since many of these blocks are not expected to generate future profits and the entire impact of adverse changes to our earlier estimates of future gross profits is reflected in earnings in the period such changes occur.  During the third quarter of 2010, we were required to recognize a pre-tax reduction in earnings of approximately $13 million in our Other CNO Business segment primarily due to additional amortization expense resulting from decreased projected future investment yields related to interest-sensitive insurance products.

Continued low or declining interest rates may adversely affect our results of operations, financial position and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2010, CNO completed a fourth closing of $18,000 of its 7.0% Debentures as part of its previously announced private offering of 7.0% Debentures.  The issuance of the additional 7.0% Debentures was done in connection with the repurchase of $18,230 of CNO’s 3.5% Debentures from those holders of the 3.5% Debentures who exercised their right to require CNO to repurchase the 3.5% Debentures on that date.  The issuance of the 7.0% Debentures was made pursuant to the purchase agreement that was entered into in October 2009 relating to the private offering of up to $293 million of the 7.0% Debentures.  CNO received net proceeds of $16,435 in the fourth closing of the 7.0% Debentures (after taking into account the discounted offering price less the initial purchaser’s discounts and commissions, but before expenses).  Further information regarding the 7.0% Debentures is set forth in Item 1.01 of CNO’s Current Report on Form 8-K that was filed with the SEC on October 13, 2009.

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

101
The following materials from CNO Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statement of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CNO FINANCIAL GROUP, INC.

Dated:  November 8, 2010
By:	/s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)