Form 10-Q
period 2011-03-31
CNO Financial Group, Inc.
filed 2011-05-05
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-31792

CNO Financial Group, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ X ]  Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of April 20, 2011:  251,425,857

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2011 - $20,343.9; December 31, 2010 - $20,155.8)	$20,852.2	$20,633.9
Equity securities at fair value (cost: March 31, 2011 - $104.9; December 31, 2010 - $68.2)	105.4	68.1
Mortgage loans	1,751.3	1,761.2
Policy loans	281.6	284.4
Trading securities	403.1	372.6
Investments held by variable interest entities	401.6	420.9
Other invested assets	272.1	240.9

Total investments	24,067.3	23,782.0

Cash and cash equivalents - unrestricted	424.6	571.9
Cash and cash equivalents held by variable interest entities	27.1	26.8
Accrued investment income	336.7	327.8
Present value of future profits	970.1	1,008.6
Deferred acquisition costs	1,766.1	1,764.2
Reinsurance receivables	3,219.0	3,256.3
Income tax assets, net	798.9	839.4
Assets held in separate accounts	18.1	17.5
Other assets	439.9	305.1

Total assets	$32,067.8	$31,899.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2011	2010
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,161.3	$13,194.7
Traditional products	10,357.9	10,307.6
Claims payable and other policyholder funds	979.0	968.7
Liabilities related to separate accounts	18.1	17.5
Other liabilities	643.1	496.3
Investment borrowings	1,203.8	1,204.1
Borrowings related to variable interest entities	354.4	386.9
Notes payable – direct corporate obligations	949.8	998.5

Total liabilities	27,667.4	27,574.3

Commitments and Contingencies

Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2011 – 251,404,857; December 31, 2010 – 251,084,174)	2.5	2.5
Additional paid-in capital	4,426.1	4,424.2
Accumulated other comprehensive income	257.6	238.3
Accumulated deficit	(285.8)	(339.7)

Total shareholders' equity	4,400.4	4,325.3

Total liabilities and shareholders' equity	$32,067.8	$31,899.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Revenues:
Insurance policy income	$667.2	$664.6
Net investment income:
General account assets	336.1	315.2
Policyholder and reinsurer accounts and other special-purpose portfolios	37.4	24.0
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	18.4	15.4
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(13.3)	(17.7)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	-	(2.6)
Net impairment losses recognized	(13.3)	(20.3)
Total realized gains (losses)	5.1	(4.9)
Fee revenue and other income	3.4	3.5

Total revenues	1,049.2	1,002.4

Benefits and expenses:
Insurance policy benefits	683.2	699.0
Interest expense	29.2	27.5
Amortization	136.7	102.6
Loss on extinguishment of debt	1.4	1.8
Other operating costs and expenses	115.1	118.4

Total benefits and expenses	965.6	949.3

Income before income taxes	83.6	53.1

Tax expense on period income	29.7	19.2

Net income	$53.9	$33.9

Earnings per common share:
Basic:
Weighted average shares outstanding	251,121,000	250,788,000

Net income	$.21	$.14

Diluted:
Weighted average shares outstanding	307,498,000	292,081,000

Net income	$.19	$.13

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total

Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4

Comprehensive income, net of tax:
Net income	-	-	33.9	33.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $78.0)	-	146.2	-	146.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $12.0)	-	21.3	-	21.3

Total comprehensive income				201.4

Cumulative effect of accounting change	-	(6.2)	(9.7)	(15.9)
Stock option and restricted stock plans	2.2	-	-	2.2

Balance, March 31, 2010	$4,413.5	$(103.0)	$(590.4)	$3,720.1

Balance, December 31, 2010	$4,426.7	$238.3	$(339.7)	$4,325.3

Comprehensive income, net of tax:
Net income	-	-	53.9	53.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $10.0)	-	16.6	-	16.6
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.5)	-	2.7	-	2.7

Total comprehensive income				73.2

Stock option and restricted stock plans	1.9	-	-	1.9

Balance, March 31, 2011	$4,428.6	$257.6	$(285.8)	$4,400.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Insurance policy income	$591.6	$586.3
Net investment income	325.2	314.6
Fee revenue and other income	3.4	3.5
Insurance policy benefits	(513.9)	(465.7)
Interest expense	(16.2)	(23.5)
Policy acquisition costs	(109.4)	(109.0)
Other operating costs	(124.7)	(123.2)
Taxes	(.7)	(1.9)

Net cash provided by operating activities	155.3	181.1

Cash flows from investing activities:
Sales of investments	1,248.1	2,194.5
Maturities and redemptions of investments	252.9	158.3
Purchases of investments	(1,661.1)	(2,660.3)
Net purchases of trading securities	(23.6)	(33.8)
Change in cash and cash equivalents held by variable interest entities	(.3)	(17.1)
Other	(5.3)	(2.8)

Net cash used by investing activities	(189.3)	(361.2)

Cash flows from financing activities:
Issuance of notes payable, net	-	61.4
Payments on notes payable	(50.0)	(64.0)
Amounts received for deposit products	395.3	408.6
Withdrawals from deposit products	(425.8)	(412.0)
Investment borrowings and borrowings related to variable interest entities	(32.8)	(16.2)

Net cash used by financing activities	(113.3)	(22.2)

Net decrease in cash and cash equivalents	(147.3)	(202.3)

Cash and cash equivalents, beginning of period	571.9	523.4

Cash and cash equivalents, end of period	$424.6	$321.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2010 Annual Report on Form 10-K.

CNO Financial Group, Inc., a Delaware corporation (“CNO”), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003.  The terms “CNO Financial Group, Inc.”, the “Company”, “we”, “us”, and “our” as used in these financial statements refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We have reclassified certain amounts from the prior periods to conform to the 2011 presentation.  These reclassifications have no effect on net income or shareholders’ equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2010, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Our consolidated financial statements exclude the results of transactions between us and our consolidated affiliates, or among our consolidated affiliates.

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

Certain of our trading securities are held in an effort to offset the portion of the income statement volatility caused by the effect of interest rate fluctuations on the value of certain embedded derivatives related to our fixed index annuity products and certain modified coinsurance agreements.  See the note entitled “Accounting for Derivatives” for further discussion regarding embedded derivatives and the trading accounts.  In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.  The change in fair value of these securities, which is recognized

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Our trading securities totaled $403.1 million and $372.6 million at March 31, 2011 and December 31, 2010, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of March 31, 2011 and December 31, 2010, were as follows (dollars in millions):

	March 31,	December 31,
	2011	2010

Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$.3	$(4.4)
Net unrealized gains (losses) on all other investments	511.5	476.5
Adjustment to present value of future profits (a)	(18.0)	(17.6)
Adjustment to deferred acquisition costs	(85.0)	(76.2)
Unrecognized net loss related to deferred compensation plan	(7.4)	(7.7)
Deferred income tax liability	(143.8)	(132.3)

Accumulated other comprehensive income	$257.6	$238.3
_________
(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At March 31, 2011, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

					Other-than-
					temporary
					impairments
					included in
		Gross	Gross		accumulated other
	Amortized	unrealized	unrealized	Estimated	comprehensive
	cost	gains	losses	fair value	income

Corporate securities	$13,950.1	$628.2	$(142.9)	$14,435.4	$-
United States Treasury securities and obligations of United States government corporations and agencies	281.7	4.1	(13.1)	272.7	-
States and political subdivisions	1,819.6	12.7	(80.6)	1,751.7	-
Debt securities issued by foreign governments	.8	.1	-	.9	-
Asset-backed securities	706.9	20.3	(5.1)	722.1	-
Collateralized debt obligations	180.2	6.0	-	186.2	-
Commercial mortgage-backed securities	1,331.3	80.2	(6.5)	1,405.0	-
Mortgage pass-through securities	27.5	1.9	(.1)	29.3	-
Collateralized mortgage obligations	2,045.8	36.9	(33.8)	2,048.9	(13.7)

Total fixed maturities, available for sale	$20,343.9	$790.4	$(282.1)	$20,852.2	$(13.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$109.6	$110.8
Due after one year through five years	1,052.7	1,108.5
Due after five years through ten years	4,146.7	4,400.0
Due after ten years	10,743.3	10,841.5

Subtotal	16,052.3	16,460.8

Structured securities	4,291.6	4,391.4

Total fixed maturities, available for sale	$20,343.9	$20,852.2

Net Realized Investment Gains (Losses)

During the first three months of 2011, we recognized net realized investment gains of $5.1 million, which were comprised of $18.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.2 billion and $13.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2010, we recognized net realized investment losses of $4.9 million, which were comprised of $15.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.2 billion and $20.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($17.7 million, prior to the $(2.6) million of impairment losses recognized through accumulated other comprehensive income (loss)).

At March 31, 2011, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.

During the three months ended March 31, 2011, we sold $.4 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $24.6 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

    There were no investments sold at a loss during the first three months of 2011 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale of the investment.

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) the value of any collateral; and (xi) other objective and subjective factors.

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2011, other-than-temporary impairments included in accumulated other comprehensive income of $13.7 million (before taxes and related amortization) relate to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Credit losses on fixed maturity securities, available for sale, beginning of period	$(6.1)	$(27.2)
Add: credit losses on other-than-temporary impairments not previously recognized	-	-
Less: credit losses on securities sold	4.3	3.4
Less: credit losses on securities impaired due to intent to sell (a)	-	-
Add: credit losses on previously impaired securities	-	(5.6)
Less: increases in cash flows expected on previously impaired securities	-	-

Credit losses on fixed maturity securities, available for sale, end of period	$(1.8)	$(29.4)
__________
(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

United States Treasury securities and obligations of United States government corporations and agencies	$206.3	$(13.1)	$.3	$-	$206.6	$(13.1)
States and political subdivisions	1,016.2	(41.5)	212.7	(39.1)	1,228.9	(80.6)
Corporate securities	2,955.2	(83.0)	748.3	(59.9)	3,703.5	(142.9)
Asset-backed securities	211.2	(4.1)	10.5	(1.0)	221.7	(5.1)
Collateralized debt obligations	1.7	-	-	-	1.7	-
Commercial mortgage-backed securities	60.0	(.7)	69.0	(5.8)	129.0	(6.5)
Mortgage pass-through securities	.2	-	3.3	(.1)	3.5	(.1)
Collateralized mortgage obligations	626.5	(32.6)	36.4	(1.2)	662.9	(33.8)

Total fixed maturities, available for sale	$5,077.3	$(175.0)	$1,080.5	$(107.1)	$6,157.8	$(282.1)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Based on management’s current assessment of investments with unrealized losses at March 31, 2011, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2011	2010

Net income for basic earnings per share	$53.9	$33.9

Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	3.7	2.6

Net income for diluted earnings per share	$57.6	$36.5

Shares:
Weighted average shares outstanding for basic earnings per share	251,121	250,788

Effect of dilutive securities on weighted average shares:
7% Debentures	53,367	39,533
Stock option and restricted stock plans	2,748	1,760
Warrants	262	-

Dilutive potential common shares	56,377	41,293

Weighted average shares outstanding for diluted earnings per share	307,498	292,081

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$8.4	$8.3
Health	339.8	345.9
Life	51.8	42.0
Net investment income (a)	209.6	185.9
Fee revenue and other income (a)	2.3	2.3

Total Bankers Life revenues	611.9	584.4

Washington National:
Insurance policy income:
Health	140.2	139.6
Life	4.1	4.6
Other	1.1	1.2
Net investment income (a)	46.3	45.4
Fee revenue and other income (a)	.3	.3

Total Washington National revenues	192.0	191.1

Colonial Penn:
Insurance policy income:
Health	1.6	1.8
Life	48.7	46.4
Net investment income (a)	10.3	9.7
Fee revenue and other income (a)	.2	.2

Total Colonial Penn revenues	60.8	58.1

Other CNO Business:
Insurance policy income:
Annuities	2.3	2.5
Health	7.3	7.7
Life	61.3	63.9
Other	.6	.7
Net investment income (a)	94.7	92.6

Total Other CNO Business revenues	166.2	167.4

Corporate operations:
Net investment income	12.6	5.6
Fee and other income	.6	.7

Total corporate revenues	13.2	6.3

Total revenues	1,044.1	1,007.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2011	2010
Expenses:
Bankers Life:
Insurance policy benefits	$404.8	$416.5
Amortization	101.9	67.0
Interest expense on investment borrowings	1.2	-
Other operating costs and expenses	40.1	47.7

Total Bankers Life expenses	548.0	531.2

Washington National:
Insurance policy benefits	112.2	112.5
Amortization	16.1	14.8
Other operating costs and expenses	38.5	36.2

Total Washington National expenses	166.8	163.5

Colonial Penn:
Insurance policy benefits	38.7	36.7
Amortization	9.0	8.7
Other operating costs and expenses	7.7	7.4

Total Colonial Penn expenses	55.4	52.8

Other CNO Business:
Insurance policy benefits	127.5	133.3
Amortization	9.1	12.2
Interest expense on investment borrowings	4.9	5.0
Other operating costs and expenses	17.6	18.8

Total Other CNO Business expenses	159.1	169.3

Corporate operations:
Interest expense on corporate debt	20.6	19.5
Interest expense on borrowings of variable interest entities	2.5	3.0
Loss on extinguishment of debt	1.4	1.8
Other operating costs and expenses	11.2	8.3

Total corporate expenses	35.7	32.6

Total expenses	965.0	949.4

Income (loss) before net realized investment losses (net of related amortization) and income taxes:
Bankers Life	63.9	53.2
Washington National	25.2	27.6
Colonial Penn	5.4	5.3
Other CNO Business	7.1	(1.9)
Corporate operations	(22.5)	(26.3)

Income before net realized investment losses (net of related amortization) and income taxes	$79.1	$57.9
___________________
(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Total segment revenues	$1,044.1	$1,007.3
Net realized investment gains (losses)	5.1	(4.9)

Consolidated revenues	$1,049.2	$1,002.4

Total segment expenses	$965.0	$949.4
Amortization related to net realized investment gains (losses)	.6	(.1)

Consolidated expenses	$965.6	$949.3

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains related to fixed index products were $26.7 million and $15.0 million in the three months ended March 31, 2011 and 2010, respectively.  These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $115.0 million and $89.4 million at March 31, 2011 and December 31, 2010, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on fixed index annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of policyholder benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $587.6 million at March 31, 2011 and $553.6 million at December 31, 2010.  We maintain a specific block of investments in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset a portion of the change in the value of the embedded derivative.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2011, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $(.1) million and $(.4) million at March 31, 2011 and December 31, 2010, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities attributable to interest fluctuations is intended to offset the change in value of the embedded derivatives.  However, differences will occur as corporate spreads change.

REINSURANCE

The cost of reinsurance ceded totaled $60.4 million and $64.6 million in the first quarters of 2011 and 2010, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $71.5 million and $119.9 million in the first quarters of 2011 and 2010, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $20.4 million and $24.2 million in the first quarters of 2011 and 2010, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $14.4 million and $17.9 million in the first quarters of 2011 and 2010, respectively.  Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  In July 2009, Bankers Life and Casualty Company (“Bankers Life”) entered into an agreement with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage/PFFS plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Current tax expense	$3.1	$1.0
Deferred tax provision	26.6	18.2

Total income tax expense	$29.7	$19.2

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2011	2010

U.S. statutory corporate rate	35.0%	35.0%
Other nondeductible benefits	(1.0)	(.7)
State taxes	.7	.9
Provision for tax issues, tax credits and other	.8	1.0

Effective tax rate	35.5%	36.2%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2011	2010
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$651.3	$681.7
Non-life companies	877.0	870.6
Net state operating loss carryforwards	17.8	17.8
Tax credits	25.2	23.4
Capital loss carryforwards	343.4	339.7
Deductible temporary differences:
Investments	-	5.3
Insurance liabilities	739.5	738.9
Other	53.2	62.8

Gross deferred tax assets	2,707.4	2,740.2

Deferred tax liabilities:
Investments	(2.4)	-
Present value of future profits and deferred acquisition costs	(667.6)	(676.3)
Unrealized appreciation on investments	(143.8)	(132.3)

Gross deferred tax liabilities	(813.8)	(808.6)

Net deferred tax assets before valuation allowance	1,893.6	1,931.6

Valuation allowance	(1,081.4)	(1,081.4)

Net deferred tax assets	812.2	850.2

Current income taxes accrued	(13.3)	(10.8)

Income tax assets, net	$798.9	$839.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be any changes to the deferred tax valuation allowance recognizes that as of March 31, 2011, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to an independent trust.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical taxable earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended March 31, 2011, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business of Senior Health transferred in 2008.  We consider this to be non-recurring and have reflected our best estimates of when temporary differences will reverse over the carryforward periods.

At March 31, 2011, our valuation allowance for our net deferred tax assets was $1.1 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at March 31, 2011, we believe that we will, more likely than not, recover $.8 billion of our deferred tax assets through reductions of our tax liabilities in future periods.  There were no changes to our valuation allowance for deferred tax assets during the three months ended March 31, 2011.

Recovery of our deferred tax assets is dependent on achieving the projections of future taxable income embedded in our analysis and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the Internal Revenue Service (the “IRS”) does not take an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income resulting from the bankruptcy of our Predecessor.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.55 percent at March 31, 2011), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2011, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of March 31, 2011, we had $4.3 billion of federal NOLs and $1.0 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards

2011	$-		$.1		$-	$.1
2013	-		-		942.0	942.0
2014	-		-		28.6	28.6
2016	-		-		10.4	10.4
2018	1,627.1	(a)	-		-	1,627.1
2021	29.6		-		-	29.6
2022	204.1		-		-	204.1
2023	-		1,999.3	(a)	-	1,999.3
2024	-		3.2		-	3.2
2025	-		118.8		-	118.8
2027	-		216.8		-	216.8
2028	-		.3		-	.3
2029	-		149.0		-	149.0
2031	-		18.3		-	18.3

Total	$1,860.8		$2,505.8		$981.0	$5,347.6

_________________________
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

We had deferred tax assets related to NOLs for state income taxes of $17.8 million at both March 31, 2011 and December 31, 2010.  The related state NOLs are available to offset future state taxable income in certain states through 2018.

Tax years 2007 through 2010 are open to examination by the IRS, and tax year 2002 remains open only for potential adjustments related to certain partnership investments.  The Company does not anticipate any material adjustments related to these partnership investments.  The Company’s various state income tax returns are generally open for tax years 2007 through 2010 based on the individual state statutes of limitation.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2011 and December 31, 2010 (dollars in millions):

	March 31,	December 31,
	2011	2010

7.0% Debentures	$293.0	$293.0
Senior Secured Credit Agreement due September 30, 2016 (the “Senior Secured Credit Agreement”)	325.0	375.0
9.0% Senior Secured Notes due January 2018 (the “9.0% Senior Secured Notes”)	275.0	275.0
Senior Health Note due November 12, 2013 (the “Senior Health Note”)	75.0	75.0
Unamortized discount on 7.0% Debentures	(14.4)	(14.8)
Unamortized discount on Senior Secured Credit Agreement	(3.8)	(4.7)

Direct corporate obligations	$949.8	$998.5

In March 2011, we prepaid $50.0 million of our outstanding principal balance under the Senior Secured Credit Agreement using available cash.  As a result of the repayment, we recognized a loss on the extinguishment of debt totaling $1.4 million representing the write-off of unamortized discount and issuance costs associated with the Senior Secured Credit Agreement.

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2011 (dollars in millions):

Remainder of 2011	$25.0
2012	45.0
2013	80.0
2014	75.0
2015	85.0
2016	383.0
2018	275.0

$968.0

As further described in the note to the consolidated financial statements entitled “Subsequent Event”, we announced that we are seeking to amend our Senior Secured Credit Agreement.

INVESTMENT BORROWINGS

Two of the Company’s insurance subsidiaries (Conseco Life Insurance Company (“Conseco Life”) and Bankers Life) are members of the Federal Home Loan Bank (“FHLB”).  As members of the FHLB, Conseco Life and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2011, the carrying value of the FHLB common stock was $60.0 million.  As of March 31, 2011, collateralized borrowings from the FHLB totaled $1.2 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.5 billion at March 31, 2011, which are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

maintained in a custodial account for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $6.0 million and $4.9 million in the first three months of 2011 and 2010, respectively, was recognized related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at March 31, 2011

$100.0	October 2013	Variable rate – 0.580%
67.0	February 2014	Fixed rate – 1.830%
100.0	September 2015	Variable rate – 0.600%
100.0	September 2015	Variable rate – 0.604%
100.0	October 2015	Variable rate – 0.610%
150.0	October 2015	Variable rate – 0.605%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%
50.0	November 2016	Variable rate – 0.580%
50.0	November 2016	Variable rate – 0.718%
100.0	October 2017	Variable rate – 0.733%
37.0	November 2017	Fixed rate – 3.750%

$1,200.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At March 31, 2011, the aggregate fee to prepay all fixed rate borrowings was $56.9 million.

At March 31, 2011, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.2 billion; and (ii) other borrowings of $3.8 million.

At December 31, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.2 billion; and (ii) other borrowings of $4.1 million.

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance at December 31, 2010	251,084

Shares issued under employee benefit compensation plans	321	(a)

Balance at March 31, 2011	251,405
________
(a)	Such amount was reduced by 149 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted stock.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $4.1 million and $11.6 million during the three months ended March 31, 2011 and 2010, respectively.  Amounts amortized totaled $8.1 million and $8.6 million during the three months ended March 31, 2011 and 2010, respectively.  The unamortized balance of deferred sales inducements at March 31, 2011 and December 31, 2010 was $162.4 million and $166.4 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $75.7 million and $85.3 million at March 31, 2011 and December 31, 2010, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Securities Litigation

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of our common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges CNO and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  On June 2, 2010, the lead plaintiff filed a second amended complaint.  The amended complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On August 2, 2010, we filed a motion to dismiss the amended complaint.  On March 29, 2011, the court granted our motion to dismiss, and on April 29, 2011, the lead plaintiff filed a notice of appeal.  We believe the complaint is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On June 2, 2010, a purported shareholder derivative complaint was filed in the Marion County Circuit/Superior Court, Indiana, William T. Carter, derivatively on behalf of CNO Financial Group, Inc. v. R. Glenn Hilliard, Donna A. James, R. Keith Long, Debra J. Perry, C. James Prieur, Neal C. Schneider, Michael T. Tokarz, John G. Turner, William Kirsch, Eugene Bullis, Michael Dubes, James Hohmann, Edward Bonach, Ali Inanilan, and John Wells, and CNO Financial Group, Inc., Cause No. 49D10 10 06 PL 024523, on behalf of nominal defendant CNO Financial Group, Inc. against certain current and/or former members of its Board of Directors and executive officers seeking to remedy defendant’s alleged breaches of fiduciary duties and unjust enrichment from August 2005 to the present.  On November 1, 2010, the plaintiffs filed an amended complaint.  The allegations in the complaint are similar to those described in the preceding paragraph.  On December 17, 2010, we filed a motion to dismiss the amended complaint.  A hearing on our motion to dismiss was held on April 21, 2011.  The court took the matter under advisement.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older.  On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A settlement in principle has been reached in this case, and on April 22, 2011, the court granted preliminary approval of the settlement.

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance (a non-guaranteed element) that are set to take place in the twenty first policy year of Valulife and Valuterm policies. No such increases have yet been applied to the subject policies.  During 2010, Conseco Life voluntarily agreed not to implement the cost of insurance rate increase at issue in this litigation and is following a process with respect to any future cost of insurance rate increases as set forth in the regulatory settlement agreement described below.  Plaintiff filed a motion for certification of a nationwide class and a California state class.  On December 7, 2009, the court granted that motion.  On October 8, 2010, the court dismissed the causes of actions alleged in the California state class.  On January 19, 2011, the court granted the plaintiff’s motion for summary judgment as to the declaratory relief claim and on February 2, 2011, the court issued an advisory opinion, in the form of a declaratory judgment, as to what, in its view, Conseco Life could consider in implementing future cost of insurance rate increases related to its Valulife and Valuterm block of policies.  On February 17, 2011, Conseco Life filed notice that it is appealing the court’s January 19, 2011 decision.  On March 3, 2011, the plaintiff filed notice that she is appealing the court’s decision to dismiss the California causes of action.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and on January 5, 2010, the court granted the motion to intervene and granted the plaintiff’s motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties have reached a settlement in principle of the (B) (3) class.  The plaintiffs filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company filed a notice of appeal on October 6, 2010.  We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

In October 2008, Conseco Life mailed notice to approximately 12,000 holders of its “Lifetrend” life insurance products to inform them of:  (i) changes to certain “non-guaranteed elements” (“NGEs”) of their policies; and (ii) the fact that certain policyholders who were not paying premiums may have failed to receive a notice that their policy was underfunded and that additional premiums were required in order for the policyholders to maintain their guaranteed cash values.  In December 2008, Conseco Life mailed notice to approximately 16,000 holders of its CIUL3+ universal life policies to inform them of an increase in certain NGEs with respect to their policies.  Prior to or around the time that the notices were sent, Conseco Life had informed the insurance regulators in a number of states, including among others Indiana, Iowa and Florida, of these matters and the planned communication with the impacted policyholders.  Several states initiated regulatory actions and inquiries after the notices were sent by Conseco Life, and Conseco Life agreed to take no further actions with respect to those policies during the pendency of a market conduct examination.

After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life reached a settlement in principle with the regulators regarding issues involving these policies. During this regulatory review process, Conseco Life had been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco Life had also resumed the administration of its Lifetrend policies with administrative changes in place but did not implement the NGE changes pending execution of the final settlement agreement with the regulators.  On June 30, 2010, we announced that Conseco Life had finalized a regulatory settlement agreement that requires the establishment of a $10 million fund for certain owners of its Lifetrend life insurance products and the payment of a $1 million assessment to participating jurisdictions.  Forty-seven jurisdictions, representing almost 98 percent of the Lifetrend policyholders, have signed the settlement agreement.  Conseco Life is in the process of notifying consumers of the settlement and the increase in their non-guaranteed elements.  As previously disclosed, we accrued for the financial impact of the settlement in our consolidated financial statements for year-end 2009.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$53.9	$33.9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	143.3	110.4
Income taxes	29.0	17.3
Insurance liabilities	109.1	138.4
Accrual and amortization of investment income	(48.3)	(24.6)
Deferral of policy acquisition costs	(109.4)	(109.0)
Net realized investment (gains) losses	(5.1)	4.9
Loss on extinguishment of debt	1.4	1.8
Other	(18.6)	8.0

Net cash provided by operating activities	$155.3	$181.1

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Stock option and restricted stock plans	$1.9	$2.2
Change in securities lending collateral	-	33.3
Change in securities lending payable	-	(33.3)

INVESTMENTS IN VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a variable interest entity (a “VIE”).  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to two VIEs which are consolidated in our financial statements.  One of the VIEs was consolidated prior to 2010.  The following is a description of our significant investments in VIEs:

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

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for both Fall Creek and Eagle Creek.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Fall Creek expects to repay its unaffiliated obligations using the proceeds from the sales of the investments held by Fall Creek.  As a result, we recognized other-than-temporary impairments of $2.8 million related to investments held by Fall Creek as a result of the intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value.  The repayment of the unaffiliated obligations of Fall Creek will terminate the collateralized loan trust.  The termination of the collateralized loan trust is not expected to have a material impact on our consolidated financial statements.

The following table provides supplemental information about the assets and liabilities of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2011

	Fall Creek		Net effect on
	and		consolidated
	Eagle Creek	Eliminations	balance sheet

Assets:
Investments held by variable interest entities	$401.6	$-	$401.6
Notes receivable of VIEs held by insurance subsidiaries	-	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	27.1	-	27.1
Accrued investment income	1.3	(5.3)	(4.0)
Income tax assets, net	18.0	(6.5)	11.5
Other assets	7.8	-	7.8

Total assets	$455.8	$(108.6)	$347.2

Liabilities:
Other liabilities	$19.2	$(5.1)	$14.1
Borrowings related to variable interest entities	354.4	-	354.4
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	-

Total liabilities	$489.2	$(120.7)	$368.5

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

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At March 31, 2011, such securities had an amortized cost of $399.9 million; gross unrealized gains of $4.3 million; gross unrealized losses of $2.6 million; and an estimated fair value of $401.6 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$3.1	$3.1
Due after one year through five years	287.6	287.5
Due after five years through ten years	109.2	111.0

Total	$399.9	$401.6

During the first three months of 2011, we recognized net realized investment losses on the VIE investments of $1.4 million, which were comprised of $1.8 million of net gains from the sales of fixed maturities, and $3.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2010, we recognized net realized investment losses on the VIE investments of $1.3 million, which were comprised of $.1 million of net losses from the sales of fixed maturities, and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2011, there were no investments held by the VIEs that were in default.

During the three months ended March 31, 2011, there were no investments held by the VIEs that were sold which resulted in a loss.

At March 31, 2011, the VIEs held:  (i) investments with a fair value of $12.1 million and gross unrealized losses of $.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $153.8 million and gross unrealized losses of $2.5 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2011, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $20.7 million (classified as other invested assets).  At March 31, 2011, we had unfunded commitments to these partnerships of $14.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 19 percent and 1 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Privately placed securities comprise approximately 69 percent of our fixed maturities, available for sale, classified as Level 3.  Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $8.4 million during the first three months of 2011.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at March 31, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$-	$12,509.4		$1,926.0		$14,435.4
United States Treasury securities and obligations of United States government corporations and agencies	-	271.0		1.7		272.7
States and political subdivisions	-	1,742.8		8.9		1,751.7
Debt securities issued by foreign governments	-	.9		-		.9
Asset-backed securities	-	578.8		143.3		722.1
Collateralized debt obligations	-	-		186.2		186.2
Commercial mortgage-backed securities	-	1,405.0		-		1,405.0
Mortgage pass-through securities	26.0	-		3.3		29.3
Collateralized mortgage obligations	-	1,801.4		247.5		2,048.9
Total fixed maturities, available for sale	26.0	18,309.3		2,516.9		20,852.2

Equity securities	-	60.0		45.4		105.4

Trading securities:
Corporate securities	3.5	54.8		4.6		62.9
United States Treasury securities and obligations of United States government corporations and agencies	-	317.5		-		317.5
States and political subdivisions	-	15.9		-		15.9
Asset-backed securities	-	.2		-		.2
Commercial mortgage-backed securities	-	4.9		-		4.9
Mortgage pass-through securities	.3	-		-		.3
Collateralized mortgage obligations	-	.9		.5		1.4
Total trading securities	3.8	394.2		5.1		403.1
Investments held by variable interest entities	-	401.6		-		401.6
Other invested assets	-	220.7	(a)	-		220.7
Assets held in separate accounts	-	18.1		-		18.1

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		587.5	(b)	587.5
_____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes $587.6 million of embedded derivatives associated with our fixed index annuity products and $(.1) million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2010 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$-	$12,240.1		$1,977.5		$14,217.6
United States Treasury securities and obligations of United States government corporations and agencies	10.0	282.2		2.0		294.2
States and political subdivisions	-	1,772.1		11.4		1,783.5
Debt securities issued by foreign governments	-	.9		-		.9
Asset-backed securities	-	652.7		121.0		773.7
Collateralized debt obligations	-	-		256.5		256.5
Commercial mortgage-backed securities	-	1,363.7		-		1,363.7
Mortgage pass-through securities	27.8	-		3.5		31.3
Collateralized mortgage obligations	-	1,715.4		197.1		1,912.5
Total fixed maturities, available for sale	37.8	18,027.1		2,569.0		20,633.9

Equity securities	-	37.5		30.6		68.1

Trading securities:
Corporate securities	3.2	47.5		4.3		55.0
United States Treasury securities and obligations of United States government corporations and agencies	-	293.8		-		293.8
States and political subdivisions	-	16.1		-		16.1
Asset-backed securities	-	.6		-		.6
Commercial mortgage-backed securities	-	5.2		-		5.2
Mortgage pass-through securities	.3	-		-		.3
Collateralized mortgage obligations	-	1.2		.4		1.6
Total trading securities	3.5	364.4		4.7		372.6
Investments held by variable interest entities	-	414.2		6.7		420.9
Other invested assets	-	192.0	(a)	-		192.0
Assets held in separate accounts	-	17.5		-		17.5

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	-	-		553.2	(b)	553.2
___	____________
(a)	Includes company-owned life insurance and derivatives.
(b)	Includes $553.6 million of embedded derivatives associated with our fixed index annuity products and $(.4) million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2011 (dollars in millions):

	March 31, 2011
	Beginning balance as of December 31, 2010	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2011	Amount of total gains (losses) for the three months ended March 31, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,977.5	$(63.7)	$(11.8)	$9.2	$14.8	$-	$1,926.0	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.0	-	-	(.3)	-	-	1.7	-
States and political subdivisions	11.4	(.1)	-	.1	-	(2.5)	8.9	-
Asset-backed securities	121.0	(1.2)	-	(.3)	23.8	-	143.3	-
Collateralized debt obligations	256.5	(76.7)	2.1	4.3	-	-	186.2	-
Mortgage pass-through securities	3.5	(.2)	-	-	-	-	3.3	-
Collateralized mortgage obligations	197.1	11.5	-	1.7	90.9	(53.7)	247.5	-
Total fixed maturities, available for sale	2,569.0	(130.4)	(9.7)	14.7	129.5	(56.2)	2,516.9	-
Equity securities	30.6	36.6	-	.7	-	(22.5)	45.4	-
Trading securities:
Corporate securities	4.3	-	.3	-	-	-	4.6	.3
Collateralized mortgage obligations	.4	-	.1	-	-	-	.5	.1
Total trading securities	4.7	-	.4	-	-	-	5.1	.4
Investments held by variable interest entities:
Corporate securities	6.7	(7.9)	1.5	(.3)	-	-	-	-

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(36.1)	1.8	-	-	-	(587.5)	1.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________
(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.
(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2011 (dollars in millions):

					Purchases, sales, issuances and settlements, net
	Purchases	Sales	Issuances	Settlements
Assets:
Fixed maturities, available for sale:
Corporate securities	$ 45.0	$(108.7)	$ -	$ -	$(63.7)
States and political subdivisions	-	(.1)	-	-	(.1)
Asset-backed securities	-	(1.2)	-	-	(1.2)
Collateralized debt obligations	1.7	(78.4)	-	-	(76.7)
Mortgage pass-through securities	-	(.2)	-	-	(.2)
Collateralized mortgage obligations	18.4	(6.9)	-	-	11.5
Total fixed maturities, available for sale	65.1	(195.5)	-	-	(130.4)
Equity securities	36.6	-	-	-	36.6
Investments held by variable interest entities:
Corporate securities	-	(7.9)	-	-	(7.9)

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(25.0)	2.6	(19.0)	5.3	(36.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2010 (dollars in millions):

	March 31, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive loss	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of March 31, 2010	Amount of total gains (losses) for the three months ended March 31, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,247.1	$(5.9)	$(5.1)	$-	$16.2	$25.3	$(27.6)	$2,250.0	$-
United States Treasury securities and obligations of United States government corporations and agencies	2.2	-	-	-	-	-	-	2.2	-
States and political subdivisions	10.7	-	-	-	-	-	(1.8)	8.9	-
Asset-backed securities	15.8	-	(13.0)	(11.3)	13.4	-	-	4.9	-
Collateralized debt obligations	92.8	(5.7)	38.9	.6	2.3	-	-	128.9	-
Commercial mortgage-backed securities	13.7	-	-	-	.3	-	(14.0)	-	-
Mortgage pass-through securities	4.2	-	(.2)	-	(.1)	-	-	3.9	-
Collateralized mortgage obligations	11.4	-	(1.6)	-	.1	-	-	9.9	-
Total fixed maturities, available for sale	2,397.9	(11.6)	19.0	(10.7)	32.2	25.3	(43.4)	2,408.7	-
Equity securities	30.9	-	-	-	.1	-	-	31.0	-
Trading securities:
Corporate securities	3.7	-	-	.3	-	-	-	4.0	.3
Investments held by variable interest entities:
Corporate securities	-	6.9	-	-	.2	-	-	7.1	-
Securities lending collateral:
Corporate securities	13.7	-	(13.7)	-	-	-	-	-	-
Asset-backed securities	22.9	-	(.8)	-	.1	-	(.8)	21.4	-
Total securities lending collateral	36.6	-	(14.5)	-	.1	-	(.8)	21.4	-
Other invested assets	2.4	(2.4)	-	-	-	-	-	-	-
Liabilities:
Liabilities for insurance products:
Interest- sensitive products	(496.0)	-	5.6	(6.8)	-	-	-	(497.2)	(6.8)

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

At March 31, 2011, 88 percent of our Level 3 fixed maturities, available for sale, were investment grade and 77 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special-purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders’ equity based on the appropriate accounting treatment for the instrument.

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first three months of 2011 and 2010 were primarily due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no transfers between Level 1 and Level 2 in the first three months of 2011 or 2010.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010, were as follows (dollars in millions):

	March 31, 2011		December 31, 2010
	Carrying	Estimated fair	Carrying	Estimated fair
	amount	value	amount	value

Financial assets:
Fixed maturities, available for sale	$20,852.2	$20,852.2	$20,633.9	$20,633.9
Equity securities	105.4	105.4	68.1	68.1
Mortgage loans	1,751.3	1,762.1	1,761.2	1,762.6
Policy loans	281.6	281.6	284.4	284.4
Trading securities	403.1	403.1	372.6	372.6
Investments held by securitization entities	401.6	401.6	420.9	420.9
Other invested assets	272.1	272.1	240.9	240.9
Cash and cash equivalents	451.7	451.7	598.7	598.7

Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,161.3	$13,161.3	$13,194.7	$13,194.7
Investment borrowings	1,203.8	1,260.7	1,204.1	1,265.3
Borrowings related to variable interest entities	354.4	316.6	386.9	345.1
Notes payable – direct corporate obligations	949.8	1,154.1	998.5	1,166.4
____________________
(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at March 31, 2011 and December 31, 2010.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

SUBSEQUENT EVENT

In April 2011, we announced that we are seeking to amend our Senior Secured Credit Agreement to reduce the interest rate and make other changes to provide additional operating flexibility.  The Senior Secured Credit Agreement currently has an interest rate of LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points (which equals a current interest rate of 7.50%) and has an outstanding principal balance of $325 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2011, and the consolidated results of operations for the three months ended March 31, 2011 and 2010, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO’s products and trends in CNO’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” section of our 2010 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	changes in or sustained low interest rates causing a reduction in investment income, the margins of our fixed annuity and life insurance business and demand for our products;

•
general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

•	changes in accounting principles and the interpretation thereof (including changes in principles related to accounting for deferred acquisition costs);

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

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

•
regulatory changes or actions, including those relating to regulation of the financial affairs of our insurance companies, such as the payment of dividends and surplus debenture interest to us, regulation of the sale, underwriting and pricing of products, and health care regulation affecting health insurance products; and

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets.

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National Insurance Company.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2011 and 2010 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2011	2010
Earnings before net realized investment gains (losses), corporate interest expense, loss on extinguishment of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):
Bankers Life	$63.9	$53.2
Washington National	25.2	27.6
Colonial Penn	5.4	5.3
Other CNO Business	7.1	(1.9)
Corporate Operations, excluding corporate interest expense	(.5)	(5.0)
EBIT	101.1	79.2
Corporate interest expense	(20.6)	(19.5)
Income before loss on extinguishment of debt, net realized investment gains (losses) and taxes	80.5	59.7

Tax expense on operating income	28.6	21.5

Net operating income	51.9	38.2

Loss on extinguishment of debt, net of income taxes	(.9)	(1.2)
Net realized investment gains (losses) (net of related amortization and taxes)	2.9	(3.1)

Net income	$53.9	$33.9
Per diluted share:
Net operating income	$.18	$.14
Net realized investment gains (losses), net of related amortization and taxes	.01	(.01)

Net income	$.19	$.13
____________
(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) loss on extinguishment of debt; and (iii) net realized investment gains (losses) that are unrelated to the Company’s underlying fundamentals.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in our 2010 Annual Report on Form 10-K for information on our accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$63.9	$53.2
Washington National	25.2	27.6
Colonial Penn	5.4	5.3
Other CNO Business	7.1	(1.9)
Corporate operations	(22.5)	(26.3)

	79.1	57.9

Net realized investment gains (losses), net of related amortization:
Bankers Life	5.6	(3.5)
Washington National	(.5)	(1.2)
Colonial Penn	1.1	.5
Other CNO Business	(.6)	.7
Corporate operations	(1.1)	(1.3)

	4.5	(4.8)

Income (loss) before income taxes:
Bankers Life	69.5	49.7
Washington National	24.7	26.4
Colonial Penn	6.5	5.8
Other CNO Business	6.5	(1.2)
Corporate operations	(23.6)	(27.6)

Income before income taxes	$83.6	$53.1
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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Colonial Penn segment, which utilizes direct response marketing, and through our Washington National segment, which utilizes independent producers.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Premium collections:
Annuities	$222.2	$224.2
Medicare supplement and other supplemental health	337.6	347.1
Life	56.4	46.5

Total collections	$616.2	$617.8

Average liabilities for insurance products:
Annuities:
Mortality based	$245.9	$251.8
Fixed index	2,147.7	1,685.0
Deposit based	4,832.4	4,905.3
Medicare supplement and other supplemental health	4,489.6	4,275.6
Life:
Interest sensitive	420.5	407.8
Non-interest sensitive	397.8	331.4

Total average liabilities for insurance products, net of reinsurance ceded	$12,533.9	$11,856.9

Revenues:
Insurance policy income	$400.0	$396.2
Net investment income:
General account invested assets	191.3	172.2
Fixed index products	18.3	12.1
Other special-purpose portfolios	-	1.6
Fee revenue and other income	2.3	2.3

Total revenues	611.9	584.4

Expenses:
Insurance policy benefits	337.6	350.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	40.8	43.8
Fixed index products	26.4	22.1
Amortization related to operations	101.9	67.0
Interest expense on investment borrowings	1.2	-
Other operating costs and expenses	40.1	47.7

Total benefits and expenses	548.0	531.2

Income before net realized investment gains (losses), net of related amortization, and income taxes	63.9	53.2

Net realized investment gains (losses)	6.6	(3.0)
Amortization related to net realized investment gains (losses)	(1.0)	(.5)

Net realized investment gains (losses), net of related amortization	5.6	(3.5)

Income before income taxes	$69.5	$49.7

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended
	March 31,
	2011	2010

Health benefit ratios:
All health lines:
Insurance policy benefits	$297.6	$311.8
Benefit ratio (a)	87.6%	90.1%

Medicare supplement:
Insurance policy benefits	$121.7	$130.2
Benefit ratio (a)	67.2%	72.8%

PDP:
Insurance policy benefits	$12.9	$16.0
Benefit ratio (a)	89.5%	88.7%

PFFS:
Insurance policy benefits	$(.7)	$(5.1)
Benefit ratio (a)	N/A	N/A

Long-term care:
Insurance policy benefits	$163.7	$170.7
Benefit ratio (a)	113.4%	114.4%
Interest-adjusted benefit ratio (b)	70.8%	75.2%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $61.5 million and $58.5 million in the three months ended March 31, 2011 and 2010, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $616.2 million in the first quarter of 2011, down .3 percent from 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $12.5 billion in the first quarter of 2011, up 5.7 percent from 2010.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts and other special-purpose portfolios) was $191.3 million in the first quarter of 2011, up 11 percent from 2010.  The average balance of general account invested assets was $13.3 billion and $11.9 billion in the first quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.73 percent and 5.81 percent in the first quarters of 2011 and 2010, respectively.  The increase in general account invested assets is primarily due to:  (i) sales of our annuity and health products in recent periods; and (ii) the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in September 2010.  The increase in net investment income in the 2011 period reflects the growth in general account invested assets.  The decline in average yield is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products.  Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $21.1 million and $11.3 million in the first quarters of 2011 and 2010, respectively.  Net investment income related to fixed index products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to fixed index products.  Such trading account income (loss) was $(2.8) million and $.8 million in the first quarters of 2011 and 2010, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Net investment income on other special-purpose portfolios in the 2010 period includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets were recorded as net investment income and totaled $1.6 million in the first quarter of 2010.  Beginning in the first quarter of 2011, the Bankers Life segment is allocated a return on COLI investments equivalent to the yield on the Company’s overall portfolio (classified as net investment income on general account assets); and the Corporate Operations segment is allocated any difference between the actual COLI return and the amount allocated to the Bankers Life segment.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $7.2 million and nil in the first

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

three months of 2011 and 2010, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 71.2 percent and 72.8 percent in the first three months of 2011 and 2010, respectively.  The decrease in the benefit ratio reflects higher insurance policy income in the first quarter of 2011.

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry ceased selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million and $2.0 million in the first quarters of 2011 and 2010, respectively.  In the first quarters of 2011 and 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(.7) million and $(5.1) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 113.4 percent and 114.4 percent in the first quarters of 2011 and 2010, respectively.  The interest-adjusted benefit ratio on this business was 70.8 percent and 75.2 percent in the first quarters of 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $11 million and $7.5 million in the first three months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 121.0 percent and 119.5 percent in the first three months of 2011 and 2010, respectively.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment.  In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  We expect to implement rate increases of approximately $37 million after approval from all states.  Approximately $11 million of approvals had been received as of March 31, 2011.  In the first quarter of 2011, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to $7 million and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $40.8 million in the first quarter of 2011, down 6.8 percent from 2010.  The weighted average crediting rate for these products was 3.1 percent and 3.3 percent in the first quarters of 2011 and 2010, respectively.  The average liabilities of the deposit-based annuity block was $4.8 billion and $4.9 billion at March 31, 2011 and 2010, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

    Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits.  Deferred acquisition costs and the present value of future profits are collectively referred to as “insurance acquisition costs.”  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $101.9 million and $67.0 million in the first quarters of 2011 and 2010, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $23 million.  Amortization expense related to our annuity block continued to increase in 2011 due to higher gross profits on this business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $40.1 million in the first quarter of 2011, down 16 percent from 2010.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Expenses related to the marketing and quota-share agreements with Coventry	$2.0	$5.8
Commission expense	3.5	4.3
Other operating expenses	34.6	37.6

Total	$40.1	$47.7

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2011, net realized investment gains in this segment included $9.1 million of net gains from the sales of investments (primarily fixed maturities) and $2.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2010, net realized investment losses in this segment included $6.4 million of net gains from the sales of investments (primarily fixed maturities) and $9.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.0 million, prior to the $(1.4) million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $1.0 million and $.5 million in the first quarters of 2011 and 2010, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Premium collections:
Medicare supplement and other supplemental health	$142.8	$141.4
Life	4.3	4.4

Total collections	$147.1	$145.8

Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,434.6	$2,530.1
Non-interest sensitive life	205.2	206.8

Total average liabilities for insurance products, net of reinsurance ceded	$2,639.8	$2,736.9

Revenues:
Insurance policy income	$145.4	$145.4
Net investment income:
General account invested assets	46.3	45.5
Trading account income related to reinsurer accounts	.3	.8
Change in value of embedded derivatives related to modified coinsurance agreements	(.3)	(.9)
Fee revenue and other income	.3	.3

Total revenues	192.0	191.1

Expenses:
Insurance policy benefits	112.2	112.5
Amortization related to operations	16.1	14.8
Other operating costs and expenses	38.5	36.2

Total benefits and expenses	166.8	163.5

Income before net realized investment losses and income taxes	25.2	27.6

Net realized investment losses	(.5)	(1.2)

Income before income taxes	$24.7	$26.4

Health benefit ratios:
All health lines:
Insurance policy benefits	$107.3	$109.4
Benefit ratio (a)	76.0%	77.7%

Medicare supplement:
Insurance policy benefits	$23.5	$27.4
Benefit ratio (a)	66.3%	65.7%

Supplemental health:
Insurance policy benefits	$82.4	$80.6
Benefit ratio (a)	78.7%	82.3%
Interest-adjusted benefit ratio (b)	49.1%	49.4%

Other health:
Insurance policy benefits	$1.4	$1.4
Benefit ratio (a)	123.2%	118.4%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the supplemental health reserves was $31.0 million and $32.2 million in the three months ended March 31, 2011 and 2010, respectively.

Total premium collections were $147.1 million in the first quarter of 2011, up .9 percent from 2010.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in the first quarter of 2011, down 3.5 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $46.3 million in the first quarter of 2011, up 1.8 percent from 2010.  The average balance of general account invested assets was $3.1 billion in both the first quarters of 2011 and 2010.  The average yield on these assets was 5.93 percent and 5.80 percent in the first quarters of 2011 and 2010, respectively.  The increase in yield in the 2011 period primarily resulted from shifts among asset classes to increase income.

Trading account income related to reinsurer accounts represents the income on trading securities which are held to act as hedges for embedded derivatives related to certain modified coinsurance agreements.  The income on our trading account securities is designed to substantially offset the change in value of embedded derivatives related to modified coinsurance agreements described below.

Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled “Accounting for Derivatives.” We hold a specific block of investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as trading account income.  The change in the value of the embedded derivatives has largely been offset by the change in value of the trading securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The benefit ratios on Washington National’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $1.3 million and $2.6 million in the first three months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 70.0 percent and 72.0 percent in the first three months of 2011 and 2010, respectively.  The decrease in the benefit ratio in the 2011 period is primarily due to favorable claim development.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $12.0 million and $14.2 million in the first quarters of 2011 and 2010, respectively.  Such decrease is primarily due to lower sales and policyholder lapses.

Washington National’s supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.  Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.  The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $22.3 million and $17.4 million in the first quarters of 2011 and 2010, respectively.  The fluctuation in margin is primarily related to higher insurance policy income in the 2011 period due to the growth in this block of business.

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

Other operating costs and expenses were $38.5 million in the first quarter of 2011, up 6.4 percent from 2010.  Other operating costs and expenses include commission expense of $16.1 million and $15.9 million in the first quarters of 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2011, net realized investment losses in this segment included $2.0 million of net gains from the sales of investments (primarily fixed maturities)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

and $2.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2010, net realized investment losses included $2.1 million of net gains from the sales of investments (primarily fixed maturities) and $3.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($2.9 million, prior to the $(.4) million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2011	2010

Premium collections:
Life	$49.4	$47.3
Supplemental health	1.5	1.6

Total collections	$50.9	$48.9

Average liabilities for insurance products:
Annuities-mortality based	$78.5	$79.9
Supplemental health	16.6	18.3
Life:
Interest sensitive	20.7	21.9
Non-interest sensitive	586.7	576.6

Total average liabilities for insurance products, net of reinsurance ceded	$702.5	$696.7

Revenues:
Insurance policy income	$50.3	$48.2
Net investment income:
General account invested assets	10.3	9.7
Fee revenue and other income	.2	.2

Total revenues	60.8	58.1

Expenses:
Insurance policy benefits	38.5	36.4
Amounts added to annuity and interest-sensitive life product account balances	.2	.3
Amortization related to operations	9.0	8.7
Other operating costs and expenses	7.7	7.4

Total benefits and expenses	55.4	52.8

Income before net realized investment gains and income taxes	5.4	5.3

Net realized investment gains	1.1	.5

Income before income taxes	$6.5	$5.8

Total premium collections increased by 4.1 percent, to $50.9 million, in the first quarter of 2011, as compared to the same period in 2010.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $10.3 million in the first quarter of 2011, up 6.2 percent from 2010.  The average balance of general account invested assets was $681.0 million and $657.0 million in the first quarters of 2011 and 2010, respectively.  The average yield on these assets was 6.02 percent and 5.89 percent in the first quarters of 2011 and 2010, respectively.

Insurance policy benefits in the 2011 period increased due to the growth in this segment in recent periods.

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

Other operating costs and expenses in the 2011 period were up slightly as compared to the same period in 2010.

Net realized investment gains fluctuate each period.  During the first three months of 2011, net realized investment gains in this segment included $1.3 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2010, net realized investment gains in this segment included $.5 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Premium collections:
Annuities	$4.2	$5.1
Other health	8.0	8.4
Life	46.4	50.2

Total collections	$58.6	$63.7

Average liabilities for insurance products:
Annuities:
Mortality based	$207.8	$212.0
Fixed index	652.1	743.6
Deposit based	692.0	620.0
Separate accounts	17.8	17.1
Other health	481.8	480.9
Life:
Interest sensitive	2,527.4	2,607.2
Non-interest sensitive	805.6	844.9

Total average liabilities for insurance products, net of reinsurance ceded	$5,384.5	$5,525.7

Revenues:
Insurance policy income	$71.5	$74.8
Net investment income:
General account invested assets	88.2	87.8
Fixed index products	5.0	3.9
Trading account income related to policyholder accounts	1.5	.9

Total revenues	166.2	167.4

Expenses:
Insurance policy benefits	88.8	90.3
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	31.6	32.4
Fixed index products	7.1	10.6
Amortization related to operations	9.1	12.2
Interest expense on investment borrowings	4.9	5.0
Other operating costs and expenses	17.6	18.8

Total benefits and expenses	159.1	169.3

Income (loss) before net realized investment losses, net of related amortization, and income taxes	7.1	(1.9)

Net realized investment gains (losses)	(1.0)	.1
Amortization related to net realized investment gains (losses)	.4	.6

Net realized investment gains (losses), net of related amortization	(.6)	.7

Income (loss) before income taxes	$6.5	$(1.2)

(continued)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(continued from previous page)

	Three months ended
	March 31,
	2011	2010

Health benefit ratios:
All health lines:
Insurance policy benefits	$17.8	$14.9
Benefit ratio (a)	225.0%	178.3%

Long-term care:
Insurance policy benefits	$17.2	$14.3
Benefit ratio (a)	235.7%	187.2%
Interest-adjusted benefit ratio (b)	148.0%	96.8%

Other health:
Insurance policy benefits	$.6	$.6
Benefit ratio (a)	96.5%	81.1%
____________________
(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.
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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the long-term care reserves was $6.4 million and $6.9 million in the three months ended March 31, 2011 and 2010, respectively.

Total premium collections were $58.6 million in the first quarter of 2011, down 8.0 percent from 2010.  The decrease in collected premiums was primarily due to policyholder redemptions and lapses.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $5.4 billion in the first quarter of 2011, down 2.6 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage.  The decrease in insurance policy income is primarily due to lower premiums and policyholder charges from our life insurance block.  See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $88.2 million in the first quarter of 2011, up .5 percent from 2010.  The average balance of general account invested assets was $5.9 billion and $6.1 billion in the first quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.95 percent and 5.80 percent in the first quarters of 2011 and 2010, respectively.  The increase in yield in the 2011 period primarily resulted from shifts among asset classes to increase income.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products.  Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $5.6 million and $3.7 million in the first quarters of 2011 and 2010, respectively.  Net investment income related to fixed index products also includes income (loss) on trading securities which are held to act as hedges for embedded derivatives related to fixed index products.  Such trading account income (loss) was $(.6) million and $.2 million in the first quarters of 2011 and 2010, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked.

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

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 235.7 percent and 187.2 percent in the first quarters of 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $2.2 million and $1.0 million in the first three months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 205.7 percent and 174.1 percent in the first three months of 2011 and 2010, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and changes in policy income.  The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 148.0 percent and 96.8 percent in the first three months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 118.0 percent and 83.8 percent in the first three months of 2011 and 2010, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Earnings in the first quarter of 2010 were unfavorably impacted by changes in assumptions related to when certain non-guaranteed elements would be implemented.  These changes resulted in increases to insurance policy benefits and amortization of insurance acquisition costs of approximately $8 million.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $31.6 million in the first quarter of 2011, down 2.5 percent from 2010.  The decrease was primarily due to lower crediting rates.  The weighted average crediting rates for these products was 4.0 percent and 4.1 percent in the first three months of 2011 and 2010, respectively.

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

Interest expense on investment borrowings includes $4.8 million and $4.9 million of interest expense on collateralized borrowings in the first quarters of 2011 and 2010, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $17.6 million in the first quarter of 2011, down 6.4 percent from 2010.  Other operating costs and expenses include commission expense of $1.0 million and $1.3 million in the first quarters of 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2011, net realized investment losses in this segment included $3.9 million of net gains from the sales of investments (primarily fixed maturities) and $4.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first three months of 2010, net realized investment gains included $6.5 million of net gains from the sales of investments (primarily fixed maturities) and $6.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($5.6 million, prior to the $(.8) million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.4 million and $.6 million in the first quarters of 2011 and 2010, respectively.

Corporate Operations (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Corporate operations:
Interest expense on corporate debt	$(20.6)	$(19.5)
Net investment income on other special-purpose portfolios	8.2	.2
Fee revenue and other income	.4	.5
Net operating results of variable interest entities	2.0	2.4
Loss on extinguishment of debt	(1.4)	(1.8)
Other operating costs and expenses	(11.1)	(8.1)

Loss before net realized investment losses and income taxes	(22.5)	(26.3)

Net realized investment losses	(1.1)	(1.3)

Loss before income taxes	$(23.6)	$(27.6)

Interest expense on corporate debt has been impacted by:  (i) the repurchase of 3.5% Debentures; (ii) the issuance of 7.0% Debentures; and (iii) the issuance of 9.0% Senior Secured Notes.  Our average corporate debt outstanding was $1,001.9 million and $1,045.1 million during the first three months of 2011 and 2010, respectively.  The average interest rate on our debt was 7.7 percent and 7.0 percent during the first three months of 2011 and 2010, respectively.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to an employee deferred compensation plan held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants’ account balances); (ii) trading account activities which commenced in the first quarter of 2011; and (iii) income from COLI exceeding the return on these investments equivalent to our overall portfolio yield beginning in the first quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers’ agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations.  In the first quarter of 2011, we recognized $6.2 million of income from trading account activities and COLI in the Corporate Operations segment.

Fee revenue and other income primarily includes revenues we receive for managing investments for other companies.

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

Loss on extinguishment of debt in the first quarter of 2011, represents the write-off of unamortized discount and issuance costs associated with the prepayment of $50.0 million outstanding principal balance under the Senior Secured Credit Agreement as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.”  Loss on extinguishment of debt in the first quarter of 2010 represents the write-off of unamortized discount and issuance costs associated with the repurchase of 3.5% Debentures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period.

Net realized investment losses often fluctuate each period.  During the first three months of 2011, net realized investment losses included $2.1 million of net gains from the sales of investments (of which $1.8 million were gains recognized by VIEs) and $3.2 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.  During the first three months of 2010, net realized investment losses recognized by VIEs included $.1 million of net losses from the sale of investments and $1.2 million of writedowns of investments due to other-than-temporary declines in value.

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

Our insurance segments sell products through three primary distribution channels — career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Washington National segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities.  These agents visit the customer’s home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of graded benefit life and simplified issue life insurance policies which are sold directly to the policyholder.  Our independent producer distribution channel in the Washington National segment consists of a general agency and insurance brokerage distribution system comprised of independent licensed agents doing business in forty-nine states, the District of Columbia, and certain protectorates of the United States.  Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations.  Our independent producer distribution channel sells primarily supplemental health and Medicare supplement insurance policies, universal life insurance and annuities.  Washington National also markets its products through Performance Matters Associates, Inc., a wholly owned subsidiary that specializes in marketing and distributing health products.

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A.M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B+ (Good)” (except Conseco Life), “BB” and “Ba1”, respectively.  The current financial strength rating of Conseco Life from A.M. Best is “B-”.  For a description of these ratings and additional information on our ratings, see “Liquidity for Insurance Operations.”

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Premiums collected by product:

Annuities:
Fixed index (first-year)	$148.2	$104.0

Other fixed rate (first-year)	73.1	119.1
Other fixed rate (renewal)	.9	1.1
Subtotal - other fixed rate annuities	74.0	120.2

Total annuities	222.2	224.2

Health:
Medicare supplement (first-year)	25.1	27.2
Medicare supplement (renewal)	153.7	149.4
Subtotal - Medicare supplement	178.8	176.6
Long-term care (first-year)	6.1	4.8
Long-term care (renewal)	138.8	144.7
Subtotal - long-term care	144.9	149.5
PDP and PFFS (first year)	.4	1.4
PDP and PFFS (renewal)	10.6	16.7
Subtotal – PDP and PFFS	11.0	18.1
Other health (first-year)	.4	.6
Other health (renewal)	2.5	2.3
Subtotal - other health	2.9	2.9

Total health	337.6	347.1

Life insurance:
First-year	24.7	20.2
Renewal	31.7	26.3

Total life insurance	56.4	46.5

Collections on insurance products:
Total first-year premium collections on insurance products	278.0	277.3
Total renewal premium collections on insurance products	338.2	340.5

Total collections on insurance products	$616.2	$617.8

Annuities in this segment include fixed index and other fixed rate annuities sold to the senior market.  Annuity collections in this segment decreased .9 percent, to $222.2 million, in the first quarter of 2011, as compared to the same period in 2010.  The change in mix of premium collections between our fixed index products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, Medicare Part D contracts, long-term care and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 1.2 percent, to $178.8 million, in the first quarter of 2011, as compared to the same period in 2010.

Premiums collected on Bankers Life’s long-term care policies decreased 3.1 percent, to $144.9 million, in the first quarter of 2011, as compared to the same period in 2010.  The decrease in 2011 was primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry.  Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on PFFS business were nil and $1.6 million in the first quarters of 2011 and 2010, respectively.  The PFFS premiums recognized in 2010 relate to adjustments to prior year contracts.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment increased 21 percent, to $56.4 million, in the first quarter of 2011, as compared to the same period in 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Premiums collected by product:

Health:
Medicare supplement (first-year)	$.6	$1.2
Medicare supplement (renewal)	34.7	39.5
Subtotal - Medicare supplement	35.3	40.7
Supplemental health (first-year)	13.2	12.5
Supplemental health (renewal)	93.3	87.1
Subtotal – supplemental health	106.5	99.6
Other health (all renewal)	1.0	1.1

Total health	142.8	141.4

Life insurance:
First-year	.4	.2
Renewal	3.9	4.2

Total life insurance	4.3	4.4

Collections on insurance products:

Total first-year premium collections on insurance products	14.2	13.9
Total renewal premium collections on insurance products	132.9	131.9

Total collections on insurance products	$147.1	$145.8

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 13 percent, to $35.3 million, in the first quarter of 2011, as compared to the same period in 2010.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 6.9 percent, to $106.5 million, in the first quarter of 2011, as compared to the same period in 2010.  Such increases are due to higher new sales and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in the first quarter of 2011 were comparable to the same period in 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2011	2010
Premiums collected by product:

Life insurance:
First-year	$8.7	$7.9
Renewal	40.7	39.4

Total life insurance	49.4	47.3

Health (all renewal):
Medicare supplement	1.3	1.5
Other health	.2	.1

Total health	1.5	1.6

Collections on insurance products:

Total first-year premium collections on insurance products	8.7	7.9
Total renewal premium collections on insurance products	42.2	41.0

Total collections on insurance products	$50.9	$48.9

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 4.4 percent, to $49.4 million, in the first quarter of 2011, as compared to the same period in 2010.  Graded benefit life products sold through our direct response marketing channel accounted for $48.4 million and $46.2 million of our total collected premiums in the first quarters of 2011 and 2010, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended
	March 31,
	2011	2010
Premiums collected by product:

Annuities:
Fixed index (first-year)	$2.7	$3.5
Fixed index (renewal)	.9	1.2
Subtotal - fixed index annuities	3.6	4.7
Other fixed rate (first-year)	.4	.2
Other fixed rate (renewal)	.2	.2
Subtotal - other fixed rate annuities	.6	.4

Total annuities	4.2	5.1

Health:
Long-term care (all renewal)	7.4	7.7
Other health (all renewal)	.6	.7

Total health	8.0	8.4

Life insurance:
First-year	.4	.6
Renewal	46.0	49.6

Total life insurance	46.4	50.2

Collections on insurance products:

Total first-year premium collections on insurance products	3.5	4.3
Total renewal premium collections on insurance products	55.1	59.4

Total collections on insurance products	$58.6	$63.7

Annuities in this segment include fixed index and other fixed rate annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $4.2 million in the first quarter of 2011, compared to $5.1 million in the same period of 2010.

Our fixed index annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for these products totaled $3.6 million in the first quarter of 2011, compared to $4.7 million in the same period in 2010.

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected decreased 7.6 percent, to $46.4 million, in the first quarter of 2011, compared to the same period in 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2011, and December 31, 2010, was as follows (dollars in millions):

	March 31,	December 31,
	2011	2010
Total capital:
Corporate notes payable	$949.8	$998.5

Shareholders’ equity:
Common stock	2.5	2.5
Additional paid-in capital	4,426.1	4,424.2
Accumulated other comprehensive income	257.6	238.3
Accumulated deficit	(285.8)	(339.7)

Total shareholders’ equity	4,400.4	4,325.3

Total capital	$5,350.2	$5,323.8

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2011, and as of and for the year ended December 31, 2010:

	March 31,		December 31,
	2011		2010

Book value per common share	$17.50		$17.23
Book value per common share, excluding accumulated other comprehensive income (a)	16.48		16.28

Ratio of earnings to fixed charges	1.80	X	1.68	X

Debt to total capital ratios:
Corporate debt to total capital (b)	17.8%		18.8%
Corporate debt to total capital, as defined in our Senior Secured Credit Agreement (a)	19.2%		20.0%
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

(b)
Such ratios excludes accumulated other comprehensive income from total capital.  In addition, debt is defined as par value plus accrued interest and certain other items.  Management believes this non-GAAP measure is useful as the level of such ratio impacts certain provisions in our Senior Secured Credit Agreement.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Two of the Company’s insurance subsidiaries (Conseco Life and Bankers Life)  are members of the FHLB.  As members of the FHLB, Conseco Life and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2011, the carrying value of the FHLB common stock was $60.0 million.  As of March 31, 2011, collateralized borrowings from the FHLB totaled $1.2 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.5 billion at March 31, 2011, which are maintained in a custodial account for the benefit of the FHLB.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at March 31, 2011

$100.0	October 2013	Variable rate – 0.580%
67.0	February 2014	Fixed rate – 1.830%
100.0	September 2015	Variable rate – 0.600%
100.0	September 2015	Variable rate – 0.604%
100.0	October 2015	Variable rate – 0.610%
150.0	October 2015	Variable rate – 0.605%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%
50.0	November 2016	Variable rate – 0.580%
50.0	November 2016	Variable rate – 0.718%
100.0	October 2017	Variable rate – 0.733%
37.0	November 2017	Fixed rate – 3.750%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

On November 30, 2010, Moody’s affirmed the financial strength ratings of “Ba1” of our primary insurance subsidiaries with a stable outlook.  A “stable” designation means that a rating is not likely to change.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba1” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future.  Moody’s has twenty-one possible ratings.  There are ten ratings above our “Ba1” rating and ten ratings that are below our rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At March 31, 2011, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash of $169 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $76.1 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2011, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $60.0 million.  We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of approximately 300% and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 341 percent at March 31, 2011.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) with an aggregate principal amount of $749.6 million.  Interest payments do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 266 percent at March 31, 2011.  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At March 31, 2011, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information

Subsidiaries of Conseco Life of Texas:
Bankers Life	$147.2	(a)
Colonial Penn	(239.5)	(b)
___________
(a)	Bankers Life paid ordinary dividends of $50.0 million to Conseco Life of Texas in the first quarter of 2011.
(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  We made no capital contributions to our insurance subsidiaries in the first three months of 2011.

In March 2011, we prepaid $50.0 million of the outstanding principal balance under the Senior Secured Credit Agreement using available cash.  The scheduled principal payments on our direct corporate obligations (including payments required under the Senior Secured Credit Agreement, the Senior Health Note, the 9.0% Senior Secured Notes and the 7.0% Debentures) are as follows at March 31, 2011 (dollars in millions):

Principal

Remainder of 2011	$25.0
2012	45.0
2013	80.0
2014	75.0
2015	85.0
2016	383.0
2018	275.0

$968.0

The Senior Secured Credit Agreement requires the Company to maintain:  (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 19.2 percent at March 31, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 3.62 to 1.00 for the period ended March 31, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company’s insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 341 percent at March 31, 2011); and (iv) a combined statutory capital and surplus for the Company’s insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at March 31, 2011, was $1,665.1 million).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and anticipated dividends from our insurance subsidiaries will be sufficient to allow us to meet our debt service obligations, pay corporate expenses and satisfy other financial obligations.  However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

INVESTMENTS

At March 31, 2011, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Investment grade (a):
Corporate securities	$12,781.7	$597.4	$(115.3)	$13,263.8
United States Treasury securities and obligations of United States government corporations and agencies	281.7	4.1	(13.1)	272.7
States and political subdivisions	1,819.6	12.7	(80.6)	1,751.7
Debt securities issued by foreign governments	.8	.1	-	.9
Asset-backed securities	640.0	16.7	(4.9)	651.8
Collateralized debt obligations	165.7	4.3	-	170.0
Commercial mortgage-backed securities	1,327.2	80.2	(5.4)	1,402.0
Mortgage pass-through securities	27.5	1.9	(.1)	29.3
Collateralized mortgage obligations	1,321.0	20.8	(31.8)	1,310.0

Total investment grade fixed maturities, available for sale	18,365.2	738.2	(251.2)	18,852.2

Below-investment grade (a):
Corporate securities	1,168.4	30.8	(27.6)	1,171.6
Asset-backed securities	66.9	3.6	(.2)	70.3
Collateralized debt obligations	14.5	1.7	-	16.2
Commercial mortgage-backed securities	4.1	-	(1.1)	3.0
Collateralized mortgage obligations	724.8	16.1	(2.0)	738.9

Total below-investment grade fixed maturities, available for sale	1,978.7	52.2	(30.9)	2,000.0

Total fixed maturities, available for sale	$20,343.9	$790.4	$(282.1)	$20,852.2

Equity securities	$104.9	$.6	$(.1)	$105.4
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2011 (dollars in millions):

				Percent of
			Gross	gross
		Percent of	unrealized	unrealized
	Carrying value	fixed maturities	losses	losses

Collateralized mortgage obligations	$2,048.9	9.8%	$33.8	12.0%
Energy/pipelines	2,035.3	9.8	15.1	5.4
Utilities	1,829.8	8.8	7.0	2.5
States and political subdivisions	1,751.7	8.4	80.6	28.6
Commercial mortgage-backed securities	1,405.0	6.7	6.5	2.3
Insurance	1,271.5	6.1	14.2	5.0
Food/beverage	1,091.0	5.2	11.7	4.1
Healthcare/pharmaceuticals	986.6	4.7	6.9	2.5
Banks	858.2	4.1	28.2	10.0
Real estate/REITs	851.3	4.1	2.0	.7
Cable/media	747.1	3.6	14.9	5.3
Asset-backed securities	722.1	3.5	5.1	1.8
Transportation	548.1	2.6	1.9	.7
Capital goods	514.8	2.5	4.3	1.5
Telecom	452.6	2.2	5.8	2.1
Building materials	425.2	2.0	11.0	3.9
Aerospace/defense	374.9	1.8	1.6	.6
Chemicals	323.5	1.5	1.6	.6
Paper	285.8	1.4	3.2	1.1
Metals and mining	282.0	1.4	2.3	.8
U.S. Treasury and Obligations	272.7	1.3	13.1	4.6
Brokerage	237.2	1.1	3.5	1.2
Consumer products	227.3	1.1	4.3	1.5
Other	1,309.6	6.3	3.5	1.2

Total fixed maturities, available for sale	$20,852.2	100.0%	$282.1	100.0%

Below-Investment Grade Securities

At March 31, 2011, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,978.7 million, or 9.7 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $2,000.0 million, or 101 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Fixed maturity securities, available for sale:
Realized gains on sale	$41.2	$48.5
Realized losses on sale	(24.6)	(31.2)
Impairments:
Total other-than-temporary impairment losses	(6.5)	(4.2)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	-	(2.6)

Net impairment losses recognized	(6.5)	(6.8)

Net realized investment gains from fixed maturities	10.1	10.5

Commercial mortgage loans	(.4)	.1
Impairments of mortgage loans and other investments	(6.8)	(13.5)
Other	2.2	(2.0)

Net realized investment gains (losses)	$5.1	$(4.9)

During the first three months of 2011, we recognized net realized investment gains of $5.1 million, which were comprised of $18.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.2 billion and $13.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2010, we recognized net realized investment losses of $4.9 million, which were comprised of $15.4 million of net gains from the sales of investments (primarily fixed maturities) and $20.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($17.7 million, prior to the $(2.6) million of impairment losses recognized through accumulated other comprehensive income (loss)).

At March 31, 2011, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

As disclosed in the notes to the consolidated financial statements included in our 2010 Annual Report on Form 10-K, we decided to pursue the early commutation of an investment made by our Predecessor in a guaranteed investment contract issued by a Bermuda insurance company in exchange for interests in certain underlying assets held by the insurance company.  During the first quarter of 2011, we completed a partial commutation of this investment pursuant to which we received government agency bonds and a preferred stock interest in a corporate investment with an aggregate fair value of $74.8 million in exchange for a portion of our holdings with a book value of $79.2 million (resulting in a net realized loss of $4.4 million).  Current information related to the remaining underlying invested assets resulted in the recognition of an impairment charge of $6.4 million in the first quarter of 2011.  After this partial commutation and the first quarter 2011 impairment charge, the book value of our remaining investment in the guaranteed investment contract was $127.4 million at March 31, 2011.  The remaining investment:  (i) has a par value of $191.6 million; (ii) a projected future yield of 1.33% on the par value (the guaranteed minimum rate); and (iii) matures on December 31, 2029 (if not commutated at earlier date).  We continue to pursue the commutation of our remaining investment.

During the first three months of 2011, the $13.3 million of other-than-temporary impairments we recorded in earnings included:  (i) $6.4 million on an investment in a guaranteed investment contract as discussed above; (ii) $3.6 million of losses related to certain commercial mortgage loans reflecting our intent to sell such loans; (iii) $2.8 million related to investments

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

held by Fall Creek as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value; and (iv) $.5 million of additional losses following unforeseen issue-specific events or conditions.

During the first three months of 2011, the $24.6 million of realized losses on sales of $.4 billion of fixed maturity securities, available for sale, included:  (i) $5.2 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $9.4 million related to sales of securities issued by states and political subdivisions; (iii) $4.4 million related to the partial commutation of the guaranteed investment contract as discussed above; and (iv) $5.6 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

During the first three months of 2010, the $31.2 million of realized losses on sales of $294 million of actively managed fixed maturity securities included:  (i) $29.8 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $1.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions and shifts in risks or uncertainty of certain securities.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability matching objectives, we may sell certain securities.

There were no investments sold at a loss during the first three months of 2011 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale of the investment.

We regularly evaluate our investments for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) the value of any collateral; and (xi) other objective and subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$10.1	$10.1
Due after one year through five years	114.1	112.3
Due after five years through ten years	452.1	433.7
Due after ten years	4,799.3	4,582.9

Subtotal	5,375.6	5,139.0

Structured securities	1,064.3	1,018.8

Total	$6,439.9	$6,157.8

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2011 (dollars in millions):

	Number	Cost	Unrealized	Estimated
	of issuers	basis	loss	fair value

Less than 6 months	1	$14.9	$(3.0)	$11.9
Greater than or equal to 6 months and less than 12 months	1	3.2	(.7)	2.5
Greater than 12 months	1	4.0	(1.1)	2.9

	3	$22.1	$(4.8)	$17.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2011 (dollars in millions):

	Investment grade		Below investment grade		Total gross
				B+ and	unrealized
	AAA/AA/A	BBB	BB	below	losses

States and political subdivisions	$53.6	$27.0	$-	$-	$80.6
Collateralized mortgage obligations	31.4	.4	-	2.0	33.8
Banks	12.0	14.0	2.2	-	28.2
Energy/pipelines	1.0	14.0	.2	-	15.2
Cable/media	.2	6.7	2.8	5.2	14.9
Insurance	4.9	8.8	.5	-	14.2
U.S. Treasury and Obligations	13.1	-	-	-	13.1
Food/beverage	.2	11.0	-	.5	11.7
Building materials	-	4.8	6.0	.1	10.9
Utilities	2.9	3.3	-	.8	7.0
Healthcare/pharmaceuticals	2.2	4.2	.5	-	6.9
Commercial mortgage-backed securities	2.3	3.1	1.1	-	6.5
Telecom	3.6	1.4	.7	-	5.7
Asset-backed securities	1.5	3.4	-	.2	5.1
Capital goods	1.2	1.2	1.9	-	4.3
Consumer products	.1	2.1	1.8	.3	4.3
Brokerage	1.8	1.7	-	-	3.5
Paper	-	1.1	2.1	-	3.2
Metals and mining	-	2.3	-	-	2.3
Real estate/REITs	.1	.6	1.2	.1	2.0
Transportation	.4	1.5	-	-	1.9
Aerospace/defense	1.6	-	-	-	1.6
Chemicals	-	1.5	.1	-	1.6
Retail	.3	.4	-	-	.7
Technology	.1	.5	-	-	.6
Gaming	-	-	-	.3	.3
Autos	-	.2	-	-	.2
Textiles	-	-	-	.2	.2
Mortgage pass-through securities	.1	-	-	-	.1
Other	-	1.4	.1	-	1.5

Total fixed maturities, available for sale	$134.6	$116.6	$21.2	$9.7	$282.1

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at March 31, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses

United States Treasury securities and obligations of United States government corporations and agencies	$206.3	$(13.1)	$.3	$-	$206.6	$(13.1)
States and political subdivisions	1,016.2	(41.5)	212.7	(39.1)	1,228.9	(80.6)
Corporate securities	2,955.2	(83.0)	748.3	(59.9)	3,703.5	(142.9)
Asset-backed securities	211.2	(4.1)	10.5	(1.0)	221.7	(5.1)
Collateralized debt obligations	1.7	-	-	-	1.7	-
Commercial mortgage-backed securities	60.0	(.7)	69.0	(5.8)	129.0	(6.5)
Mortgage pass-through securities	.2	-	3.3	(.1)	3.5	(.1)
Collateralized mortgage obligations	626.5	(32.6)	36.4	(1.2)	662.9	(33.8)

Total fixed maturities, available for sale	$5,077.3	$(175.0)	$1,080.5	$(107.1)	$6,157.8	$(282.1)

Structured Securities

At March 31, 2011 fixed maturity investments included structured securities with an estimated fair value of $4.4 billion (or 21 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2011 (dollars in millions):

	Par	Amortized	Estimated
	value	cost	fair value

Below 4 percent	$300.6	$272.7	$278.8
4 percent – 5 percent	520.7	510.0	482.1
5 percent – 6 percent	2,529.9	2,449.9	2,534.1
6 percent – 7 percent	896.7	850.3	880.3
7 percent – 8 percent	118.6	119.9	125.7
8 percent and above	90.3	88.9	90.5

Total structured securities	$4,456.8	$4,291.7	$4,391.5

The amortized cost and estimated fair value of structured securities at March 31, 2011, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
			Percent
	Amortized		of fixed
Type	cost	Amount	maturities

Pass-throughs, sequential and equivalent securities	$1,412.7	$1,417.6	6.8%
Planned amortization classes, target amortization classes and accretion-directed bonds	622.6	622.8	3.0
Commercial mortgage-backed securities	1,331.3	1,405.0	6.7
Asset-backed securities	706.9	722.1	3.5
Collateralized debt obligations	180.2	186.2	.9
Other	38.0	37.8	.2

Total structured securities	$4,291.7	$4,391.5	21.1%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of March 31, 2011 (dollars in millions):

		Estimated fair
Loan-to-value ratio (a)	Carrying value	value

Less than 60%	$698.0	$744.8
60% to 70%	680.5	659.1
70% to 80%	256.4	250.9
80% to 90%	59.3	57.7
Greater than 90%	57.1	49.6

Total	$1,751.3	$1,762.1

________________
(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of Fall Creek and Eagle Creek which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in Fall Creek and Eagle Creek and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2011	2010

Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$4.4	$5.4
Fee revenue and other income	.2	.2

Total revenues	4.6	5.6

Expenses:
Interest expense	2.5	3.0
Other operating expenses	.1	.2

Total expenses	2.6	3.2

Income before net realized investment losses and income taxes	2.0	2.4

Net realized investment losses	(1.4)	(1.3)

Income before income taxes	$.6	$1.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first three months of 2011, net realized investment losses included:  (i) $1.8 million of net gains from the sales of investments; (ii) $2.8 million of writedowns of investments held by Fall Creek as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value; and (iii) $.4 million of writedowns of other investments resulting from declines in fair values that we concluded were other than temporary.  During the first three months of 2010, net realized investment losses included:  (i) $.1 million of net losses from the sales of investments; and (ii) $1.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2011 (dollars in millions):

				Percent of
		Percent	Gross	gross
		of fixed	unrealized	unrealized
	Carrying value	maturities	losses	losses

Cable/media	$63.8	15.9%	$.3	12.4%
Healthcare/pharmaceuticals	55.3	13.8	.3	13.1
Chemicals	23.9	5.9	.1	3.6
Retail	22.3	5.6	.1	2.4
Entertainment/hotels	19.0	4.7	.5	17.4
Gaming	18.8	4.7	.1	1.8
Food/beverage	18.7	4.7	-	1.6
Autos	18.6	4.6	-	1.1
Consumer products	14.7	3.7	.1	4.2
Paper	14.1	3.5	-	.3
Insurance	11.4	2.8	-	-
Capital goods	11.3	2.8	.1	3.2
Technology	11.1	2.8	.1	2.5
Aerospace/defense	11.1	2.8	-	-
Utilities	10.2	2.5	.5	19.2
Energy/pipelines	8.7	2.2	.1	5.6
Brokerage	7.1	1.8	-	-
Transportation	6.1	1.5	-	.4
Building materials	4.0	1.0	-	-
Other	51.4	12.7	.3	11.2

Total	$401.6	100.0%	$2.6	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	fair
	cost	value
	(Dollars in millions)

Due in one year or less	$3.1	$3.1
Due after one year through five years	163.5	160.9
Due after five years through ten years	1.9	1.9

Total	$168.5	$165.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

At March 31, 2011, there were no investments in our portfolio held by the VIEs that were rated below-investment grade and had an unrealized loss position exceeding 20 percent of the cost basis.

As further discussed in the note to the consolidated financial statements entitled “Investments in Variable Interest Entities”, the Company expects to terminate Fall Creek.

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes in the first three months of 2011 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, CNO’s disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)

January 1 through January 31	-	$-	-	$262.8

February 1 through February 28	-	-	-	262.8

March 1 through March 31	149,515	7.24	-	262.8

Total	149,515	7.24	-	262.8
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

101
The following materials from CNO Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statement of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 5, 2011
By:	/s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)