Form 10-Q
period 2011-06-30
CNO Financial Group, Inc.
filed 2011-08-01
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of July 18, 2011:  249,431,710

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	June 30, 2011	December 31, 2010
	(unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2011 - $20,893.1; December 31, 2010 - $20,155.8)	$21,622.9	$20,633.9
Equity securities at fair value (cost: June 30, 2011 - $128.6; December 31, 2010 - $68.2)	129.6	68.1
Mortgage loans	1,752.8	1,761.2
Policy loans	279.5	284.4
Trading securities	83.5	372.6
Investments held by variable interest entities	414.0	420.9
Other invested assets	252.2	240.9
Total investments	24,534.5	23,782.0
Cash and cash equivalents - unrestricted	580.2	571.9
Cash and cash equivalents held by variable interest entities	25.3	26.8
Accrued investment income	314.3	327.8
Present value of future profits	936.5	1,008.6
Deferred acquisition costs	1,762.6	1,764.2
Reinsurance receivables	3,172.5	3,256.3
Income tax assets, net	703.5	839.4
Assets held in separate accounts	17.4	17.5
Other assets	349.8	305.1
Total assets	$32,396.6	$31,899.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2011	December 31, 2010
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,152.8	$13,194.7
Traditional products	10,424.4	10,307.6
Claims payable and other policyholder funds	978.0	968.7
Liabilities related to separate accounts	17.4	17.5
Other liabilities	703.7	496.3
Investment borrowings	1,305.3	1,204.1
Borrowings related to variable interest entities	317.3	386.9
Notes payable – direct corporate obligations	934.5	998.5
Total liabilities	27,833.4	27,574.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2011 – 249,415,210; December 31, 2010 – 251,084,174)	2.5	2.5
Additional paid-in capital	4,414.3	4,424.2
Accumulated other comprehensive income	372.7	238.3
Accumulated deficit	(226.3)	(339.7)
Total shareholders' equity	4,563.2	4,325.3
Total liabilities and shareholders' equity	$32,396.6	$31,899.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Insurance policy income	$679.6	$667.9	$1,346.8	$1,332.5
Net investment income (loss):
General account assets	342.2	321.1	678.3	636.3
Policyholder and reinsurer accounts and other special-purpose portfolios	3.1	(22.7)	40.5	1.3
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	13.0	11.2	31.4	26.6
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(10.1)	(29.3)	(23.4)	(47.0)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	1.4	—	(1.2)
Net impairment losses recognized	(10.1)	(27.9)	(23.4)	(48.2)
Total realized gains (losses)	2.9	(16.7)	8.0	(21.6)
Fee revenue and other income	4.2	3.6	7.6	7.1
Total revenues	1,032.0	953.2	2,081.2	1,955.6
Benefits and expenses:
Insurance policy benefits	684.4	651.0	1,367.6	1,350.0
Interest expense	28.9	28.7	58.1	56.2
Amortization	101.5	96.6	238.2	199.2
Loss on extinguishment of debt	.6	.9	2.0	2.7
Other operating costs and expenses	124.4	124.2	239.5	242.6
Total benefits and expenses	939.8	901.4	1,905.4	1,850.7
Income before income taxes	92.2	51.8	175.8	104.9
Tax expense on period income	32.7	18.7	62.4	37.9
Net income	$59.5	$33.1	$113.4	$67.0
Earnings per common share:
Basic:
Weighted average shares outstanding	250,933,000	250,994,000	251,027,000	250,891,000
Net income	$.24	$.13	$.45	$.27
Diluted:
Weighted average shares outstanding	308,048,000	302,648,000	307,773,000	297,364,000
Net income	$.21	$.12	$.39	$.25

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4
Comprehensive income, net of tax:
Net income	—	—	67.0	67.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $303.7)	—	553.2	—	553.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $20.2)	—	36.1	—	36.1
Total comprehensive income				656.3
Cumulative effect of accounting change	—	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	—	—	4.0
Stock option and restricted stock plans	6.0	—	—	6.0
Balance, June 30, 2010	$4,421.3	$318.8	$(557.3)	$4,182.8

Balance, December 31, 2010	$4,426.7	$238.3	$(339.7)	$4,325.3
Comprehensive income, net of tax:
Net income	—	—	113.4	113.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $74.4)	—	131.6	—	131.6
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.6)	—	2.8	—	2.8
Total comprehensive income				247.8
Cost of shares acquired	(16.2)	—	—	(16.2)
Stock option and restricted stock plans	6.3	—	—	6.3
Balance, June 30, 2011	$4,416.8	$372.7	$(226.3)	$4,563.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Insurance policy income	$1,194.3	$1,177.3
Net investment income	687.1	667.4
Fee revenue and other income	7.6	7.1
Insurance policy benefits	(1,022.6)	(997.3)
Interest expense	(42.2)	(54.1)
Policy acquisition costs	(215.1)	(210.3)
Other operating costs	(245.8)	(240.2)
Taxes	(2.5)	(3.9)
Net cash provided by operating activities	360.8	346.0
Cash flows from investing activities:
Sales of investments	2,931.9	4,572.6
Maturities and redemptions of investments	538.1	392.2
Purchases of investments	(4,050.8)	(5,406.2)
Net sales (purchases) of trading securities	304.4	(41.5)
Change in cash and cash equivalents held by variable interest entities	1.5	(6.3)
Other	(15.1)	(9.2)
Net cash used by investing activities	(290.0)	(498.4)
Cash flows from financing activities:
Issuance of notes payable, net	—	110.8
Payments on notes payable	(66.2)	(116.5)
Issuance of common stock	.3	—
Payments to repurchase common stock	(16.2)	—
Amounts received for deposit products	837.7	882.6
Withdrawals from deposit products	(854.9)	(862.0)
Investment borrowings and borrowings related to variable interest entities	36.8	(62.2)
Net cash used by financing activities	(62.5)	(47.3)
Net incease (decrease) in cash and cash equivalents	8.3	(199.7)
Cash and cash equivalents, beginning of period	571.9	523.4
Cash and cash equivalents, end of period	$580.2	$323.7

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

The trading account includes investments backing the market strategies of our multibucket annuity products and certain reinsurance agreements.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  See the note entitled “Accounting for Derivatives” for further discussion regarding these embedded derivatives.  Our trading securities totaled $83.5 million and $372.6 million at June 30,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

2011 and December 31, 2010, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of June 30, 2011 and December 31, 2010, were as follows (dollars in millions):

	June 30, 2011	December 31, 2010
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$.6	$(4.4)
Net unrealized gains (losses) on all other investments	732.0	476.5
Adjustment to present value of future profits (a)	(23.4)	(17.6)
Adjustment to deferred acquisition costs	(120.9)	(76.2)
Unrecognized net loss related to deferred compensation plan	(7.3)	(7.7)
Deferred income tax liability	(208.3)	(132.3)
Accumulated other comprehensive income	$372.7	$238.3
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At June 30, 2011, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than- temporary impairments included in accumulated other comprehensive income
Corporate securities	$14,263.3	$769.2	$(117.4)	$14,915.1	$—
United States Treasury securities and obligations of United States government corporations and agencies	283.4	5.0	(9.8)	278.6	—
States and political subdivisions	1,849.2	40.4	(46.1)	1,843.5	—
Debt securities issued by foreign governments	.8	.1	—	.9	—
Asset-backed securities	739.6	19.0	(9.7)	748.9	—
Collateralized debt obligations	189.6	4.8	(.9)	193.5	—
Commercial mortgage-backed securities	1,410.6	80.0	(10.8)	1,479.8	—
Mortgage pass-through securities	26.0	2.0	—	28.0	—
Collateralized mortgage obligations	2,130.6	38.3	(34.3)	2,134.6	(10.3)
Total fixed maturities, available for sale	$20,893.1	$958.8	$(229.0)	$21,622.9	$(10.3)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently include provisions for

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$107.7	$109.0
Due after one year through five years	1,164.7	1,238.3
Due after five years through ten years	4,245.4	4,547.2
Due after ten years	10,878.9	11,143.6
Subtotal	16,396.7	17,038.1
Structured securities	4,496.4	4,584.8
Total fixed maturities, available for sale	$20,893.1	$21,622.9

Net Realized Investment Gains (Losses)

During the first six months of 2011, we recognized net realized investment gains of $8.0 million, which were comprised of $31.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.9 billion and $23.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At June 30, 2011, fixed maturity securities and mortgage loans in default or considered nonperforming had both an aggregate amortized cost and a carrying value of $6.2 million.

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

During the six months ended June 30, 2011, we sold $.7 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $39.0 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

There was one investment sold at a loss during the first six months of 2011 that had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for more than 12 months prior to the sale of the investment. This investment had an amortized cost and estimated fair value of $4.0 million and $2.7 million, respectively.

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

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our consolidated financial statements in future periods.

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2011, other-than-temporary impairments included in accumulated other comprehensive income of $10.3 million (before taxes and related amortization) related to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the six months ended June 30, 2011 and 2010 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.8)	$(29.4)	$(6.1)	$(27.2)
Add: credit losses on other-than-temporary impairments not previously recognized	—	(1.3)	—	(1.3)
Less: credit losses on securities sold	.2	10.1	4.5	13.5
Less: credit losses on securities impaired due to intent to sell (a)	—	1.1	—	1.1
Add: credit losses on previously impaired securities	—	(4.5)	—	(10.1)
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.6)	$(24.0)	$(1.6)	$(24.0)
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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$198.7	$(9.8)	$.3	$—	$199.0	$(9.8)
States and political subdivisions	487.3	(12.1)	216.0	(34.0)	703.3	(46.1)
Corporate securities	2,718.1	(70.2)	519.0	(47.2)	3,237.1	(117.4)
Asset-backed securities	305.1	(8.6)	9.7	(1.1)	314.8	(9.7)
Collateralized debt obligations	19.9	(.9)	—	—	19.9	(.9)
Commercial mortgage-backed securities	184.3	(7.6)	47.6	(3.2)	231.9	(10.8)
Mortgage pass-through securities	.1	—	3.3	—	3.4	—
Collateralized mortgage obligations	840.5	(33.4)	29.1	(.9)	869.6	(34.3)
Total fixed maturities, available for sale	$4,754.0	$(142.6)	$825.0	$(86.4)	$5,579.0	$(229.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$196.9	$(11.8)	$.2	$—	$197.1	$(11.8)
States and political subdivisions	1,201.9	(54.8)	229.6	(45.9)	1,431.5	(100.7)
Corporate securities	2,633.0	(80.6)	864.6	(88.4)	3,497.6	(169.0)
Asset-backed securities	272.2	(2.4)	54.0	(3.9)	326.2	(6.3)
Collateralized debt obligations	117.0	(0.9)	5.8	(.2)	122.8	(1.1)
Commercial mortgage-backed securities	15.5	—	111.8	(12.5)	127.3	(12.5)
Mortgage pass-through securities	.3	—	3.4	—	3.7	—
Collateralized mortgage obligations	661.0	(29.1)	112.9	(6.4)	773.9	(35.5)
Total fixed maturities, available for sale	$5,097.8	$(179.6)	$1,382.3	$(157.3)	$6,480.1	$(336.9)

Based on management’s current assessment of investments with unrealized losses at June 30, 2011, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income for basic earnings per share	$59.5	$33.1	$113.4	$67.0
Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	3.7	3.4	7.4	6.0
Net income for diluted earnings per share	$63.2	$36.5	$120.8	$73.0
Shares:
Weighted average shares outstanding for basic earnings per share	250,933	250,994	251,027	250,891
Effect of dilutive securities on weighted average shares:
7% Debentures	53,367	49,793	53,367	44,663
Stock option and restricted stock plans	3,036	1,861	2,892	1,810
Warrants	712	—	487	—
Dilutive potential common shares	57,115	51,654	56,746	46,473
Weighted average shares outstanding for diluted earnings per share	308,048	302,648	307,773	297,364

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance shares) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock). Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Debenture.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$8.7	$10.7	$17.1	$19.0
Health	343.3	342.4	683.1	688.3
Life	57.6	47.6	109.4	89.6
Net investment income (a)	196.9	160.5	406.5	346.4
Fee revenue and other income (a)	3.3	2.7	5.6	5.0
Total Bankers Life revenues	609.8	563.9	1,221.7	1,148.3
Washington National:
Insurance policy income:
Health	141.7	139.4	281.9	279.0
Life	3.8	4.1	7.9	8.7
Other	1.1	1.2	2.2	2.4
Net investment income (a)	46.7	45.9	93.0	91.3
Fee revenue and other income (a)	.2	.2	.5	.5
Total Washington National revenues	193.5	190.8	385.5	381.9
Colonial Penn:
Insurance policy income:
Health	1.5	1.6	3.1	3.4
Life	49.4	47.7	98.1	94.1
Net investment income (a)	10.5	9.7	20.8	19.4
Fee revenue and other income (a)	.2	.1	.4	.3
Total Colonial Penn revenues	61.6	59.1	122.4	117.2
Other CNO Business:
Insurance policy income:
Annuities	2.9	2.4	5.2	4.9
Health	7.1	7.5	14.4	15.2
Life	61.9	62.6	123.2	126.5
Other	.6	.7	1.2	1.4
Net investment income (a)	86.7	80.4	181.4	173.0
Total Other CNO Business revenues	159.2	153.6	325.4	321.0
Corporate operations:
Net investment income	4.5	1.9	17.1	7.5
Fee and other income	.5	.6	1.1	1.3
Total corporate revenues	5.0	2.5	18.2	8.8
Total revenues	1,029.1	969.9	2,073.2	1,977.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Expenses:
Bankers Life:
Insurance policy benefits	$408.9	$382.7	$813.7	$799.2
Amortization	69.7	70.6	171.6	137.6
Interest expense on investment borrowings	1.1	—	2.3	—
Other operating costs and expenses	45.4	46.6	85.5	94.3
Total Bankers Life expenses	525.1	499.9	1,073.1	1,031.1
Washington National:
Insurance policy benefits	118.3	116.7	230.5	229.2
Amortization	14.0	13.1	30.1	27.9
Other operating costs and expenses	38.5	39.9	77.0	76.1
Total Washington National expenses	170.8	169.7	337.6	333.2
Colonial Penn:
Insurance policy benefits	38.0	35.4	76.7	72.1
Amortization	8.6	8.8	17.6	17.5
Other operating costs and expenses	7.4	7.3	15.1	14.7
Total Colonial Penn expenses	54.0	51.5	109.4	104.3
Other CNO Business:
Insurance policy benefits	119.2	116.2	246.7	249.5
Amortization	9.9	3.6	19.0	15.8
Interest expense on investment borrowings	5.0	5.0	9.9	10.0
Other operating costs and expenses	20.3	20.0	37.9	38.8
Total Other CNO Business expenses	154.4	144.8	313.5	314.1
Corporate operations:
Interest expense on corporate debt	19.3	19.8	39.9	39.3
Interest expense on borrowings of variable interest entities	3.5	3.9	6.0	6.9
Loss on extinguishment of debt	.6	.9	2.0	2.7
Other operating costs and expenses	12.8	10.4	24.0	18.7
Total corporate expenses	36.2	35.0	71.9	67.6
Total expenses	940.5	900.9	1,905.5	1,850.3
Income (loss) before net realized investment losses (net of related amortization) and income taxes:
Bankers Life	84.7	64.0	148.6	117.2
Washington National	22.7	21.1	47.9	48.7
Colonial Penn	7.6	7.6	13.0	12.9
Other CNO Business	4.8	8.8	11.9	6.9
Corporate operations	(31.2)	(32.5)	(53.7)	(58.8)
Income before net realized investment losses (net of related amortization) and income taxes	$88.6	$69.0	$167.7	$126.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Total segment revenues	$1,029.1	$969.9	$2,073.2	$1,977.2
Net realized investment gains (losses)	2.9	(16.7)	8.0	(21.6)
Consolidated revenues	$1,032.0	$953.2	$2,081.2	$1,955.6
Total segment expenses	$940.5	$900.9	$1,905.5	$1,850.3
Amortization related to net realized investment gains (losses)	(.7)	.5	(.1)	.4
Consolidated expenses	$939.8	$901.4	$1,905.4	$1,850.7

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains related to fixed index products were $19.0 million and $(26.0) million in the six months ended June 30, 2011 and 2010, respectively.  These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $100.9 million and $89.4 million at June 30, 2011 and December 31, 2010, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on fixed index annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $612.7 million at June 30, 2011 and $553.6 million at December 31, 2010.  Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which will result in increased volatility in future earnings since the volatility caused by the accounting requirements to record embedded options at fair value will no longer be offset.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2011, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $.7 million and $(.4) million at June 30, 2011 and December 31, 2010, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

REINSURANCE

The cost of reinsurance ceded totaled $57.6 million and $67.1 million in the second quarters of 2011 and 2010, respectively, and $118.0 million and $131.7 million in the first six months of 2011 and 2010, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $52.3 million and $113.6 million in the second quarters of 2011 and 2010, respectively, and $114.8 million and $233.5 million in the first six months of 2011 and 2010, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $26.1 million and $26.6 million in the second quarters of 2011 and 2010, respectively, and $46.5 million and $50.8 million in the first six months of 2011 and 2010, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $20.4 million and $19.4 million in the second quarters of 2011 and 2010, respectively, and $34.8 million and $37.3 million in the first six months of 2011 and 2010, respectively. Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  In July 2009, Bankers Life and Casualty Company (“Bankers Life”) entered into an agreement with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage/PFFS plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Current tax expense	$1.8	$1.5	$4.9	$2.5
Deferred tax provision	30.9	17.2	57.5	35.4
Total income tax expense	$32.7	$18.7	$62.4	$37.9

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30,
	2011	2010
U.S. statutory corporate rate	35.0%	35.0%
Other nondeductible benefits	(.4)	.4
State taxes	.7	.9
Provision for tax issues, tax credits and other	.2	(.2)
Effective tax rate	35.5%	36.1%

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$635.2	$681.7
Non-life companies	874.7	870.6
Net state operating loss carryforwards	17.7	17.8
Tax credits	28.6	23.4
Capital loss carryforwards	346.0	339.7
Deductible temporary differences:
Investments	—	5.3
Insurance liabilities	732.2	738.9
Other	45.9	62.8
Gross deferred tax assets	2,680.3	2,740.2
Deferred tax liabilities:
Investments	(5.8)	—
Present value of future profits and deferred acquisition costs	(668.0)	(676.3)
Unrealized appreciation on investments	(208.3)	(132.3)
Gross deferred tax liabilities	(882.1)	(808.6)
Net deferred tax assets before valuation allowance	1,798.2	1,931.6
Valuation allowance	(1,081.4)	(1,081.4)
Net deferred tax assets	716.8	850.2
Current income taxes accrued	(13.3)	(10.8)
Income tax assets, net	$703.5	$839.4

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

Concluding that a valuation allowance is not required is difficult when there has been significant negative evidence, such as cumulative losses in recent years.  We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses in recent years.  Our analysis of whether there needs to be any changes to the deferred tax valuation allowance recognizes that as of June 30, 2011, we have incurred a cumulative loss over the evaluation period, resulting from the substantial loss during 2008 primarily related to the transfer of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to an independent trust.  As a result of the cumulative losses recognized in recent years, our evaluation of the need to increase the valuation allowance for deferred tax assets was primarily based on our historical taxable earnings.  However, because a substantial portion of the cumulative losses for the three-year period ended June 30, 2011, relates to transactions to dispose of blocks of businesses, we have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business of Senior Health transferred in 2008.  We consider this to be non-recurring and have reflected our best estimates of when temporary differences will reverse over the carryforward periods. We do not expect to be in a three year cumulative loss position at September 30, 2011, which would have an impact on the manner we evaluate our valuation allowance.

At June 30, 2011, our valuation allowance for our net deferred tax assets was $1.1 billion, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized.  This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.  We have also evaluated the likelihood that we will have sufficient taxable income to offset the available deferred tax assets based on evidence which we consider to be objective and verifiable.  Based upon our analysis completed at June 30, 2011, we believe that we will, more likely than not, recover $.7 billion of our deferred tax assets through reductions of our tax liabilities in future periods.  There was no change to our valuation allowance for deferred tax assets during the six months ended June 30, 2011.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (4.30 percent at June 30, 2011), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2011, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of June 30, 2011, we had $4.3 billion of federal NOLs and $1.0 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards
2011	$—		$0.1		$—	$0.1
2013	—		—		939.8	939.8
2014	—		—		28.7	28.7
2016	—		—		20.2	20.2
2018	1,581.1	(a)	—		—	1,581.1
2021	29.6		—		—	29.6
2022	204.1		—		—	204.1
2023	—		1,999.3	(a)	—	1,999.3
2024	—		3.2		—	3.2
2025	—		118.8		—	118.8
2027	—		216.8		—	216.8
2028	—		0.3		—	0.3
2029	—		149.0		—	149.0
2031	—		11.7		—	11.7
Total	$1,814.8		$2,499.2		$988.7	$5,302.7

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

We had deferred tax assets related to NOLs for state income taxes of $17.7 million and $17.8 million at June 30, 2011 and December 31, 2010, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2018.

Tax years 2007 through 2010 are open to examination by the IRS.  The Company’s various state income tax returns are generally open for tax years 2007 through 2010 based on the individual state statutes of limitation.

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2011 and December 31, 2010 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2011	December 31, 2010
7.0% Debentures	$293.0	$293.0
Senior Secured Credit Agreement due September 30, 2016 (the “Senior Secured Credit Agreement”)	308.8	375.0
9.0% Senior Secured Notes due January 2018 (the “9.0% Senior Secured Notes”)	275.0	275.0
Senior Health Note due November 12, 2013 (the “Senior Health Note”)	75.0	75.0
Unamortized discount on 7.0% Debentures	(13.9)	(14.8)
Unamortized discount on Senior Secured Credit Agreement	(3.4)	(4.7)
Direct corporate obligations	$934.5	$998.5

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at June 30, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)     a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent (such ratio was 18.7 percent at June 30, 2011); (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

(ii)     revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)    an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

In June 2011, as required under the terms of the Senior Secured Credit Agreement, we made a mandatory prepayment of $16.2 million due to our repurchase of $16.2 million of our common stock in the second quarter of 2011. As a result of the repayment, we recognized a loss on the extinguishment of debt totaling $.6 million representing the write-off of unamortized discount and issuance costs associated with the Senior Secured Credit Agreement.

In March 2011, we made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Senior Secured Credit Agreement using available cash.  As a result of the repayment, we recognized a loss on the extinguishment of debt totaling $1.4 million representing the write-off of unamortized discount and issuance costs associated with the Senior Secured Credit Agreement.

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2011 (dollars in millions):

Year ending June 30,
2012	$25.0
2013	72.5
2014	90.0
2015	80.0
2016	102.5
Thereafter	581.8
$951.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company’s insurance subsidiaries (Conseco Life Insurance Company (“Conseco Life”), Washington National Insurance Company and Bankers Life) are members of the Federal Home Loan Bank (“FHLB”).  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2011, the carrying value of the FHLB common stock was $63.8 million.  As of June 30, 2011, collateralized borrowings from the FHLB totaled $1.3 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.6 billion at June 30, 2011, which are maintained in a custodial account for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $12.2 million and $9.8 million in the first six months of 2011 and 2010, respectively, was recognized related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2011

$100.0	October 2013	Variable rate – 0.516%
67.0	February 2014	Fixed rate – 1.830%
100.0	September 2015	Variable rate – 0.573%
150.0	October 2015	Variable rate – 0.537%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.626%
75.0	June 2016	Variable rate – 0.458%
50.0	November 2016	Variable rate – 0.522%
50.0	November 2016	Variable rate – 0.656%
100.0	June 2017	Variable rate – 0.690%
100.0	October 2017	Variable rate – 0.708%
37.0	November 2017	Fixed rate – 3.750%
$1,275.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At June 30, 2011, the aggregate fee to prepay all fixed rate borrowings was $57.6 million.

In June 2011, as part of our investment strategy, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $26.9 million at June 30, 2011. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security will occur; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

excess of the net replacement cost of the related securities.

At June 30, 2011, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.3 billion; (ii) repurchase agreements of $26.9 million; and (iii) other borrowings of $3.4 million.

At December 31, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.2 billion; and (ii) other borrowings of $4.1 million.

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2010	251,084
Treasury stock purchased and retired	(2,207)
Stock options exercised	152
Restricted stock vested	386	(a)
Balance, June 30, 2011	249,415
________

(a)	Such amount was reduced by 149 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In the second quarter of 2011, we repurchased 2.2 million shares of common stock for $16.2 million pursuant to the program. In addition, the Company formally terminated the share repurchase program which had been initially adopted in 2006.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $7.5 million and $14.2 million during the six months ended June 30, 2011 and 2010, respectively.  Amounts amortized totaled $15.2 million and $12.4 million during the six months ended June 30, 2011 and 2010, respectively.  The unamortized balance of deferred sales inducements at June 30, 2011 and December 31, 2010 was $158.7 million and $166.4 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $66.3 million and $85.3 million at June 30, 2011 and December 31, 2010, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity. Such guidance requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will result in a change in the presentation of our financial statements but will not have any impact on our financial condition, operating results or cash flows.

In May 2011, the FASB issued authoritative guidance which clarifies or updates requirements for measuring fair value and for disclosing information about fair value measurements. The guidance clarifies: (i) the application of the highest and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance changes certain requirements for measuring fair value or disclosing information about fair value measurements including: (i) measuring the fair value of financial instruments that are managed within a portfolio; (ii) application of premiums and discounts in a fair value measurement; and (iii) additional disclosures about fair value measurements. Such additional disclosures include a description of the valuation process used for measuring Level 3 instruments and the sensitivity of the Level 3 fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial condition, operating results or cash flows.

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance are met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required.  We are in the process of evaluating the impact the guidance will have on our consolidated financial statements and expect to adopt the new standard on a retrospective basis. The guidance will reduce the balance of deferred acquisition costs, its amortization and the amount of costs that we capitalize. We expect that we will be able to defer most commission payments, which comprise approximately 55 percent of our deferrable expenses, plus other costs directly related to the production of new business. The proposed change will have no impact on the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there will be no change in the amortization of the present value of future profits.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Securities Litigation

On August 6, 2009, a purported class action complaint was filed in the United States District Court for the Southern District of New York, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., Case No. 09-CIV-6966, on behalf of purchasers of our common stock during the period from August 4, 2005 to March 17, 2008 (the “Class Period”).  The complaint charges CNO and certain of its officers and directors with violations of the Securities Exchange Act of 1934.  On June 2, 2010, the lead plaintiff filed a second amended complaint.  The amended complaint alleges that, during the Class Period, the defendants issued numerous statements regarding the Company’s financial performance. As alleged in the complaint, these statements were materially false and misleading because the defendants misrepresented and/or failed to disclose the following adverse facts, among others: (i) that the Company was reporting materially inaccurate revenue figures; (ii) that the Company’s reported financial results were materially misstated and did not present the true operating performance of the Company; (iii) that the Company’s shareholders’ equity was materially overstated during the Class Period, including the overstatement of shareholders’ equity by $20.6 million at December 31, 2006; and (iv) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about the Company, its corporate governance practices, its prospects and earnings growth.  On August 2, 2010, we filed a motion to dismiss the amended complaint.  On March 29, 2011, the court granted our motion to dismiss, and on April 29, 2011, the lead plaintiff filed a notice of appeal.  The lead plaintiff subsequently agreed to dismiss the appeal and the case has been dismissed with prejudice.

On June 2, 2010, a purported shareholder derivative complaint was filed in the Marion County Circuit/Superior Court, Indiana, William T. Carter, derivatively on behalf of CNO Financial Group, Inc. v. R. Glenn Hilliard, Donna A. James, R. Keith Long, Debra J. Perry, C. James Prieur, Neal C. Schneider, Michael T. Tokarz, John G. Turner, William Kirsch, Eugene Bullis, Michael Dubes, James Hohmann, Edward Bonach, Ali Inanilan, and John Wells, and CNO Financial Group, Inc., Cause No. 49D10 10 06 PL 024523, on behalf of nominal defendant CNO Financial Group, Inc. against certain current and/or former members of its Board of Directors and executive officers seeking to remedy defendant’s alleged breaches of fiduciary duties and unjust enrichment from August 2005 to the present.  On November 1, 2010, the plaintiffs filed an amended complaint.  The allegations in the complaint are similar to those described in the preceding paragraph.  On December 17, 2010, we filed a motion to dismiss the amended complaint.  On June 2, 2011, the court granted our motion to dismiss, and on June 30, 2011, the plaintiff filed a notice of appeal. We believe the action is without merit, and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

Cost of Insurance Litigation

Two lawsuits are pending in Hawaii captioned AE Ventures for Archie Murakami, et al. v. Conseco, Inc., Conseco Life Insurance Company; and Doe Defendants 1-100, Case No. CV05-00594 and Clifford S. Arakaki et al. v. Conseco Life Insurance Company, Doe Defendants 1-100, Case No. CV05-00026 (United States District Court, District of Hawaii).  These suits involve an aggregate of approximately 700 plaintiffs all of whom purport to have opted out of the previously settled In Re Conseco Life Insurance Co. Cost of Insurance Litigation multi-district action.  The complaints allege nondisclosure, breach of fiduciary duty, violations of HRS 480 (unfair and/or deceptive business practices), declaratory and injunctive relief, insurance bad faith, punitive damages, and seeks to impose alter ego liability.  As previously disclosed, a settlement in principle was reached.  The settlement has been finalized and the case is to be dismissed.

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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$113.4	$67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	251.3	214.0
Income taxes	59.9	34.0
Insurance liabilities	192.5	197.5
Accrual and amortization of investment income	(31.7)	29.8
Deferral of policy acquisition costs	(215.1)	(210.3)
Net realized investment (gains) losses	(8.0)	21.6
Loss on extinguishment of debt	2.0	2.7
Other	(3.5)	(10.3)
Net cash provided by operating activities	$360.8	$346.0

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2011	2010
Stock option and restricted stock plans	$6.0	$6.0
Change in securities lending collateral	—	103.7
Change in securities lending payable	—	(103.7)

INVESTMENTS IN VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a variable interest entity (a “VIE”).  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to the VIEs which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs:

All of the VIEs are collateralized loan trusts that were established to issue securities and use the proceeds to principally invest in corporate loans and other permitted investments (including a new VIE which was consolidated in the second quarter of 2011, as further discussed below).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans, not from the assets of the Company.  Repayment of the remaining principal balance of the borrowings of the VIEs is based on available cash flows from the assets.  The Company has no further commitments to the VIEs.

In the second quarter of 2011, one of the VIEs was liquidated and its obligations were repaid pursuant to the priority of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

payments as defined in the indenture of the VIE. Such liquidation did not have a material effect on our consolidated financial statements. In addition, in the second quarter of 2011, certain of our insurance subsidiaries invested in the formation of a new VIE which has been consolidated in our financial statements.

Certain of our insurance subsidiaries own preferred stock or are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2011
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$414.0	$—	$414.0
Notes receivable of VIEs held by insurance subsidiaries	—	(62.2)	(62.2)
Cash and cash equivalents held by variable interest entities	25.3	—	25.3
Accrued investment income	.9	—	.9
Income tax assets, net	4.4	(1.2)	3.2
Other assets	4.9	—	4.9
Total assets	$449.5	$(63.4)	$386.1
Liabilities:
Other liabilities	$75.0	$—	$75.0
Borrowings related to variable interest entities	317.3	—	317.3
Notes payable of VIEs held by insurance subsidiaries	65.7	(65.7)	—
Total liabilities	$458.0	$(65.7)	$392.3

	December 31, 2010
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$420.9	$—	$420.9
Notes receivable of VIEs held by insurance subsidiaries	—	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	26.8	—	26.8
Accrued investment income	1.4	(4.8)	(3.4)
Income tax assets, net	20.9	(6.5)	14.4
Other assets	15.9	—	15.9
Total assets	$485.9	$(108.1)	$377.8
Liabilities:
Other liabilities	$22.0	$(4.6)	$17.4
Borrowings related to variable interest entities	386.9	—	386.9
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	—
Total liabilities	$524.5	$(120.2)	$404.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At June 30, 2011, such securities had an amortized cost of $413.5 million; gross unrealized gains of $2.7 million; gross unrealized losses of $2.2 million; and an estimated fair value of $414.0 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.7	$7.7
Due after one year through five years	242.6	242.4
Due after five years through ten years	163.2	163.9
Total	$413.5	$414.0

During the first six months of 2011, we recognized net realized investment gains on the VIE investments of $.4 million, which were comprised of $3.6 million of net gains from the sales of fixed maturities, and $3.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first six months of 2010, we recognized net realized investment losses on the VIE investments of $2.7 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2011, there were no investments held by the VIEs that were in default.

During the first six months of 2011, $90.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.9 million.

At June 30, 2011, the VIEs held:  (i) investments with a fair value of $175.1 million and gross unrealized losses of $1.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $35.9 million and gross unrealized losses of $.9 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2011, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $19.2 million (classified as other invested assets).  At June 30, 2011, we had unfunded commitments to these partnerships of $17.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

FAIR VALUE MEASUREMENTS

Definition of Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We hold fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives, which are carried at fair value.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, broker/dealer quotes, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products.

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily certain below investment grade privately placed securities), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 47 percent and 2 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  For the quarter ended June 30, 2011, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the valuations from our pricing model were consistent with market observable data for most investment grade privately placed securities. As a result, the Company reclassified certain investment grade privately placed securities from Level 3 to Level 2. Below investment grade privately placed securities, which are valued using significant inputs that are not observable in the market, remain classified as Level 3. The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $11.5 million during the first six months of 2011. Privately placed securities comprise approximately 20 percent of our fixed maturities, available for sale, classified as Level 3.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at June 30, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,499.9		$415.2		$14,915.1
United States Treasury securities and obligations of United States government corporations and agencies	2.0	274.9		1.7		278.6
States and political subdivisions	—	1,834.3		9.2		1,843.5
Debt securities issued by foreign governments	—	.9		—		.9
Asset-backed securities	—	622.5		126.4		748.9
Collateralized debt obligations	—	—		193.5		193.5
Commercial mortgage-backed securities	—	1,479.8		—		1,479.8
Mortgage pass-through securities	24.8	—		3.2		28.0
Collateralized mortgage obligations	—	1,930.5		204.1		2,134.6
Total fixed maturities, available for sale	26.8	20,642.8		953.3		21,622.9
Equity securities	12.9	66.8		49.9		129.6
Trading securities:
Corporate securities	3.4	48.6		4.6		56.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.7		—		4.7
States and political subdivisions	—	16.5		—		16.5
Asset-backed securities	—	—		—		—
Commercial mortgage-backed securities	—	4.5		—		4.5
Mortgage pass-through securities	.3	—		—		.3
Collateralized mortgage obligations	—	.9		—		.9
Total trading securities	3.7	75.2		4.6		83.5
Investments held by variable interest entities	—	414.0		—		414.0
Other invested assets	—	206.4	(a)	—		206.4
Assets held in separate accounts	—	17.4		—		17.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		613.4	(b)	613.4
_____________

(a)	Includes company-owned life insurance and derivatives.

(b)	Includes $612.7 million of embedded derivatives associated with our fixed index annuity products and $.7 million of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

embedded derivatives associated with a modified coinsurance agreement.

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2010 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,240.1		$1,977.5		$14,217.6
United States Treasury securities and obligations of United States government corporations and agencies	10.0	282.2		2.0		294.2
States and political subdivisions	—	1,772.1		11.4		1,783.5
Debt securities issued by foreign governments	—	.9		—		.9
Asset-backed securities	—	652.7		121.0		773.7
Collateralized debt obligations	—	—		256.5		256.5
Commercial mortgage-backed securities	—	1,363.7		—		1,363.7
Mortgage pass-through securities	27.8	—		3.5		31.3
Collateralized mortgage obligations	—	1,715.4		197.1		1,912.5
Total fixed maturities, available for sale	37.8	18,027.1		2,569.0		20,633.9
Equity securities	—	37.5		30.6		68.1
Trading securities:
Corporate securities	3.2	47.5		4.3		55.0
United States Treasury securities and obligations of United States government corporations and agencies	—	293.8		—		293.8
States and political subdivisions	—	16.1		—		16.1
Asset-backed securities	—	.6		—		.6
Commercial mortgage-backed securities	—	5.2		—		5.2
Mortgage pass-through securities	.3	—		—		.3
Collateralized mortgage obligations	—	1.2		.4		1.6
Total trading securities	3.5	364.4		4.7		372.6
Investments held by variable interest entities	—	414.2		6.7		420.9
Other invested assets	—	192.0	(a)	—		192.0
Assets held in separate accounts	—	17.5		—		17.5
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		553.2	(b)	553.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_____________

(a)	Includes company-owned life insurance and derivatives.

(b)	Includes $553.6 million of embedded derivatives associated with our fixed index annuity products and $(.4) million of embedded derivatives associated with a modified coinsurance agreement.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2011 (dollars in millions):

	June 30, 2011
	Beginning balance as of March 31, 2011	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of June 30, 2011	Amount of total gains (losses) for the three months ended June 30, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,926.0	$(59.1)	$(10.0)	$7.2	$43.5	$(1,492.4)	$415.2	$(5.1)
United States Treasury securities and obligations of United States government corporations and agencies	1.7	—	—	—	—	—	1.7	—
States and political subdivisions	8.9	—	—	.3	—	—	9.2	—
Asset-backed securities	143.3	(1.6)	—	.7	4.4	(20.4)	126.4	—
Collateralized debt obligations	186.2	7.2	—	.1	—	—	193.5	—
Mortgage pass-through securities	3.3	(.1)	—	—	—	—	3.2	—
Collateralized mortgage obligations	247.5	45.8	(.9)	(.1)	25.1	(113.3)	204.1	—
Total fixed maturities, available for sale	2,516.9	(7.8)	(10.9)	8.2	73.0	(1,626.1)	953.3	(5.1)
Equity securities	45.4	3.0	1.0	.5	—	—	49.9	—
Trading securities:
Corporate securities	4.6	—	—	—	—	—	4.6	—
Collateralized mortgage obligations	.5	—	—	—	—	(.5)	—	—
Total trading securities	5.1	—	—	—	—	(.5)	4.6	—
Investments held by variable interest entities:
Corporate securities	—	—	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(587.5)	(15.2)	(10.7)	—	—	—	(613.4)	(10.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2011 (dollars in millions):

					Purchases, sales, issuances and settlements, net
	Purchases	Sales	Issuances	Settlements
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(59.1)	$—	$—	$(59.1)
States and political subdivisions	—	—	—	—	—
Asset-backed securities	—	(1.6)	—	—	(1.6)
Collateralized debt obligations	19.0	(11.8)	—	—	7.2
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	61.4	(15.6)	—	—	45.8
Total fixed maturities, available for sale	80.4	(88.2)	—	—	(7.8)
Equity securities	3.9	(.9)	—	—	3.0
Investments held by variable interest entities:
Corporate securities	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(27.4)	7.5	(6.8)	11.5	(15.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2011 (dollars in millions):

	June 30, 2011
	Beginning balance as of December 31, 2010	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of June 30, 2011	Amount of total gains (losses) for the six months ended June 30, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,977.5	$(161.3)	$(21.0)	$10.3	$60.2	$(1,450.5)	$415.2	$(11.5)
United States Treasury securities and obligations of United States government corporations and agencies	2.0	(.1)	—	(.2)	—	—	1.7	—
States and political subdivisions	11.4	(.1)	—	.4	—	(2.5)	9.2	—
Asset-backed securities	121.0	(2.3)	—	.5	7.2	—	126.4	—
Collateralized debt obligations	256.5	(69.5)	2.2	4.3	—	—	193.5	—
Mortgage pass-through securities	3.5	(.3)	—	—	—	—	3.2	—
Collateralized mortgage obligations	197.1	54.4	(.9)	.7	38.7	(85.9)	204.1	—
Total fixed maturities, available for sale	2,569.0	(179.2)	(19.7)	16.0	106.1	(1,538.9)	953.3	(11.5)
Equity securities	30.6	40.5	.2	1.1	—	(22.5)	49.9	—
Trading securities:
Corporate securities	4.3	—	.3	—	—	—	4.6	.3
Collateralized mortgage obligations	.4	—	—	—	—	(.4)	—	—
Total trading securities	4.7	—	.3	—	—	(.4)	4.6	.3
Investments held by variable interest entities:
Corporate securities	6.7	(7.9)	1.5	(.3)	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(51.3)	(8.9)	—	—	—	(613.4)	(8.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2011 (dollars in millions):

					Purchases, sales, issuances and settlements, net
	Purchases	Sales	Issuances	Settlements
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(161.3)	$—	$—	$(161.3)
United States Treasury securities and obligations of United States governement corporations and agencies	—	(.1)	—	—	(.1)
States and political subdivisions	—	(.1)	—	—	(.1)
Asset-backed securities	—	(2.3)	—	—	(2.3)
Collateralized debt obligations	20.7	(90.2)	—	—	(69.5)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Collateralized mortgage obligations	73.9	(19.5)	—	—	54.4
Total fixed maturities, available for sale	94.6	(273.8)	—	—	(179.2)
Equity securities	41.4	(.9)	—	—	40.5
Investments held by variable interest entities:
Corporate securities	—	(7.9)	—	—	(7.9)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(52.4)	10.1	(25.8)	16.8	(51.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2010 (dollars in millions):

	June 30, 2010
	Beginning balance as of March 31, 2010	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2010	Amount of total gains (losses) for the three months ended June 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,150.8	$63.9	$.8	$95.3	$33.4	$(15.6)	$2,328.6	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.2	(.1)	—	—	—	—	2.1	—
States and political subdivisions	8.9	—	—	1.1	—	—	10.0	—
Asset-backed securities	104.1	19.3	—	7.7	—	—	131.1	—
Collateralized debt obligations	128.9	11.2	(.8)	(2.5)	—	—	136.8	—
Commercial mortgage-backed securities	—	—	—	—	10.5	—	10.5	—
Mortgage pass-through securities	3.9	(.1)	—	.1	—	—	3.9	—
Collateralized mortgage obligations	9.9	23.8	—	—	—	(9.6)	24.1	—
Total fixed maturities, available for sale	2,408.7	118.0	—	101.7	43.9	(25.2)	2,647.1	—
Equity securities	31.0	—	—	—	—	—	31.0	—
Trading securities:
Corporate securities	4.0	—	—	(.4)	.5	—	4.1	(.4)
Investments held by variable interest entities:
Corporate securities	7.1	—	—	.1	—	—	7.2	—
Securities lending collateral:
Asset-backed securities	21.4	(15.6)	(.2)	.3	—	(1.0)	4.9	(.2)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(497.2)	29.4	(32.7)	—	—	—	(500.5)	(32.7)

____________
(a) Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of June 30, 2010	Amount of total gains (losses) for the six months ended June 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,147.8	$(5.9)	$58.8	$.8	$111.1	$47.0	$(31.0)	$2,328.6	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.2	—	(.1)	—	—	—	—	2.1	—
States and political subdivisions	10.7	—	—	—	1.1	—	(1.8)	10.0	—
Asset-backed securities	115.1	—	6.3	(11.3)	21.0	—	—	131.1	—
Collateralized debt obligations	92.8	(5.7)	50.1	(.2)	(.2)	—	—	136.8	—
Commercial mortgage-backed securities	13.7	—	(.7)	—	2.0	1.3	(5.8)	10.5	—
Mortgage pass-through securities	4.2	—	(.3)	—	—	—	—	3.9	—
Collateralized mortgage obligations	11.4	—	23.8	—	—	—	(11.1)	24.1	—
Total fixed maturities, available for sale	2,397.9	(11.6)	137.9	(10.7)	135.0	48.3	(49.7)	2,647.1	—
Equity securities	30.9	—	.1	—	—	—	—	31.0	—
Trading securities:
Corporate securities	3.7	—	—	—	—	.4	—	4.1	—
Investments held by variable interest entities:
Corporate securities	—	6.9	—	—	.3	—	—	7.2	—
Securities lending collateral:
Corporate securities	13.7	—	(13.7)	—	—	—	—	—	—
Asset-backed securities	22.9	—	(15.5)	(.2)	(.3)	—	(2.0)	4.9	(.2)
Total securities lending collateral	36.6	—	(29.2)	(.2)	(.3)	—	(2.0)	4.9	(.2)
Other invested assets	2.4	(2.4)	—	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	—	35.0	(39.5)	—	—	—	(500.5)	(39.5)

__________

(a)
Amounts represent adjustments to investments related to a VIE that was required to be consolidated effective January 1, 2010, as well as the reclassification of investments of a VIE which was consolidated at December 31, 2009.

(b)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

At June 30, 2011, 69 percent of our Level 3 fixed maturities, available for sale, were investment grade and 49 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first six months of 2011 and 2010 include transfers due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. In addition, for the quarter ended June 30, 2011, we re-evaluated the observability of pricing inputs related to investment grade privately placed securities. As a result, we reclassified certain investment grade privately placed securities from Level 3 to Level 2.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no transfers between Level 1 and Level 2 in the first six months of 2011 or 2010.

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

The estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010, were as follows (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Fixed maturities, available for sale	$21,622.9	$21,622.9	$20,633.9	$20,633.9
Equity securities	129.6	129.6	68.1	68.1
Mortgage loans	1,752.8	1,799.4	1,761.2	1,762.6
Policy loans	279.5	279.5	284.4	284.4
Trading securities	83.5	83.5	372.6	372.6
Investments held by securitization entities	414.0	414.0	420.9	420.9
Other invested assets	252.2	252.2	240.9	240.9
Cash and cash equivalents	605.5	605.5	598.7	598.7
Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,152.8	$13,152.8	$13,194.7	$13,194.7
Investment borrowings	1,305.3	1,336.1	1,204.1	1,265.3
Borrowings related to variable interest entities	317.3	286.9	386.9	345.1
Notes payable – direct corporate obligations	934.5	1,118.0	998.5	1,166.4
____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at June 30, 2011 and December 31, 2010.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

SUBSEQUENT EVENTS

On July 5, 2011, C. James Prieur, Chief Executive Officer and a Director informed the Board of Directors (the "Board") of the Company that he will be retiring as Chief Executive Officer and as a Director effective September 30, 2011.

On July 5, 2011, Edward J. Bonach, currently the Company's Executive Vice President and Chief Financial Officer, was appointed Chief Executive Officer of the Company, effective October 1, 2011. Mr. Bonach was also appointed as a Director of the Company, effective October 1, 2011. Mr. Bonach will remain CFO until his successor has been appointed.

On July 5, 2011, the Board also elected Scott R. Perry to the new position of Chief Operating Officer of the Company, effective immediately. Mr. Perry is currently President of Bankers Life and will continue to hold that position.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2011, and the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following summarizes our earnings for the three and six months ending June 30, 2011 and 2010 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings before net realized investment gains (losses), corporate interest expense, loss on extinguishment of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):
Bankers Life	$84.7	$64.0	$148.6	$117.2
Washington National	22.7	21.1	47.9	48.7
Colonial Penn	7.6	7.6	13.0	12.9
Other CNO Business	4.8	8.8	11.9	6.9
Corporate Operations, excluding corporate interest expense	(11.3)	(11.8)	(11.8)	(16.8)
EBIT	108.5	89.7	209.6	168.9
Corporate interest expense	(19.3)	(19.8)	(39.9)	(39.3)
Income before loss on extinguishment of debt, net realized investment gains (losses) and taxes	89.2	69.9	169.7	129.6
Tax expense on operating income	31.7	25.0	60.3	46.5
Net operating income	57.5	44.9	109.4	83.1
Loss on extinguishment of debt, net of income taxes	(0.4)	(.6)	(1.3)	(1.8)
Net realized investment gains (losses) (net of related amortization and taxes)	2.4	(11.2)	5.3	(14.3)
Net income	$59.5	$33.1	$113.4	$67.0
Per diluted share:
Net operating income	$.20	$.16	$.38	$.30
Net realized investment gains (losses), net of related amortization and taxes	.01	(.04)	.02	(.05)
Loss on extinguishment of debt, net of income taxes	—	—	(.01)	—
Net income	$.21	$.12	$.39	$.25
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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) before net realized investment gains (losses), net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$84.7	$64.0	$148.6	$117.2
Washington National	22.7	21.1	47.9	48.7
Colonial Penn	7.6	7.6	13.0	12.9
Other CNO Business	4.8	8.8	11.9	6.9
Corporate operations	(31.2)	(32.5)	(53.7)	(58.8)
	88.6	69.0	167.7	126.9
Net realized investment gains (losses), net of related amortization:
Bankers Life	(1.4)	(9.8)	4.2	(13.3)
Washington National	(.5)	—	(1.0)	(1.2)
Colonial Penn	.2	—	1.3	.5
Other CNO Business	1.4	(6.0)	.8	(5.3)
Corporate operations	3.9	(1.4)	2.8	(2.7)
	3.6	(17.2)	8.1	(22.0)
Income (loss) before income taxes:
Bankers Life	83.3	54.2	152.8	103.9
Washington National	22.2	21.1	46.9	47.5
Colonial Penn	7.8	7.6	14.3	13.4
Other CNO Business	6.2	2.8	12.7	1.6
Corporate operations	(27.3)	(33.9)	(50.9)	(61.5)
Income before income taxes	$92.2	$51.8	$175.8	$104.9
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premium collections:
Annuities	$259.1	$281.1	$481.3	$505.3
Medicare supplement and other supplemental health	329.1	332.4	666.7	679.5
Life	62.0	52.1	118.4	98.6
Total collections	$650.2	$665.6	$1,266.4	$1,283.4
Average liabilities for insurance products:
Annuities:
Mortality based	$243.1	$250.7	$244.5	$251.2
Fixed index	2,268.3	1,769.7	2,208.0	1,727.4
Deposit based	4,793.2	4,905.5	4,812.8	4,905.4
Medicare supplement and other supplemental health	4,529.9	4,337.4	4,509.8	4,306.6
Life:
Interest sensitive	425.2	412.2	422.8	410.0
Non-interest sensitive	416.8	346.9	407.3	339.2
Total average liabilities for insurance products, net of reinsurance ceded	$12,676.5	$12,022.4	$12,605.2	$11,939.8
Revenues:
Insurance policy income	$409.6	$400.7	$809.6	$796.9
Net investment income:
General account invested assets	196.5	177.0	387.8	349.2
Fixed index products	.4	(15.3)	18.7	(3.2)
Other special-purpose portfolios	—	(1.2)	—	.4
Fee revenue and other income	3.3	2.7	5.6	5.0
Total revenues	609.8	563.9	1,221.7	1,148.3
Expenses:
Insurance policy benefits	351.3	344.2	688.9	694.8
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	40.5	44.1	81.3	87.9
Fixed index products	17.1	(5.6)	43.5	16.5
Amortization related to operations	69.7	70.6	171.6	137.6
Interest expense on investment borrowings	1.1	—	2.3	—
Other operating costs and expenses	45.4	46.6	85.5	94.3
Total benefits and expenses	525.1	499.9	1,073.1	1,031.1
Income before net realized investment gains (losses), net of related amortization, and income taxes	84.7	64.0	148.6	117.2
Net realized investment gains (losses)	(1.8)	(10.3)	4.8	(13.3)
Amortization related to net realized investment gains (losses)	.4	.5	(.6)	—
Net realized investment gains (losses), net of related amortization	(1.4)	(9.8)	4.2	(13.3)
Income before income taxes	$83.3	$54.2	$152.8	$103.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Health benefit ratios:
All health lines:
Insurance policy benefits	$305.0	$302.9	$602.6	$614.7
Benefit ratio (a)	88.8%	88.4%	88.2%	89.3%
Medicare supplement:
Insurance policy benefits	$125.3	$126.2	$247.0	$256.4
Benefit ratio (a)	69.8%	70.7%	68.5%	71.8%
PDP:
Insurance policy benefits	$14.8	$17.7	$27.7	$33.7
Benefit ratio (a)	88.6%	89.8%	89.0%	89.3%
PFFS:
Insurance policy benefits	$(.1)	$(4.3)	$(.8)	$(9.4)
Benefit ratio (a)	N/A	N/A	N/A	N/A
Long-term care:
Insurance policy benefits	$165.0	$163.3	$328.7	$334.0
Benefit ratio (a)	115.0%	113.0%	114.2%	113.7%
Interest-adjusted benefit ratio (b)	71.6%	71.9%	71.2%	73.6%
____________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $62.3 million and $59.3 million in the three months ended June 30, 2011 and 2010, respectively, and $123.8 million and $117.8 million in the six months ended June 30, 2011 and 2010, respectively.

Total premium collections were $650.2 million in the second quarter of 2011, down 2.3 percent from 2010, and were $1,266.4 million in the first six months of 2011, down 1.3 percent from 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Average liabilities for insurance products, net of reinsurance ceded were $12.7 billion in the second quarter of 2011, up 5.4 percent from 2010, and were $12.6 billion in the first six months of 2011, up 5.6 percent from 2010.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts and other special-purpose portfolios) was $196.5 million in the second quarter of 2011, up 11 percent from 2010, and was $387.8 million in the first six months of 2011, up 11 percent from 2010.  The average balance of general account invested assets was $13.4 billion and $12.0 billion in the second quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.85 percent and 5.88 percent in the second quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $13.4 billion and $12.0 billion in the first six months of 2011 and 2010, respectively. The average yield on these assets was 5.80 percent and 5.84 percent in the first six months of 2011 and 2010, respectively. The increase in general account invested assets is primarily due to:  (i) sales of our annuity and health products in recent periods; and (ii) the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in September 2010.  The increase in net investment income in the 2011 periods reflects: (i) the growth in general account invested assets; and (ii) higher bond prepayment income. Prepayment income was $6.0 million and $1.9 million in the second quarters of 2011 and 2010, respectively; and was $9.9 million and $5.1 million in the first six months of 2011 and 2010, respectively.  The decline in average yield is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products.  Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(6.4) million and $(31.2) million in the second quarters of 2011 and 2010, respectively, and was $14.7 million and $(19.9) million in the six months ended June 30, 2011 and 2010, respectively.  Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income (loss) on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations.  During the second quarter of 2011, we sold this trading portfolio. Such trading account income (loss) was $6.8 million and $15.9 million in the second quarters of 2011 and 2010, respectively, and was $4.0 million and $16.7 million in the six months ended June 30, 2011 and 2010, respectively.

Net investment income on other special-purpose portfolios in the 2010 period includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets were recorded as net investment income and totaled $(1.2) million in the second quarter of 2010 and $.4 million in the first six months of 2010.  Beginning in the first quarter of 2011, the Bankers Life segment is allocated a return on COLI investments equivalent to the yield on the Company’s overall portfolio (classified as net investment income on general account assets); and the Corporate Operations segment is allocated any difference between the actual COLI return and the amount allocated to the Bankers Life segment.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $10.5 million and $3.7 million in the first six months of 2011 and 2010, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 71.4 percent and 72.8 percent in the first six months of 2011 and 2010, respectively.

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry ceased selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.9 million and $2.0 million in the second quarters of 2011 and 2010, respectively, and were $3.4 million and $4.0 million in the six months ended June 30, 2011 and 2010, respectively.  In the first six months of 2011 and 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(.8) million and $(9.4) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 115.0 percent and 113.0 percent in the second quarters of 2011 and 2010, respectively, and was 114.2 percent and 113.7 percent in the first six months of 2011 and 2010, respectively.  The interest-adjusted benefit ratio on this business was 71.6 percent and 71.9 percent in the second quarters of 2011 and 2010, respectively, and was 71.2 percent and 73.6 percent in the first six months of 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $15.0 million and $14.8 million in the first six months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 119.4 percent and 118.7 percent in the first six months of 2011 and 2010, respectively.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  We expect to implement rate increases of approximately $37 million after approval from all states.  Approximately $15.6 million of approvals had been received as of June 30, 2011.  In the first six months of 2011, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to $10.5 million and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $40.5 million in the second quarter of 2011, down 8.2 percent from 2010, and were $81.3 million in the first six months of 2011, down 7.5 percent from 2010.  The weighted average crediting rate for these products was 3.1 percent and 3.3 percent in the second quarters of 2011 and 2010, respectively, and 3.1 percent and 3.3 percent in the first six months of 2011 and 2010, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits.  Deferred acquisition costs and the present value of future profits are collectively referred to as “insurance acquisition costs.”  Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $69.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

million and $70.6 million in the second quarters of 2011 and 2010, respectively, and was $171.6 million and $137.6 million in the six months ended June 30, 2011 and 2010, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $23 million.  Amortization expense related to our annuity block continued to increase in 2011 due to higher gross profits on this business.

Other operating costs and expenses in our Bankers Life segment were $45.4 million in the second quarter of 2011, down 2.6 percent from 2010, and were $85.5 million in the first six months of 2011, down 9.3 percent from 2010.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Expenses related to the marketing and quota-share agreements with Coventry	$2.6	$2.3	$4.6	$8.1
Commission expense	3.5	4.0	7.0	8.3
Other operating expenses	39.3	40.3	73.9	77.9
Total	$45.4	$46.6	$85.5	$94.3

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2011, net realized investment gains in this segment included $10.1 million of net gains from the sales of investments (primarily fixed maturities) and $5.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2010, net realized investment losses in this segment included $9.5 million of net gains from the sales of investments (primarily fixed maturities) and $22.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($20.7 million, prior to the $(2.1) million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.4) million and $(.5) million in the second quarters of 2011 and 2010, respectively, and $.6 million and nil in the six months ended June 30, 2011 and 2010, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premium collections:
Medicare supplement and other supplemental health	$142.4	$139.9	$285.2	$281.3
Life	3.9	3.8	8.2	8.2
Total collections	$146.3	$143.7	$293.4	$289.5
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,437.1	$2,485.5	$2,435.8	$2,507.8
Non-interest sensitive life	202.2	206.5	203.7	206.7
Total average liabilities for insurance products, net of reinsurance ceded	$2,639.3	$2,692.0	$2,639.5	$2,714.5
Revenues:
Insurance policy income	$146.6	$144.7	$292.0	$290.1
Net investment income:
General account invested assets	46.7	45.8	93.0	91.3
Trading account income related to reinsurer accounts	.7	1.1	1.0	1.9
Change in value of embedded derivatives related to modified coinsurance agreements	(.7)	(1.0)	(1.0)	(1.9)
Fee revenue and other income	.2	.2	.5	.5
Total revenues	193.5	190.8	385.5	381.9
Expenses:
Insurance policy benefits	118.3	116.7	230.5	229.2
Amortization related to operations	14.0	13.1	30.1	27.9
Other operating costs and expenses	38.5	39.9	77.0	76.1
Total benefits and expenses	170.8	169.7	337.6	333.2
Income before net realized investment losses and income taxes	22.7	21.1	47.9	48.7
Net realized investment losses	(.5)	—	(1.0)	(1.2)
Income before income taxes	$22.2	$21.1	$46.9	$47.5
Health benefit ratios:
All health lines:
Insurance policy benefits	$114.0	$109.7	$221.3	$219.1
Benefit ratio (a)	79.8%	78.0%	77.9%	77.9%
Medicare supplement:
Insurance policy benefits	$24.8	$26.4	$48.3	$53.8
Benefit ratio (a)	71.1%	65.8%	68.7%	65.8%
Supplemental health:
Insurance policy benefits	$88.4	$82.5	$170.8	$163.1
Benefit ratio (a)	82.7%	83.2%	80.7%	82.8%
Interest-adjusted benefit ratio (b)	54.1%	52.0%	51.6%	50.7%
Other health:
Insurance policy benefits	$.8	$.8	$2.2	$2.2
Benefit ratio (a)	74.8%	58.8%	99.5%	88.2%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the supplemental health reserves was $30.6 million and $31.0 million in the three months ended June 30, 2011 and 2010, respectively, and $61.6 million and $63.2 million in the six months ended June 30, 2011 and 2010, respectively.

Total premium collections were $146.3 million in the second quarter of 2011, up 1.8 percent from 2010, and were $293.4 million in the first six months of 2011, up 1.3 percent from 2010.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in the second quarter of 2011, down 2.0 percent from 2010, and were $2.6 billion in the first six months of 2011, down 2.8 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $46.7 million in the second quarter of 2011, up 2.0 percent from 2010, and was $93.0 million in the first six months of 2011, up 1.9 percent from 2010.  The average balance of general account invested assets was $3.1 billion in both the second quarters of 2011 and 2010.  The average yield on these assets was 5.95 percent and 5.87 percent in the second quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $3.1 billion in both the first six months of 2011 and 2010. The average yield on these assets was 5.94 percent and 5.83 percent in the first six months of 2011 and 2010, respectively. The increase in yield in the 2011 period primarily resulted from shifts among asset classes to increase income.

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

The benefit ratios on Washington National’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products.  We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of $.1 million and $3.6 million in the first six months of 2011 and 2010, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 68.8 percent and 70.2 percent in the first six months of 2011 and 2010, respectively.  The decrease in the benefit ratio in the 2011 period is primarily due to favorable claim development.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $10.1 million and $13.8 million in the second quarters of 2011 and 2010, respectively, and were $22.1 million and $28.0 million in the six months ended June 30, 2011 and 2010, respectively.  Such decrease is primarily due to lower sales and policyholder lapses.

Washington National’s supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.  Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $18.5 million and $16.6 million in the second quarters of 2011 and 2010, respectively, and were $40.8 million and $34.0 million in the six months ended June 30, 2011 and 2010, respectively. The fluctuation in margin is primarily related to higher insurance policy income in the 2011 period due to the growth in this block of business.

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

Other operating costs and expenses were $38.5 million in the second quarter of 2011, down 3.5 percent from 2010, and were $77.0 million in the first six months of 2011, up 1.2 percent from 2010.  Other operating costs and expenses include commission expense of $16.6 million and $17.2 million in the second quarters of 2011 and 2010, respectively, and $32.7 million and $33.1 million in the six months ended June 30, 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2011, net realized investment losses in this segment included $4.0 million of net gains from the sales of investments (primarily fixed maturities)
and $5.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2010, net realized investment losses included $6.3 million of net gains from the sales of investments (primarily fixed maturities) and $7.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($7.7 million, prior to the $.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premium collections:
Life	$48.5	$46.7	$97.9	$94.0
Supplemental health	1.5	1.7	3.0	3.3
Total collections	$50.0	$48.4	$100.9	$97.3
Average liabilities for insurance products:
Annuities-mortality based	$77.8	$79.3	$78.2	$79.6
Supplemental health	16.3	17.7	16.4	17.9
Life:
Interest sensitive	20.5	21.6	20.6	21.7
Non-interest sensitive	588.7	578.2	587.7	577.4
Total average liabilities for insurance products, net of reinsurance ceded	$703.3	$696.8	$702.9	$696.6
Revenues:
Insurance policy income	$50.9	$49.3	$101.2	$97.5
Net investment income:
General account invested assets	10.5	9.7	20.8	19.4
Fee revenue and other income	.2	.1	.4	.3
Total revenues	61.6	59.1	122.4	117.2
Expenses:
Insurance policy benefits	37.8	35.2	76.3	71.6
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.4	.5
Amortization related to operations	8.6	8.8	17.6	17.5
Other operating costs and expenses	7.4	7.3	15.1	14.7
Total benefits and expenses	54.0	51.5	109.4	104.3
Income before net realized investment gains and income taxes	7.6	7.6	13.0	12.9
Net realized investment gains	0.2	—	1.3	.5
Income before income taxes	$7.8	$7.6	$14.3	$13.4

Total premium collections increased by 3.3 percent, to $50.0 million, in the second quarter of 2011, as compared to the same period in 2010 and by 3.7 percent, to $100.9 million, in the first six months of 2011, as compared to the same period in 2010.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $10.5 million in the second quarter of 2011, up 8.2 percent from 2010, and was $20.8 million in the first six months of 2011, up 7.2 percent from 2010.  The average balance of general account invested assets was $681.0 million and $658.7 million in the second quarters of 2011 and 2010, respectively.  The average yield on these assets was 6.21 percent and 5.89 percent in the second quarters of 2011 and 2010, respectively. The average balance of general account invested assets was $681.0 million and $657.8 million in the first six months of 2011 and 2010, respectively. The average yield on these assets was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

6.12 percent and 5.89 percent in the first six months of 2011 and 2010, respectively.

Insurance policy benefits in the 2011 periods increased due to the growth in this segment in recent periods.

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

Other operating costs and expenses in the 2011 periods were up slightly as compared to the same periods in 2010.

Net realized investment gains fluctuate each period.  During the first six months of 2011, net realized investment gains in this segment included $1.6 million of net gains from the sales of investments (primarily fixed maturities) and $.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first six months of 2010, net realized investment gains in this segment included $.9 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premium collections:
Annuities	$5.9	$4.2	$10.1	$9.3
Other health	7.6	8.2	15.6	16.6
Life	48.9	46.9	95.3	97.1
Total collections	$62.4	$59.3	$121.0	$123.0
Average liabilities for insurance products:
Annuities:
Mortality based	$205.9	$210.9	$206.9	$211.5
Fixed index	632.1	728.1	642.1	735.8
Deposit based	687.4	659.6	689.7	639.8
Separate accounts	17.7	16.3	17.8	16.7
Other health	481.9	480.1	481.9	480.5
Life:
Interest sensitive	2,506.1	2,593.7	2,516.7	2,600.5
Non-interest sensitive	790.9	839.9	798.2	842.3
Total average liabilities for insurance products, net of reinsurance ceded	$5,322.0	$5,528.6	$5,353.3	$5,527.1
Revenues:
Insurance policy income	$72.5	$73.2	$144.0	$148.0
Net investment income:
General account invested assets	87.6	88.5	175.8	176.3
Fixed index products	(.9)	(6.5)	4.1	(2.6)
Trading account income related to policyholder accounts	—	(1.6)	1.5	(0.7)
Total revenues	159.2	153.6	325.4	321.0
Expenses:
Insurance policy benefits	85.9	84.3	174.7	174.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	30.3	31.4	61.9	63.8
Fixed index products	3.0	.5	10.1	11.1
Amortization related to operations	9.9	3.6	19.0	15.8
Interest expense on investment borrowings	5.0	5.0	9.9	10.0
Other operating costs and expenses	20.3	20.0	37.9	38.8
Total benefits and expenses	154.4	144.8	313.5	314.1
Income (loss) before net realized investment losses, net of related amortization, and income taxes	4.8	8.8	11.9	6.9
Net realized investment gains (losses)	1.1	(5.0)	.1	(4.9)
Amortization related to net realized investment gains (losses)	.3	(1.0)	.7	(.4)
Net realized investment gains (losses), net of related amortization	1.4	(6.0)	.8	(5.3)
Income (loss) before income taxes	$6.2	$2.8	$12.7	$1.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Health benefit ratios:
All health lines:
Insurance policy benefits	$14.8	$16.5	$32.6	$31.4
Benefit ratio (a)	194.7%	202.6%	210.2%	190.3%
Long-term care:
Insurance policy benefits	$14.5	$16.0	$31.7	$30.4
Benefit ratio (a)	205.8%	212.9%	221.0%	199.9%
Interest-adjusted benefit ratio (b)	106.4%	128.0%	127.6%	112.2%
Other health:
Insurance policy benefits	$.3	$.5	$.9	$1.0
Benefit ratio (a)	53.6%	83.7%	76.1%	82.4%
____________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the long-term care reserves was $7.0 million and $6.4 million in the three months ended June 30, 2011 and 2010, respectively, and $13.4 million and $13.3 million in the six months ended June 30, 2011 and 2010, respectively.

Total premium collections were $62.4 million in the second quarter of 2011, up 5.2 percent from 2010, and were $121.0 million in the first six months of 2011, down 1.6 percent from 2010.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $5.3 billion in the second quarter of 2011, down 3.7 percent from 2010, and were $5.4 billion in the first six months of 2011, down 3.1 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $87.6 million in the second quarter of 2011, down 1.0 percent from 2010, and was $175.8 million in the first six months of 2011, down .3 percent from 2010.  The average balance of general account invested assets was $5.9 billion and $6.0 billion in the second quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.97 percent and 5.87 percent in the second quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $5.9 billion and $6.0 billion in the first six months of 2011 and 2010, respectively. The average yield on these assets was 5.96 percent and 5.83 percent in the first six months of 2011 and 2010, respectively. The increase in yield in the 2011 periods primarily resulted from shifts among asset classes to increase income.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(1.3) million and $(9.8) million in the second quarters of 2011 and 2010, respectively, and was $4.3 million and $(6.1) million in the six months ended June 30, 2011 and 2010, respectively.  Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income (loss) on trading securities which were held to offset the change in estimated fair values of embedded derivatives related to fixed index products caused by interest rate fluctuations.  During the second quarter of 2011, we sold this trading portfolio. Such trading account income (loss) was $.4 million and $3.3 million in the second quarters of 2011 and 2010, respectively, and was $(.2) million and $3.5 million in the six months ended June 30, 2011 and 2010, respectively.

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

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 205.8 percent and 212.9 percent in the second quarters of 2011 and 2010, respectively, and was 221.0 percent and 199.9 percent in the six months ended June 30, 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve deficiencies from prior years of $3.3 million and $.3 million in the first six months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 198.1 percent and 197.9 percent in the first six months of 2011 and 2010, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and changes in policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 127.6 percent and 112.2 percent in the first six months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 104.6 percent and 110.3 percent in the first six months of 2011 and 2010, respectively.

In each quarterly period, we calculate our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period.  Our actuaries estimate these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $30.3 million in the first quarter of 2011, down 3.5 percent from 2010, and were $61.9 million in the first six months of 2011, down 3.0 percent from 2010.  The decrease was primarily due to a smaller block of interest-sensitive life business in force.  The weighted average crediting rates for these products was 3.9 percent in both the first six months of 2011 and 2010.

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

Interest expense on investment borrowings includes $5.0 million and $4.9 million of interest expense on collateralized borrowings in the second quarters of 2011 and 2010, respectively, and $9.9 million and $9.8 million in the six months ended June 30, 2011 and 2010, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $20.3 million in the second quarter of 2011, up 1.5 percent from 2010, and were $37.9 million in the first six months of 2011, down 2.3 percent from 2010.  Other operating costs and expenses include commission expense of $1.4 million in both the second quarters of 2011 and 2010, and $2.4 million and $2.7 million in the six months ended June 30, 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2011, net realized investment gains in this segment included $9.7 million of net gains from the sales of investments (primarily fixed maturities) and $9.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2010, net realized investment gains included $9.6 million of net gains from the sales of investments (primarily fixed maturities) and $14.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($14.9 million, prior to the $.4 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.3) million and $1.0 million in the second quarters of 2011 and 2010, respectively, and $(.7) million and $.4 million in the six months ended June 30, 2011 and 2010, respectively.

Corporate Operations (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Corporate operations:
Interest expense on corporate debt	$(19.3)	$(19.8)	$(39.9)	$(39.3)
Net investment income (loss):
General account invested assets	.9	.1	.9	.1
Other special-purpose portfolios	(.1)	(3.2)	8.1	(3.0)
Fee revenue and other income	.2	.4	.6	.9
Net operating results of variable interest entities	.2	1.1	2.2	3.5
Loss on extinguishment of debt	(.6)	(.9)	(2.0)	(2.7)
Other operating costs and expenses	(12.5)	(10.2)	(23.6)	(18.3)
Loss before net realized investment losses and income taxes	(31.2)	(32.5)	(53.7)	(58.8)
Net realized investment gains (losses)	3.9	(1.4)	2.8	(2.7)
Loss before income taxes	$(27.3)	$(33.9)	$(50.9)	$(61.5)

Interest expense on corporate debt has been impacted by:  (i) the repurchase of 3.5% Debentures in 2010; (ii) the issuance of 7.0% Debentures in 2010; (iii) the issuance of 9.0% Senior Secured Notes in 2010; and (iv) prepayments of our Senior Secured Credit Agreement in 2011.  Our average corporate debt outstanding was $982.9 million and $1,045.1 million during the first six months of 2011 and 2010, respectively.  The average interest rate on our debt was 7.6 percent and 7.1 percent during the first six months of 2011 and 2010, respectively.

Net investment income on general account invested assets increased in the 2011 periods due to the increase in invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to an employee deferred compensation plan held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants’ account balances); (ii) trading account activities which commenced in the first quarter of 2011; and (iii) income from COLI exceeding the return on these investments equivalent to our overall portfolio yield beginning in the first quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers’ agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations. In the three and six months ended June 30, 2011, we recognized $(.1) million and $6.1 million, respectively, of income from trading account activities and COLI in the Corporate Operations segment.

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

Loss on extinguishment of debt in the 2011 periods, represents the write-off of unamortized discount and issuance costs associated with the prepayment of $66.2 million outstanding principal balance under the Senior Secured Credit Agreement as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.” Loss on extinguishment of debt in the 2010 periods represents the write-off of unamortized discount and issuance costs associated with the repurchase of 3.5% Debentures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period.

Net realized investment gains (losses) often fluctuate each period.  During the first six months of 2011, net realized investment gains included $6.0 million of net gains from the sales of investments (of which, $3.6 million were gains recognized by VIEs) and $3.2 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.  During the first six months of 2010, net realized investment losses recognized by VIEs included $.3 million of net gains from the sale of investments (primarily fixed maturities) and $3.0 million of writedowns of investments due to other than temporary declines in fair value recognized through net income.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A.M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B+ (Good)” (except Conseco Life), “BB” and “Ba1”, respectively.  The current financial strength rating of Conseco Life from A.M. Best is “B-”.  For a description of these ratings and additional information on our ratings, see “Financial Strength Ratings of our Insurance Subsidiaries.”

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$163.9	$146.9	$312.1	$250.9
Other fixed rate (first-year)	94.1	133.1	167.2	252.2
Other fixed rate (renewal)	1.1	1.1	2.0	2.2
Subtotal - other fixed rate annuities	95.2	134.2	169.2	254.4
Total annuities	259.1	281.1	481.3	505.3
Health:
Medicare supplement (first-year)	24.7	29.4	49.8	56.6
Medicare supplement (renewal)	144.3	139.4	298.0	288.8
Subtotal - Medicare supplement	169.0	168.8	347.8	345.4
Long-term care (first-year)	6.0	5.5	12.1	10.3
Long-term care (renewal)	136.9	141.1	275.7	285.8
Subtotal - long-term care	142.9	146.6	287.8	296.1
PDP and PFFS (first year)	.2	.7	.6	2.1
PDP and PFFS (renewal)	14.4	13.4	25.0	30.1
Subtotal – PDP and PFFS	14.6	14.1	25.6	32.2
Other health (first-year)	.3	.5	.7	1.1
Other health (renewal)	2.3	2.4	4.8	4.7
Subtotal - other health	2.6	2.9	5.5	5.8
Total health	329.1	332.4	666.7	679.5
Life insurance:
First-year	29.4	24.8	54.1	45.0
Renewal	32.6	27.3	64.3	53.6
Total life insurance	62.0	52.1	118.4	98.6
Collections on insurance products:
Total first-year premium collections on insurance products	318.6	340.9	596.6	618.2
Total renewal premium collections on insurance products	331.6	324.7	669.8	665.2
Total collections on insurance products	$650.2	$665.6	$1,266.4	$1,283.4

Annuities in this segment include fixed index and other fixed rate annuities sold to the senior market.  Annuity collections in this segment decreased 7.8 percent, to $259.1 million, in the second quarter of 2011, and 4.7 percent, to $481.3 million, in the first six months of 2011, as compared to the same periods in 2010.  The change in mix of premium collections between our fixed index products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.

Health products include Medicare supplement, Medicare Part D contracts, long-term care and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment in the 2011 periods were comparable to the same period in the prior year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Premiums collected on Bankers Life’s long-term care policies decreased 2.5 percent, to $142.9 million, in the second quarter of 2011, and 2.8 percent, to $287.8 million, in the first six months of 2011, as compared to the same periods in 2010.  The decrease in 2011 was primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on PFFS business were $3.7 million and $(.3) million in the second quarters of 2011 and 2010, respectively, and were $3.7 million and $1.3 million in the first six months of 2011 and 2010, respectively.  The PFFS premiums recognized in the 2011 and 2010 periods relate to adjustments to prior year contracts based on audits conducted by the Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States government which, among other things, administers the Medicare program. Such audits can result in positive or negative adjustments to premium revenue in the period the results of the audits are reported to us.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment increased 19 percent, to $62.0 million, in the second quarter of 2011, and 20 percent, to $118.4 million, in the first six months of 2011, as compared to the same periods in 2010, reflecting higher sales in this segment.

Washington National (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums collected by product:
Health:
Medicare supplement (first-year)	$.5	$1.1	$1.1	$2.3
Medicare supplement (renewal)	32.6	37.6	67.3	77.1
Subtotal - Medicare supplement	33.1	38.7	68.4	79.4
Supplemental health (first-year)	13.7	13.1	26.9	25.6
Supplemental health (renewal)	94.8	87.1	188.1	174.2
Subtotal – supplemental health	108.5	100.2	215.0	199.8
Other health (all renewal)	.8	1.0	1.8	2.1
Total health	142.4	139.9	285.2	281.3
Life insurance:
First-year	.3	.1	.7	.3
Renewal	3.6	3.7	7.5	7.9
Total life insurance	3.9	3.8	8.2	8.2
Collections on insurance products:
Total first-year premium collections on insurance products	14.5	14.3	28.7	28.2
Total renewal premium collections on insurance products	131.8	129.4	264.7	261.3
Total collections on insurance products	$146.3	$143.7	$293.4	$289.5

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 14 percent, to $33.1 million, in the second quarter of 2011, and 14 percent, to $68.4 million, in the first six months of 2011, as compared to the same periods in 2010.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance products) increased 8.3 percent, to $108.5 million, in the second quarter of 2011, and 7.6 percent, to $215.0 million, in the first six months of 2011, as compared to the same periods in 2010.  Such increases are due to higher new sales and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in the 2011 periods were comparable to the same periods in 2010.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums collected by product:
Life insurance:
First-year	$8.6	$8.1	$17.3	$16.0
Renewal	39.9	38.6	80.6	78.0
Total life insurance	48.5	46.7	97.9	94.0
Health (all renewal):
Medicare supplement	1.4	1.6	2.7	3.1
Other health	.1	.1	.3	.2
Total health	1.5	1.7	3.0	3.3
Collections on insurance products:
Total first-year premium collections on insurance products	8.6	8.1	17.3	16.0
Total renewal premium collections on insurance products	41.4	40.3	83.6	81.3
Total collections on insurance products	$50.0	$48.4	$100.9	$97.3

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 3.9 percent, to $48.5 million, in the second quarter of 2011, and 4.1 percent, to $97.9 million, in the first six months of 2011, as compared to the same periods in 2010.  Graded benefit life products sold through our direct response marketing channel accounted for $47.8 million and $45.9 million of our total collected premiums in the second quarters of 2011 and 2010, respectively, and $96.2 million and $92.1 million in the first six months of 2011 and 2010, respectively.

Health products include Medicare supplement and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.  Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$2.7	$2.0	$5.4	$5.5
Fixed index (renewal)	1.4	1.5	2.3	2.7
Subtotal - fixed index annuities	4.1	3.5	7.7	8.2
Other fixed rate (first-year)	1.6	.5	2.0	.7
Other fixed rate (renewal)	.2	.2	.4	.4
Subtotal - other fixed rate annuities	1.8	.7	2.4	1.1
Total annuities	5.9	4.2	10.1	9.3
Health:
Long-term care (all renewal)	7.0	7.5	14.4	15.2
Other health (all renewal)	.6	.7	1.2	1.4
Total health	7.6	8.2	15.6	16.6
Life insurance:
First-year	.9	.7	1.3	1.3
Renewal	48.0	46.2	94.0	95.8
Total life insurance	48.9	46.9	95.3	97.1
Collections on insurance products:
Total first-year premium collections on insurance products	5.2	3.2	8.7	7.5
Total renewal premium collections on insurance products	57.2	56.1	112.3	115.5
Total collections on insurance products	$62.4	$59.3	$121.0	$123.0

Annuities in this segment include fixed index and other fixed rate annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $5.9 million in the second quarter of 2011, compared to $4.2 million in the same period of 2010, and $10.1 million in the first six months of 2011, compared to $9.3 million in the same period of 2010.

Our fixed index annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for these products totaled $4.1 million in the second quarter of 2011, compared to $3.5 million in the same period in 2010, and $7.7 million in the first six months of 2011, compared to $8.2 million in the same period of 2010.

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected increased 4.3 percent, to $48.9 million, in the second quarter of 2011, and decreased 1.9 percent, to $95.3 million, in the first six months of 2011, compared to the same periods in 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2011, and December 31, 2010, was as follows (dollars in millions):

	June 30,	December 31,
	2011	2010
Total capital:
Corporate notes payable	$934.5	$998.5
Shareholders’ equity:
Common stock	2.5	2.5
Additional paid-in capital	4,414.3	4,424.2
Accumulated other comprehensive income	372.7	238.3
Accumulated deficit	(226.3)	(339.7)
Total shareholders’ equity	4,563.2	4,325.3
Total capital	$5,497.7	$5,323.8

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2011, and as of and for the year ended December 31, 2010:

	June 30,	December 31,
	2011	2010
Book value per common share	$18.30	$17.23
Book value per common share, excluding accumulated other comprehensive income (a)	16.80	16.28
Ratio of earnings to fixed charges	1.84X	1.68X
Debt to total capital ratios:
Corporate debt to total capital	17.0%	18.8%
Corporate debt to total capital, as defined in our Senior Secured Credit Agreement (b)	18.7%	20.0%
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

(b)
Such ratio excludes accumulated other comprehensive income from total capital.  In addition, debt is defined as par value plus accrued interest and certain other items.  Management believes this non-GAAP measure is useful as the level of such ratio impacts certain provisions in our Senior Secured Credit Agreement.

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

Three of the Company’s insurance subsidiaries (Conseco Life, Washington National Insurance Company and Bankers Life)  are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2011, the carrying value of the FHLB common stock was $63.8 million.  As of June 30, 2011, collateralized borrowings from the FHLB totaled $1.3 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.6 billion at June 30, 2011, which are maintained in a custodial account for the benefit of the FHLB.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at June 30, 2011

$100.0	October 2013	Variable rate – 0.516%
67.0	February 2014	Fixed rate – 1.830%
100.0	September 2015	Variable rate – 0.573%
150.0	October 2015	Variable rate – 0.537%
146.0	November 2015	Fixed rate – 5.300%
100.0	November 2015	Fixed rate – 4.890%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate - 0.626%
75.0	June 2016	Variable rate - 0.458%
50.0	November 2016	Variable rate – 0.522%
50.0	November 2016	Variable rate – 0.656%
100.0	June 2017	Variable rate - 0.690%
100.0	October 2017	Variable rate – 0.708%
37.0	November 2017	Fixed rate – 3.750%

$1,275.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At June 30, 2011, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $131 million and investments of $103 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries:

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $76.1 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).  These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2011, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $138.0 million.  We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 300 percent and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 351 percent at June 30, 2011.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) with an aggregate principal amount of $749.6 million.  Interest payments do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 265 percent at June 30, 2011.  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At June 30, 2011, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$156.0	(a)
Colonial Penn	(236.7)	(b)
___________

(a)	Bankers Life paid ordinary dividends of $80.0 million to Conseco Life of Texas in the first six months of 2011.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future.  We made no capital contributions to our insurance subsidiaries in the first six months of 2011.

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at June 30, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)     a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent; (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

(ii)     revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)    an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

In June 2011, as required under the terms of the Senior Secured Credit Agreement, we made a mandatory prepayment of $16.2 million due to our repurchase of $16.2 million of our common stock in the second quarter of 2011. In March 2011, we made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Senior Secured Credit Agreement using available cash.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations (including payments required under the Senior Secured Credit Agreement, the Senior Health Note, the 9.0% Senior Secured Notes and the 7.0% Debentures) are as follows at June 30, 2011 (dollars in millions):

Year ending June 30,	Principal
2012	$25.0
2013	72.5
2014	90.0
2015	80.0
2016	102.5
Thereafter	581.8
$951.8

The Senior Secured Credit Agreement requires the Company to maintain:  (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 18.7 percent at June 30, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 4.99 to 1.00 for the period ended June 30, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company’s insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 351 percent at June 30, 2011); and (iv) a combined statutory capital and surplus for the Company’s insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at June 30, 2011, was $1,668.0 million).

In June 2011, as part of our investment strategy for the holding company, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $26.9 million at June 30, 2011. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security will occur; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the excess of the net replacement cost of the related securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2011, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,216.8	$740.4	$(88.1)	$13,869.1
United States Treasury securities and obligations of United States government corporations and agencies	283.4	5.0	(9.8)	278.6
States and political subdivisions	1,846.1	40.4	(45.7)	1,840.8
Debt securities issued by foreign governments	.8	.1	—	.9
Asset-backed securities	669.9	15.9	(9.2)	676.6
Collateralized debt obligations	165.2	3.3	(.1)	168.4
Commercial mortgage-backed securities	1,406.1	80.0	(10.4)	1,475.7
Mortgage pass-through securities	26.0	2.0	—	28.0
Collateralized mortgage obligations	1,497.3	25.7	(28.8)	1,494.2
Total investment grade fixed maturities, available for sale	19,111.6	912.8	(192.1)	19,832.3
Below-investment grade (a):
Corporate securities	1,046.5	28.8	(29.3)	1,046.0
States and political subdivisions	3.1	—	(.4)	2.7
Asset-backed securities	69.7	3.1	(.5)	72.3
Collateralized debt obligations	24.4	1.5	(.8)	25.1
Commercial mortgage-backed securities	4.5	—	(.4)	4.1
Collateralized mortgage obligations	633.3	12.6	(5.5)	640.4
Total below-investment grade fixed maturities, available for sale	1,781.5	46.0	(36.9)	1,790.6
Total fixed maturities, available for sale	$20,893.1	$958.8	$(229.0)	$21,622.9
Equity securities	$128.6	$1.2	$(.2)	$129.6
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The NAIC evaluates the fixed maturity investments of insurers for regulatory and capital assessment purposes and assigns securities to one of six credit quality categories called NAIC designations, which are used by insurers when preparing their annual statements based on statutory accounting principles. The NAIC designations are generally similar to the credit quality designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable fixed maturity securities, except for certain structured securities as described below. The following summarizes the NAIC designations and NRSRO equivalent ratings:

NAIC Designation	NRSRO Equivalent Rating

1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

The NAIC adopted revised rating methodologies for non-agency residential mortgage-backed securities that became effective December 31, 2009 and for commercial mortgage-backed traded securities and all other asset-backed securities that became effective December 31, 2010. The NAIC's objective with the revised ratings was to increase the accuracy in assessing potential losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. Accordingly, certain structured securities rated NAIC 1 and NAIC 2 could be assigned below investment grade ratings by the NRSROs.

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2011 is as follows (dollars in millions):

			Percentage
		Estimated	of total
NAIC	Amortized	fair	estimated
designation	cost	value	fair value

1	$10,603.0	$10,911.4	50.5%
2	9,253.0	9,677.5	44.8
3	854.3	852.5	3.9
4	148.5	151.5	.7
5	31.3	27.0	.1
6	3.0	3.0	—
	$20,893.1	$21,622.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Collateralized mortgage obligations	$2,134.6	9.9%	$34.3	15.0%
Energy/pipelines	2,097.5	9.7	9.9	4.3
Utilities	1,884.5	8.7	3.9	1.7
States and political subdivisions	1,843.5	8.5	46.1	20.1
Commercial mortgage-backed securities	1,479.8	6.8	10.8	4.7
Insurance	1,322.1	6.1	14.6	6.4
Food/beverage	1,150.5	5.3	8.2	3.6
Healthcare/pharmaceuticals	998.1	4.6	5.2	2.3
Banks	947.0	4.4	24.3	10.6
Real estate/REITs	903.6	4.2	1.9	.8
Cable/media	761.9	3.5	10.9	4.7
Asset-backed securities	748.9	3.5	9.7	4.2
Transportation	605.7	2.8	1.5	.7
Capital goods	550.2	2.6	1.8	.8
Telecom	471.0	2.2	6.9	3.0
Building materials	410.6	1.9	11.9	5.2
Aerospace/defense	376.4	1.7	1.2	.5
Chemicals	314.4	1.5	.7	.3
Metals and mining	291.3	1.4	3.1	1.3
U.S. Treasury and Obligations	278.6	1.3	9.8	4.3
Paper	263.1	1.2	2.2	1.0
Consumer products	244.7	1.1	3.6	1.6
Brokerage	226.1	1.1	2.9	1.3
Other	1,318.8	6.0	3.6	1.6
Total fixed maturities, available for sale	$21,622.9	100.0%	$229.0	100.0%

Below-Investment Grade Securities

At June 30, 2011, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,781.5 million, or 8.5 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,790.6 million, or 101 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity securities, available for sale:
Realized gains on sale	$25.7	$59.1	$66.9	$107.6
Realized losses on sale	(14.4)	(47.6)	(39.0)	(78.8)
Impairments:
Total other-than-temporary impairment losses	(5.0)	(14.3)	(11.5)	(18.5)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	1.4	—	(1.2)
Net impairment losses recognized	(5.0)	(12.9)	(11.5)	(19.7)
Net realized investment gains (losses) from fixed maturities	6.3	(1.4)	16.4	9.1
Equity securities	.2	—	.2	—
Commercial mortgage loans	(.3)	—	(.7)	.1
Impairments of mortgage loans and other investments	(5.1)	(15.0)	(11.9)	(28.5)
Other	1.8	(.3)	4.0	(2.3)
Net realized investment gains (losses)	$2.9	$(16.7)	$8.0	$(21.6)

During the first six months of 2011, we recognized net realized investment gains of $8.0 million, which were comprised of $31.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.9 billion and $23.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first six months of 2010, we recognized net realized investment losses of $21.6 million, which were comprised of $26.6 million of net gains from the sales of investments (primarily fixed maturities) and $48.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($47.0 million, prior to the $(1.2) million of impairment losses recognized through accumulated other comprehensive income (loss)).

At June 30, 2011, fixed maturity securities and mortgage loans in default or considered nonperforming had both an aggregate amortized cost and a carrying value of $6.2 million.

As disclosed in the notes to the consolidated financial statements included in our 2010 Annual Report on Form 10-K, we decided to pursue the early commutation of an investment made by our Predecessor in a guaranteed investment contract issued by a Bermuda insurance company in exchange for interests in certain underlying assets held by the insurance company.  During the first six months of 2011, we completed two partial commutations of this investment pursuant to which we received government agency securities as well as equity interests in certain corporate investments with an aggregate fair value of $88.5 million in exchange for a portion of our holdings with a book value of $97.4 million (resulting in a net realized loss of $8.9 million, of which, $4.5 million was recognized in the second quarter of 2011).  Current information related to the remaining underlying invested assets resulted in the recognition of an impairment charge of $11.5 million in the first six months of 2011 (of which, $5.1 million was recognized in the second quarter of 2011).  After these partial commutations and the 2011 impairment charges, the book value of our remaining investment in the guaranteed investment contract was $104.1 million at June 30, 2011.  The remaining investment:  (i) has a par value of $164.2 million; (ii) a projected future yield of 1.33% on the par value (the guaranteed minimum rate); and (iii) matures on December 31, 2029 (if not commutated at earlier date).  We continue to pursue the commutation of our remaining investment.

During the first six months of 2011, the $23.4 million of other-than-temporary impairments we recorded in earnings included:  (i) $11.5 million on an investment in a guaranteed investment contract as discussed above; (ii) $8.6 million of losses related to certain commercial mortgage loans ; (iii) $3.2 million related to investments held by a VIE as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value; and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(iv) $.1 million of additional losses following unforeseen issue-specific events or conditions.

During the first six months of 2011, the $39.0 million of realized losses on sales of $.7 billion of fixed maturity securities, available for sale, included:  (i) $11.3 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $9.6 million related to sales of securities issued by states and political subdivisions; (iii) $8.9 million related to the partial commutations of the guaranteed investment contract as discussed above; and (iv) $9.2 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

During the first six months of 2010, the $48.2 million of other-than-temporary impairments we recorded in earnings included: (i) $17.1 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $23.8 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers' ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.4 million related to a home office building which is available for sale; and (iv) $5.9 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions.

During the first six months of 2010, the $78.8 million of realized losses on sales of $878 million of actively managed fixed maturity securities included: (i) $75.0 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $3.8 million of additional losses primarily related to various corporate securities.

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

There was one investment sold at a loss during the first six months of 2011 that had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for more than 12 months prior to the sale of the investment. This investment had an amortized cost and estimated fair value of $4.0 million and $2.7 million, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.9	$2.9
Due after one year through five years	129.7	127.4
Due after five years through ten years	555.3	537.4
Due after ten years	3,624.8	3,471.7
Subtotal	4,312.7	4,139.4
Structured securities	1,495.3	1,439.6
Total	$5,808.0	$5,579.0

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2011 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	2	$32.6	$(6.9)	$25.7
Greater than or equal to 6 months and less than 12 months	1	1.5	(0.4)	1.1
	3	$34.1	$(7.3)	$26.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2011 (dollars in millions):

	Investment grade		Below investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$22.9	$22.8	$.4	$—	$46.1
Collateralized mortgage obligations	28.4	.4	.3	5.2	34.3
Banks	10.1	11.6	2.6	—	24.3
Insurance	3.6	10.4	.6	—	14.6
Building materials	—	3.0	8.4	.5	11.9
Cable/media	.2	1.6	5.9	3.2	10.9
Commercial mortgage-backed securities	8.4	2.0	.4	—	10.8
Energy/pipelines	.2	9.4	.2	.1	9.9
U.S. Treasury and Obligations	9.8	—	—	—	9.8
Asset-backed securities	4.3	4.9	.1	.4	9.7
Food/beverage	.4	7.6	—	.3	8.3
Telecom	3.6	2.7	.6	—	6.9
Healthcare/pharmaceuticals	1.5	3.3	.4	—	5.2
Utilities	.9	2.5	—	.5	3.9
Consumer products	—	1.0	2.3	.2	3.5
Metals and mining	—	3.1	—	—	3.1
Brokerage	1.7	1.2	—	—	2.9
Paper	—	.3	1.9	—	2.2
Real estate/REITs	.7	.7	.3	.1	1.8
Capital goods	.8	.7	.3	—	1.8
Transportation	.6	.9	—	—	1.5
Aerospace/defense	1.2	—	—	—	1.2
Collateralized debt obligations	.1	—	.4	.4	.9
Chemicals	—	.7	.1	—	.8
Technology	—	.7	—	—	.7
Gaming	—	—	—	.5	.5
Autos	—	.2	—	—	.2
Textiles	—	—	—	.2	.2
Retail	.1	—	—	—	.1
Other	—	.9	.1	—	1.0
Total fixed maturities, available for sale	$99.5	$92.6	$25.3	$11.6	$229.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

anticipated recovery.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at June 30, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$198.7	$(9.8)	0.3	$—	$199.0	$(9.8)
States and political subdivisions	487.3	(12.1)	216.0	(34.0)	703.3	(46.1)
Corporate securities	2,718.1	(70.2)	519.0	(47.2)	3,237.1	(117.4)
Asset-backed securities	305.1	(8.6)	9.7	(1.1)	314.8	(9.7)
Collateralized debt obligations	19.9	(0.9)	—	—	19.9	(0.9)
Commercial mortgage-backed securities	184.3	(7.6)	47.6	(3.2)	231.9	(10.8)
Mortgage pass-through securities	0.1	—	3.3	—	3.4	—
Collateralized mortgage obligations	840.5	(33.4)	29.1	(0.9)	869.6	(34.3)
Total fixed maturities, available for sale	$4,754.0	$(142.6)	$825.0	$(86.4)	$5,579.0	$(229.0)

Structured Securities

At June 30, 2011 fixed maturity investments included structured securities with an estimated fair value of $4.6 billion (or 21 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2011 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$317.0	$290.2	$293.5
4 percent – 5 percent	751.4	736.0	712.0
5 percent – 6 percent	2,477.3	2,406.9	2,486.6
6 percent – 7 percent	890.3	850.5	871.5
7 percent – 8 percent	123.4	124.6	130.8
8 percent and above	89.5	88.2	90.4
Total structured securities	$4,648.9	$4,496.4	$4,584.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The amortized cost and estimated fair value of structured securities at June 30, 2011, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,393.6	$1,397.6	6.5%
Planned amortization classes, target amortization classes and accretion-directed bonds	735.5	736.8	3.4
Commercial mortgage-backed securities	1,410.6	1,479.8	6.8
Asset-backed securities	739.6	748.9	3.5
Collateralized debt obligations	189.6	193.5	.9
Other	27.5	28.2	.1
Total structured securities	$4,496.4	$4,584.8	21.2%

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

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of June 30, 2011 (dollars in millions):

Loan-to-value ratio (a)	Carrying value	Estimated fair value
Less than 60%	$753.9	$817.2
60% to 70%	630.6	621.6
70% to 80%	243.6	243.4
80% to 90%	59.0	57.7
Greater than 90%	65.7	59.5
Total	$1,752.8	$1,799.4

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$3.7	$5.0	$8.1	$10.4
Fee revenue and other income	.3	.2	.5	.4
Total revenues	4.0	5.2	8.6	10.8
Expenses:
Interest expense	3.5	3.9	6.0	6.9
Other operating expenses	.3	.2	.4	.4
Total expenses	3.8	4.1	6.4	7.3
Income before net realized investment losses and income taxes	.2	1.1	2.2	3.5
Net realized investment gains (losses)	1.8	(1.4)	.4	(2.7)
Income (loss) before income taxes	$2.0	$(.3)	$2.6	$.8

During the first six months of 2011, net realized investment gains included:  (i) $3.6 million of net gains from the sales of investments; and (ii) $3.2 million of writedowns of investments held by VIEs as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value.  During the first six months of 2010, net realized investment losses included:  (i) $.3 million of net gains from the sales of investments; and (ii) $3.0 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$59.1	14.3%	$.4	19.3%
Healthcare/pharmaceuticals	51.2	12.4	.3	13.5
Technology	27.1	6.7	.1	4.8
Autos	23.0	5.5	—	1.3
Chemicals	21.6	5.2	.1	4.9
Food/beverage	21.5	5.2	—	1.4
Entertainment/hotels	19.9	4.8	.2	8.9
Gaming	18.8	4.5	.1	2.3
Insurance	18.0	4.3	—	.7
Paper	17.2	4.1	—	1.1
Retail	17.0	4.1	.1	1.4
Consumer products	13.3	3.2	.1	3.6
Telecom	12.7	3.1	—	.9
Aerospace/defense	12.0	2.9	—	—
Brokerage	10.0	2.4	—	.4
Capital goods	8.1	1.9	.1	1.4
Utilities	6.7	1.6	.4	18.2
Real estate/REITs	5.0	1.2	—	.7
Energy/pipelines	4.6	1.1	.1	5.0
Transportation	4.5	1.1	—	1.1
Building materials	3.7	1.0	—	—
Other	39.0	9.4	.2	9.1
Total	$414.0	100.0%	$2.2	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.2	$7.2
Due after one year through five years	153.6	151.6
Due after five years through ten years	52.4	52.2
Total	$213.2	$211.0

At June 30, 2011, there were no investments in our portfolio held by the VIEs that were rated below-investment grade and had an unrealized loss position exceeding 20 percent of the cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes in the first six months of 2011 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, CNO’s disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.
According to the Secretary of the U.S. Department of the Treasury, the United States is expected to reach its current statutory debt limit by August 2, 2011, although it is possible for the Department of the Treasury to take actions to delay the date by which such limit is reached for a finite period of time. A failure by Congress and the President to reach an agreement to raise the debt limit would increase the risk of default by the United States on its obligations, including treasury securities, as well as the risk of other economic dislocations. In light of that risk, each of Moody's, S&P and Fitch Ratings has publicly warned of the possibility of a downgrade to the credit rating of the United States. The impact of a failure to raise the statutory debt limit is inherently unpredictable. The failure to raise the debt limit (or an increase in the perceived risk that such a failure may occur and/or the United States may not pay its debt obligations when due) could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on our business, financial condition and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Information regarding our investment portfolio at June 30, 2011 is set forth in the note to our consolidated financial statements entitled “Investments”.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

At June 30, 2011, our investment portfolio included fixed maturities, available for sale, with an aggregate carrying value of $21.6 billion, of which $278.6 million consisted of United States Treasury securities and obligations of United States government corporations and agencies and $1,843.5 million consisted of obligations of states and political subdivisions.
For a discussion of the risks to our business and investment portfolio associated with economic and credit market conditions, see the risk factors in our Form 10-K for the year ended December 31, 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
April 1 through April 30	—	$—	—	$—
May 1 through May 31	544,185	7.50	544,185	95.9
June 1 through June 30	1,662,463	7.30	1,662,463	83.8

Total	2,206,648	7.35	2,206,648	83.8
____________

(a)
In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In addition, the Company formally terminated the share repurchase program which had been initially adopted in 2006.

ITEM 5.  OTHER INFORMATION.

None.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6.  EXHIBITS.

10.38	Amended and Restated Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  August 1, 2011

By:	/s/ Edward J. Bonach
Edward J. Bonach
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)