Form 10-Q
period 2011-09-30
CNO Financial Group, Inc.
filed 2011-10-31
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of October 20, 2011:  243,252,260

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	September 30, 2011	December 31, 2010
	(unaudited)
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2011 - $21,347.7; December 31, 2010 - $20,155.8)	$23,016.7	$20,633.9
Equity securities at fair value (cost: September 30, 2011 - $167.0; December 31, 2010 - $68.2)	164.3	68.1
Mortgage loans	1,648.2	1,761.2
Policy loans	279.6	284.4
Trading securities	81.8	372.6
Investments held by variable interest entities	453.5	420.9
Other invested assets	190.9	240.9
Total investments	25,835.0	23,782.0
Cash and cash equivalents - unrestricted	461.9	571.9
Cash and cash equivalents held by variable interest entities	19.7	26.8
Accrued investment income	301.2	327.8
Present value of future profits	714.2	1,008.6
Deferred acquisition costs	1,444.7	1,764.2
Reinsurance receivables	3,131.3	3,256.3
Income tax assets, net	687.2	839.4
Assets held in separate accounts	15.4	17.5
Other assets	314.9	305.1
Total assets	$32,925.5	$31,899.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2011	December 31, 2010
	(unaudited)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,168.2	$13,194.7
Traditional products	10,444.8	10,307.6
Claims payable and other policyholder funds	985.5	968.7
Liabilities related to separate accounts	15.4	17.5
Other liabilities	576.9	496.3
Investment borrowings	1,509.1	1,204.1
Borrowings related to variable interest entities	405.6	386.9
Notes payable – direct corporate obligations	871.2	998.5
Total liabilities	27,976.7	27,574.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2011 – 243,247,260; December 31, 2010 – 251,084,174)	2.4	2.5
Additional paid-in capital	4,379.4	4,424.2
Accumulated other comprehensive income	597.3	238.3
Accumulated deficit	(30.3)	(339.7)
Total shareholders' equity	4,948.8	4,325.3
Total liabilities and shareholders' equity	$32,925.5	$31,899.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Insurance policy income	$673.5	$674.5	$2,020.3	$2,007.0
Net investment income (loss):
General account assets	338.2	326.5	1,016.5	962.8
Policyholder and reinsurer accounts and other special-purpose portfolios	(54.9)	43.3	(14.4)	44.6
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	33.5	28.1	64.9	54.7
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(2.9)	(22.8)	(26.3)	(69.8)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(1.7)	—	(2.9)
Net impairment losses recognized	(2.9)	(24.5)	(26.3)	(72.7)
Total realized gains (losses)	30.6	3.6	38.6	(18.0)
Fee revenue and other income	4.9	4.6	12.5	11.7
Total revenues	992.3	1,052.5	3,073.5	3,008.1
Benefits and expenses:
Insurance policy benefits	661.0	700.0	2,028.6	2,050.0
Interest expense	27.9	28.4	86.0	84.6
Amortization	87.2	118.6	325.4	317.8
Loss on extinguishment of debt	1.1	—	3.1	2.7
Other operating costs and expenses	127.6	128.2	367.1	370.8
Total benefits and expenses	904.8	975.2	2,810.2	2,825.9
Income before income taxes	87.5	77.3	263.3	182.2
Income tax expense:
Tax expense on period income	34.5	27.9	96.9	65.8
Decrease in valuation allowance for deferred tax assets	(143.0)	—	(143.0)	—
Net income	$196.0	$49.4	$309.4	$116.4
Earnings per common share:
Basic:
Weighted average shares outstanding	246,965,000	251,045,000	249,673,000	250,942,000
Net income	$.79	$.20	$1.24	$.46
Diluted:
Weighted average shares outstanding	302,708,000	306,040,000	306,085,000	300,256,000
Net income	$.66	$.17	$1.05	$.42

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2009	$4,411.3	$(264.3)	$(614.6)	$3,532.4
Comprehensive income, net of tax:
Net income	—	—	116.4	116.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $497.2)	—	902.1	—	902.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $31.6)	—	56.5	—	56.5
Total comprehensive income				1,075.0
Cumulative effect of accounting change	—	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	—	—	4.0
Stock option and restricted stock plans	8.8	—	—	8.8
Balance, September 30, 2010	$4,424.1	$688.1	$(507.9)	$4,604.3

Balance, December 31, 2010	$4,426.7	$238.3	$(339.7)	$4,325.3
Comprehensive income, net of tax:
Net income	—	—	309.4	309.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $199.0)	—	355.8	—	355.8
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.8)	—	3.2	—	3.2
Total comprehensive income				668.4
Cost of shares acquired	(55.7)	—	—	(55.7)
Stock option and restricted stock plans	10.8	—	—	10.8
Balance, September 30, 2011	$4,381.8	$597.3	$(30.3)	$4,948.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Insurance policy income	$1,791.8	$1,772.9
Net investment income	1,065.0	980.5
Fee revenue and other income	12.5	11.7
Insurance policy benefits	(1,555.7)	(1,510.1)
Interest expense	(70.5)	(76.0)
Policy acquisition costs	(328.6)	(315.8)
Other operating costs	(349.9)	(334.4)
Taxes	(2.4)	(4.2)
Net cash provided by operating activities	562.2	524.6
Cash flows from investing activities:
Sales of investments	4,390.5	6,630.9
Maturities and redemptions of investments	853.3	640.1
Purchases of investments	(6,363.8)	(7,847.1)
Net sales (purchases) of trading securities	307.2	(52.2)
Change in cash and cash equivalents held by variable interest entities	7.1	(11.1)
Other	(23.4)	(14.6)
Net cash used by investing activities	(829.1)	(654.0)
Cash flows from financing activities:
Issuance of notes payable, net	—	110.8
Payments on notes payable	(130.7)	(116.5)
Issuance of common stock	.6	—
Payments to repurchase common stock	(55.7)	—
Amounts received for deposit products	1,285.8	1,334.7
Withdrawals from deposit products	(1,272.0)	(1,287.0)
Investment borrowings and borrowings related to variable interest entities	328.9	112.8
Net cash provided by financing activities	156.9	154.8
Net increase (decrease) in cash and cash equivalents	(110.0)	25.4
Cash and cash equivalents, beginning of period	571.9	523.4
Cash and cash equivalents, end of period	$461.9	$548.8

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

OUT-OF-PERIOD ADJUSTMENT

We recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.0 million, decreased tax expense by $2.1 million and decreased our net income by $3.9 million (or one cent per diluted share) in the three and nine months ended September 30, 2011. We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the 2011 periods, as well as the materiality to the periods in which they originated. The impact of correcting this error in prior years was not significant to any individual period. Management believes this error is immaterial to the consolidated financial statements.

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

The trading account includes investments backing the market strategies of our multibucket annuity products and certain reinsurance agreements.  The change in fair value of these securities, which is recognized currently in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of investment income), is substantially offset by the change in insurance policy benefits for these products.  Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, and invested the proceeds in higher yielding investments. See the note entitled “Accounting for Derivatives” for further discussion regarding these embedded derivatives.  Our trading securities totaled $81.8 million and $372.6 million at September 30, 2011 and December 31, 2010, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of September 30, 2011 and December 31, 2010, were as follows (dollars in millions):

	September 30, 2011	December 31, 2010
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.1	$(4.4)
Net unrealized gains (losses) on all other investments	1,650.0	476.5
Adjustment to present value of future profits (a)	(222.6)	(17.6)
Adjustment to deferred acquisition costs	(488.4)	(76.2)
Unrecognized net loss related to deferred compensation plan	(9.7)	(7.7)
Deferred income tax liabilities	(333.1)	(132.3)
Accumulated other comprehensive income	$597.3	$238.3
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At September 30, 2011, adjustments to the present value of future profits, deferred acquisition costs and deferred income tax assets included $(188.0) million, $(206.0) million and $141.8 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.

At September 30, 2011, the amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than- temporary impairments included in accumulated other comprehensive income
Corporate securities	$14,439.9	$1,503.1	$(161.1)	$15,781.9	$—
United States Treasury securities and obligations of United States government corporations and agencies	410.0	12.4	—	422.4	—
States and political subdivisions	1,765.4	192.5	(14.9)	1,943.0	—
Debt securities issued by foreign governments	1.4	—	—	1.4	—
Asset-backed securities	904.4	23.1	(20.8)	906.7	—
Collateralized debt obligations	264.1	1.1	(5.1)	260.1	—
Commercial mortgage-backed securities	1,388.7	65.7	(24.4)	1,430.0	—
Mortgage pass-through securities	35.7	1.8	(.1)	37.4	—
Collateralized mortgage obligations	2,138.1	108.9	(13.2)	2,233.8	(7.3)
Total fixed maturities, available for sale	$21,347.7	$1,908.6	$(239.6)	$23,016.7	$(7.3)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$104.8	$106.1
Due after one year through five years	1,259.7	1,322.5
Due after five years through ten years	4,460.8	4,786.6
Due after ten years	10,791.4	11,933.5
Subtotal	16,616.7	18,148.7
Structured securities	4,731.0	4,868.0
Total fixed maturities, available for sale	$21,347.7	$23,016.7

Net Realized Investment Gains (Losses)

During the first nine months of 2011, we recognized net realized investment gains of $38.6 million, which were comprised of $64.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.4 billion and $26.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2011, fixed maturity securities and mortgage loans in default or considered nonperforming had an aggregate amortized cost of $4.4 million and a carrying value of $4.5 million.

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

During the nine months ended September 30, 2011, we sold $.9 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $57.1 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

There was one investment sold at a loss during the first nine months of 2011 that had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for more than 12 months prior to the sale of the investment. This investment had an amortized cost and estimated fair value of $4.0 million and $2.7 million, respectively.

We regularly evaluate all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) the value of any collateral; and (xi) other objective and subjective factors.

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2011, other-than-temporary impairments included in accumulated other comprehensive income of $7.3 million (before taxes and related amortization) related to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.6)	$(24.0)	$(6.1)	$(27.2)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	(1.3)
Less: credit losses on securities sold	.7	14.5	5.2	28.0
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	1.1
Add: credit losses on previously impaired securities	—	(1.7)	—	(11.8)
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.9)	$(11.2)	$(.9)	$(11.2)
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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2011 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$.1	$—	$.2	$—	$.3	$—
States and political subdivisions	2.1	(.2)	179.6	(14.7)	181.7	(14.9)
Corporate securities	1,598.7	(72.0)	520.1	(89.1)	2,118.8	(161.1)
Asset-backed securities	437.3	(18.6)	21.5	(2.2)	458.8	(20.8)
Collateralized debt obligations	213.1	(5.1)	—	—	213.1	(5.1)
Commercial mortgage-backed securities	329.1	(22.2)	35.6	(2.2)	364.7	(24.4)
Mortgage pass-through securities	2.9	—	3.1	(.1)	6.0	(.1)
Collateralized mortgage obligations	516.5	(12.9)	19.4	(.3)	535.9	(13.2)
Total fixed maturities, available for sale	$3,099.8	$(131.0)	$779.5	$(108.6)	$3,879.3	$(239.6)
Equity securities	$27.2	$(3.7)	$.4	$(.1)	$27.6	$(3.8)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$196.9	$(11.8)	$.2	$—	$197.1	$(11.8)
States and political subdivisions	1,201.9	(54.8)	229.6	(45.9)	1,431.5	(100.7)
Corporate securities	2,633.0	(80.6)	864.6	(88.4)	3,497.6	(169.0)
Asset-backed securities	272.2	(2.4)	54.0	(3.9)	326.2	(6.3)
Collateralized debt obligations	117.0	(.9)	5.8	(.2)	122.8	(1.1)
Commercial mortgage-backed securities	15.5	—	111.8	(12.5)	127.3	(12.5)
Mortgage pass-through securities	.3	—	3.4	—	3.7	—
Collateralized mortgage obligations	661.0	(29.1)	112.9	(6.4)	773.9	(35.5)
Total fixed maturities, available for sale	$5,097.8	$(179.6)	$1,382.3	$(157.3)	$6,480.1	$(336.9)
Equity securities	$.4	$—	$6.1	$(.9)	$6.5	$(.9)

Based on management’s current assessment of investments with unrealized losses at September 30, 2011, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income for basic earnings per share	$196.0	$49.4	$309.4	$116.4
Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), net of income taxes	3.7	3.7	11.1	9.7
Net income for diluted earnings per share	$199.7	$53.1	$320.5	$126.1
Shares:
Weighted average shares outstanding for basic earnings per share	246,965	251,045	249,673	250,942
Effect of dilutive securities on weighted average shares:
7% Debentures	53,367	53,364	53,367	47,563
Stock option and restricted stock plans	2,353	1,631	2,712	1,751
Warrants	23	—	333	—
Dilutive potential common shares	55,743	54,995	56,412	49,314
Weighted average shares outstanding for diluted earnings per share	302,708	306,040	306,085	300,256

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance shares) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock). Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Debentures.

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.

We measure segment performance by excluding realized investment gains (losses) and fair value changes in embedded derivative liabilities because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Realized investment gains (losses) and fair value changes in embedded derivative liabilities depend on market conditions and do not necessarily relate to the underlying business of our segments.  Realized investment gains (losses) and fair value changes in embedded derivative liabilities may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$9.6	$11.7	$26.7	$30.7
Health	334.0	343.9	1,017.1	1,032.2
Life	61.0	49.5	170.4	139.1
Net investment income (a)	158.0	208.5	564.5	554.9
Fee revenue and other income (a)	3.6	3.6	9.2	8.6
Total Bankers Life revenues	566.2	617.2	1,787.9	1,765.5
Washington National:
Insurance policy income:
Health	141.2	139.6	423.1	418.6
Life	3.9	4.0	11.8	12.7
Other	.8	1.3	3.0	3.7
Net investment income (a)	47.3	46.4	140.3	137.7
Fee revenue and other income (a)	.4	.3	.9	.8
Total Washington National revenues	193.6	191.6	579.1	573.5
Colonial Penn:
Insurance policy income:
Health	1.4	1.8	4.5	5.2
Life	49.4	47.0	147.5	141.1
Net investment income (a)	10.1	9.9	30.9	29.3
Fee revenue and other income (a)	.2	.2	.6	.5
Total Colonial Penn revenues	61.1	58.9	183.5	176.1
Other CNO Business:
Insurance policy income:
Annuities	3.4	3.8	8.6	8.7
Health	6.9	7.5	21.3	22.7
Life	61.7	63.9	184.9	190.4
Other	.2	.5	1.4	1.9
Net investment income (a)	74.6	96.5	256.0	269.5
Total Other CNO Business revenues	146.8	172.2	472.2	493.2
Corporate operations:
Net investment income	(6.7)	8.5	10.4	16.0
Fee and other income	.7	.5	1.8	1.8
Total corporate revenues	(6.0)	9.0	12.2	17.8
Total revenues	961.7	1,048.9	3,034.9	3,026.1

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Expenses:
Bankers Life:
Insurance policy benefits	$360.6	$402.1	$1,174.3	$1,201.3
Amortization	67.2	76.4	238.8	214.0
Interest expense on investment borrowings	1.2	—	3.5	—
Other operating costs and expenses	45.8	43.2	131.3	137.5
Total Bankers Life expenses	474.8	521.7	1,547.9	1,552.8
Washington National:
Insurance policy benefits	119.0	112.4	349.5	341.6
Amortization	13.9	14.4	44.0	42.3
Interest expense on investment borrowings	.2	—	.2	—
Other operating costs and expenses	38.4	37.6	115.4	113.7
Total Washington National expenses	171.5	164.4	509.1	497.6
Colonial Penn:
Insurance policy benefits	36.0	36.4	112.7	108.5
Amortization	9.3	7.0	26.9	24.5
Other operating costs and expenses	7.7	7.7	22.8	22.4
Total Colonial Penn expenses	53.0	51.1	162.4	155.4
Other CNO Business:
Insurance policy benefits	111.5	149.1	358.2	398.6
Amortization	11.3	20.7	30.3	36.5
Interest expense on investment borrowings	5.3	5.1	15.2	15.1
Other operating costs and expenses	16.7	21.7	54.6	60.5
Total Other CNO Business expenses	144.8	196.6	458.3	510.7
Corporate operations:
Interest expense on corporate debt	18.7	20.0	58.6	59.3
Interest expense on borrowings of variable interest entities	2.4	3.3	8.4	10.2
Interest expense on investment borrowings	.1	—	.1	—
Loss on extinguishment of debt	1.1	—	3.1	2.7
Other operating costs and expenses	19.0	18.0	43.0	36.7
Total corporate expenses	41.3	41.3	113.2	108.9
Total expenses	885.4	975.1	2,790.9	2,825.4
Income (loss) before net realized investment losses and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes:
Bankers Life	91.4	95.5	240.0	212.7
Washington National	22.1	27.2	70.0	75.9
Colonial Penn	8.1	7.8	21.1	20.7
Other CNO Business	2.0	(24.4)	13.9	(17.5)
Corporate operations	(47.3)	(32.3)	(101.0)	(91.1)
Income before net realized investment losses and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes	$76.3	$73.8	$244.0	$200.7
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Total segment revenues	$961.7	$1,048.9	$3,034.9	$3,026.1
Net realized investment gains (losses)	30.6	3.6	38.6	(18.0)
Consolidated revenues	$992.3	$1,052.5	$3,073.5	$3,008.1

Total segment expenses	$885.4	$975.1	$2,790.9	$2,825.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	33.9	—	33.9	—
Amortization related to fair value changes in embedded derivative liabilities	(19.4)	—	(19.4)	—
Amortization related to net realized investment gains (losses)	4.9	.1	4.8	.5
Consolidated expenses	$904.8	$975.2	$2,810.2	$2,825.9

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $(25.7) million and $(9.7) million in the nine months ended September 30, 2011 and 2010, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $30.1 million and $89.4 million at September 30, 2011 and December 31, 2010, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on fixed index annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $638.6 million at September 30, 2011 and $553.6 million at December 31, 2010. Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which will result in increased volatility in future earnings since the volatility caused by the accounting requirements to record embedded options at fair value will no longer be offset.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2011, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $3.3 million and $(.4) million at September 30, 2011 and December 31, 2010, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

REINSURANCE

The cost of reinsurance ceded totaled $58.3 million and $62.9 million in the third quarters of 2011 and 2010, respectively, and $176.3 million and $194.6 million in the first nine months of 2011 and 2010, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $45.4 million and $118.7 million in the third quarters of 2011 and 2010, respectively, and $160.2 million and $352.2 million in the first nine months of 2011 and 2010, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $18.1 million and $25.0 million in the third quarters of 2011 and 2010, respectively, and $64.6 million and $75.8 million in the first nine months of 2011 and 2010, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care (“Coventry”) of $12.8 million and $18.8 million in the third quarters of 2011 and 2010, respectively, and $47.6 million and $56.1 million in the first nine months of 2011 and 2010, respectively. Coventry decided to cease selling Private-Fee-For-Service (“PFFS”) plans effective January 1, 2010.  In July 2009, Bankers Life and Casualty Company (“Bankers Life”) entered into an agreement with Humana, Inc. (“Humana”) under which it offers Humana’s Medicare Advantage/PFFS plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.

See the note entitled “Accounting for Derivatives” for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Current tax expense	$2.3	$3.0	$7.2	$5.5
Deferred tax provision	32.2	24.9	89.7	60.3
Income tax expense on period income	34.5	27.9	96.9	65.8
Valuation allowance	(143.0)	—	(143.0)	—
Total income tax expense (benefit)	$(108.5)	$27.9	$(46.1)	$65.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2011	2010
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	(54.3)	—
Other nondeductible benefits	1.4	(.2)
State taxes	.9	.9
Provision for tax issues, tax credits and other	(.5)	.4
Effective tax rate	(17.5)%	36.1%

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$614.8	$681.7
Non-life companies	869.5	870.6
Net state operating loss carryforwards	17.7	17.8
Tax credits	29.8	23.4
Capital loss carryforwards	353.1	339.7
Deductible temporary differences:
Investments	—	5.3
Insurance liabilities	749.5	738.9
Other	43.2	62.8
Gross deferred tax assets	2,677.6	2,740.2
Deferred tax liabilities:
Investments	(26.1)	—
Present value of future profits and deferred acquisition costs	(677.0)	(676.3)
Unrealized appreciation on investments	(333.1)	(132.3)
Gross deferred tax liabilities	(1,036.2)	(808.6)
Net deferred tax assets before valuation allowance	1,641.4	1,931.6
Valuation allowance	(938.4)	(1,081.4)
Net deferred tax assets	703.0	850.2
Current income taxes accrued	(15.8)	(10.8)
Income tax assets, net	$687.2	$839.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis. The realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.

Concluding that a valuation allowance is not required is difficult when there has been cumulative losses in recent years. We utilize a three year rolling calculation of actual income before income taxes as our primary measure of cumulative losses. As a result of the cumulative losses recognized in recent years, our evaluation of the valuation allowance was primarily based on historical taxable earnings. However, because a substantial portion of the cumulative losses included in historical taxable earnings related to transactions to dispose of blocks of businesses, we considered them to be non-recurring and have adjusted the three-year cumulative results for the income and losses from the blocks of business disposed of in the past and the business of Senior Health Insurance Company of Pennsylvania ("Senior Health") transferred in 2008.

As of September 30, 2011, we are no longer in a three-year cumulative loss position. We have achieved taxable income in each of the last twelve quarters and our deferred tax valuation model reflects increased levels of taxable income in the future which will allow us to further utilize our deferred tax assets. Based on our assessment, it appears more likely than not that $917 million of our deferred tax assets will be realized through future taxable earnings. Accordingly, we have reduced our deferred tax valuation allowance by $143.0 million. We will continue to assess the need for a valuation allowance in the future. If future results are less than those reflected in our model, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our analysis at September 30, 2011, reflected revisions to future taxable income used in our deferred tax valuation model. Our deferred tax valuation model reflects future taxable income based on a normalized average annual taxable income for the last three years, plus 5% growth for the next five years and no growth thereafter. Taxable income used in the deferred tax valuation model for future periods through 2023 (the year in which significant non-life NOLs expire) includes $3,375 million of life taxable income and $250 million of non-life taxable income. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the Internal Revenue Service (the “IRS”) takes an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income resulting from the bankruptcy of our Predecessor.

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

Section 382 imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.86 percent at September 30, 2011), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2011, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of September 30, 2011, we had $4.2 billion of federal NOLs and $1.0 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards
2011	$—		$.1		$—	$.1
2013	—		—		941.5	941.5
2014	—		—		28.6	28.6
2016	—		—		38.8	38.8
2018	1,522.8	(a)	—		—	1,522.8
2021	29.6		—		—	29.6
2022	204.1		—		—	204.1
2023	—		1,996.0	(a)	—	1,996.0
2024	—		3.2		—	3.2
2025	—		118.8		—	118.8
2027	—		216.8		—	216.8
2028	—		.3		—	.3
2029	—		149.0		—	149.0
Total	$1,756.5		$2,484.2		$1,008.9	$5,249.6

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

We had deferred tax assets related to NOLs for state income taxes of $17.7 million and $17.8 million at September 30, 2011 and December 31, 2010, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

Tax years 2008 through 2010 are open to examination by the IRS.  The Company’s various state income tax returns are generally open for tax years 2008 through 2010 based on the individual state statutes of limitation.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2011 and December 31, 2010 (dollars in millions):

	September 30, 2011	December 31, 2010
7.0% Debentures	$293.0	$293.0
Senior Secured Credit Agreement	269.3	375.0
9.0% Senior Secured Notes due January 2018 (the “9.0% Senior Secured Notes”)	275.0	275.0
Senior Health Note due November 12, 2013 (the “Senior Health Note”)	50.0	75.0
Unamortized discount on 7.0% Debentures	(13.4)	(14.8)
Unamortized discount on Senior Secured Credit Agreement	(2.7)	(4.7)
Direct corporate obligations	$871.2	$998.5

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at September 30, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)
a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent (such ratio was 18.0 percent at September 30, 2011); (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

(ii)	revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)	an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

In the first nine months of 2011, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments totaling $55.7 million due to our repurchase of $55.7 million of our common stock. As a result of the repayments, we recognized a loss on the extinguishment of debt totaling $1.7 million representing the write-off of unamortized discount and issuance costs associated with the Senior Secured Credit Agreement.

In September 2011, we made an early payment of $25.0 million on the Senior Health Note, in satisfaction of the scheduled payment due in November 2011.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2011 (dollars in millions):

Year ending September 30,
2012	$10.0
2013	76.2
2014	95.0
2015	82.5
2016	55.6
Thereafter	568.0
$887.3

INVESTMENT BORROWINGS

Three of the Company’s insurance subsidiaries (Conseco Life Insurance Company (“Conseco Life”), Washington National Insurance Company and Bankers Life) are members of the Federal Home Loan Bank (“FHLB”).  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2011, the carrying value of the FHLB common stock was $72.5 million.  As of September 30, 2011, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at September 30, 2011, which are maintained in a custodial account for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $18.9 million and $14.9 million in the first nine months of 2011 and 2010, respectively, was recognized related to the borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2011

$100.0	October 2013	Variable rate – 0.565%
67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.416%
100.0	September 2015	Variable rate – 0.553%
150.0	October 2015	Variable rate – 0.579%
100.0	November 2015	Fixed rate – 4.890%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.675%
75.0	June 2016	Variable rate – 0.406%
75.0	August 2016	Variable rate – 0.392%
50.0	November 2016	Variable rate – 0.599%
50.0	November 2016	Variable rate – 0.705%
100.0	June 2017	Variable rate – 0.742%
50.0	August 2017	Variable rate – 0.486%
100.0	October 2017	Variable rate – 0.679%
37.0	November 2017	Fixed rate – 3.750%
$1,450.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At September 30, 2011, the aggregate fee to prepay all fixed rate borrowings was $66.2 million.

In 2011, as part of our investment strategy, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $57.1 million at September 30, 2011. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security will occur; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the excess of the net replacement cost of the related securities.

At September 30, 2011, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.5 billion; (ii) repurchase agreements of $57.1 million; and (iii) other borrowings of $2.0 million.

At December 31, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.2 billion; and (ii) other borrowings of $4.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2010	251,084
Treasury stock purchased and retired	(8,774)
Stock options exercised	502
Restricted stock vested	435	(a)
Balance, September 30, 2011	243,247
________

(a)	Such amount was reduced by 182 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In the first nine months of 2011, we repurchased 8.8 million shares of common stock for $55.7 million pursuant to the program.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $9.7 million and $13.8 million during the nine months ended September 30, 2011 and 2010, respectively.  Amounts amortized totaled $21.2 million and $20.6 million during the nine months ended September 30, 2011 and 2010, respectively.  The unamortized balance of deferred sales inducements at September 30, 2011 and December 31, 2010 was $154.9 million and $166.4 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $57.6 million and $85.3 million at September 30, 2011 and December 31, 2010, respectively.

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

In May 2011, the FASB issued authoritative guidance which clarifies or updates requirements for measuring fair value and for disclosing information about fair value measurements. The guidance clarifies: (i) the application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity; and (iii) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance changes certain requirements for measuring fair value or disclosing information about fair value measurements including: (i) measuring the fair value of financial instruments that are managed within a portfolio; (ii) application of premiums and discounts in a fair value measurement; and (iii) additional disclosures about fair value measurements. Such additional disclosures include a description of the valuation process used for measuring Level 3 instruments and the sensitivity of the Level 3 fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The guidance is effective

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial condition, operating results or cash flows.

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance impacts the timing of GAAP reported financial results, but has no impact on cash flows, statutory financial results or the ultimate profitability of the business.

The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance is met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required.  We currently expect that the adoption of this guidance will result in a 10 percent to 12 percent reduction to our book value of $460 million to $510 million, or $1.50 to $1.70 per diluted share. If the new guidance had been effective at September 30, 2011, we estimate that our earnings for the nine months ended September 30, 2011, would have been reduced by $22 million to $27 million ($.07 to $.10 per diluted share). The guidance will reduce the balance of deferred acquisition costs, its amortization and the amount of costs that we capitalize. We expect that we will be able to defer most commission payments, plus other costs directly related to the production of new business. The proposed change does not impact the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there will be no change in the amortization of the present value of future profits.

Management continues to evaluate the impact the guidance will have on our business and consolidated financial statements and expects to adopt the new guidance on a retrospective basis.

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

LITIGATION AND OTHER LEGAL PROCEEDINGS

Legal Proceedings

The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts.  We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred.  The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict.  In the event of an adverse outcome in one or more of these matters, there is a possibility that the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies or could impact the timing and amount of rate increases, which could adversely affect the future profitability of the related insurance policies.  Based upon information presently available, and in light of legal, factual and other defenses available to the Company and its subsidiaries, the Company does not believe that it is probable that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows. However, given the inherent difficulty in predicting the outcome of legal proceedings, there exists the possibility such legal actions could have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows.

In addition to the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, many of the matters specifically identified below purport to seek substantial or an unspecified amount of damages for unsubstantiated conduct spanning several years based on complex legal theories and damages models. The alleged damages

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

typically are indeterminate or not factually supported in the complaint, and, in any event, the Company's experience indicates that monetary demands for damages often bear little relation to the ultimate loss. In some cases, plaintiffs are seeking to certify classes in the litigation and class certification either has been denied or is pending and we have filed oppositions to class certification or sought to decertify a prior class certification. In addition, for many of these cases: (i) there is uncertainty as to the outcome of pending appeals or motions; (ii) there are significant factual issues to be resolved; and/or (iii) there are novel legal issues presented. Accordingly, the Company can not reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any, or predict the timing of the eventual resolution of these matters.  The Company reviews these matters on an ongoing basis.  When assessing reasonably possible and probable outcomes, the Company bases its assessment on the expected ultimate outcome following all appeals.

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

Other Litigation

On November 17, 2005, a complaint was filed in the United States District Court for the Northern District of California, Robert H. Hansen, an individual, and on behalf of all others similarly situated v. Conseco Insurance Company, an Illinois corporation f/k/a Conseco Annuity Assurance Company, Cause No. C0504726.  Plaintiff in this putative class action purchased an annuity in 2000 and is claiming relief on behalf of the proposed national class for alleged violations of the Racketeer Influenced and Corrupt Organizations Act; elder abuse; unlawful, deceptive and unfair business practices; unlawful, deceptive and misleading advertising; breach of fiduciary duty; aiding and abetting of breach of fiduciary duty; and unjust enrichment and imposition of constructive trust.  On January 27, 2006, a similar complaint was filed in the same court entitled Friou P. Jones, on Behalf of Himself and All Others Similarly Situated v. Conseco Insurance Company, an Illinois company f/k/a Conseco Annuity Assurance Company, Cause No. C06-00537.  Mr. Jones had purchased an annuity in 2003.  Each case alleged that the annuity sold was inappropriate and that the annuity products in question are inherently unsuitable for seniors age 65 and older. On March 3, 2006 a first amended complaint was filed in the Hansen case adding causes of action for fraudulent concealment and breach of the duty of good faith and fair dealing.  In an order dated April 14, 2006, the court consolidated the two cases under the original Hansen cause number and retitled the consolidated action:  In re Conseco Insurance Co. Annuity Marketing & Sales Practices Litig. A settlement in principle has been reached in this case in 2010 and a liability was established consistent with such settlement. The amount recognized in 2010 related to the settlement in principle was not significant to the Company's consolidated financial condition, cash flows or results of operations. On August 12, 2011, the court granted final approval of the settlement.

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

On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy’s lifetime maximum benefit, and that Washington National Insurance Company breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  Plaintiffs filed their motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing.  Additional parties have asked the court to allow them to intervene in the action, and on January 5, 2010, the court granted the motion to intervene and granted the plaintiff’s motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties have reached a settlement in principle of the (B) (3) class in 2010. The amount recognized in 2010 related to the settlement in principle was not significant to the Company's consolidated financial condition, cash flows or results of operations. The plaintiffs filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company filed a notice of appeal on October 6, 2010.  We believe the action is without merit, and intend to defend it vigorously.  While we expect the (B) (3) class to settle consistent with the terms of the settlement in principle, the ultimate outcome of the lawsuit related to the (B) (2) class cannot be predicted and it is not possible to make a meaningful estimate of the amount or range of loss that could result from this matter in excess of amounts accrued.

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  The plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force and by making changes to certain non-guaranteed elements in their policies.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint.  On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.  On October 15, 2009, Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating this case and the McFarland case described below into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated for pretrial proceedings.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  Conseco Life filed its motion in opposition on July 21, 2010.  On October 6,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. Trial is set for October 9, 2012.  We believe the action is without merit and intend to defend it vigorously. The ultimate outcome of the action cannot be predicted with certainty.

On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  The plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration, including changes to certain non-guaranteed elements, of various interest sensitive whole life products sold primarily under the name “Lifetrend.” The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees. As described in the preceding paragraph, on February 3, 2010, the Judicial Panel on MDL ordered this case be consolidated with the Brady case for pretrial proceedings in the Northern District of California Federal Court.  On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  Conseco Life filed its motion in opposition on July 21, 2010.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. Trial is set for October 9, 2012.  We believe the action is without merit and intend to defend it vigorously.  The ultimate outcome of the action cannot be predicted with certainty.

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

After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life reached a settlement in principle with the regulators regarding issues involving these policies. During this regulatory review process, Conseco Life had been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco Life had also resumed the administration of its Lifetrend policies with administrative changes in place but did not implement the NGE changes pending execution of the final settlement agreement with the regulators.  On June 30, 2010, we announced that Conseco Life had finalized a regulatory settlement agreement that requires the establishment of a $10 million fund for certain owners of its Lifetrend life insurance products and the payment of a $1 million assessment to participating jurisdictions.  Forty-seven jurisdictions, representing almost 98% percent of the Lifetrend policyholders, have signed the settlement agreement.  Conseco Life is in the process of notifying consumers of the settlement and the increase in their non-guaranteed elements.  As previously disclosed, we accrued for the financial impact of the settlement in our consolidated financial statements for year-end 2009.

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  The number of states currently participating in this examination is 23.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$309.4	$116.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	344.9	339.1
Income taxes	(48.5)	61.6
Insurance liabilities	244.4	305.8
Accrual and amortization of investment income	62.9	(26.9)
Deferral of policy acquisition costs	(328.6)	(315.8)
Net realized investment (gains) losses	(38.6)	18.0
Loss on extinguishment of debt	3.1	2.7
Other	13.2	23.7
Net cash provided by operating activities	$562.2	$524.6

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2011	2010
Stock option and restricted stock plans	$10.2	$8.8
Change in securities lending collateral	—	103.7
Change in securities lending payable	—	(103.7)

INVESTMENTS IN VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a variable interest entity (a “VIE”).  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs:

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2011
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$453.5	$—	$453.5
Notes receivable of VIEs held by insurance subsidiaries	—	(78.8)	(78.8)
Cash and cash equivalents held by variable interest entities	19.7	—	19.7
Accrued investment income	1.7	—	1.7
Income tax assets, net	9.6	(1.2)	8.4
Other assets	10.1	—	10.1
Total assets	$494.6	$(80.0)	$414.6
Liabilities:
Other liabilities	$24.6	$(.1)	$24.5
Borrowings related to variable interest entities	405.6	—	405.6
Notes payable of VIEs held by insurance subsidiaries	82.3	(82.3)	—
Total liabilities	$512.5	$(82.4)	$430.1

	December 31, 2010
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$420.9	$—	$420.9
Notes receivable of VIEs held by insurance subsidiaries	—	(96.8)	(96.8)
Cash and cash equivalents held by variable interest entities	26.8	—	26.8
Accrued investment income	1.4	(4.8)	(3.4)
Income tax assets, net	20.9	(6.5)	14.4
Other assets	15.9	—	15.9
Total assets	$485.9	$(108.1)	$377.8
Liabilities:
Other liabilities	$22.0	$(4.6)	$17.4
Borrowings related to variable interest entities	386.9	—	386.9
Notes payable of VIEs held by insurance subsidiaries	115.6	(115.6)	—
Total liabilities	$524.5	$(120.2)	$404.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At September 30, 2011, such securities had an amortized cost of $469.7 million; gross unrealized gains of $.4 million; gross unrealized losses of $16.6 million; and an estimated fair value of $453.5 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.8	$5.8
Due after one year through five years	240.0	231.2
Due after five years through ten years	223.9	216.5
Total	$469.7	$453.5

During the first nine months of 2011, we recognized net realized investment losses on the VIE investments of $.2 million, which were comprised of $3.3 million of net gains from the sales of fixed maturities, and $3.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2010, we recognized net realized investment losses on the VIE investments of $4.1 million, which were comprised of $.9 million of net losses from the sales of fixed maturities, and $3.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2011, there were no investments held by the VIEs that were in default.

During the first nine months of 2011, $98.8 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million.

At September 30, 2011, the VIEs held:  (i) investments with a fair value of $385.6 million and gross unrealized losses of $14.5 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $33.6 million and gross unrealized losses of $2.1 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2011, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $18.0 million (classified as other invested assets).  At September 30, 2011, we had unfunded commitments to these partnerships of $18.1 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 52 percent and 2 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  For the quarter ended June 30, 2011, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the valuations from our pricing model were consistent with market observable data for most investment grade privately placed securities. As a result, the Company reclassified certain investment grade privately placed securities from Level 3 to Level 2. Below investment grade privately placed securities, which are valued using significant inputs that are not observable in the market, remain classified as Level 3. The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $11.5 million during the first nine months of 2011. Privately placed securities comprise approximately 10 percent of our fixed maturities, available for sale, classified as Level 3.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at September 30, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,486.5		$295.4		$15,781.9
United States Treasury securities and obligations of United States government corporations and agencies	10.0	410.7		1.7		422.4
States and political subdivisions	—	1,931.0		12.0		1,943.0
Debt securities issued by foreign governments	—	1.4		—		1.4
Asset-backed securities	—	887.0		19.7		906.7
Collateralized debt obligations	—	—		260.1		260.1
Commercial mortgage-backed securities	—	1,430.0		—		1,430.0
Mortgage pass-through securities	—	34.5		2.9		37.4
Collateralized mortgage obligations	—	2,055.6		178.2		2,233.8
Total fixed maturities, available for sale	10.0	22,236.7		770.0		23,016.7
Equity securities	16.1	72.5		75.7		164.3
Trading securities:
Corporate securities	—	47.0		3.1		50.1
United States Treasury securities and obligations of United States government corporations and agencies	—	4.9		—		4.9
States and political subdivisions	—	16.4		—		16.4
Asset-backed securities	—	—		—		—
Commercial mortgage-backed securities	—	4.2		—		4.2
Mortgage pass-through securities	—	.3		—		.3
Collateralized mortgage obligations	—	.9		—		.9
Equity securities	3.8	—		1.2		5.0
Total trading securities	3.8	73.7		4.3		81.8
Investments held by variable interest entities	—	453.5		—		453.5
Other invested assets	—	125.1	(a)	—		125.1
Assets held in separate accounts	—	15.4		—		15.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		641.9	(b)	641.9
_____________

(a)	Includes company-owned life insurance and derivatives.

(b)	Includes $638.6 million of embedded derivatives associated with our fixed index annuity products and $3.3 million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2010 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,240.1		$1,977.5		$14,217.6
United States Treasury securities and obligations of United States government corporations and agencies	10.0	282.2		2.0		294.2
States and political subdivisions	—	1,772.1		11.4		1,783.5
Debt securities issued by foreign governments	—	.9		—		.9
Asset-backed securities	—	652.7		121.0		773.7
Collateralized debt obligations	—	—		256.5		256.5
Commercial mortgage-backed securities	—	1,363.7		—		1,363.7
Mortgage pass-through securities	27.8	—		3.5		31.3
Collateralized mortgage obligations	—	1,715.4		197.1		1,912.5
Total fixed maturities, available for sale	37.8	18,027.1		2,569.0		20,633.9
Equity securities	—	37.5		30.6		68.1
Trading securities:
Corporate securities	—	47.5		2.9		50.4
United States Treasury securities and obligations of United States government corporations and agencies	—	293.8		—		293.8
States and political subdivisions	—	16.1		—		16.1
Asset-backed securities	—	.6		—		.6
Commercial mortgage-backed securities	—	5.2		—		5.2
Mortgage pass-through securities	.3	—		—		.3
Collateralized mortgage obligations	—	1.2		.4		1.6
Equity securities	3.2	—		1.4		4.6
Total trading securities	3.5	364.4		4.7		372.6
Investments held by variable interest entities	—	414.2		6.7		420.9
Other invested assets	—	192.0	(a)	—		192.0
Assets held in separate accounts	—	17.5		—		17.5
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		553.2	(b)	553.2
_____________

(a)	Includes company-owned life insurance and derivatives.

(b)	Includes $553.6 million of embedded derivatives associated with our fixed index annuity products and $(.4) million of embedded derivatives associated with a modified coinsurance agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2011 (dollars in millions):

	September 30, 2011
	Beginning balance as of June 30, 2011	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of September 30, 2011	Amount of total gains (losses) for the three months ended September 30, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$415.2	$(112.9)	$4.9	$5.3	$.5	$(17.6)	$295.4	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.7	—	—	—	—	—	1.7	—
States and political subdivisions	9.2	—	—	.8	2.0	—	12.0	—
Asset-backed securities	126.4	2.9	—	(.3)	4.1	(113.4)	19.7	—
Collateralized debt obligations	193.5	72.7	—	(6.1)	—	—	260.1	—
Mortgage pass-through securities	3.2	(.3)	—	—	—	—	2.9	—
Collateralized mortgage obligations	204.1	3.6	—	.7	—	(30.2)	178.2	—
Total fixed maturities, available for sale	953.3	(34.0)	4.9	.4	6.6	(161.2)	770.0	—
Equity securities	49.9	27.3	(.5)	(1.0)	—	—	75.7	—
Trading securities:
Corporate securities	3.3	—	(.2)	—	—	—	3.1	(.2)
Collateralized mortgage obligations	—	—	—	—	—	—	—	—
Equity securities	1.3	—	(.1)	—	—	—	1.2	(.1)
Total trading securities	4.6	—	(.3)	—	—	—	4.3	(.3)
Investments held by variable interest entities:
Corporate securities	—	—	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(613.4)	16.3	(44.8)	—	—	—	(641.9)	(44.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2011 (dollars in millions):

					Purchases, sales, issuances and settlements, net
	Purchases	Sales	Issuances	Settlements
Assets:
Fixed maturities, available for sale:
Corporate securities	$2.0	$(114.9)	$—	$—	$(112.9)
States and political subdivisions	—	—	—	—	—
Asset-backed securities	3.9	(1.0)	—	—	2.9
Collateralized debt obligations	84.2	(11.5)	—	—	72.7
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Collateralized mortgage obligations	20.5	(16.9)	—	—	3.6
Total fixed maturities, available for sale	110.6	(144.6)	—	—	(34.0)
Equity securities	31.6	(4.3)	—	—	27.3
Investments held by variable interest entities:
Corporate securities	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(33.1)	41.7	(2.6)	10.3	16.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2011 (dollars in millions):

	September 30, 2011
	Beginning balance as of December 31, 2010	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of September 30, 2011	Amount of total gains (losses) for the nine months ended September 30, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,977.5	$(291.0)	$(16.1)	$14.6	$42.7	$(1,432.3)	$295.4	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.0	—	—	(.3)	—	—	1.7	—
States and political subdivisions	11.4	(2.8)	(.1)	1.5	2.0	—	12.0	—
Asset-backed securities	121.0	1.5	—	.8	11.4	(115.0)	19.7	—
Collateralized debt obligations	256.5	3.5	1.8	(1.7)	—	—	260.1	—
Mortgage pass-through securities	3.5	(.6)	—	—	—	—	2.9	—
Collateralized mortgage obligations	197.1	48.5	(2.1)	3.2	5.9	(74.4)	178.2	—
Total fixed maturities, available for sale	2,569.0	(240.9)	(16.5)	18.1	62.0	(1,621.7)	770.0	—
Equity securities	30.6	67.7	(.2)	.1	—	(22.5)	75.7	—
Trading securities:
Corporate securities	2.9	—	.2	—	—	—	3.1	.2
Collateralized mortgage obligations	.4	(.4)	—	—	—	—	—	—
Equity securities	1.4	—	(.2)	—	—	—	1.2	(.2)
Total trading securities	4.7	(.4)	—	—	—	—	4.3	—
Investments held by variable interest entities:
Corporate securities	6.7	(7.9)	1.5	(.3)	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(35.0)	(53.7)	—	—	—	(641.9)	(53.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2011 (dollars in millions):

					Purchases, sales, issuances and settlements, net
	Purchases	Sales	Issuances	Settlements
Assets:
Fixed maturities, available for sale:
Corporate securities	$2.0	$(293.0)	$—	$—	$(291.0)
United States Treasury securities and obligations of United States governement corporations and agencies	—	—	—	—	—
States and political subdivisions	—	(2.8)	—	—	(2.8)
Asset-backed securities	3.9	(2.4)	—	—	1.5
Collateralized debt obligations	106.6	(103.1)	—	—	3.5
Mortgage pass-through securities	—	(.6)	—	—	(.6)
Collateralized mortgage obligations	94.5	(46.0)	—	—	48.5
Total fixed maturities, available for sale	207.0	(447.9)	—	—	(240.9)
Equity securities	73.0	(5.3)	—	—	67.7
Trading securities:
Collateralized mortgage obligations	—	(.4)	—	—	(.4)
Investments held by variable interest entities:
Corporate securities	—	(7.9)	—	—	(7.9)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(85.5)	51.8	(28.4)	27.1	(35.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2010 (dollars in millions):

	September 30, 2010
	Beginning balance as of June 30, 2010	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2010	Amount of total gains (losses) for the three months ended September 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,328.6	$8.5	$(1.7)	$45.3	$—	$(36.1)	$2,344.6	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.1	—	—	.1	—	—	2.2	—
States and political subdivisions	10.0	—	—	(.3)	—	—	9.7	—
Asset-backed securities	131.1	7.6	—	5.8	—	—	144.5	—
Collateralized debt obligations	136.8	69.7	.1	3.4	—	—	210.0	—
Commercial mortgage-backed securities	10.5	(2.2)	—	(.3)	—	(1.4)	6.6	—
Mortgage pass-through securities	3.9	(.2)	—	—	—	—	3.7	—
Collateralized mortgage obligations	24.1	53.3	—	2.1	—	—	79.5	—
Total fixed maturities, available for sale	2,647.1	136.7	(1.6)	56.1	—	(37.5)	2,800.8	—
Equity securities	31.0	—	—	.1	—	—	31.1	—
Trading securities:
Corporate securities	2.9	(.5)	.3	—	—	—	2.7	.3
Equity securities	1.2	—	.2	—	—	—	1.4	.2
Total trading securities	4.1	(.5)	.5	—	—	—	4.1	.5
Investments held by variable interest entities:
Corporate securities	7.2	(1.0)	—	—	—	—	6.2	—
Securities lending collateral:
Asset-backed securities	4.9	(4.9)	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(500.5)	(1.9)	(18.8)	—	—	—	(521.2)	(18.8)

____________
(a) Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	September 30, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of September 30, 2010	Amount of total gains (losses) for the nine months ended September 30, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,147.8	$(5.9)	$58.5	$(2.2)	$158.8	$19.6	$(32.0)	$2,344.6	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.2	—	(.1)	—	.1	—	—	2.2	—
States and political subdivisions	10.7	—	—	—	.7	—	(1.7)	9.7	—
Asset-backed securities	115.1	—	13.8	(11.3)	26.9	—	—	144.5	—
Collateralized debt obligations	92.8	(5.7)	119.8	(.1)	3.2	—	—	210.0	—
Commercial mortgage-backed securities	13.7	—	(2.8)	—	1.6	—	(5.9)	6.6	—
Mortgage pass-through securities	4.2	—	(.5)	—	—	—	—	3.7	—
Collateralized mortgage obligations	11.4	—	77.1	—	2.1	—	(11.1)	79.5	—
Total fixed maturities, available for sale	2,397.9	(11.6)	265.8	(13.6)	193.4	19.6	(50.7)	2,800.8	—
Equity securities	30.9	—	.1	—	0.1	—	—	31.1	—
Trading securities:
Corporate securities	2.4	—	—	.3	—	—	—	2.7	.3
Equity securities	1.3	—	—	.1	—	—	—	1.4	.1
Total trading securities	3.7	—	—	.4	—	—	—	4.1	.4
Investments held by variable interest entities:
Corporate securities	—	6.9	(1.0)	—	.3	—	—	6.2	—
Securities lending collateral:
Corporate securities	13.7	—	(13.7)	—	—	—	—	—	—
Asset-backed securities	22.9	—	(20.9)	—	—	—	(2.0)	—	—
Total securities lending collateral	36.6	—	(34.6)	—	—	—	(2.0)	—	—
Other invested assets	2.4	(2.4)	—	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	—	33.1	(58.3)	—	—	—	(521.2)	(58.3)

__________

(a)
Amounts represent adjustments to investments related to a VIE that was required to be consolidated effective January 1, 2010, as well as the reclassification of investments of a VIE which was consolidated at December 31, 2009.

(b)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

At September 30, 2011, 87 percent of our Level 3 fixed maturities, available for sale, were investment grade and 38 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in the first nine months of 2011 and 2010 include transfers due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. In addition, for the quarter ended June 30, 2011, we re-evaluated the observability of pricing inputs related to investment grade privately placed securities. As a result, we reclassified certain investment grade privately placed securities from Level 3 to Level 2.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no significant transfers between Level 1 and Level 2 in the first nine months of 2011 or 2010.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010, were as follows (dollars in millions):

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Fixed maturities, available for sale	$23,016.7	$23,016.7	$20,633.9	$20,633.9
Equity securities	164.3	164.3	68.1	68.1
Mortgage loans	1,648.2	1,777.4	1,761.2	1,762.6
Policy loans	279.6	279.6	284.4	284.4
Trading securities	81.8	81.8	372.6	372.6
Investments held by securitization entities	453.5	453.5	420.9	420.9
Other invested assets	190.9	190.9	240.9	240.9
Cash and cash equivalents	481.6	481.6	598.7	598.7
Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,168.2	$13,168.2	$13,194.7	$13,194.7
Investment borrowings	1,509.1	1,575.3	1,204.1	1,265.3
Borrowings related to variable interest entities	405.6	369.1	386.9	345.1
Notes payable – direct corporate obligations	871.2	958.9	998.5	1,166.4
____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at September 30, 2011 and December 31, 2010.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2011, and the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO’s products and trends in CNO’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” sections of our 2010 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	changes in or sustained low interest rates causing a reduction in investment income, the margins of our fixed annuity and life insurance businesses, and sales of, and demand for, our products;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2011 and 2010 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings before net realized investment gains (losses), fair value changes in embedded derivative liabilities, corporate interest expense, loss on extinguishment of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):

Bankers Life	$91.4	$95.5	$240.0	$212.7
Washington National	22.1	27.2	70.0	75.9
Colonial Penn	8.1	7.8	21.1	20.7
Other CNO Business	2.0	(24.4)	13.9	(17.5)
EBIT from business segments	123.6	106.1	345.0	291.8
Corporate Operations, excluding corporate interest expense	(27.5)	(12.3)	(39.3)	(29.1)
EBIT	96.1	93.8	305.7	262.7
Corporate interest expense	(18.7)	(20.0)	(58.6)	(59.3)
Income before loss on extinguishment of debt, net realized investment gains (losses), fair value changes in embedded derivative liabilities and taxes	77.4	73.8	247.1	203.4
Tax expense on operating income	30.9	26.7	91.2	73.2
Net operating income	46.5	47.1	155.9	130.2
Net realized investment gains (losses) (net of related amortization and taxes)	16.6	2.3	21.9	(12.0)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(9.4)	—	(9.4)	—
Loss on extinguishment of debt, net of income taxes	(.7)	—	(2.0)	(1.8)
Net income before valuation allowance for deferred tax assets	53.0	49.4	166.4	116.4
Decrease in valuation allowance for deferred tax assets	143.0	—	143.0	—
Net income	$196.0	$49.4	$309.4	$116.4
Per diluted share:
Net operating income	$.17	$.16	$.55	$.46
Net realized investment gains (losses), net of related amortization and taxes	.05	.01	.07	(.04)
Fair value changes in embedded derivative liabilities, net of related amortization and taxes	(.03)	—	(.03)	—
Loss on extinguishment of debt, net of income taxes	—	—	(.01)	—
Valuation allowance for deferred tax assets	.47	—	.47	—
Net income	$.66	$.17	$1.05	$.42
____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) loss on extinguishment of debt; (iii) net realized investment gains (losses); and (iv) fair value changes in embedded derivative liabilities that are unrelated to the Company’s underlying fundamentals.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

CRITICAL ACCOUNTING POLICIES

Liabilities for Loss Contingencies Related to Lawsuits

The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts. We recognize an estimated loss from these

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict. In the event of an adverse outcome in one or more of these matters, there is a possibility that the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies or could impact the timing and amount of rate increases, which could adversely affect the future profitability of the related insurance policies. Based upon information presently available, and in light of legal, factual and other defenses available to the Company and its subsidiaries, the Company does not believe that it is probable that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows. However, given the inherent difficulty in predicting the outcome of legal proceedings, there exists the possibility such legal actions could have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows.

In addition to the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, many of these matters purport to seek substantial or an unspecified amount of damages for unsubstantiated conduct spanning several years based on complex legal theories and damages models. The alleged damages typically are indeterminate or not factually supported in the complaint, and, in any event, the Company's experience indicates that monetary demands for damages often bear little relation to the ultimate loss. In some cases, plaintiffs are seeking to certify classes in the litigation and class certification either has been denied or is pending and we have filed oppositions to class certification or sought to decertify a prior class certification. In addition, for many of these cases: (i) there is uncertainty as to the outcome of pending appeals or motions; (ii) there are significant factual issues to be resolved; and/or (iii) there are novel legal issues presented. Accordingly, the Company can not reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any, or predict the timing of the eventual resolution of these matters. The Company reviews these matters on an ongoing basis. When assessing reasonably possible and probable outcomes, the Company bases its assessment on the expected ultimate outcome following all appeals.

Estimated Impact of Pending Accounting Standard on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance impacts the timing of GAAP reported financial results, but has no impact on cash flows, statutory financial results or the ultimate profitability of the business.

The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance is met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required.  We currently expect that the adoption of this guidance will result in a 10 percent to 12 percent reduction to our book value of $460 million to $510 million, or $1.50 to $1.70 per diluted share. If the new guidance had been effective at September 30, 2011, we estimate that our earnings for the nine months ended September 30, 2011, would have been reduced by $22 million to $27 million ($.07 to $.10 per diluted share). The guidance will reduce the balance of deferred acquisition costs, its amortization and the amount of costs that we capitalize. We expect that we will be able to defer most commission payments, plus other costs directly related to the production of new business. The proposed change does not impact the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there will be no change in the amortization of the present value of future profits.

Management continues to evaluate the impact the guidance will have on our business and consolidated financial statements and expects to adopt the new guidance on a retrospective basis.

Refer to “Critical Accounting Policies” in our 2010 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$91.4	$95.5	$240.0	$212.7
Washington National	22.1	27.2	70.0	75.9
Colonial Penn	8.1	7.8	21.1	20.7
Other CNO Business	2.0	(24.4)	13.9	(17.5)
Corporate operations	(47.3)	(32.3)	(101.0)	(91.1)
	76.3	73.8	244.0	200.7
Net realized investment gains (losses), net of related amortization:
Bankers Life	22.6	16.9	26.8	3.6
Washington National	1.6	(2.3)	.6	(3.5)
Colonial Penn	3.5	2.0	4.8	2.5
Other CNO Business	2.0	(11.7)	2.8	(17.0)
Corporate operations	(4.0)	(1.4)	(1.2)	(4.1)
	25.7	3.5	33.8	(18.5)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(14.3)	—	(14.3)	—
Other CNO Business	(.2)	—	(.2)	—
	(14.5)	—	(14.5)	—
Income (loss) before income taxes:
Bankers Life	99.7	112.4	252.5	216.3
Washington National	23.7	24.9	70.6	72.4
Colonial Penn	11.6	9.8	25.9	23.2
Other CNO Business	3.8	(36.1)	16.5	(34.5)
Corporate operations	(51.3)	(33.7)	(102.2)	(95.2)
Income before income taxes	$87.5	$77.3	$263.3	$182.2
____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “income (loss) before net realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization, and before income taxes” differ from “income (loss) before income taxes” as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization.  We measure segment performance excluding realized investment gains (losses) and fair value of embedded derivative liabilities because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) and fair value of embedded derivative liabilities depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, “income (loss) before net realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization, and before income taxes” does not replace “income (loss) before income taxes” as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be transparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premium collections:
Annuities	$264.1	$265.8	$745.4	$771.1
Medicare supplement and other supplemental health	328.0	333.4	994.7	1,012.9
Life	65.5	54.8	183.9	153.4
Total collections	$657.6	$654.0	$1,924.0	$1,937.4
Average liabilities for insurance products:
Annuities:
Mortality based	$240.0	$249.4	$243.0	$250.6
Fixed index	2,412.9	1,871.3	2,276.3	1,775.4
Deposit based	4,750.5	4,905.2	4,792.0	4,905.4
Medicare supplement and other supplemental health	4,564.0	4,376.8	4,527.8	4,330.0
Life:
Interest sensitive	431.8	414.0	425.8	411.3
Non-interest sensitive	437.7	363.4	417.5	347.2
Total average liabilities for insurance products, net of reinsurance ceded	$12,836.9	$12,180.1	$12,682.4	$12,019.9
Revenues:
Insurance policy income	$404.6	$405.1	$1,214.2	$1,202.0
Net investment income:
General account invested assets	194.3	182.4	582.1	531.6
Fixed index products	(36.3)	21.9	(17.6)	18.7
Other special-purpose portfolios	—	4.2	—	4.6
Fee revenue and other income	3.6	3.6	9.2	8.6
Total revenues	566.2	617.2	1,787.9	1,765.5
Expenses:
Insurance policy benefits	333.6	341.8	1,022.5	1,036.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	40.0	43.3	121.3	131.2
Fixed index products	(13.0)	17.0	30.5	33.5
Amortization related to operations	67.2	76.4	238.8	214.0
Interest expense on investment borrowings	1.2	—	3.5	—
Other operating costs and expenses	45.8	43.2	131.3	137.5
Total benefits and expenses	474.8	521.7	1,547.9	1,552.8
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	91.4	95.5	240.0	212.7
Net realized investment gains (losses)	26.5	18.3	31.3	5.0
Amortization related to net realized investment gains (losses)	(3.9)	(1.4)	(4.5)	(1.4)
Net realized investment gains (losses), net of related amortization	22.6	16.9	26.8	3.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	(30.7)	—	(30.7)	—
Amortization related to fair value changes in embedded derivative liabilities	16.4	—	16.4	—
Fair value changes in embedded derivative liabilities, net of related amortization	(14.3)	—	(14.3)	—
Income before income taxes	$99.7	$112.4	$252.5	$216.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Health benefit ratios:
All health lines:
Insurance policy benefits	$287.5	$296.8	$890.1	$911.5
Benefit ratio (a)	86.1%	86.4%	87.5%	88.3%
Medicare supplement:
Insurance policy benefits	$122.5	$123.8	$369.5	$380.2
Benefit ratio (a)	68.4%	69.5%	68.5%	71.0%
PDP:
Insurance policy benefits	$9.8	$12.4	$37.5	$46.1
Benefit ratio (a)	76.1%	64.4%	85.2%	80.9%
PFFS:
Insurance policy benefits	$(.5)	$(6.9)	$(1.3)	$(16.3)
Benefit ratio (a)	N/A	N/A	N/A	N/A
Long-term care:
Insurance policy benefits	$155.7	$167.5	$484.4	$501.5
Benefit ratio (a)	109.7%	114.2%	112.7%	113.9%
Interest-adjusted benefit ratio (b)	65.5%	73.2%	69.3%	73.5%
____________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income.  Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing Bankers Life’s long-term care reserves was $62.8 million and $60.1 million in the three months ended September 30, 2011 and 2010, respectively, and $186.6 million and $177.9 million in the nine months ended September 30, 2011 and 2010, respectively.

Total premium collections were $657.6 million in the third quarter of 2011, up .6 percent from 2010, and were $1,924.0 million in the first nine months of 2011, down .7 percent from 2010.  See “Premium Collections” for further analysis of Bankers Life’s premium collections.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Average liabilities for insurance products, net of reinsurance ceded were $12.8 billion in the third quarter of 2011, up 5.4 percent from 2010, and were $12.7 billion in the first nine months of 2011, up 5.5 percent from 2010.  The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income did not fluctuate significantly during the periods presented.

Net investment income on general account invested assets (which excludes income on policyholder accounts and other special-purpose portfolios) was $194.3 million in the third quarter of 2011, up 6.5 percent from 2010, and was $582.1 million in the first nine months of 2011, up 9.5 percent from 2010.  The average balance of general account invested assets was $13.7 billion and $12.3 billion in the third quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.67 percent and 5.95 percent in the third quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $13.5 billion and $12.1 billion in the first nine months of 2011 and 2010, respectively. The average yield on these assets was 5.76 percent and 5.88 percent in the first nine months of 2011 and 2010, respectively. The increase in general account invested assets is primarily due to:  (i) sales of our annuity and health products in recent periods; and (ii) the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in September 2010. The increase in net investment income in the 2011 periods reflects: (i) the growth in general account invested assets; and (ii) higher bond prepayment income. Prepayment income was $2.9 million and $5.3 million in the third quarters of 2011 and 2010, respectively; and was $12.8 million and $10.4 million in the first nine months of 2011 and 2010, respectively.  The decline in average yield is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(36.3) million and $11.9 million in the third quarters of 2011 and 2010, respectively, and was $(21.6) million and $(8.0) million in the nine months ended September 30, 2011 and 2010, respectively. Such amounts are generally offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products based on the change in value of the indices.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we sold this trading portfolio and invested the proceeds in higher yielding investments. Such trading account income was nil and $10.0 million in the third quarters of 2011 and 2010, respectively, and was $4.0 million and $26.7 million in the nine months ended September 30, 2011 and 2010, respectively.

Net investment income on other special-purpose portfolios in the 2010 period includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets were recorded as net investment income and totaled $3.9 million in the third quarter of 2010 and $4.3 million in the first nine months of 2010.  Beginning in the first quarter of 2011, the Bankers Life segment is allocated a return on COLI investments equivalent to the yield on the Company’s overall portfolio (classified as net investment income on general account assets); and the Corporate Operations segment is allocated any difference between the actual COLI return and the amount allocated to the Bankers Life segment.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $13.3 million and $7.8 million in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

first nine months of 2011 and 2010, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 70.9 percent and 72.5 percent in the first nine months of 2011 and 2010, respectively.

The insurance policy benefits on our prescription drug plan (“PDP”) and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry ceased selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $3.1 million and $6.9 million in the third quarters of 2011 and 2010, respectively, and were $6.5 million and $10.9 million in the nine months ended September 30, 2011 and 2010, respectively.  In the first nine months of 2011 and 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(1.3) million and $(16.3) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 109.7 percent and 114.2 percent in the third quarters of 2011 and 2010, respectively, and was 112.7 percent and 113.9 percent in the first nine months of 2011 and 2010, respectively.  The interest-adjusted benefit ratio on this business was 65.5 percent and 73.2 percent in the third quarters of 2011 and 2010, respectively, and was 69.3 percent and 73.5 percent in the first nine months of 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $19.6 million and $20.6 million in the first nine months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 117.3 percent and 118.5 percent in the first nine months of 2011 and 2010, respectively.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  We expect to implement rate increases of approximately $37 million after approval from all states.  Approximately $22 million of approvals had been received as of September 30, 2011.  In the first nine months of 2011, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to $17.4 million and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $40.0 million in the third quarter of 2011, down 7.6 percent from 2010, and were $121.3 million in the first nine months of 2011, down 7.5 percent from 2010.  The weighted average crediting rate for these products was 3.1 percent and 3.3 percent in the third quarters of 2011 and 2010, respectively, and 3.1 percent and 3.3 percent in the first nine months of 2011 and 2010, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as “insurance acquisition costs.” Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $67.2 million and $76.4 million in the third quarters of 2011 and 2010, respectively, and was $238.8 million and $214.0 million in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

nine months ended September 30, 2011 and 2010, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $23 million.  Amortization expense related to our annuity block continued to increase in 2011 due to higher gross profits on this business.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses in our Bankers Life segment were $45.8 million in the third quarter of 2011, up 6.0 percent from 2010, and were $131.3 million in the first nine months of 2011, down 4.5 percent from 2010.  Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Expenses related to the marketing and quota-share agreements with Coventry	$1.7	$2.7	$6.3	$10.8
Commission expense	4.3	3.7	11.3	12.0
Other operating expenses	39.8	36.8	113.7	114.7
Total	$45.8	$43.2	$131.3	$137.5

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2011, net realized investment gains in this segment included $36.6 million of net gains from the sales of investments (primarily fixed maturities) and $5.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2010, net realized investment gains in this segment included $40.2 million of net gains from the sales of investments (primarily fixed maturities) and $35.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($31.6 million, prior to the $(3.6) million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $3.9 million and $1.4 million in the third quarters of 2011 and 2010, respectively, and $4.5 million and $1.4 million in the nine months ended September 30, 2011 and 2010, respectively.

Insurance policy benefits - fair value changes in embedded derivative liabilities represents fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities. Prior to June 30, 2011, we held certain trading securities to offset the income statement volatility caused by the interest rate fluctuations. In the second quarter of 2011, we sold this trading portfolio.

Amortization related to fair value changes in embedded derivative liabilities is the increase or decrease in the amortization of insurance acquisition costs which results from changes in interest rates used to discount embedded derivative liabilities related to our fixed index annuities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premium collections:
Medicare supplement and other supplemental health	$141.2	$140.7	$427.2	$422.0
Life	4.1	3.8	12.3	12.0
Total collections	$145.3	$144.5	$439.5	$434.0
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,436.9	$2,432.4	$2,436.2	$2,482.7
Non-interest sensitive life	198.7	207.8	202.0	207.0
Total average liabilities for insurance products, net of reinsurance ceded	$2,635.6	$2,640.2	$2,638.2	$2,689.7
Revenues:
Insurance policy income	$145.9	$144.9	$437.9	$435.0
Net investment income:
General account invested assets	47.3	46.2	140.3	137.5
Trading account income related to reinsurer accounts	2.6	1.6	3.6	3.5
Change in value of embedded derivatives related to modified coinsurance agreements	(2.6)	(1.4)	(3.6)	(3.3)
Fee revenue and other income	.4	.3	.9	.8
Total revenues	193.6	191.6	579.1	573.5
Expenses:
Insurance policy benefits	119.0	112.4	349.5	341.6
Amortization related to operations	13.9	14.4	44.0	42.3
Interest expense on investment borrowings	.2	—	.2	—
Other operating costs and expenses	38.4	37.6	115.4	113.7
Total benefits and expenses	171.5	164.4	509.1	497.6
Income before net realized investment losses and income taxes	22.1	27.2	70.0	75.9
Net realized investment losses	1.6	(2.3)	.6	(3.5)
Income before income taxes	$23.7	$24.9	$70.6	$72.4
Health benefit ratios:
All health lines:
Insurance policy benefits	$114.3	$108.8	$335.6	$327.9
Benefit ratio (a)	80.5%	77.2%	78.8%	77.7%
Medicare supplement:
Insurance policy benefits	$23.4	$26.2	$71.7	$80.0
Benefit ratio (a)	69.9%	67.0%	69.1%	66.2%
Supplemental health:
Insurance policy benefits	$88.7	$81.8	$259.5	$244.9
Benefit ratio (a)	82.4%	81.3%	81.3%	82.3%
Interest-adjusted benefit ratio (b)	53.9%	50.5%	52.4%	50.6%
Other health:
Insurance policy benefits	$2.2	$.8	$4.4	$3.0
Benefit ratio (a)	273.6%	70.6%	145.7%	82.4%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the supplemental health reserves was $30.7 million and $30.9 million in the three months ended September 30, 2011 and 2010, respectively, and $92.3 million and $94.1 million in the nine months ended September 30, 2011 and 2010, respectively.

Total premium collections were $145.3 million in the third quarter of 2011, up .6 percent from 2010, and were $439.5 million in the first nine months of 2011, up 1.3 percent from 2010.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in the third quarter of 2011, down .2 percent from 2010, and were $2.6 billion in the first nine months of 2011, down 1.9 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income did not fluctuate significantly during the periods presented, as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $47.3 million in the third quarter of 2011, up 2.4 percent from 2010, and was $140.3 million in the first nine months of 2011, up 2.0 percent from 2010.  The average balance of general account invested assets was $3.3 billion and $3.0 billion in the third quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.80 percent and 6.09 percent in the third quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $3.2 billion and $3.1 billion in the first nine months of 2011 and 2010, respectively. The average yield on these assets was 5.89 percent and 5.92 percent in the first nine months of 2011 and 2010, respectively. The increase in general account invested assets is primarily due to the increase in invested assets purchased with the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in this segment in June 2011. The decline in average yield is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB.

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

The benefit ratios on Washington National’s Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected claim reserve redundancies from prior years of nil and $4.0 million in the first nine months of 2011 and 2010, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 69.1 percent and 69.5 percent in the first nine months of 2011 and 2010, respectively.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $10.1 million and $12.9 million in the third quarters of 2011 and 2010, respectively, and were $32.2 million and $40.9 million in the nine months ended September 30, 2011 and 2010, respectively. Such decrease is primarily due to lower sales and to policyholder lapses.

Washington National’s supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $19.0 million and $18.8 million in the third quarters of 2011 and 2010, respectively, and were $59.8 million and $52.8 million in the nine months ended September 30, 2011 and 2010, respectively. The fluctuation in margin is primarily related to higher insurance policy income in the 2011 periods due to the growth in this block of business. In addition, we recognized a $3.9 million out-of-period adjustment in the third quarter of 2011, which decreased the insurance margin on these products.

The benefit ratios on Washington National’s other products are subject to fluctuations due to the smaller size of these blocks of business. We also recognized a $2.1 million out-of-period adjustment in the third quarter of 2011, which increased the benefit ratio on these products.

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

Interest expense on investment borrowings represents $.2 million of interest expense on collateralized borrowings in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

both the three and nine months ended September 30, 2011, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses were $38.4 million in the third quarter of 2011, up 2.1 percent from 2010, and were $115.4 million in the first nine months of 2011, up 1.5 percent from 2010.  Other operating costs and expenses include commission expense of $17.4 million and $15.5 million in the third quarters of 2011 and 2010, respectively, and $50.1 million and $48.6 million in the nine months ended September 30, 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2011, net realized investment gains in this segment included $6.5 million of net gains from the sales of investments (primarily fixed maturities)
and $5.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2010, net realized investment losses included $7.8 million of net gains from the sales of investments (primarily fixed maturities) and $11.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($11.4 million, prior to the $.1 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premium collections:
Life	$49.2	$46.9	$147.1	$140.9
Supplemental health	1.4	1.5	4.4	4.8
Total collections	$50.6	$48.4	$151.5	$145.7
Average liabilities for insurance products:
Annuities-mortality based	$77.3	$79.2	$77.9	$79.5
Supplemental health	16.1	17.5	16.3	17.7
Life:
Interest sensitive	20.2	21.1	20.4	21.5
Non-interest sensitive	590.2	580.3	588.6	578.4
Total average liabilities for insurance products, net of reinsurance ceded	$703.8	$698.1	$703.2	$697.1
Revenues:
Insurance policy income	$50.8	$48.8	$152.0	$146.3
Net investment income:
General account invested assets	10.1	9.9	30.9	29.3
Fee revenue and other income	.2	.2	.6	.5
Total revenues	61.1	58.9	183.5	176.1
Expenses:
Insurance policy benefits	35.7	36.1	112.0	107.7
Amounts added to annuity and interest-sensitive life product account balances	.3	.3	.7	.8
Amortization related to operations	9.3	7.0	26.9	24.5
Other operating costs and expenses	7.7	7.7	22.8	22.4
Total benefits and expenses	53.0	51.1	162.4	155.4
Income before net realized investment gains and income taxes	8.1	7.8	21.1	20.7
Net realized investment gains	3.5	2.0	4.8	2.5
Income before income taxes	$11.6	$9.8	$25.9	$23.2

Total premium collections increased by 4.5 percent, to $50.6 million, in the third quarter of 2011, as compared to the same period in 2010 and by 4.0 percent, to $151.5 million, in the first nine months of 2011, as compared to the same period in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

2010.  See “Premium Collections” for further analysis of Colonial Penn’s premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $10.1 million in the third quarter of 2011, up 2.0 percent from 2010, and was $30.9 million in the first nine months of 2011, up 5.5 percent from 2010.  The average balance of general account invested assets was $679.5 million and $661.9 million in the third quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.93 percent and 5.99 percent in the third quarters of 2011 and 2010, respectively. The average balance of general account invested assets was $680.5 million and $659.2 million in the first nine months of 2011 and 2010, respectively. The average yield on these assets was 6.06 percent and 5.92 percent in the first nine months of 2011 and 2010, respectively.

Insurance policy benefits in the third quarter of 2011 were down slightly compared to the same period in 2010. Insurance policy benefits in the first nine months of 2011 were $112.0 million, up 4.0 percent from 2010 due to the growth in this segment in recent periods.

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

Other operating costs and expenses in the 2011 periods were comparable to the same periods in 2010.

Net realized investment gains fluctuate each period.  During the first nine months of 2011, net realized investment gains in this segment included $5.1 million of net gains from the sales of investments (primarily fixed maturities) and $.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2010, net realized investment gains in this segment included $3.7 million of net gains from the sales of investments (primarily fixed maturities) and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($1.5 million, prior to $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premium collections:
Annuities	$3.3	$3.6	$13.4	$12.9
Other health	6.7	7.6	21.5	24.2
Life	44.0	47.8	139.3	144.9
Total collections	$54.0	$59.0	$174.2	$182.0
Average liabilities for insurance products:
Annuities:
Mortality based	$218.9	$209.8	$210.9	$210.9
Fixed index	607.6	705.5	630.6	725.7
Deposit based	666.5	705.0	682.0	661.6
Separate accounts	16.4	16.2	17.3	16.5
Other health	481.3	479.4	481.7	480.2
Life:
Interest sensitive	2,484.6	2,581.0	2,506.0	2,594.0
Non-interest sensitive	780.6	831.2	792.3	838.6
Total average liabilities for insurance products, net of reinsurance ceded	$5,255.9	$5,528.1	$5,320.8	$5,527.5
Revenues:
Insurance policy income	$72.2	$75.7	$216.2	$223.7
Net investment income:
General account invested assets	85.4	88.0	261.2	264.3
Fixed index products	(8.4)	6.2	(4.3)	3.6
Trading account income related to policyholder accounts	(2.4)	2.3	(.9)	1.6
Total revenues	146.8	172.2	472.2	493.2
Expenses:
Insurance policy benefits	86.7	110.4	261.4	285.0
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	28.9	32.4	90.8	96.2
Fixed index products	(4.1)	6.3	6.0	17.4
Amortization related to operations	11.3	20.7	30.3	36.5
Interest expense on investment borrowings	5.3	5.1	15.2	15.1
Other operating costs and expenses	16.7	21.7	54.6	60.5
Total benefits and expenses	144.8	196.6	458.3	510.7
Income (loss) before net realized investment losses and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	2.0	(24.4)	13.9	(17.5)
Net realized investment gains (losses)	3.0	(13.0)	3.1	(17.9)
Amortization related to net realized investment gains (losses)	(1.0)	1.3	(.3)	.9
Net realized investment gains (losses), net of related amortization	2.0	(11.7)	2.8	(17.0)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(3.2)	—	(3.2)	—
Amortization related to fair value changes in embedded derivative liabilities	3.0	—	3.0	—
Fair value changes in embedded derivative liabilities, net of related amortization	(.2)	—	(.2)	—
Income (loss) before income taxes	$3.8	$(36.1)	$16.5	$(34.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Health benefit ratios:
All health lines:
Insurance policy benefits	$16.0	$15.5	$48.6	$47.0
Benefit ratio (a)	224.9%	192.0%	214.8%	190.8%
Long-term care:
Insurance policy benefits	$15.7	$15.1	$47.4	$45.5
Benefit ratio (a)	227.5%	201.7%	223.1%	200.5%
Interest-adjusted benefit ratio (b)	126.1%	116.9%	127.1%	113.8%
Other health:
Insurance policy benefits	$.3	$.4	$1.2	$1.5
Benefit ratio (a)	146.3%	69.4%	87.5%	78.4%
____________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the long-term care reserves was $7.0 million and $6.4 million in the three months ended September 30, 2011 and 2010, respectively, and $20.4 million and $19.7 million in the nine months ended September 30, 2011 and 2010, respectively.

Total premium collections were $54.0 million in the third quarter of 2011, down 8.5 percent from 2010, and were $174.2 million in the first nine months of 2011, down 4.3 percent from 2010.  See “Premium Collections” for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $5.3 billion in the third quarter of 2011, down 4.9 percent from 2010, and were $5.3 billion in the first nine months of 2011, down 3.7 percent from 2010.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $85.4 million in the third quarter of 2011, down 3.0 percent from 2010, and was $261.2 million in the first nine months of 2011, down 1.2 percent from 2010.  The average balance of general account invested assets was $5.9 billion and $6.1 billion in the third quarters of 2011 and 2010, respectively.  The average yield on these assets was 5.82 percent and 5.76 percent in the third quarters of 2011 and 2010, respectively.  The average balance of general account invested assets was $5.9 billion and $6.1 billion in the first nine months of 2011 and 2010, respectively. The average yield on these assets was 5.91 percent and 5.81 percent in the first nine months of 2011 and 2010, respectively. The increase in yield in the 2011 periods primarily resulted from shifts among asset classes to increase income.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(8.4) million and $4.4 million in the third quarters of 2011 and 2010, respectively, and was $(4.1) million and $(1.7) million in the nine months ended September 30, 2011 and 2010, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the indices to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income (loss) on trading securities which were held to offset the change in estimated fair values of embedded derivatives related to fixed index products caused by interest rate fluctuations.  During the second quarter of 2011, we sold this trading portfolio and invested the proceeds in higher yielding investments. Such trading account income (loss) was nil and $1.8 million in the third quarters of 2011 and 2010, respectively, and was $(.2) million and $5.3 million in the nine months ended September 30, 2011 and 2010, respectively.

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

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 227.5 percent and 201.7 percent in the third quarters of 2011 and 2010, respectively, and was 223.1 percent and 200.5 percent in the nine months ended September 30, 2011 and 2010, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $4.8 million and $1.0 million in the first nine months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 200.6 percent and 196.1 percent in the first nine months of 2011 and 2010, respectively.  These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and lower policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product’s insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income.  The interest-adjusted benefit ratio on this business was 127.1 percent and 113.8 percent in the first nine months of 2011 and 2010, respectively.  Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 104.5 percent and 109.4 percent in the first nine months of 2011 and 2010, respectively.

In each quarterly period, we calculate our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period.  Our actuaries estimate these

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

During both the third quarters of 2011 and 2010, we were required to recognize approximately $13 million of additional increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. Earnings in the first quarter of 2010 were unfavorably impacted by changes in assumptions related to when certain non-guaranteed elements would be implemented. These changes resulted in increases to insurance policy benefits and amortization of insurance acquisition costs of approximately $8 million.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $28.9 million in the third quarter of 2011, down 11 percent from 2010, and were $90.8 million in the first nine months of 2011, down 5.6 percent from 2010.  The decrease was primarily due to a smaller block of interest-sensitive life business in force.  The weighted average crediting rates for these products was 3.9 percent and 4.0 percent in the first nine months of 2011 and 2010, respectively.

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

In the third quarter of 2010, amortization increased by $6 million representing the write-off of the balance of the present value of future profits related to this segment's long-term care insurance block. Such write-off was based on actuarial studies indicating such balance was no longer expected to be recoverable from future profits.

Interest expense on investment borrowings includes $5.2 million and $5.1 million of interest expense on collateralized borrowings in the third quarters of 2011 and 2010, respectively, and $15.1 million and $14.9 million in the nine months ended September 30, 2011 and 2010, respectively, as further described in the note to the consolidated financial statements entitled “Investment Borrowings”.

Other operating costs and expenses were $16.7 million in the third quarter of 2011, down 23 percent from 2010, and were $54.6 million in the first nine months of 2011, down 9.8 percent from 2010.  Other operating costs and expenses include commission expense of $.4 million and $1.3 million in the third quarters of 2011 and 2010, respectively, and $2.8 million and $4.0 million in the nine months ended September 30, 2011 and 2010, respectively. The decrease in these expenses reflects lower legal costs and the decline in size of this segment's block of business.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2011, net realized investment gains in this segment included $14.4 million of net gains from the sales of investments (primarily fixed maturities) and $11.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first nine months of 2010, net realized investment losses included $3.9 million of net gains from the sales of investments (primarily fixed maturities) and $21.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($22.1 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $1.0 million and $(1.3) million in the third quarters of 2011 and 2010, respectively, and $.3 million and $(.9) million in the nine months ended September 30, 2011 and 2010, respectively.

Insurance policy benefits - fair value changes in embedded derivative liabilities represents fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities. Prior to June 30, 2011, we held certain trading securities to offset the income statement volatility caused by the interest rate fluctuations. In the second quarter of 2011, we sold this trading portfolio.

Amortization related to fair value changes in embedded derivative liabilities is the increase or decrease in the amortization of insurance acquisition costs which results from changes in interest rates used to discount embedded derivative liabilities related to our fixed index annuities.

Corporate Operations (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Corporate operations:
Interest expense on corporate debt	$(18.7)	$(20.0)	$(58.6)	$(59.3)
Net investment income (loss):
General account invested assets	1.1	—	2.0	.1
Other special-purpose portfolios	(13.7)	3.4	(5.6)	.4
Fee revenue and other income	.3	.4	.9	1.3
Net operating results of variable interest entities	3.8	1.9	6.0	5.4
Interest expense on investment borrowings	(.1)	—	(.1)	—
Loss on extinguishment of debt	(1.1)	—	(3.1)	(2.7)
Other operating costs and expenses	(18.9)	(18.0)	(42.5)	(36.3)
Loss before net realized investment losses and income taxes	(47.3)	(32.3)	(101.0)	(91.1)
Net realized investment gains (losses)	(4.0)	(1.4)	(1.2)	(4.1)
Loss before income taxes	$(51.3)	$(33.7)	$(102.2)	$(95.2)

Interest expense on corporate debt has been impacted by:  (i) the repurchase of 3.5% Debentures in 2010; (ii) the issuance of 7.0% Debentures in 2010; (iii) the issuance of 9.0% Senior Secured Notes in 2010; (iv) prepayments of our Senior Secured Credit Agreement in 2011 and the amendment in May 2011 which reduced the interest rates payable on the Senior Secured Credit Agreement; and (v) repayments of the Senior Health Note.  Our average corporate debt outstanding was $973.4 million and $1,045.1 million during the first nine months of 2011 and 2010, respectively.  The average interest rate on our debt was 7.5 percent and 7.2 percent during the first nine months of 2011 and 2010, respectively.

Net investment income on general account invested assets increased in the 2011 periods due to the increase in invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to an employee deferred compensation plan held in a rabbi trust (which is offset by amounts included in other operating costs and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

expenses as the investment results are allocated to participants’ account balances); (ii) trading account activities which commenced in the first quarter of 2011; (iii) income from COLI exceeding the return on these investments equivalent to our overall portfolio yield beginning in the first quarter of 2011; and (iv) investments in certain hedge funds which commenced in the third quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers’ agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations. In the three and nine months ended September 30, 2011, we recognized $(10.4) million and $(4.3) million, respectively, of losses from trading account activities and COLI in the Corporate Operations segment. In the third quarter of 2011, we recognized losses of $3.1 million related to our hedge fund investments.

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

Interest expense on investment borrowings represents interest expense on repurchase agreements as further discussed in the note to the consolidated financial statements entitled "Investment Borrowings".

Loss on extinguishment of debt in the 2011 periods, represents the write-off of unamortized discount and issuance costs associated with the prepayment of $105.7 million outstanding principal balance under the Senior Secured Credit Agreement as further discussed in the note to the consolidated financial statements entitled “Notes Payable – Direct Corporate Obligations.” Loss on extinguishment of debt in the 2010 periods represents the write-off of unamortized discount and issuance costs associated with the repurchase of 3.5% Debentures.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. In the third quarter of 2011, we recognized an $8.9 million charge related to changes in the underlying actuarial assumptions used to value our agent deferred compensation plan and certain retirement benefits.

Net realized investment gains (losses) often fluctuate each period.  During the first nine months of 2011, net realized investment gains included $2.3 million of net gains from the sales of investments (of which, $3.3 million were gains recognized by VIEs) and $3.5 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.  During the first nine months of 2010, net realized investment losses recognized by VIEs included $.9 million of net losses from the sale of investments (primarily fixed maturities) and $3.2 million of writedowns of investments due to other than temporary declines in fair value recognized through net income.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Performance Matters Associates, Inc., a wholly owned subsidiary that specializes in marketing and distributing health products.

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company (“A.M. Best”), S&P and Moody’s Investor Services, Inc. (“Moody’s”) are “B+ (Good)” (except Conseco Life), “BB+” and “Ba1”, respectively.  The current financial strength rating of Conseco Life from A.M. Best is “B-”.  For a description of these ratings and additional information on our ratings, see “Financial Strength Ratings of our Insurance Subsidiaries.”

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$208.0	$146.3	$520.1	$397.2
Other fixed rate (first-year)	55.1	118.4	222.3	370.6
Other fixed rate (renewal)	1.0	1.1	3.0	3.3
Subtotal - other fixed rate annuities	56.1	119.5	225.3	373.9
Total annuities	264.1	265.8	745.4	771.1
Health:
Medicare supplement (first-year)	24.5	29.3	74.3	85.9
Medicare supplement (renewal)	146.8	140.8	444.8	429.6
Subtotal - Medicare supplement	171.3	170.1	519.1	515.5
Long-term care (first-year)	5.9	5.7	18.0	16.0
Long-term care (renewal)	131.9	139.3	407.6	425.1
Subtotal - long-term care	137.8	145.0	425.6	441.1
PDP and PFFS (first year)	.6	.6	1.2	2.7
PDP and PFFS (renewal)	15.6	15.0	40.6	45.1
Subtotal – PDP and PFFS	16.2	15.6	41.8	47.8
Other health (first-year)	.4	.5	1.1	1.6
Other health (renewal)	2.3	2.2	7.1	6.9
Subtotal - other health	2.7	2.7	8.2	8.5
Total health	328.0	333.4	994.7	1,012.9
Life insurance:
First-year	30.9	25.8	85.0	70.8
Renewal	34.6	29.0	98.9	82.6
Total life insurance	65.5	54.8	183.9	153.4
Collections on insurance products:
Total first-year premium collections on insurance products	325.4	326.6	922.0	944.8
Total renewal premium collections on insurance products	332.2	327.4	1,002.0	992.6
Total collections on insurance products	$657.6	$654.0	$1,924.0	$1,937.4

Annuities in this segment include fixed index and other fixed rate annuities sold to the senior market.  Annuity collections in this segment decreased .6 percent, to $264.1 million, in the third quarter of 2011, and 3.3 percent, to $745.4 million, in the first nine months of 2011, as compared to the same periods in 2010.  The change in mix of premium collections between our fixed index products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Premiums collected on Bankers Life’s long-term care policies decreased 5.0 percent, to $137.8 million, in the third quarter of 2011, and 3.5 percent, to $425.6 million, in the first nine months of 2011, as compared to the same periods in 2010.  The decrease in 2011 was primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Bankers Life offers Humana’s Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on PFFS business were nil and $(.3) million in the third quarters of 2011 and 2010, respectively, and were $3.6 million and $1.0 million in the first nine months of 2011 and 2010, respectively.  The PFFS premiums recognized in the 2011 and 2010 periods relate to adjustments to prior year contracts based on audits conducted by the Centers for Medicare and Medicaid Services, an agency of the United States government which, among other things, administers the Medicare program. Such audits can result in positive or negative adjustments to premium revenue in the period the results of the audits are reported to us.

Life products in this segment are sold primarily to the senior market through our career agents.  Life premiums collected in this segment increased 20 percent, to $65.5 million, in the third quarter of 2011, and 20 percent, to $183.9 million, in the first nine months of 2011, as compared to the same periods in 2010, reflecting higher sales in this segment.

Washington National (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums collected by product:
Health:
Medicare supplement (first-year)	$.4	$.7	$1.5	$3.0
Medicare supplement (renewal)	31.5	37.2	98.8	114.3
Subtotal - Medicare supplement	31.9	37.9	100.3	117.3
Supplemental health (first-year)	13.2	13.0	40.1	38.6
Supplemental health (renewal)	95.2	88.5	284.1	262.7
Subtotal – supplemental health	108.4	101.5	324.2	301.3
Other health (all renewal)	.9	1.3	2.7	3.4
Total health	141.2	140.7	427.2	422.0
Life insurance:
First-year	.4	.1	1.1	.4
Renewal	3.7	3.7	11.2	11.6
Total life insurance	4.1	3.8	12.3	12.0
Collections on insurance products:
Total first-year premium collections on insurance products	14.0	13.8	42.7	42.0
Total renewal premium collections on insurance products	131.3	130.7	396.8	392.0
Total collections on insurance products	$145.3	$144.5	$439.5	$434.0

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 16 percent, to $31.9 million, in the third quarter of 2011, and 14 percent, to $100.3 million, in the first nine months of 2011, as compared to the same periods in 2010.  We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance products) increased 6.8 percent, to $108.4 million, in the third quarter of 2011, and 7.6 percent, to $324.2 million, in the first nine months of 2011, as compared to the same periods in 2010.  Such increases are due to higher new sales and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in the 2011 periods were comparable to the same periods in 2010.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums collected by product:
Life insurance:
First-year	$8.9	$8.1	$26.2	$24.1
Renewal	40.3	38.8	120.9	116.8
Total life insurance	49.2	46.9	147.1	140.9
Health (all renewal):
Medicare supplement	1.3	1.4	4.0	4.5
Other health	.1	.1	.4	.3
Total health	1.4	1.5	4.4	4.8
Collections on insurance products:
Total first-year premium collections on insurance products	8.9	8.1	26.2	24.1
Total renewal premium collections on insurance products	41.7	40.3	125.3	121.6
Total collections on insurance products	$50.6	$48.4	$151.5	$145.7

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 4.9 percent, to $49.2 million, in the third quarter of 2011, and 4.4 percent, to $147.1 million, in the first nine months of 2011, as compared to the same periods in 2010.  Graded benefit life products sold through our direct response marketing channel accounted for $48.5 million and $45.9 million of our total collected premiums in the third quarters of 2011 and 2010, respectively, and $144.7 million and $138.0 million in the first nine months of 2011 and 2010, respectively.

Health products include Medicare supplement and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$2.2	$2.4	$7.6	$7.9
Fixed index (renewal)	.8	.9	3.1	3.6
Subtotal - fixed index annuities	3.0	3.3	10.7	11.5
Other fixed rate (first-year)	.1	.2	2.1	.9
Other fixed rate (renewal)	.2	.1	.6	.5
Subtotal - other fixed rate annuities	.3	.3	2.7	1.4
Total annuities	3.3	3.6	13.4	12.9
Health:
Long-term care (all renewal)	6.5	7.1	20.9	22.3
Other health (all renewal)	.2	.5	.6	1.9
Total health	6.7	7.6	21.5	24.2
Life insurance:
First-year	.3	.6	1.6	1.9
Renewal	43.7	47.2	137.7	143.0
Total life insurance	44.0	47.8	139.3	144.9
Collections on insurance products:
Total first-year premium collections on insurance products	2.6	3.2	11.3	10.7
Total renewal premium collections on insurance products	51.4	55.8	162.9	171.3
Total collections on insurance products	$54.0	$59.0	$174.2	$182.0

Annuities in this segment include fixed index and other fixed rate annuities.  We are no longer actively pursuing sales of annuity products in this segment.  Total annuity premiums collected in this segment totaled $3.3 million in the third quarter of 2011, compared to $3.6 million in the same period of 2010, and $13.4 million in the first nine months of 2011, compared to $12.9 million in the same period of 2010.

Our fixed index annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for these products totaled $3.0 million in the third quarter of 2011, compared to $3.3 million in the same period in 2010, and $10.7 million in the first nine months of 2011, compared to $11.5 million in the same period of 2010.

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected decreased 7.9 percent, to $44.0 million, in the third quarter of 2011, and 3.9 percent, to $139.3 million, in the first nine months of 2011, compared to the same periods in 2010.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2011, and December 31, 2010, was as follows (dollars in millions):

	September 30,	December 31,
	2011	2010
Total capital:
Corporate notes payable	$871.2	$998.5
Shareholders’ equity:
Common stock	2.4	2.5
Additional paid-in capital	4,379.4	4,424.2
Accumulated other comprehensive income	597.3	238.3
Accumulated deficit	(30.3)	(339.7)
Total shareholders’ equity	4,948.8	4,325.3
Total capital	$5,820.0	$5,323.8

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2011, and as of and for the year ended December 31, 2010:

	September 30,	December 31,
	2011	2010
Book value per common share	$20.34	$17.23
Book value per common share, excluding accumulated other comprehensive income (a)	17.89	16.28
Ratio of earnings to fixed charges	1.85X	1.68X
Debt to total capital ratios:
Corporate debt to total capital	15.0%	18.8%
Corporate debt to total capital, as defined in our Senior Secured Credit Agreement (b)	18.0%	20.0%
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

Three of the Company’s insurance subsidiaries (Conseco Life, Washington National Insurance Company and Bankers Life)  are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2011, the carrying value of the FHLB common stock was $72.5 million.  As of September 30, 2011, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at September 30, 2011, which are maintained in a custodial account for the benefit of the FHLB. The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate
borrowed	date	at September 30, 2011

$100.0	October 2013	Variable rate – 0.565%
67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate - 0.416%
100.0	September 2015	Variable rate – 0.553%
150.0	October 2015	Variable rate – 0.579%
100.0	November 2015	Fixed rate – 4.890%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.675%
75.0	June 2016	Variable rate – 0.406%
75.0	August 2016	Variable rate – 0.392%
50.0	November 2016	Variable rate – 0.599%
50.0	November 2016	Variable rate – 0.705%
100.0	June 2017	Variable rate – 0.742%
50.0	August 2017	Variable rate – 0.486%
100.0	October 2017	Variable rate – 0.679%
37.0	November 2017	Fixed rate – 3.750%

$1,450.0

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

On August 4, 2011, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BB+" from

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

"BB" and the outlook for such ratings is stable. A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  An insurer rated “BB” or lower is regarded as having vulnerable characteristics that may outweigh its strengths.  A “BB” rating indicates the least degree of vulnerability within the range; a “CC” rating indicates the highest degree of vulnerability.  Pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are ten ratings above our “BB+” rating and ten ratings that are below our rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At September 30, 2011, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $54.9 million; (ii) fixed income investments of $66.0 million; and (iii) equity securities and other invested assets totaling $48.0 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $76.1 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets). These types of dividends are referred to as “ordinary dividends”. Any dividends in excess of these levels require the approval of the director or commissioner of the applicable state insurance department.  These types of dividends are referred to as “extraordinary dividends”.  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2011, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $165.4 million.  We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 359 percent at September 30, 2011.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) with an aggregate principal amount of $749.6 million.  Interest payments do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 274 percent at September 30, 2011.  Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At September 30, 2011, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$176.9	(a)
Colonial Penn Life Insurance Company	(244.9)	(b)
___________

(a)	Bankers Life paid ordinary dividends of $80.0 million to Conseco Life of Texas in the first nine months of 2011.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. We made no capital contributions to our insurance subsidiaries in the first nine months of 2011.

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at September 30, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)
a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent (such ratio was 18.0 percent at September 30, 2011); (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

(ii)	revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)	an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

In the first nine months of 2011, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments of $55.7 million due to our repurchase of $55.7 million of our common stock in 2011. In March 2011, we made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Senior Secured Credit Agreement using available cash.

In September 2011, we made an early payment of $25.0 million on the Senior Health Note, in satisfaction of the scheduled payment due in November 2011.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations (including payments required under the Senior Secured Credit Agreement, the Senior Health Note, the 9.0% Senior Secured Notes and the 7.0% Debentures) are as follows at September 30, 2011 (dollars in millions):

Year ending September 30,	Principal
2012	$10.0
2013	76.2
2014	95.0
2015	82.5
2016	55.6
Thereafter	568.0
$887.3

The Senior Secured Credit Agreement requires the Company to maintain:  (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 18.0 percent at September 30, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 4.5 to 1.00 for the period ended September 30, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company’s insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 359 percent at September 30, 2011); and (iv) a combined statutory capital and surplus for the Company’s insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at September 30, 2011, was $1,696 million).

In 2011, as part of our investment strategy for the holding company, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $57.1 million at September 30, 2011. These borrowings were collateralized by investment securities with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security will occur; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the excess of the net replacement cost of the related securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2011, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,442.0	$1,488.9	$(101.2)	$14,829.7
United States Treasury securities and obligations of United States government corporations and agencies	410.0	12.4	—	422.4
States and political subdivisions	1,762.3	192.5	(14.9)	1,939.9
Debt securities issued by foreign governments	1.4	—	—	1.4
Asset-backed securities	746.2	21.5	(18.0)	749.7
Collateralized debt obligations	254.9	1.1	(3.3)	252.7
Commercial mortgage-backed securities	1,388.7	65.7	(24.4)	1,430.0
Mortgage pass-through securities	35.7	1.8	(.1)	37.4
Collateralized mortgage obligations	1,425.2	96.1	(4.0)	1,517.3
Total investment grade fixed maturities, available for sale	19,466.4	1,880.0	(165.9)	21,180.5
Below-investment grade (a):
Corporate securities	997.9	14.2	(59.9)	952.2
States and political subdivisions	3.1	—	—	3.1
Asset-backed securities	158.2	1.6	(2.8)	157.0
Collateralized debt obligations	9.2	—	(1.8)	7.4
Collateralized mortgage obligations	712.9	12.8	(9.2)	716.5
Total below-investment grade fixed maturities, available for sale	1,881.3	28.6	(73.7)	1,836.2
Total fixed maturities, available for sale	$21,347.7	$1,908.6	$(239.6)	$23,016.7
Equity securities	$167.0	$1.1	$(3.8)	$164.3
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2011 is as follows (dollars in millions):

			Percentage
		Estimated	of total
NAIC	Amortized	fair	estimated
designation	cost	value	fair value

1	$10,862.6	$11,722.6	50.9%
2	9,518.7	10,375.9	45.1
3	778.7	740.8	3.2
4	161.2	156.9	.7
5	26.0	20.0	.1
6.5		.5	—
	$21,347.7	$23,016.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Collateralized mortgage obligations	$2,233.8	9.7%	$13.2	5.5%
Energy/pipelines	2,208.9	9.6	5.0	2.1
Utilities	2,138.6	9.3	3.1	1.3
States and political subdivisions	1,943.0	8.5	14.9	6.2
Commercial mortgage-backed securities	1,430.0	6.2	24.4	10.2
Insurance	1,357.7	5.9	21.0	8.8
Healthcare/pharmaceuticals	1,176.4	5.1	3.2	1.4
Food/beverage	1,122.9	4.9	2.2	.9
Banks	928.4	4.0	55.3	23.1
Asset-backed securities	906.7	3.9	20.8	8.7
Real estate/REITs	905.1	3.9	4.7	1.9
Cable/media	837.8	3.7	12.0	5.0
Transportation	644.0	2.8	.7	.3
Capital goods	606.4	2.6	4.4	1.8
Telecom	498.4	2.2	14.6	6.1
U.S. Treasury and Obligations	422.4	1.8	—	—
Aerospace/defense	418.0	1.8	.1	—
Building materials	411.8	1.8	14.5	6.1
Chemicals	322.1	1.4	—	—
Paper	306.6	1.3	4.8	2.0
Metals and mining	301.9	1.3	2.7	1.1
Consumer products	289.5	1.3	2.2	.9
Collateralized debt obligations	260.1	1.1	5.1	2.1
Technology	232.0	1.0	.5	.2
Brokerage	224.3	1.0	6.7	2.8
Other	889.9	3.9	3.5	1.5
Total fixed maturities, available for sale	$23,016.7	100.0%	$239.6	100.0%
Below-Investment Grade Securities

At September 30, 2011, the amortized cost of the Company’s below-investment grade fixed maturity securities was $1,881.3 million, or 8.8 percent of the Company’s fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $1,836.2 million, or 98 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

diversification by issuer and/or guarantor and by industry.

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed maturity securities, available for sale:
Realized gains on sale	$74.3	$99.6	$141.2	$207.2
Realized losses on sale	(18.1)	(56.8)	(57.1)	(135.6)
Impairments:
Total other-than-temporary impairment losses	—	(3.9)	(11.5)	(22.4)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	(1.7)	—	(2.9)
Net impairment losses recognized	—	(5.6)	(11.5)	(25.3)
Net realized investment gains (losses) from fixed maturities	56.2	37.2	72.6	46.3
Equity securities	(.4)	—	(.2)	—
Commercial mortgage loans	(21.5)	(14.1)	(22.2)	(14.0)
Impairments of mortgage loans and other investments	(2.9)	(18.9)	(14.8)	(47.4)
Other	(.8)	(.6)	3.2	(2.9)
Net realized investment gains (losses)	$30.6	$3.6	$38.6	$(18.0)

During the first nine months of 2011, we recognized net realized investment gains of $38.6 million, which were comprised of $64.9 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $4.4 billion and $26.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first nine months of 2010, we recognized net realized investment losses of $18.0 million, which were comprised of $54.7 million of net gains from the sales of investments (primarily fixed maturities) and $72.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($69.8 million, prior to the $(2.9) million of impairment losses recognized through accumulated other comprehensive income (loss)).

At September 30, 2011, fixed maturity securities and mortgage loans in default or considered nonperforming had an aggregate amortized cost of $4.4 million and a carrying value of $4.5 million.

As disclosed in the notes to the consolidated financial statements included in our 2010 Annual Report on Form 10-K, we decided to pursue the early commutation of an investment made by our Predecessor in a guaranteed investment contract issued by a Bermuda insurance company in exchange for interests in certain underlying assets held by the insurance company.  During the first nine months of 2011, we completed the commutation of this investment pursuant to which we received government agency securities as well as equity interests in certain corporate investments with an aggregate fair value of $197.5 million in exchange for our holdings with a book value of $201.5 million (resulting in a net realized loss of $4.0 million, of which, a realized gain of $4.9 million was recognized in the third quarter of 2011).  During the first nine months of 2011, we recognized impairment charges of $11.5 million (none of which was recognized in the third quarter of 2011) on the underlying invested assets.

During the first nine months of 2011, the $26.3 million of other-than-temporary impairments we recorded in earnings included:  (i) $11.5 million on an investment in a guaranteed investment contract as discussed above; (ii) $10.5 million of losses related to certain commercial mortgage loans ; (iii) $3.5 million related to investments held by a VIE as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value; and (iv) $.8 million of additional losses following unforeseen issue-specific events or conditions.

During the first nine months of 2011, the $57.1 million of realized losses on sales of $.9 billion of fixed maturity

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

securities, available for sale, included:  (i) $20.6 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $13.4 million related to sales of securities issued by states and political subdivisions; (iii) $8.9 million related to the partial commutations of the guaranteed investment contract as discussed above; and (iv) $14.2 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

During the first nine months of 2010, the $72.7 million of other-than-temporary impairments we recorded in earnings included: (i) $20.3 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $37.8 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers' ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.4 million related to a home office building which is available for sale; and (iv) $13.2 million of additional losses primarily related to various corporate securities following unforeseen issue-specific events or conditions.

During the first nine months of 2010, the $135.6 million of realized losses on sales of $1.2 billion of actively managed fixed maturity securities included: (i) $117.4 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $18.2 million of additional losses primarily related to various corporate securities.

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

There was one investment sold at a loss during the first nine months of 2011 that had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for more than 12 months prior to the sale of the investment. This investment had an amortized cost and estimated fair value of $4.0 million and $2.7 million, respectively.

We regularly evaluate all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses are “other than temporary” requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment’s rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values;  (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) the value of any collateral; and (xi) other objective and subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses of securities in our portfolio.  Significant losses in the estimated fair values of our investments could have a material adverse effect on our earnings in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$18.6	$18.6
Due after one year through five years	281.1	270.1
Due after five years through ten years	813.7	773.3
Due after ten years	1,363.4	1,238.8
Subtotal	2,476.8	2,300.8
Structured securities	1,642.1	1,578.5
Total	$4,118.9	$3,879.3

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2011 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	11	$91.6	$(22.3)	$69.3
Greater than or equal to 6 months and less than 12 months	1	14.8	(3.1)	11.7
	12	$106.4	$(25.4)	$81.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2011 (dollars in millions):

	Investment grade		Below investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Banks	$29.4	$16.0	$9.9	$—	$55.3
Commercial mortgage-backed securities	23.9	.5	—	—	24.4
Insurance	1.4	17.5	2.1	—	21.0
Asset-backed securities	12.1	5.9	1.2	1.6	20.8
States and political subdivisions	4.1	10.8	—	—	14.9
Telecom	—	10.5	4.1	—	14.6
Building materials	—	.6	12.8	1.1	14.5
Collateralized mortgage obligations	3.3	.7	.4	8.8	13.2
Cable/media	.2	.8	7.9	3.1	12.0
Brokerage	5.0	1.7	—	—	6.7
Collateralized debt obligations	3.1	.2	.8	1.0	5.1
Energy/pipelines	—	3.9	.4	.7	5.0
Paper	—	.2	4.5	.1	4.8
Real estate/REITs	.6	1.8	1.9	.4	4.7
Capital goods	—	3.5	.7	.2	4.4
Healthcare/pharmaceuticals	—	.3	.8	2.1	3.2
Utilities	—	1.9	—	1.2	3.1
Metals and mining	—	2.7	—	—	2.7
Consumer products	—	.2	1.7	.3	2.2
Food/beverage	—	1.6	—	.6	2.2
Gaming	—	—	.2	1.8	2.0
Transportation	—	.7	—	—	.7
Technology	—	—	.4	.1	.5
Textiles	—	—	—	.2	.2
Autos	—	.2	—	—	.2
Aerospace/defense	—	—	.1	—	.1
Entertainment/hotels	—	—	.1	—	.1
Mortgage pass-through securities	.1	—	—	—	.1
Other	—	.5	.2	.2	.9
Total fixed maturities, available for sale	$83.2	$82.7	$50.2	$23.5	$239.6

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell such securities prior to their anticipated recovery, we may sell securities at a loss in the future because of actual or expected changes in our view of the particular investment, its industry, its type or the general investment environment.  If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the securities before their anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at September 30, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$.1	$—	$.2	$—	$.3	$—
States and political subdivisions	2.1	(.2)	179.6	(14.7)	181.7	(14.9)
Corporate securities	1,598.7	(72.0)	520.1	(89.1)	2,118.8	(161.1)
Asset-backed securities	437.3	(18.6)	21.5	(2.2)	458.8	(20.8)
Collateralized debt obligations	213.1	(5.1)	—	—	213.1	(5.1)
Commercial mortgage-backed securities	329.1	(22.2)	35.6	(2.2)	364.7	(24.4)
Mortgage pass-through securities	2.9	—	3.1	(.1)	6.0	(.1)
Collateralized mortgage obligations	516.5	(12.9)	19.4	(.3)	535.9	(13.2)
Total fixed maturities, available for sale	$3,099.8	$(131.0)	$779.5	$(108.6)	$3,879.3	$(239.6)
Equity securities	$27.2	$(3.7)	$.4	$(.1)	$27.6	$(3.8)

Structured Securities

At September 30, 2011 fixed maturity investments included structured securities with an estimated fair value of $4.9 billion (or 21 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2011 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$460.6	$427.6	$419.9
4 percent – 5 percent	778.1	758.4	820.0
5 percent – 6 percent	2,559.4	2,483.0	2,550.1
6 percent – 7 percent	874.0	835.6	842.0
7 percent – 8 percent	116.6	117.9	126.0
8 percent and above	110.0	108.5	110.0
Total structured securities	$4,898.7	$4,731.0	$4,868.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The amortized cost and estimated fair value of structured securities at September 30, 2011, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,408.8	$1,459.9	6.3%
Planned amortization classes, target amortization classes and accretion-directed bonds	747.1	792.9	3.5
Commercial mortgage-backed securities	1,388.7	1,430.0	6.2
Asset-backed securities	904.4	906.7	3.9
Collateralized debt obligations	264.1	260.1	1.1
Other	17.9	18.4	.1
Total structured securities	$4,731.0	$4,868.0	21.1%

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

Commercial Mortgage Loans

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of September 30, 2011 (dollars in millions):

Loan-to-value ratio (a)	Carrying value	Estimated fair value
Less than 60%	$652.5	$726.4
60% to 70%	372.4	401.1
70% to 80%	241.6	257.0
80% to 90%	149.3	160.5
Greater than 90%	232.4	232.4
Total	$1,648.2	$1,777.4

________________

(a)
Loan-to-value ratios are calculated as the ratio of:  (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property, which is updated on a periodic basis as part of our ongoing credit assessment of the loan portfolio.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$5.9	$5.1	$14.0	$15.5
Fee revenue and other income	.4	.1	.9	.5
Total revenues	6.3	5.2	14.9	16.0
Expenses:
Interest expense	2.4	3.3	8.4	10.2
Other operating expenses	.1	—	.5	.4
Total expenses	2.5	3.3	8.9	10.6
Income before net realized investment losses and income taxes	3.8	1.9	6.0	5.4
Net realized investment gains (losses)	(.6)	(1.4)	(.2)	(4.1)
Income (loss) before income taxes	$3.2	$.5	$5.8	$1.3

During the first nine months of 2011, net realized investment losses included:  (i) $3.3 million of net gains from the sales of investments; and (ii) $3.5 million of writedowns of investments held by VIEs as a result of our intent not to hold such investments for a period of time that would be sufficient to allow for any anticipated recovery in value.  During the first nine months of 2010, net realized investment losses included:  (i) $.9 million of net losses from the sales of investments; and (ii) $3.2 million of writedowns of investments resulting from declines in fair values that we concluded were other than temporary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$59.1	13.0%	$2.6	15.9%
Cable/media	58.7	12.9	2.2	13.1
Technology	33.4	7.5	1.0	6.2
Autos	27.5	6.1	1.1	6.5
Food/beverage	25.6	5.6	.7	4.0
Gaming	21.0	4.6	.6	3.4
Consumer products	20.8	4.6	.9	5.6
Paper	20.7	4.6	.4	2.1
Retail	20.0	4.4	.5	3.2
Chemicals	18.6	4.1	.5	2.9
Brokerage	17.4	3.8	.5	2.9
Telecom	14.9	3.3	.7	4.0
Entertainment/hotels	14.5	3.2	.9	5.7
Insurance	14.5	3.2	.6	3.7
Aerospace/defense	12.5	2.7	.4	2.6
Capital goods	7.2	1.6	.3	1.6
Transportation	7.1	1.6	.3	2.0
Building materials	6.8	1.5	.1	.8
Metals and mining	5.9	1.3	—	—
Energy/pipelines	5.2	1.1	.2	1.1
Real estate/REITs	4.7	1.0	.2	1.3
Other	37.4	8.3	1.9	11.4
Total	$453.5	100.0%	$16.6	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.8	$5.8
Due after one year through five years	218.9	209.8
Due after five years through ten years	211.1	203.6
Total	$435.8	$419.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2011 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$2.8	$(.7)	$2.1

NEW ACCOUNTING STANDARDS

See “Recently Issued Accounting Standards” in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes in the first nine months of 2011 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, CNO’s disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Continuation of a low interest rate environment for an extended period of time will impact our profitability and sales of certain products.

During periods in 2010 and 2011, interest rates have been at historically low levels. If interest rates were to remain low over an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured, prepaid or been sold at lower yields, reducing our net spread between interest earned on investments and interest credited to some of our products (including annuity and other interest-sensitive products). Our ability to lower credited rates is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms of most of our other products that limit reductions in the crediting rates. Accordingly, we may need to reduce commissions to maintain targeted margins for certain products and we may elect to stop selling certain products during periods of very low interest rates if we cannot achieve adequate margins on those sales. In addition, investment income is an important component of the profitability of our health products, especially long-term care and supplemental health products. Our expectation of future investment income is an important consideration in determining the amortization of deferred acquisition costs and the present value of future profits (collectively referred to as “insurance acquisition costs”), analyzing the recovery of these assets and determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may cause us to accelerate amortization or write down the balance of insurance acquisition costs or establish additional liabilities for insurance products, thereby reducing net income in the affected reporting period. The blocks of business in our Other CNO Business segment are particularly sensitive to changes in our expectations of future interest rates, since many of these blocks are not expected to generate future profits and the entire impact of adverse changes to our earlier estimates of future gross profits is reflected in earnings in the period such changes occur. For example, in the third quarter of 2011, we were required to recognize a pre-tax reduction in earnings of approximately $13 million in our Other CNO Business segment primarily due to increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. Sustained periods of low or declining interest rates may adversely affect our results of operations, financial position and cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
July 1 through July 31	—	$—	—	$83.8
August 1 through August 31	3,697,640	6.22	3,696,100	60.8
September 1 through September 30	2,901,794	5.73	2,870,926	44.3

Total	6,599,434	6.01	6,567,026	44.3
____________

(a)	In May 2011, the Company announced a common share repurchase program of up to $100.0 million.

ITEM 5.  OTHER INFORMATION.

None.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6.  EXHIBITS.

10.13	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

10.28	Employment Agreement dated as of September 14, 2011 between CNO Financial Group, Inc. and Scott R. Perry.

10.32	Amended and Restated Employment Agreement dated as of September 27, 2011 between CNO Financial Group, Inc. and Edward. J. Bonach.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  October 31, 2011

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer and Chief Financial Officer
(authorized officer and principal financial officer)