Form 10-K
period 2011-12-31
CNO Financial Group, Inc.
filed 2012-02-27
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number 001-31792
CNO Financial Group, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to purchase Series B Junior Participating Preferred Stock	New York Stock Exchange
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

At June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $1,950 million.

Shares of common stock outstanding as of February 10, 2012:  241,304,503

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS OF CNO.

CNO Financial Group, Inc., a Delaware corporation (“CNO”), (formerly known as Conseco, Inc. prior to its name change in May 2010) is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”). The terms “CNO Financial Group, Inc.”, "CNO", the “Company”, “we”, “us”, and “our” as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2011, we had shareholders' equity of $5.0 billion and assets of $33.3 billion. For the year ended December 31, 2011, we had revenues of $4.1 billion and net income of $382.5 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

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

OUR STRATEGIC DIRECTION

Our mission is to be a premier provider of life insurance, supplemental health products and annuities to America's middle-income consumers with a focus on the retirement ages, while providing value to our shareholders. We believe that our focus on middle-income families and retirees will position us favorably to capitalize on the future growth in these markets. We believe we can accomplish this mission through the effective execution of the following strategies:

•
Remain Focused on the Needs of Our Retirement Age and Middle Income Market Customers. We define our business by our target markets and not by our products. We continue to adapt our distribution, product offerings and product features to the evolving needs of our middle income and retirement age customers. We provide a broad range of middle-market products to meet the protection needs of our customers and to provide them with solutions for their financial needs. We are able to reach our customers through our career agents and independent agent relationships, directly, through our Colonial Penn direct distribution platform, and at work, through our worksite marketing channel.

•
Expand and Improve the Efficiency of our Distribution Channels. The continued development and maintenance of our distribution channels is critical to our continued sales growth. We dedicate substantial resources to the recruitment, development and retention of our Bankers Life career agents and seek to maximize their productivity by providing them with high quality leads for new business opportunities. In addition, investments in both our direct distribution platform, Colonial Penn, and in our wholly owned distributor, PMA, have enabled us to achieve significant sales growth since 2004.

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

•
Continue to Manage and Where Possible Reduce the Risk Profile of Our Business. We actively manage the risks associated with our business and have taken several steps to reduce the risk profile of our business. In the fourth quarter of 2007, we completed a transaction to coinsure 100 percent of a block of inforce fixed index annuity and fixed annuity business sold through independent distribution. Such business was largely out of the surrender charge periods and had policyholder and other reserves of $2.8 billion. This transaction significantly reduced the asset and liability risks associated with this business. In the fourth quarter of 2008, we completed the transfer (the “Transfer”) of the stock of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to Senior Health Care Oversight Trust, an independent trust (the “Independent Trust”), eliminating our exposure to a substantial block of long-term care business previously included in our run-off segment.

We have purposefully avoided products like variable life and variable annuity contracts that we believe would expose us to risks that are not commensurate with potential profits. We plan to continue to emphasize products that are straightforward, meet our target market needs and have a lower risk profile.

We will continue to manage the investment risks associated with our insurance business by:

•maintaining a largely investment-grade, diversified fixed-income portfolio;

•	maximizing the spread between the investment income we earn and the yields we pay on products within acceptable levels of risk; and

•	continually tailoring our investment portfolio to consider expected liability durations, cash flows and other requirements.

•
Effectively deploy excess capital. Managing excess capital at the holding company, while maintaining appropriate capital at the insurance subsidiaries, are priorities for us. Our earnings power and cash generation, coupled with our valuable net operating loss carryforwards (“NOLs”) tax asset, provide us with several opportunities to effectively deploy excess capital.  Deploying excess capital to increase growth is one of our top priorities.  In addition, effectively deploying excess capital in areas such as debt prepayments, stock repurchases and shareholder dividends are other significant opportunities to drive shareholder value, increase returns and improve ratings.

OTHER INFORMATION

Our Predecessor was organized in 1979 and commenced operations in 1982. Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.CNOinc.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any document we file at the SEC's Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these filings are also available, without charge, from CNO Investor Relations, 11825 N. Pennsylvania Street, Carmel, IN 46032.

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

In May 2011, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2011 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

Data in Item 1 are provided as of or for the year ended December 31, 2011 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.6 billion, $3.6 billion and $4.1 billion in 2011, 2010 and 2009, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2011 collected premiums: Florida (7.9 percent), California (6.9 percent), Texas (6.5 percent) and Pennsylvania (6.2 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. This agency force of over 5,600 agents and sales managers working from 255 branch offices establishes one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders. The career agents sell primarily supplemental health and long-term care insurance policies, life insurance and annuities. In 2011, this distribution channel accounted for $2.6 billion, or 72 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through a distribution arrangement with Humana and Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry, and typically visit the prospective policyholder's home to conduct personalized “kitchen-table” sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. Independent producers are a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2011, this distribution channel collected $809.4 million, or 22 percent, of our total premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2011, this channel accounted for $202.1 million, or 6 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

Total premium collections

	2011	2010	2009
Health:
Bankers Life	$1,330.6	$1,360.1	$1,711.7
Washington National	569.8	564.9	566.3
Colonial Penn	5.7	6.4	7.5
Other CNO Business	27.8	31.7	34.1
Total health	1,933.9	1,963.1	2,319.6
Annuities:
Bankers Life	985.5	1,005.5	1,060.4
Other CNO Business	16.4	16.4	78.4
Total annuities	1,001.9	1,021.9	1,138.8
Life:
Bankers Life	250.0	209.6	228.8
Washington National	16.0	16.2	30.1
Colonial Penn	196.4	187.7	187.3
Other CNO Business	179.4	191.6	210.2
Total life	641.8	605.1	656.4
Total premium collections	$3,577.6	$3,590.1	$4,114.8

Our insurance companies collected premiums from the following products:

Health

Health premium collections (dollars in millions)

	2011	2010	2009
Medicare supplement:
Bankers Life	$701.2	$697.8	$653.7
Washington National	132.1	154.8	177.8
Colonial Penn	5.2	6.0	7.0
Total	838.5	858.6	838.5
Long-term care:
Bankers Life	561.9	584.6	601.6
Other CNO Business	27.0	29.2	31.4
Total	588.9	613.8	633.0
Prescription Drug Plan and Medicare Advantage products included in Bankers Life	56.5	66.4	444.4
Health products included in Washington National	434.2	405.5	383.3
Other:
Bankers Life	11.0	11.3	12.0
Washington National	3.5	4.6	5.2
Colonial Penn	.5	.4	.5
Other CNO Business	.8	2.5	2.7
Total	15.8	18.8	20.4
Total health premium collections	1,933.9	$1,963.1	$2,319.6

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $838.5 million during 2011 or 23 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 42 percent of new sales of Medicare supplement policies in 2011 were to individuals who had recently reached the age of 65.

Both Bankers Life and Washington National sell Medicare supplement insurance.

Long-Term Care. Long-term care collected premiums were $588.9 million during 2011, or 17 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone Prescription Drug Plan (“PDP”). In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive a fee based on the number of PDP plans sold through our distribution channels. In addition, CNO has a quota-share reinsurance agreement with Coventry for CNO enrollees that provides CNO with a specified percentage of net premiums and related profits subject to a risk corridor. The Part D program was effective January 1, 2006. PDP collected premiums were $52.8 million during 2011 or 2 percent of our total collected premiums.

On July 22, 2009, Bankers Life announced a strategic alliance under which it offers Humana's Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $434.2 million during 2011, or 12 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Other Health Products. Other health product collected premiums were $15.8 million during 2011. This category includes various other health products such as major medical health insurance, senior hospital indemnity and disability income products which are sold in small amounts and other products which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2011	2010	2009
Fixed index annuity:
Bankers Life	$708.4	$577.7	$350.1
Other CNO Business	13.4	14.9	76.6
Total fixed index annuity premium collections	721.8	592.6	426.7
Other fixed annuity:
Bankers Life	277.1	427.8	710.3
Other CNO Business	3.0	1.5	1.8
Total fixed annuity premium collections	280.1	429.3	712.1
Total annuity premium collections	$1,001.9	$1,021.9	$1,138.8

During 2011, we collected annuity premiums of $1,001.9 million or 28 percent of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through both Bankers Life and Other CNO Business. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed annuity products decreased in 2011 as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $721.8 million, or 20 percent, of our total premium collections during 2011. The account value (or “accumulation value”) of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

We generally buy call options and similar investments on the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

Other Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities (“SPDAs”), flexible premium deferred annuities (“FPDAs”) and single-premium immediate annuities (“SPIAs”). These products accounted for $280.1 million, or 8 percent, of our total premium collections during 2011, of which SPDAs and FPDAs comprised $261.4 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the “crediting rate”) that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 1.0 percent to 2.5 percent, and the rates on all policies inforce range from 1.0 percent to 6.0 percent. The initial crediting rate is largely a function of:

•the interest rate we can earn on invested assets acquired with the new annuity fund deposits;

•the costs related to marketing and maintaining the annuity products; and

•the rates offered on similar products by our competitors.

For subsequent adjustments to crediting rates, we take into account current and prospective yields on investments, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics.

In 2011, a significant portion of our new annuity sales were “bonus interest” products. The initial crediting rate on these products generally specifies a bonus crediting rate of .5 to 3.0 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2011, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.4 percent.

Withdrawals from deferred annuities we are currently selling are generally subject to a surrender charge of 8 percent to 10 percent in the first year, declining to zero over a 5 to 12 year period, depending on issue age and product. Surrender charges are set at levels intended to protect the Company from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

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

SPIAs accounted for $18.7 million, or .5 percent, of our total premiums collected in 2011. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a deferred annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 7.0 percent at December 31, 2011.

Life Insurance

Life insurance premium collections (dollars in millions)

	2011	2010	2009
Interest-sensitive life products:
Bankers Life	$71.3	$65.5	$63.2
Colonial Penn	.6	.5	.5
Other CNO Business	152.9	162.7	180.6
Total interest-sensitive life premium collections	224.8	228.7	244.3
Traditional life:
Bankers Life	178.7	144.1	165.6
Washington National	16.0	16.4	30.1
Colonial Penn	195.8	187.2	186.8
Other CNO Business	26.5	28.7	29.6
Total traditional life premium collections	417.0	376.4	412.1
Total life insurance premium collections	$641.8	$605.1	$656.4

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2011, we collected life insurance premiums of $641.8 million, or 18 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See “-Competition” below.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $224.8 million, or 6.3 percent, of our total collected premiums in 2011. These products are marketed by independent producers and, to a lesser extent, career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $417.0 million, or 12 percent, of our total collected premiums in 2011. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time-typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $193.2 million, or 5.4 percent, of our total collected premiums in 2011. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $56.2 million, or 1.6 percent, of our total collected premiums in 2011.

INVESTMENTS

40|86 Advisors, Inc. (“40|86 Advisors”, a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $26.5 billion of assets (at fair value) under management at December 31, 2011, of which $26.2 billion were assets of our subsidiaries and $.3 billion were assets managed for third parties. Our general account investment strategies are to:

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

During 2011, 2010 and 2009, we recognized net realized investment gains (losses) of $61.8 million, $30.2 million and $(60.5) million, respectively. During 2011, net realized investment gains were comprised of: (i) $96.4 million of net gains from the sale of investments (primarily fixed maturities); and (ii) $34.6 million of writedowns of investments for other-than-temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment gains were comprised of: (i) $180.0 million of net gains from the sale of investments (primarily fixed maturities); and (ii) $149.8 million of writedowns of investments for other-than-temporary declines in fair value recognized through net income ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2009, net realized investment losses were comprised of: (i) $134.9 million of net gains from the sales of investments (primarily fixed maturities); and (ii) $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through accumulated other comprehensive loss).

Investment activities are an integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2011, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.9 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.4 percent.

We manage the equity-based risk component of our fixed index annuity products by:

•	purchasing equity-based options with similar payoff characteristics; and

•	adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

The price of the options we purchase to manage the equity-based risk component of our fixed index annuities varies based on market conditions. The price of the options generally increases with increases in the volatility of the applicable indices, which may either reduce the profitability of the fixed index products or cause us to lower participation rates. Accordingly, volatility of the indices is one factor in the uncertainty regarding the profitability of our fixed index products. We attempt to mitigate this risk by adjusting participation rates to reflect the change in the cost of such options.

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates. We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of our insurance liabilities. One management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities.

We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2011, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.7 years and the duration of our insurance liabilities was approximately 8.2 years. While our investment portfolio had a longer duration and, consequently, was more sensitive to interest rate fluctuations than our liabilities at that date, this sensitivity was within corporate guidelines. We generally seek to minimize the gap between asset and liability durations.

For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see “Investments”.

COMPETITION

The markets in which we operate are competitive. Compared to CNO, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have greater access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines, have larger staffs and higher ratings. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors including pricing, service provided to distributors and policyholders and ratings. CNO's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See “-Insurance Underwriting” and “Governmental Regulation” for additional information. In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

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

On December 22, 2010, A.M. Best Company (“A.M. Best”) upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to “B+” from “B”.  A.M. Best also affirmed the financial strength rating of “B-” of Conseco Life and revised the outlook for the rating of Conseco Life to stable from negative.  On November 4, 2011, A.M. Best affirmed the financial strength ratings of our primary insurance subsidiaries as well as the outlook for all ratings as stable. A “stable” designation means that there is a low likelihood of a rating change due to stable financial market trends.  The “B+” rating is assigned to companies that have a good ability, in A.M. Best’s opinion, to meet their ongoing obligations to policyholders.  A “B-” rating is assigned to companies that have a fair ability, in A.M. Best’s opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from “A++ (Superior)” to “F (In Liquidation)” and some companies are not rated.  An “A++” rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are five ratings above the “B+” rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating.  There are seven ratings above the “B-” rating of Conseco Life and eight ratings that are below that rating.

On August 4, 2011, Standard & Poor's Corporation (“S&P”) upgraded the financial strength ratings of our primary insurance subsidiaries to "BB+" from "BB" and the outlook for such ratings is stable. A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  An insurer rated “BB” or lower is regarded as having vulnerable characteristics that may outweigh its strengths.  A “BB” rating indicates the least degree of vulnerability within the range; a “CC” rating indicates the highest degree of vulnerability.  Pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are ten ratings above our “BB+” rating and ten ratings that are below our rating.

On November 30, 2010, Moody's Investor Services, Inc. (“Moody's”) affirmed the financial strength ratings of “Ba1” of our primary insurance subsidiaries with a stable outlook.  A “stable” designation means that a rating is not likely to change.  Moody’s financial strength ratings range from “Aaa” to “C”.  Rating categories from “Aaa” to “Baa” are classified as “secure” by Moody’s and rating categories from “Ba” to “C” are considered “vulnerable” and these ratings may be supplemented with numbers “1”, “2”, or “3” to show relative standing within a category.  In Moody’s view, an insurer rated “Ba1” offers questionable financial security and, often, the ability of these companies to meet policyholders’ obligations may be very moderate and thereby not well safeguarded in the future. Moody’s has twenty-one possible ratings.  There are ten ratings above our “Ba1” rating and ten ratings that are below our rating.

On February 3, 2012, Fitch Ratings (“Fitch”) upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to “BBB” (from “BBB-” or “BB+” depending on the company). Fitch also affirmed the financial strength rating of “BB+” of Conseco Life. The outlook for all of these ratings is stable. A “BBB” rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A “BB” rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from “AAA Exceptionally Strong” to “C Distressed” and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the “BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are ten ratings above the “BB+” rating of Conseco Life and eight ratings that are below that rating.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2011, the total balance of our liabilities for insurance products was $24.7 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income on assets supporting liabilities, or our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

As of December 31, 2011, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 24 percent of gross combined life insurance inforce and reinsurance assumed represented .8 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2011 were as follows (dollars in millions):

Name of Reinsurer	Ceded life insurance inforce	A.M. Best rating
Wilton Reassurance Company (“Wilton Re”)	$3,341.7	A
Swiss Re Life and Health America Inc.	2,829.6	A+
Security Life of Denver Insurance Company	2,263.5	A
Reassure America Life Insurance Company (“REALIC”) (a)	1,142.2	A+
Munich American Reassurance Company	741.2	A+
RGA Reinsurance Company	698.1	A+
Lincoln National Life Insurance Company	470.9	A+
Scor Global Life Re Insurance Co of Texas	432.6	A
Hannover Life Reassurance Company	311.9	A
General Re Life Corporation	297.5	A++
All others (b)	1,087.7
	$13,616.9
________________

(a)
In addition to the life insurance business summarized above, REALIC has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.7 billion at December 31, 2011.

(b)	No other single reinsurer assumed greater than 2 percent of the total ceded business inforce.

EMPLOYEES

At December 31, 2011, we had approximately 3,800 full time employees, including 1,550 employees supporting our Bankers Life segment, 400 employees supporting our Colonial Penn segment and 1,850 employees supporting our shared services and our Washington National, Other CNO Business and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

In addition, the NAIC develops model laws and regulations, many of which have been adopted by state legislators and/or insurance regulators, relating to:

•	reserve requirements;

•	risk-based capital (“RBC”) standards;

•	codification of insurance accounting principles;

•	investment restrictions;

•	restrictions on an insurance company's ability to pay dividends;

•	credit for reinsurance; and

•	product illustrations.

In addition to the regulations described above, most states have also enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between insurance companies and their affiliates and other related matters. Various reporting and approval requirements apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries. In addition, the Company's insurance subsidiaries routinely report to other jurisdictions.

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

Our insurance subsidiaries that have long-term care business have made insurance regulatory filings seeking actuarially justified rate increases on our long-term care policies. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the deferred acquisition costs and the present value of future profits (collectively referred to as “insurance acquisition costs”) and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

During 2006, the Florida legislature enacted a statute, known as House Bill 947, intended to provide new protections to long-term care insurance policyholders. Among other requirements, this statute requires: (i) claim experience of affiliated long-term care insurers to be pooled in determining justification for rate increases for Florida policyholders; and (ii) insurers with closed blocks of long-term care insurance to not raise rates above the comparable new business premium rates offered by affiliated insurers. The manner in which the requirements of this statute are applied to our long-term care policies in Florida (including policies subject to the order from the Florida Office of Insurance Regulation as described in “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations”) may affect our ability to achieve our anticipated rate increases on this business.

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

Using statutory statements filed with state regulators annually, the NAIC calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company's underwriting capacity. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

The NAIC's RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital ( "TAC", defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year), as follows:

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

•	if a company's total adjusted capital is less than 35 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

In addition, the RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

•	between the current year and the prior year; and

•	for the average of the last 3 years.

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In 2011, the NAIC approved an increase in the RBC requirements that would subject a company to the trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year (previously between 100 percent and 125 percent). However, this change will require the states to modify their RBC law before it becomes effective for their domiciled insurance companies.

The 2011 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. No assurances can be given that we will make future contributions or otherwise make capital available to our insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. These additional requirements generally have not had a significant impact on the Company's insurance subsidiaries. Refer to the note entitled “Statutory Information (Based on Non-GAAP Measures)” in the notes to the consolidated financial statements for more information on our RBC ratios.

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

Our insurance subsidiaries are required, under guaranty fund laws of most states, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Typically, assessments are levied on member insurers on a basis which is related to the member insurer's proportionate share of the business written by all member insurers. Assessments can be partially recovered through a reduction in future premium taxes in some states.

The Company's insurance subsidiaries are required to file detailed annual reports, in accordance with prescribed statutory accounting rules, with regulatory authorities in each of the jurisdictions in which they do business. As part of their routine oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records and accounts of insurers domiciled in their states. These examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC.

State regulatory authorities and industry groups have developed several initiatives regarding market conduct, including the form and content of disclosures to consumers, advertising, sales practices and complaint handling. Various state insurance departments periodically examine the market conduct activities of domestic and non-domestic insurance companies doing business in their states, including our insurance subsidiaries. The purpose of these market conduct examinations is to determine if operations are consistent with the laws and regulations of the state conducting the examination. State regulators have imposed significant fines and restrictions on our insurance company subsidiaries for improper market conduct. See “Management's Discussion and Analysis of Financial Condition and Results of Operations”. In addition, market conduct has become one of the criteria used by rating agencies to establish the ratings of an insurance company. For example, A.M. Best's ratings analysis now includes a review of the insurer's compliance program.

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

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2011.

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

Title III of the USA PATRIOT Act of 2001 (the “Patriot Act”), amends the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering (“AML”) and financial transparency laws applicable to financial services companies, including insurance companies. The Patriot Act, among other things, seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism, money laundering or other illegal activities. To the extent required by applicable laws and regulations, CNO and its insurance subsidiaries have adopted AML programs that include policies, procedures and controls to detect and prevent money laundering, have designated compliance officers to oversee the programs, provide for on-going employee training and ensure periodic independent testing of the programs. CNO's and the insurance subsidiaries' AML programs, to the extent required, also establish and enforce customer identification programs and provide for the monitoring and the reporting to the Department of the Treasury of certain suspicious transactions.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority will likely extend to most lines of insurance that are written by the Company, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the newly established Financial Stability Oversight Council and will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements, and would streamline the state-level regulation of reinsurance and surplus lines insurance. Under certain circumstances, the FDIC can assume the role of a state insurance regulator and initiate liquidation proceedings under state law.

It is unclear what impact, if any, the Dodd-Frank Act or any other similar legislation could have on our insurance subsidiaries' results of operations, financial condition or liquidity.

In 2009, the U.S. House of Representatives passed the “Helping Families Save Their Homes Act of 2009”, which would grant federal bankruptcy judges the ability to modify the terms of certain mortgage loans by, among other things, reducing interest rates and principal and extending repayments. Because it would permit judges to reduce, or “cram down” principal, this type of legislation is referred to as “cram down” legislation. Although the U.S. Senate defeated the “cram down” aspects of this legislation, similar legislation may be introduced in the future. Mortgage loan modifications can affect the allocation of losses on certain residential mortgage-backed securities (“RMBS”) transactions including senior tranches of RMBS transactions that include bankruptcy carve-outs, which provide that bankruptcy losses above a specified threshold are allocated to all tranches pro rata regardless of seniority. If similar mortgage-related legislation is signed into law, it could cause loss of principal on or ratings downgrades of certain of the Company's RMBS holdings, including senior tranches of RMBS transactions that include bankruptcy carve-outs.

In 2009, the NAIC issued Statement of Statutory Accounting Principles 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three-year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10 percent to 15 percent of surplus. These changes increased the capital and surplus of our insurance subsidiaries, thereby positively impacting RBC. To temper this positive RBC impact, a 5 percent pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R. SSAP 10R was effective from 2009 through 2011. In late 2011, the NAIC adopted Statement of Statutory Accounting Principles No. 101, “Income Taxes a replacement of SSAP 10R and SSAP 10” (“SSAP 101”) , with an effective date of January 1, 2012. Under SSAP 101, the criteria for determining the value of deferred tax assets will be based on certain admissibility tests. In addition, tax contingencies will be based on a GAAP-like standard using a “more likely than not” approach. We do not expect these changes to have a material effect on our statutory capital and surplus.

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

In recent years, Congress enacted legislation to lower marginal tax rates, reduce the federal estate tax, and increase contributions that may be made to individual retirement accounts and 401(k) accounts. Additionally, Congress has considered, from time to time, other possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value of certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

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

Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred income tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2011, 2010 and 2009, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled “Income Taxes”, we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax asset. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk. Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO. In addition, please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included in “Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations”.

Continuation of a low interest rate environment for an extended period of time will impact our profitability and sales of certain products.

In recent periods, interest rates have been at historically low levels. If interest rates were to remain low over an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured, prepaid or been sold at lower yields, reducing our net spread between interest earned on investments and interest credited to some of our products (including annuity and other interest-sensitive products). Our ability to lower credited rates is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms of most of our other products that limit reductions in the crediting rates. Accordingly, we may need to reduce commissions to maintain targeted margins for certain products and we may elect to stop selling certain products during periods of very low interest rates if we cannot achieve adequate margins on those sales. In addition, investment income is an important component of the profitability of our health products, especially long-term care and supplemental health products.

Our expectation of future investment income is an important consideration in determining the amortization of insurance acquisition costs, analyzing the recovery of these assets and determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may cause us to accelerate amortization or write down the balance of insurance acquisition costs or establish additional liabilities for insurance products, thereby reducing net income in the affected reporting period. The blocks of business in our Other CNO Business segment are particularly sensitive to changes in our expectations of future interest rates, since many of these blocks are not expected to generate future profits and the entire impact of adverse changes to our earlier estimates of future gross profits is reflected in earnings in the period such changes occur. For example, in both 2011 and 2010, we were required to recognize a pre-tax reduction in earnings of approximately $13 million in our Other CNO Business segment primarily due to increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products.

Sustained periods of low or declining interest rates may adversely affect our results of operations, financial position and cash flows.

Litigation and regulatory investigations are inherent in our business, may harm our financial condition and reputation, and may negatively impact our financial results.

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from shareholders and/or policyholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance companies. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. Recently, we and other insurance companies have been the subject of regulatory examinations regarding compliance with state unclaimed property laws. The ultimate outcome of these lawsuits, regulatory proceedings and investigations cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory proceedings or investigations, including harm flowing from regulator actions to assert supervision or control over our business, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If our subsidiary, Conseco Life, is unable to implement anticipated changes to certain NGEs, the reserves on our interest-sensitive life insurance blocks may prove to be inadequate, requiring us to increase liabilities which may have a material adverse effect on our results of operations and our financial condition and on the results of operations and financial condition of Conseco Life.

In establishing the net liabilities for our interest-sensitive life insurance products, we make estimates and assumptions using management's best judgments. These estimates and assumptions include mortality, lapse rates, investment experience and expense levels including charges to policyholders which, under some of our policies, we are allowed or required to make based on experience to certain NGEs such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. If our estimates and assumptions are incorrect and our reserves prove to be insufficient to cover amounts payable under these policies, we would be required to increase our liabilities, and our financial results would be adversely affected.

A substantial block of our interest-sensitive life insurance policies was issued by Conseco Life and its predecessors. These policies are included in our Other CNO Business segment. After Conseco Life notified holders in late 2008 of changes to certain NGEs of their Lifetrend and CIUL3+ interest-sensitive life insurance policies, several state insurance departments began a market conduct examination. After working with state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life entered into a regulatory settlement agreement with the regulators regarding issues involving these policies, which was effective in June 2010. In addition to the market conduct examination which resulted in the regulatory settlement agreement, Conseco Life has been the defendant in litigation involving NGE changes. See the note to the consolidated financial statements entitled “Litigation and Other Legal Proceedings - Cost of Insurance Litigation”. Conseco Life intends to make additional changes to certain NGEs in the future, and such changes may result in similar litigation. Adverse decisions in, or a negotiated resolution of, any such litigation, delays in the implementation of changes to certain NGEs, or any other events which limit Conseco Life's ability to implement changes to certain NGEs could have a material adverse effect on our results of operations and our financial condition and on the results of operations and financial condition of Conseco Life.

We have substantial indebtedness that will require a significant portion of the cash available to CNO, restricting our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2011, we had an aggregate principal amount of indebtedness of $873.2 million. CNO's indebtedness will require $109 million in cash to service in 2012. The payment of principal and interest on our outstanding indebtedness will require a substantial portion of CNO's available cash each year, which, as a holding company, is limited, as further described in the risk factor entitled “CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it” below. Our debt obligations may restrict our ability to take advantage of business, strategic or financing opportunities.

On December 21, 2010, the Company entered into a senior secured term loan facility pursuant to an agreement among the Company, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto (the “Senior Secured Credit Agreement”). The Senior Secured Credit Agreement contains various restrictive covenants and required financial ratios that we will be required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”), the 9.0% Senior Secured notes due January 2018 (the “9.0% Senior Secured Notes”) and the unsecured Senior Health Note due November 12, 2013 (the “Senior Health Note”) could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

If we fail to pay interest or principal on the 7.0% Debentures or the 9.0% Senior Secured Notes, we will be in default under the indentures governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the Senior Secured Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness.

Absent sufficient liquidity to repay our indebtedness, our management or our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

The Senior Secured Credit Agreement and the 9.0% Senior Secured Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Senior Secured Credit Agreement and the 9.0% Senior Secured Notes to be due and payable.

Pursuant to the Senior Secured Credit Agreement, CNO agreed to a number of covenants and other provisions that restrict the Company's ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests or maintain ratings may be affected by events beyond our control. There are several conditions or circumstances that could lead to an event of default under the Senior Secured Credit Agreement, as described below.

The Senior Secured Credit Agreement prohibits or restricts, among other things, CNO's ability to:

•
incur or guarantee additional indebtedness (including, for this purpose, reimbursement obligations under letters of credit, except to the extent such reimbursement obligations relate to letters of credit issued in connection with reinsurance transactions entered into in the ordinary course of business) or issue preferred stock;

•	pay dividends or make other distributions to shareholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on CNO's ability and the ability of CNO's subsidiaries to pay dividends or make other payments to CNO;

•	sell assets, including capital stock of CNO's subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in transactions with affiliates;

in each case subject to important exceptions and qualifications as set forth in the Senior Secured Credit Agreement.

Mandatory prepayments of the Senior Secured Credit Agreement will be required in an amount equal to: (i) 100 percent of the net cash proceeds from certain asset sales or casualty events; (ii) 100 percent of the net cash proceeds received by the Company or any of its subsidiaries from certain debt issuances; (iii) 50 percent of the net cash proceeds received from certain equity issuances; and (iv) 100 percent of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (i) equal to or less than 17.5 percent, but greater than 12.5 percent, the prepayment requirement shall be reduced by one-half; or (ii) equal to or less than 12.5 percent, the prepayment requirement shall not apply.
Notwithstanding the foregoing, no mandatory prepayments pursuant to items (i) or (iii) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20 percent; and (y) either (A) the financial strength rating of certain insurance subsidiaries is equal or better than A- (stable) from A.M. Best or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's.
In addition, the Senior Secured Credit Agreement requires the Company to maintain: (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 17.1 percent at December 31, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (such ratio was 5.0 to 1.00 for the rolling four quarters ended December 31, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 358 percent at December 31, 2011); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at December 31, 2011, was $1,746.5 million). The covenants in the Senior Secured Credit Agreement place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control.

If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in the Senior Secured Credit Agreement for at least 12 months following the date of the financial statements, management may conclude there is substantial doubt about our ability to continue as a going concern and the audit opinion that we would receive from our independent registered public accounting firm may include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion would cause us to be in breach of the covenants in the Senior Secured Credit Agreement. If the circumstances leading to the substantial doubt were not cured prior to the issuance of the audit opinion, or we were unable to obtain a waiver on the going concern opinion requirement within 30 days after notice thereof from the lenders, the issuance of such an opinion would be an event of default entitling the lenders to declare the outstanding principal amount of term loan, accrued and unpaid interest and all other amounts due and payable thereunder to be due and payable. If an event of default were to occur, it is highly probable that we would not have sufficient liquidity to repay our indebtedness under the Senior Secured Credit Agreement in full or any of our other indebtedness which could also be accelerated as a result of the default.

The 9.0% Senior Secured Notes were issued pursuant to an Indenture, dated as of December 21, 2010 (the “Indenture”), by and among the Company, the Subsidiary Guarantors and Wilmington Trust FSB, as trustee and collateral agent (“Wilmington”).

The Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company's ability and the ability of the Company's Restricted Subsidiaries (as defined in the Indenture) to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to shareholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	incur restrictions on the Company's ability and the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company;

•	sell assets, including capital stock of the Company's subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company's assets; and

•	engage in transactions with affiliates.

The obligations under the Senior Secured Credit Agreement and the 9.0% Senior Secured Notes are guaranteed by our current and future domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the 9.0% Senior Secured Notes and the Senior Secured Credit Agreement) is secured by a lien on substantially all of the assets of our primary non-insurance company subsidiaries, as defined in the Senior Secured Credit Agreement (collectively, the “Subsidiary Guarantors”), including the stock of Conseco Life Insurance Company of Texas (“Conseco Life of Texas”) (which is the parent of Bankers Life, Bankers Conseco Life Insurance Company (“Bankers Conseco Life”) and Colonial Penn), Washington National and Conseco Life. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Senior Secured Credit Agreement or the 9.0% Senior Secured Notes, the stock of Conseco Life of Texas, Washington National and Conseco Life could be transferred to the lenders under the Senior Secured Credit Agreement and the holders of the 9.0% Senior Secured Notes. Any such transfer would have a material adverse effect on our business, financial condition and results of operations.

Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

On August 4, 2011, S&P upgraded the rating on CNO's senior secured debt to "B+" from "B". In S&P's view, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. S&P has a total of 22 separate categories rating senior debt, ranging from “AAA (Extremely Strong)” to “D (Payment Default).” There are thirteen ratings above CNO's “B+” rating and eight ratings that are below its rating. On December 21, 2010, Moody's upgraded the rating on CNO's senior secured debt to “B1” from “B2”. In Moody's view, an obligation rated “B” generally lacks the characteristics of a desirable investment and assurance of interest and principal payments or maintenance of other terms of the contract over any long period of time may be small. Moody's has a total of 21 separate categories in which to rate senior debt, ranging from “Aaa (Exceptional)” to “C (Lowest Rated).” There are 13 ratings above CNO's “B1” rating and seven ratings that are below its rating. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost.

CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it.

CNO and CDOC are holding companies with no business operations of their own. CNO and CDOC depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. CNO and CDOC receive cash from our insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from their non-insurance subsidiaries consisting of dividends, distributions, loans and advances. Deterioration in the financial condition, earnings or cash flow of these significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to CNO and/or CDOC, which would limit our ability to meet our debt service requirements and satisfy other financial obligations. In addition, CNO may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus for covenant compliance or regulatory purposes (including, for example, maintaining adequate RBC levels) or to provide the capital necessary for growth, in which case it is less likely that its insurance subsidiaries would pay CNO dividends. Accordingly, this could limit CNO's ability to meet debt service requirements and satisfy other holding company financial obligations.

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

•
10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $80.4 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets).

This type of dividend is referred to as an “ordinary dividend”. Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an “extraordinary dividend”. In 2011, our insurance subsidiaries paid extraordinary dividends of $235.0 million to CDOC. In 2011, CDOC made no capital contributions to our insurance subsidiaries, however, a $26.0 million capital contribution was accrued at December 31, 2011, and paid in February 2012. Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2011. As a result, any dividend payments from the insurance subsidiaries to the holding company will be considered extraordinary dividends and will require the prior approval of the director or commissioner of the applicable state insurance department. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

We generally strive to maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of approximately 350 percent and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth. As required by applicable insurance regulations, we calculate the RBC ratio of our insurance company subsidiaries as of December 31 of each year. In addition, for purposes of a covenant in our Senior Secured Credit Agreement, we calculate the consolidated RBC ratio of our insurance company subsidiaries quarterly by dividing our consolidated TAC (the sum of the TAC of Washington National, Conseco Life, Conseco Life of Texas, Bankers Life, Colonial Penn and Bankers Conseco Life minus the equity in the TAC of Bankers Life, Colonial Penn and Bankers Conseco Life (the subsidiaries of Conseco Life of Texas) included in the TAC of Conseco Life of Texas) by our consolidated RBC (the RBC calculated for all of our insurance company subsidiaries based on an aggregation of our insurance company subsidiaries' data on a pro forma basis, as if they were one entity). The consolidated RBC ratio of our insurance company subsidiaries was 358 percent at December 31, 2011. See the risk factor above entitled “The Senior Secured Credit Agreement contains various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Senior Secured Credit Agreement to be due and payable”.

CDOC holds surplus debentures issued by Conseco Life of Texas in the aggregate amount of $749.6 million. Interest payments on these surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department). The RBC ratio of Conseco Life of Texas was 275 percent at December 31, 2011. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as RBC and statutory capital and surplus compliance requirements under the Senior Secured Credit Agreement.

In addition, Washington National may not distribute funds to any affiliate or shareholder, without prior notice to the Florida Office of Insurance Regulation, in accordance with an order from the Florida Office of Insurance Regulation.

There are risks to our business associated with the current economic environment.

Over the past three years, the U.S. economy has experienced unusually severe credit and liquidity issues and undergone a recession. Following several years of rapid credit expansion, a contraction in mortgage lending coupled with substantial declines in home prices and rising mortgage defaults, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to many sectors of the related credit markets, and to related credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government or, in some cases, to fail. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown. Although the recession may have ended, the risk of elevated unemployment remains.

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

More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•
The value of our investment portfolio has been materially affected in recent periods by changes in market conditions which resulted in, and may continue to result in, substantial realized and/or unrealized losses. For example, in 2008, the value of our investments decreased by $2.5 billion due to net unrealized losses on investments. Certain types of securities in our investment portfolio, such as structured securities supported by residential and commercial mortgages, have been disproportionately affected. Although the value of our investments increased on an aggregate basis in the past three years, future adverse capital market conditions could result in additional realized and/or unrealized losses.

•
Changes in interest rates also affect our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek higher returns. This could require us to sell invested assets at a time when their prices may be depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We could obtain lower returns on investments made with these cash flows. In addition, issuers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower-yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

•
The attractiveness of certain of our insurance products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our insurance products or our financial strength may cause existing customers to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing customers, which would result in lower sales and fee revenues.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition, our liquidity and our ability to continue to comply with the financial covenants under the Senior Secured Credit Agreement.

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

•
changes in the ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 9.4 percent of our available for sale fixed maturity investments as of December 31, 2011; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 23 percent of our available for sale fixed maturity investments at December 31, 2011, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $34.6 million in 2011 ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)); $149.8 million in 2010 ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income (loss)); and $195.4 million in 2009 ($385.0 million, prior to the $189.6 million of impairment losses recognized through accumulated other comprehensive income (loss)). Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

In the event of substantial product surrenders or policy claims, we may choose to maintain highly liquid, and potentially lower-yielding, assets or to sell assets at a loss, thereby eroding the performance of our portfolio.

Because a substantial portion of our operating results are derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance. Investment losses may also reduce the capital of our insurance subsidiaries, which may cause us to make additional capital contributions to those subsidiaries or may limit the ability of the insurance subsidiaries to make dividend payments to the holding company. In addition, future investment losses could cause us to be in violation of the financial covenants under the Senior Secured Credit Agreement.

Deteriorating financial performance of securities collateralized by mortgage loans and commercial mortgage loans may lead to writedowns, which could have a material adverse effect on our results of operations and financial condition.

Changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios could lead us to determine that writedowns are appropriate in the future.

The determination of the amount of realized investment losses recorded as impairments of our investments is highly subjective and could have a material adverse effect on our operating results and financial condition.

The determination of realized investment losses recorded as impairments is based upon our ongoing evaluation and assessment of known risks. We consider a wide range of factors about the issuer and use our best judgment in evaluating the cause of a decline in estimated fair value and in assessing prospects for recovery. Inherent in our evaluation are assumptions and estimates about the operations of the issuer and its future earnings potential. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect losses from impairments in operating results as such evaluations are revised. Our assessment of whether unrealized losses are other-than-temporary impairments requires significant judgment and future events may occur, or additional information may become available, which may necessitate future impairments of securities in our portfolio. Historical trends may not be indicative of future other-than- temporary impairments. For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.

The determination of fair value of our fixed maturity securities results in unrealized investment gains and losses and is highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2011 and 2010, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $1.7 billion and $.5 billion, respectively.

The limited historical claims experience on our long-term care products could negatively impact our operations if our estimates prove wrong and we have not adequately set premium rates.

In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which we (as well as other companies selling these products) have relatively limited historical claims experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement products, but when claims are incurred, they tend to be much higher in dollar amount and longer in duration. Also, long-term care claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product. For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payments than anticipated when the products were priced. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population, and life expectancy has increased. Improvements in actual mortality trends relative to assumptions may adversely affect our profitability.

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience on some of Bankers Life long-term care blocks has generally been higher than our pricing expectations and the persistency of these policies has been higher than our pricing expectations, which may result in higher benefit ratios in the future and adversely affect our profitability.

On November 12, 2008, CNO and CDOC completed the Transfer of the stock of Senior Health to the Independent Trust. After the Transfer, we continue to hold long-term care business acquired through previous acquisitions in our Other CNO Business segment. The premiums collected from this block totaled $27.0 million in 2011. The experience on this acquired block has generally been worse than the acquired companies' original pricing expectations. We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, this block experienced benefit ratios of 226.4 percent in 2011, 210.8 percent in 2010 and 186.7 percent in 2009. If future claims experience continues to be worse than anticipated as our long-term care blocks continue to age, our financial results will be adversely affected. In addition, rate increases may cause existing policyholders to allow their policies to lapse.

The occurrence of natural or man-made disasters or a pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. In addition, such a disaster or pandemic could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster or pandemic. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay principal or interest on their securities.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers. Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant expenses, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

We review the adequacy of our premium rates regularly and file proposed rate increases on our health insurance products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such lines of business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2011, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy or premium deficiency reserves for Conseco Life, Washington National and Bankers Conseco Life were $264.2 million, $83.0 million and $19.0 million, respectively, at December 31, 2011. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including our ability to change NGEs related to certain products consistent with contract provisions.

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

As a result of higher persistency and resultant higher claims in our long-term care block in the Bankers Life segment than assumed in the original pricing, our premium rates were too low. Accordingly, we have been seeking approval from regulatory authorities for rate increases on portions of this business. Many of the rate increases have been approved by regulators and implemented, but it has become increasingly difficult to receive regulatory approval for the premium rate increases we have sought. If we are unable to obtain pending or future rate increases, the profitability of these policies and the performance of this block of business will be adversely affected. In addition, such rate increases may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse, resulting in reduced profitability.

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

We previously identified a material weakness in internal controls over the actuarial reporting processes related to the design of controls to ensure the completeness and accuracy of certain inforce policies. Remediation efforts to enhance controls over the actuarial reporting process have been completed and the controls we implemented to address the weakness were determined to be effective as of December 31, 2011.

We face the risk that, notwithstanding our efforts to date to identify and remedy the material weakness in our internal control over financial reporting, we may discover other material weaknesses in the future and the cost of remediating the material weakness could be high and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could cause us to breach the debt to total capitalization covenant of the Senior Secured Credit Agreement.

As of December 31, 2011, we had approximately $4.1 billion of federal tax NOLs and $1.0 billion of capital loss carry-forwards, resulting in a deferred tax asset of approximately $1.8 billion, expiring in years 2013 through 2029. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent “ownership change” over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2011, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. However, after the common stock issuance to Paulson & Co. Inc. (“Paulson”) and CNO's public offering of common stock in 2009, we were close to the 50 percent ownership change level. As a result, a future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, including upon conversion of the 7.0% Debentures (including conversion pursuant to a make whole adjustment event) or exercise of the warrants sold to Paulson, or acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock (“5 Percent Shareholders”) for their own account. In January 2009, CNO's board of directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO board on December 6, 2011 and will be submitted to the Company's shareholders for their approval at the 2012 annual meeting of shareholders. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the board, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in the Company that would be treated as “stock” under applicable Section 382 regulations) and for any owner of more than 4.99% of the Company's outstanding stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, the Company's shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs. See the note to the consolidated financial statements entitled “Income Taxes” for further information regarding the Amended Section 382 Rights Agreement, the Section 382 Charter Amendment and the Company's NOLs.

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

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by NOLs arising prior to such ownership change. That limitation would apply to all of our current NOLs. The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.55 percent at December 31, 2011), and would eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Senior Secured Credit Agreement.

The value of our deferred tax assets may be impaired to the extent our future profits are less than we have projected and such impairment may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2011, we had net deferred tax assets of $630.5 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Additionally, the value of our deferred tax assets would be significantly impaired if we were to undergo a 50 percent “ownership change” for purposes of Section 382 of the Code, as discussed in the risk factor immediately above. Our assessment of the realizability of our deferred income tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

Concentration of our investment portfolio in any particular sector of the economy or type of asset may have an adverse effect on our financial position or results of operations.

The concentration of our investment portfolio in any particular industry, group of related industries, asset classes (such as RMBS and other asset-backed securities), or geographic area could have an adverse effect on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic area may have an adverse effect on the investment portfolio to the extent that the portfolio is concentrated.

Our business is subject to extensive regulation, which limits our operating flexibility and could result in our insurance subsidiaries being placed under regulatory control or otherwise negatively impact our financial results.

Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. See "Business of CNO - Governmental Regulation." Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. The regulations issued by state insurance agencies can be complex and subject to differing interpretations. If a state insurance regulatory agency determines that one of our insurance company subsidiaries is not in compliance with applicable regulations, the subsidiary is subject to various potential administrative remedies including, without limitation, monetary penalties, restrictions on the subsidiary's ability to do business in that state and a return of a portion of policyholder premiums. In addition, regulatory action or investigations could cause us to suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2011 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect RBC ratios in excess of the levels subjecting the subsidiaries to any regulatory action.

Our reserves for future insurance policy benefits and claims may prove to be inadequate, requiring us to increase liabilities which results in reduced net income and shareholders' equity.

Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables of mortality, morbidity, lapse rates, investment experience and expense levels. For our health insurance business, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement, incurred but not reported claims, and a reserve for the present value of amounts on incurred claims not yet due. We establish reserves based on assumptions and estimates of factors either established at the Effective Date for business inforce or considered when we set premium rates for business written after that date.

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Other CNO Business segments. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $642.6 million, $666.3 million and $635.8 million in 2011, 2010 and 2009, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 112.6 percent, 113.7 percent and 105.2 percent in 2011, 2010 and 2009, respectively. The benefit ratios for our long-term care products in our Other CNO Business segment were 226.4 percent, 210.8 percent and 186.7 percent in 2011, 2010 and 2009, respectively. The insurance policy benefits incurred for our long-term care products in our Other CNO Business segment were $62.7 million, $63.0 million and $59.9 million in 2011, 2010 and 2009, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2011, approximately 23 percent of our total insurance liabilities, or approximately $5.7 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2011, approximately 38 percent of our insurance liabilities were subject to interest rates that may be reset annually; 41 percent had a fixed explicit interest rate for the duration of the contract; 16 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general and specifically on the performance of our structured securities portfolio, including collateralized mortgage obligations, which can affect the timing of cash flows due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2011, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.7 years, and the duration of our insurance liabilities was approximately 8.2 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $225 million if interest rates were to increase by 10 percent from rates as of December 31, 2011. This compares to a decline in fair value of $405 million based on amounts and rates at December 31, 2010. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

We have implemented several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of inforce business. Many of our initiatives address issues resulting from the substantial number of acquisitions of our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, may be inadequate to address all issues, and may not ultimately be successfully completed. While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

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

An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Moody's and Fitch are “B+ (Good)” (except Conseco Life), “BB+”, “Ba1” and “BBB” (except Conseco Life), respectively. A.M. Best has 16 possible ratings. There are five ratings above our “B+” rating and ten ratings that are below our rating. S&P has 21 possible ratings. There are ten ratings above our “BB+” rating and ten ratings that are below our rating. Moody's has 21 possible ratings. There are ten ratings above our “Ba1” rating and ten ratings that are below our rating. Fitch has nineteen possible ratings. There are eight ratings above our “BBB” rating and ten ratings that are below our rating.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Genworth Financial, Inc., John Hancock Financial Services, Northwestern Mutual and Mutual of Omaha. Our main competitors for agent-sold Medicare supplement insurance products include United HealthCare, Blue Cross and Blue Shield Plans and Mutual of Omaha.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked eighth in annualized premiums of individual long-term care insurance in 2010 with a market share of approximately 4.1 percent, the top seven writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 82 percent during the period. In addition, while, based on the NAIC's 2010 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for individual Medicare supplement insurance in 2010 with a market share of 4.1 percent, the top writer of individual Medicare supplement insurance had direct premiums with a market share of 32 percent during the period.

Most of our major competitors have higher financial strength ratings than we do. Many of our competitors are larger companies that have greater capital, technological and marketing resources and have access to capital at a lower cost. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. Furthermore, changes in federal law have narrowed the historical separation between banks and insurance companies, enabling traditional banking institutions to enter the insurance and annuity markets and further increase competition. This increased competition may harm our ability to maintain or improve our profitability.

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

If we are unable to attract and retain agents and marketing organizations, sales of our products may be reduced.

Our products are marketed and distributed primarily through a dedicated field force of career agents and sales managers (in our Bankers Life segment) and through PMA and independent marketing organizations (in our Washington National segment). We must attract and retain agents, sales managers and independent marketing organizations to sell our products through those distribution channels. We compete with other insurance companies and financial services companies for agents and sales managers and for business through marketing organizations. If we are unable to attract and retain these agents, sales managers and marketing organizations, our ability to grow our business and generate revenues from new sales would suffer.

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

On July 21, 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new rules and regulations. Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter derivatives markets. This will require us to clear certain types of transactions currently traded in the over-the-counter derivative markets and may limit our ability to customize derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions.

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

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2011, our reinsurance receivables totaled $3.1 billion. Our ceded life insurance in-force totaled $13.6 billion. Our ten largest reinsurers accounted for 92 percent of our ceded life insurance in-force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and the administrative operations of our Washington National and Other CNO Business segments and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently occupy four buildings on the campus with approximately 422,000 square feet of space.

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. At December 31, 2011, Bankers Life was in the process of relocating from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its current location of 222,000 square feet through the remaining term of the lease which expires in 2018. We expect to recognize a charge of approximately $6 million in the first quarter of 2012 related to this relocation. We expect to realize annual savings of approximately $1 million for the 11 year life of the lease as a result of the relocation. In addition, Bankers Life leases approximately 114,000 square feet of space in another former location in Chicago. Approximately 98 percent of that space is subleased through November 2013, the early termination date of the lease. We also lease 255 sales offices in various states totaling approximately 1,150,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2012 and 2017.

Our Colonial Penn segment is administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 60 percent of this space, with unused space leased to tenants.

Management believes that this office space is adequate for our needs.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3 is incorporated by reference to the discussion under the heading “Legal Proceedings” in note 7 “Litigation and Other Legal Proceedings” to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer		Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Edward J. Bonach, 57	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO. From 2002 until 2007, Mr. Bonach served as chief financial officer of National Life Group.
Frederick J. Crawford, 48	2012
Since January 2012, executive vice president and chief financial officer. From 2001 to January 2012, Mr. Crawford was with Lincoln Financial Group, serving as vice president and treasurer (2001-2004), chief financial officer (2005-2010), and executive vice president and head of corporate development and investments (2011-January 2012).

Eric R. Johnson, 51	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 54	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 46	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 55	2005	Since October 2005, executive vice president, product management and since May 2010, president, Other CNO Business.
Scott R. Perry, 49	2001	Since July 2011, chief operating officer of CNO and since 2006, president of Bankers Life. Employed in various capacities for Bankers Life since 2001.
Steven M. Stecher, 51	2004
Since August 2008, president of Washington National. From January 2007 until August 2008, executive vice president, operations. From August 2004 until January 2007, executive vice president of Washington National.

Matthew J. Zimpfer, 44	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The following table sets forth the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2010. There have been no dividends paid or declared on our common stock during this period.

Period	Market price
	High	Low
2010:
First Quarter	$6.62	$4.18
Second Quarter	6.65	4.30
Third Quarter	5.78	4.59
Fourth Quarter	7.13	5.22
2011:
First Quarter	$7.59	$6.23
Second Quarter	8.34	6.98
Third Quarter	8.15	5.28
Fourth Quarter	6.79	4.73

As of February 10, 2012, there were approximately 31,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2006 through December 31, 2011 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the “S&P 500 Index”), the Standard & Poor's Life and Health Insurance Index (the “S&P Life and Health Index”) and the Dow Jones Life Insurance Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2006 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Index and the stocks included in the Dow Jones Life Insurance Index and that all dividends were reinvested. We decided to include the S&P Life and Health Index in the comparison this year as it is more commonly used by our peers in the life and health insurance industry, and we intend to delete the Dow Jones Life Insurance Index from the performance graph in future years. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CNO Financial Group, Inc., the S&P 500 Index, the S&P Life and Health Index,
and the Dow Jones US Life Insurance Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

	12/06	12/07	12/08	12/09	12/10	12/11
CNO Financial Group, Inc.	$100.00	$62.86	$25.93	$25.03	$33.93	$31.58
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P Life and Health Index	100.00	111.00	57.37	66.30	83.05	65.85
Dow Jones US Life Insurance	100.00	106.51	52.46	62.29	78.04	62.71

DIVIDENDS

The Company is currently limited in its ability to pay cash dividends pursuant to our debt agreements. Please refer to “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies” for further discussion of these restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	—	$—	—	$44.3
November 1 through November 30	1,064,747	5.95	1,046,820	38.1
December 1 through December 31	1,299,410	6.07	1,299,410	30.2
Total	2,364,157	6.02	2,346,230	30.2
_________________

(a)	In May 2011, the Company announced a common share repurchase program of up to $100.0 million.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2011, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	7,711,750	$10.13	11,044,310
Equity compensation plans not approved by security holders	—	—	—
Total	7,711,750	$10.13	11,044,310

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2011	2010	2009	2008(a)	2007(a)
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA (b)
Insurance policy income	$2,690.5	$2,670.0	$3,093.6	$3,253.6	$2,895.7
Net investment income	1,354.1	1,366.9	1,292.7	1,178.8	1,369.8
Net realized investment gains (losses)	61.8	30.2	(60.5)	(262.4)	(158.0)
Total revenues	4,124.6	4,083.9	4,341.4	4,189.7	4,131.3
Interest expense	114.1	113.2	117.9	106.5	125.3
Total benefits and expenses	3,745.4	3,790.4	4,167.8	4,186.0	4,149.3
Income (loss) before income taxes and discontinued operations	379.2	293.5	173.6	3.7	(18.0)
Income tax expense (benefit)	(3.3)	8.9	87.9	413.3	61.1
Income (loss) before discontinued operations	382.5	284.6	85.7	(409.6)	(79.1)
Discontinued operations, net of income taxes	—	—	—	(722.7)	(105.9)
Net income (loss)	382.5	284.6	85.7	(1,132.3)	(185.0)
Preferred stock dividends	—	—	—	—	14.1
Net income (loss) applicable to common stock	382.5	284.6	85.7	(1,132.3)	(199.1)
PER SHARE DATA (b)
Income (loss) before discontinued operations, basic	$1.54	$1.13	$.45	$(2.22)	$(.54)
Income (loss) before discontinued operations, diluted	1.31	.99	.45	(2.22)	(.54)
Net income, basic	1.54	1.13	.45	(6.13)	(1.15)
Net income, diluted	1.31	.99	.45	(6.13)	(1.15)
Book value per common share outstanding	20.86	17.23	14.09	8.82	23.03
Weighted average shares outstanding for basic earnings	248.0	251.0	188.4	184.7	173.4
Weighted average shares outstanding for diluted earnings	304.1	301.9	193.3	184.7	173.4
Shares outstanding at period-end	241.3	251.1	250.8	184.8	184.7
BALANCE SHEET DATA - AT PERIOD END (b)
Total investments	$26,364.3	$23,782.0	$21,530.2	$18,647.5	$21,324.5
Total assets	33,332.7	31,899.6	30,343.8	28,763.3	33,961.5
Corporate notes payable	857.9	998.5	1,037.4	1,311.5	1,167.6
Total liabilities	28,300.1	27,574.3	26,811.4	27,133.3	29,709.2
Shareholders' equity	5,032.6	4,325.3	3,532.4	1,630.0	4,252.3
STATUTORY DATA - AT PERIOD END (c)
Statutory capital and surplus	$1,578.1	$1,525.1	$1,410.7	$1,311.5	$1,336.2
Asset valuation reserve (“AVR”)	168.4	71.3	28.2	55.0	161.3
Total statutory capital and surplus and AVR	1,746.5	1,596.4	1,438.9	1,366.5	1,497.5
____________________

(a)
Selected amounts have been restated to reflect the retrospective application of the adoption of authoritative guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance has been applied retrospectively to the years ended December 31, 2008 and 2007.

(b)	As a result of the Transfer of Senior Health to the Independent Trust in 2008, a substantial portion of our long-term care business is presented as discontinued operations in periods prior to 2009.

(c)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP, and include amounts related to our discontinued operations in 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO’s products and trends in CNO’s operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “project,” “intend,” “may,” “will,” “would,” “contemplate,” “possible,” “attempt,” “seek,” “should,” “could,” “goal,” “target,” “on track,” “comfortable with,” “optimistic” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other “forward-looking” information based on currently available information.  The “Risk Factors” in Item 1A provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	changes in or sustained low interest rates causing reductions in investment income, the margins of our fixed annuity and life insurance businesses, and sales of, and demand for, our products;

•
general economic, market and political conditions, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•	the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject;

•	our ability to make anticipated changes to certain NGEs of our life insurance products;

•	our ability to obtain adequate and timely rate increases on our health products, including our long-term care business;

•	the receipt of any required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through PMA and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National

Insurance Company.

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

The following summarizes our earnings for the three years ending December 31, 2011 (dollars in millions, except per share data):

	2011	2010	2009
Earnings before net realized investment gains (losses), fair value changes in embedded derivative liabilities, corporate interest expense, loss on extinguishment or modification of debt and income taxes (“EBIT” a non-GAAP financial measure) (a):

Bankers Life	$327.2	$284.1	$278.0
Washington National	99.2	104.6	110.9
Colonial Penn	27.3	26.5	29.4
Other CNO Business	13.4	(11.5)	(43.6)
EBIT from business segments	467.1	403.7	374.7
Corporate Operations, excluding corporate interest expense	(47.7)	(42.8)	(37.7)
EBIT	419.4	360.9	337.0
Corporate interest expense	(76.3)	(79.3)	(84.7)
Income before loss on extinguishment or modification of debt, net realized investment gains (losses), fair value changes in embedded derivative liabilities and taxes	343.1	281.6	252.3
Tax expense on operating income	127.1	99.7	87.7
Net operating income	216.0	181.9	164.6
Net realized investment gains (losses) (net of related amortization and taxes)	35.5	12.1	(41.5)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(9.8)	—	—
Loss on extinguishment or modification of debt, net of income taxes	(2.2)	(4.4)	(14.4)
Net income before valuation allowance for deferred tax assets	239.5	189.6	108.7
(Increase) decrease in valuation allowance for deferred tax assets	143.0	95.0	(23.0)
Net income	$382.5	$284.6	$85.7
Per diluted share:
Net operating income	$.76	$.65	$.86
Net realized investment gains (losses), net of related amortization and taxes	.12	.04	(.21)
Fair value changes in embedded derivative liabilities, net of related amortization and taxes	(.03)	—	—
Loss on extinguishment of debt, net of income taxes	(.01)	(.01)	(.08)
Valuation allowance for deferred tax assets	.47	.31	(.12)
Net income	$1.31	$.99	$.45

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

Our major goals for 2012 include:

•	Increasing earnings per share.

•	Profitably increasing sales at Bankers Life, Washington National and Colonial Penn.

•	Maximizing our investment income in a low interest rate environment while remaining within acceptable risk tolerance levels.

•	Continuing to execute on initiatives to achieve efficiencies and cost savings.

•	Continuing to actively manage the profitability of our long-term care business.

•	Improving profitability of existing lines of business or disposing of underperforming blocks of business.

•	Effectively deploying excess capital.

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

Investments

At December 31, 2011, the carrying value of our investment portfolio was $26.4 billion.

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

For most structured securities, cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including excess spread, subordination and guarantees. For corporate bonds, cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, secured interest and loss severity. The previous amortized cost basis less the impairment recognized in net income becomes the security's new cost basis. We accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security.

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment. The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums. As of December 31, 2011, other-than-temporary impairments included in accumulated other comprehensive income of $11.8 million (before taxes and related amortization) related to structured securities.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily certain below-investment grade privately placed securities), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to purchase and sell such securities to generate short-term realized gains. In certain circumstances, including those in which securities are selling at prices which exceed our view of their current fair value, and it is possible to reinvest the proceeds in a manner that meets our long-term asset-liability management objectives, we may sell certain securities. During 2011, we sold $1.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $59.9 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

We generally seek to balance the duration and cash flows of our invested assets with the estimated duration and cash flows of benefit payments arising from contract liabilities. These efforts may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses). When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. In certain circumstances, a mismatch of the durations or related cash flows of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See “- Quantitative and Qualitative Disclosures About Market Risks” for additional discussion of the duration of our invested assets and insurance liabilities.

For more information on our investment portfolio and our critical accounting policies related to investments, see the note to our consolidated financial statements entitled “Investments”.

Present Value of Future Profits and Deferred Acquisition Costs

In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of our Predecessor's deferred acquisition costs and the present value of future profits and replaced them with the present value of future profits as calculated on the Effective Date.

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2011 as follows: 13 percent in 2012, 11 percent in 2013, 9 percent in 2014, 8 percent in 2015 and 7 percent in 2016.

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

The blocks of universal life and interest-sensitive products in the Other CNO Business segment have not performed in accordance with prior estimates of future gross profits, resulting in adjustments to amortization expense over the last 3 years. For a description of these adjustments, see “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Results of Operations - Other CNO Business - Amortization Related to Operations”.

When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $7.2 million, $11.5 million and $(4.0) million during the years ended December 31, 2011, 2010 and 2009, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. We limit the total adjustment related to unrealized losses to the total of the costs capitalized plus interest (or the total value of policies inforce recognized at the Effective Date plus interest with respect to the present value of future profits) related to insurance policies issued in a particular year (or policies inforce at the Effective Date with respect to the present value of future profits). The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was a decrease of $747.1 million at December 31, 2011 (including $424.0 million for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2011, the balance of insurance acquisition costs was $2.1 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Universal life-type products (a):
5% increase to assumed mortality	$(89.8)
5% decrease to assumed mortality	91.2
15% increase to assumed expenses	(21.3)
15% decrease to assumed expenses	19.3
10 basis point decrease to assumed spread	(22.6)
10 basis point increase to assumed spread	22.3
10% increase to assumed lapses	—
10% decrease to assumed lapses	.1
Investment-type products:
20% increase to assumed surrenders	(63.1)
20% decrease to assumed surrenders	79.9
15% increase to assumed expenses	(7.0)
15% decrease to assumed expenses	7.0
10 basis point decrease to assumed spread	(31.1)
10 basis point increase to assumed spread	31.0
Other than universal life and investment-type products (b):
5% increase to assumed morbidity	(216.2)
50 basis point decrease to investment earnings rate	(107.4)
__________________

(a)
A significant portion of our universal life-type products inforce are valued in a loss recognition status. A favorable change in experience on such blocks may slow down future amortization; however, the current period adjustment to insurance acquisition costs would be small. This causes the downside sensitivities above to be lower in magnitude than the upside results.

(b)
We have excluded the effect of reasonably likely changes in mortality, lapse, surrender and expense assumptions for policies other than universal life and investment-type products. Our estimates indicate such changes would not result in any portion of the $2.9 billion balance of unamortized insurance acquisition costs related to these policies being unrecoverable.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2011	2010	2009
Bankers Life:
Medicare supplement (1) (3)	81.7%	82.3%	85.2%
Long-term care (1)	90.1%	89.0%	87.9%
Fixed index annuities (2) (4)	90.1%	88.7%	87.6%
Other annuities (2) (5)	87.4%	86.8%	87.0%
Life (1) (5)	87.2%	87.2%	87.4%
Washington National:
Medicare supplement (1) (5)	80.9%	78.8%	78.9%
Supplemental health (1) (5)	88.4%	88.7%	89.6%
Life (1) (5)	93.3%	93.3%	92.8%
Colonial Penn:
Life (1) (5)	85.6%	86.1%	86.4%
Other CNO Business:
Long-term care (1) (5)	91.7%	91.5%	92.2%
Fixed index annuities (2) (6)	86.4%	88.6%	82.6%
Other annuities (1) (5)	91.2%	91.2%	93.3%
Life (1) (5)	92.3%	94.3%	93.6%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

(3)	The Medicare supplement block of Bankers Life reflected higher lapse activity which was expected due to continued conversions to new Medicare Modernization plans.

(4)	We believe this recent increase is related to the lack of competing investment products which would offer higher returns for consumers.

(5)	These persistency rates are generally in line with our expectations.

(6)
This block of business experienced higher than anticipated surrenders during 2009.  The annuities which experienced higher surrenders have a MVA feature, which effectively reduced (or in some cases eliminated) the charges paid upon the surrender of these policies as the 10-year treasury rate dropped to historic lows.  The impact of both the historical experience and projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of the annuity block of Other CNO Business to approximately break-even.  Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations - Other CNO Business - Amortization Related to Operations” for additional information.

Liabilities for Insurance Products - reserves for the future payment of long-term care policy claims

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions.  For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims.  In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims.  Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience.  Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  For example, our long-term care policy claims may be paid over a long period of time and, therefore, loss estimates have a higher degree of uncertainty.  We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business in our Other CNO Business segment.  Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in 2011 related to our long-term care business (in both our

Bankers Life and Other CNO Business segments) would result in a decrease in our earnings of approximately $35 to $70 million. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

Our accounting for the quota-share agreement

•	We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognize policyholder benefits and ceding commission expense as incurred.

•	We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

The following summarizes the pre-tax income of the PDP business (dollars in millions):

	2011	2010	2009
Insurance policy income	$54.5	$67.8	$78.6
Fee revenue and other	2.4	3.8	2.8
Total revenues	56.9	71.6	81.4
Insurance policy benefits	45.1	52.6	66.6
Commission expense	4.9	6.4	7.7
Other operating expenses	.3	.4	.6
Total expense	50.3	59.4	74.9
Pre-tax income	$6.6	$12.2	$6.5

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

Concluding that a valuation allowance is not required is difficult when there has been cumulative losses in recent years. As of September 30, 2011, we were no longer in a three-year cumulative loss position. We had achieved taxable income in each of the last twelve quarters preceding September 30, 2011, and our deferred tax valuation model reflects increased levels of taxable income in the future which will allow us to further utilize our deferred tax assets. Based on our assessment, it appears more likely than not that $866 million of our tax loss carryforwards included in deferred tax assets will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $143 million in the third quarter of 2011. We continue to assess the need for a valuation allowance in the future. If future results are less than those reflected in our model, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our deferred tax valuation model as of December 31, 2011, reflects future taxable income based on a normalized average annual taxable income for the last three years, plus 5% growth for the next five years and no growth thereafter. Taxable income used in the deferred tax valuation model for future periods through 2023 (the year in which significant non-life NOLs expire) includes $3.3 billion of life taxable income and $230 million of non-life taxable income. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance at December 31, 2008	$1,180.7
Increase in 2009	27.8	(a)
Expiration of capital loss carryforwards	(32.1)
Balance at December 31, 2009	1,176.4
Decrease in 2010	(95.0)	(b)
Balance at December 31, 2010	1,081.4
Decrease in 2011	(143.0)	(c)
Balance at December 31, 2011	$938.4

____________________

(a)
The $27.8 million increase to our valuation allowance during 2009 included increases of: (i) $23.0 million related to our reassessment of the recovery of our deferred tax assets following the completion of reinsurance transactions in 2009; and (ii) $4.8 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit.

(b)
The $95.0 million reduction to the deferred tax valuation allowance during 2010 resulted from the utilization of NOLs and capital loss carryforwards and higher projections of future taxable income based on evidence we consider to be objective and verifiable.

(c)
The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income as further discussed above.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the IRS takes an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income (“CODI”) resulting from the bankruptcy of our Predecessor and the classification of the loss we recognized as a result of the transfer of Senior Health to the Independent Trust (as further described below).

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

Section 382 of the Code imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Debentures) or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.55 percent at December 31, 2011), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2011, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2011, we had $4.1 billion of federal NOLs and $1.0 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss		Total loss
	Life		Non-life		carryforwards		carryforwards
2013	$—		$—		$940.3	(b)	$940.3
2014	—		—		28.7		28.7
2016	—		—		8.9		8.9
2018	1,432.2	(a)	—		—		1,432.2
2021	29.6		—		—		29.6
2022	204.1		—		—		204.1
2023	—	(b)	1,975.2	(a)	—		1,975.2
2024	—		3.2		—		3.2
2025	—		118.8		—		118.8
2027	—		216.8		—		216.8
2028	—		.5		—		.5
2029	—		148.8		—		148.8
Total	$1,665.9		$2,463.3		$977.9		$5,107.1
_________________________

(a)
The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of CODI.  If the IRS disagrees with the tax position we plan to take with respect to the allocation of CODI, and their position prevails, approximately $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

(b)
Capital loss carryforwards expiring in 2013 include a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. Due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return. If classifying this loss as ordinary is ultimately determined to be correct, capital loss carryforwards expiring in 2013 would decrease and life net operating loss carryforwards expiring in 2023 would increase by $742 million.

As more fully discussed below, the following interpretations of the tax law may have an impact on our ability to utilize our NOLs and are uncertain tax positions of the Company: (i) whether the CODI recognized in conjunction with our bankruptcy should be classified as a reduction to life or non-life NOLs; and (ii) whether the loss on our investment in Senior Health should be classified as an NOL or a capital loss carryforward. The recorded NOLs and capital loss carryforwards related to these items are fully offset by tax valuation allowances, as it is uncertain whether such assets will be realized.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the cancellation of indebtedness attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs. However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above. Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years. Due to uncertainties with respect to the ultimate position the IRS may take and limitations on our ability to utilize NOLs based on projected life and non-life income, we have considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance. If the IRS agrees with our position that the $631 million of CODI is a reduction to non-life NOLs, our valuation allowance would be reduced by approximately $140 million based on the income projection used in our valuation allowance at December 31, 2011. During 2011, we requested resolution with the IRS on this issue through the Pre-Filing Agreement Program and believe that it is reasonably possible to reach a resolution within the next twelve months. An estimate of the outcome cannot be predicted.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the tax code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $160 million based on income projections used in our valuation allowance at December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows (dollars in millions):

	Years ended December 31,
	2011	2010

Balance at beginning of year	$311.1	$300.6
Increase based on tax positions taken in prior years	7.1	10.5
Balance at end of year	$318.2	$311.1

As of both December 31, 2011 and 2010, $300 million of our unrecognized tax benefits, if recognized, would have resulted in a decrease in our valuation allowance for deferred tax assets. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense or our evaluation of the valuation allowance for deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Included in tax expense in 2011 is $1.1 million of interest. No such amounts were recognized in 2010 or 2009. The liability for accrued interest was $1.1 million at December 31, 2011, and was not significant at December 31, 2010.

Tax years 2008 through 2010 are open to examination by the IRS. The Company's various state income tax returns are generally open for tax years 2008 through 2010 based on the individual state statutes of limitation. Generally, for tax years which generate net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

Liabilities for Insurance Products

At December 31, 2011, the total balance of our liabilities for insurance products was $24.7 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business in the Other CNO Business segment. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

Accounting for Long-term Care Premium Rate Increases

Many of our long-term care policies have been subject to premium rate increases. In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the Effective Date. With respect to certain premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

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

•
Florida Order - In 2004, the Florida Office of Insurance Regulation issued an order regarding home health care business in Florida in our Other CNO Business segment. The order required a choice of three alternatives to be offered to holders of home health care policies in Florida subject to premium rate increases as follows:

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

Estimated Impact of Pending Accounting Standard on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board issued authoritative guidance that modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance impacts the timing of GAAP reported financial results, but has no impact on cash flows, statutory financial results or the ultimate profitability of the business.

The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance is met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required.  We currently expect that the adoption of this guidance will result in a reduction to our book value of approximately $580 million, or $1.96 per diluted share. If the new guidance had been effective at December 31, 2011, we estimate that our earnings for 2011 would have been reduced by approximately $47 million, or approximately $.15 per diluted share. The guidance will reduce the balance of deferred acquisition costs, its amortization and the amount of costs that we capitalize. We expect that we will be able to defer most commission payments, plus other costs directly related to the production of new business. The proposed change does not impact the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there will be no change in the amortization of the present value of future profits.

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

Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2011	2010	2009
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$327.2	$284.1	$278.0
Washington National	99.2	104.6	110.9
Colonial Penn	27.3	26.5	29.4
Other CNO Business	13.4	(11.5)	(43.6)
Corporate operations	(127.4)	(128.9)	(144.6)
	339.7	274.8	230.1
Net realized investment gains (losses), net of related amortization:
Bankers Life	41.1	51.9	(31.6)
Washington National	2.0	(7.4)	(2.6)
Colonial Penn	5.8	6.6	4.5
Other CNO Business	5.7	(28.9)	(19.4)
Corporate operations	—	(3.5)	(7.4)
	54.6	18.7	(56.5)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(14.9)	—	—
Other CNO Business	(.2)	—	—
	(15.1)	—	—
Income (loss) before income taxes:
Bankers Life	353.4	336.0	246.4
Washington National	101.2	97.2	108.3
Colonial Penn	33.1	33.1	33.9
Other CNO Business	18.9	(40.4)	(63.0)
Corporate operations	(127.4)	(132.4)	(152.0)
Income before income taxes	$379.2	$293.5	$173.6
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

Bankers Life (dollars in millions)

	2011	2010	2009
Premium collections:
Annuities	$985.5	$1,005.5	$1,060.4
Medicare supplement and other supplemental health	1,330.6	1,360.1	1,711.7
Life	250.0	209.6	228.8
Total collections	$2,566.1	$2,575.2	$3,000.9
Average liabilities for insurance products:
Annuities:
Mortality based	$241.4	$250.1	$250.9
Fixed index	2,350.5	1,833.6	1,506.3
Deposit based	4,768.9	4,899.7	4,789.9
Medicare supplement and other supplemental health	4,547.6	4,355.3	4,122.1
Life:
Interest sensitive	428.6	412.9	401.6
Non-interest sensitive	428.2	355.3	407.2
Total average liabilities for insurance products, net of reinsurance ceded	$12,765.2	$12,106.9	$11,478.0
Revenues:
Insurance policy income	$1,612.4	$1,596.2	$1,959.2
Net investment income:
General account invested assets	780.3	719.3	643.6
Fixed index products	(14.0)	32.6	24.5
Other special-purpose portfolios	—	7.0	10.0
Fee revenue and other income	13.8	12.8	10.2
Total revenues	2,392.5	2,367.9	2,647.5
Expenses:
Insurance policy benefits	1,361.7	1,376.5	1,667.5
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	161.2	175.3	183.1
Fixed index products	47.2	55.5	54.4
Amortization related to operations	308.6	290.5	267.9
Interest expense on investment borrowings	4.8	1.0	—
Other operating costs and expenses	181.8	185.0	196.6
Total benefits and expenses	2,065.3	2,083.8	2,369.5
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	327.2	284.1	278.0
Net realized investment gains (losses)	47.9	62.1	(31.4)
Amortization related to net realized investment gains (losses)	(6.8)	(10.2)	(.2)
Net realized investment gains (losses), net of related amortization	41.1	51.9	(31.6)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(31.2)	—	—
Amortization related to fair value changes in embedded derivative liabilities	16.3	—	—
Fair value changes in embedded derivative liabilities, net of related amortization	(14.9)	—	—
Income before income taxes	$353.4	$336.0	$246.4

	2011	2010	2009
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,181.5	$1,206.5	$1,489.4
Benefit ratio (a)	87.7%	88.3%	87.0%
Medicare supplement:
Insurance policy benefits	$495.4	$505.6	$468.8
Benefit ratio (a)	69.0%	70.9%	70.7%
PDP:
Insurance policy benefits	$45.1	$52.7	$66.6
Benefit ratio (a)	82.8%	77.7%	84.7%
PFFS:
Insurance policy benefits	$(1.6)	$(18.1)	$318.2
Benefit ratio (a)	N/A	N/A	87.0%
Long-term care:
Insurance policy benefits	$642.6	$666.3	$635.8
Benefit ratio (a)	112.6%	113.7%	105.2%
Interest-adjusted benefit ratio (b)	68.8%	73.0%	67.9%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $249.8 million, $238.8 million and $225.1 million in 2011, 2010 and 2009, respectively.

Total premium collections were $2,566.1 million in 2011, down .4 percent from 2010, and $2,575.2 million in 2010, down 14 percent from 2009. Premium collections include $3.7 million, $1.1 million and $369.0 million in 2011, 2010 and 2009, respectively, of premiums collected pursuant to the Private-Fee-for-Service (“PFFS”) quota-share agreements with Coventry which were terminated or expired prior to 2010. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $12.8 billion in 2011, up 5.4 percent from 2010, and $12.1 billion in 2010, up 5.5 percent from 2009. The increase in such liabilities was primarily due to increases in annuity and health reserves resulting from new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income includes $3.6 million, $(.7) million and $365.7 million in 2011, 2010 and 2009, respectively, of premium income from the PFFS quota-share agreements with Coventry which were terminated or expired prior to 2010.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 8.5 percent, to $780.3 million, in 2011 and 12 percent, to $719.3 million, in 2010. The average balance of general account invested assets was $13.6 billion, $12.3 billion and $11.4 billion in 2011, 2010 and 2009, respectively. The average yield on these assets was 5.75 percent in 2011, 5.84 percent in 2010 and 5.64 percent in 2009. The increase in general account invested assets is primarily due to:  (i) sales of our annuity and health products in recent periods; and (ii) the proceeds from collateralized borrowings from the Federal Home Loan Bank (“FHLB”) pursuant to an investment borrowing program that commenced in September 2010. The increase in net investment income in the 2011 periods reflects: (i) the growth in general account invested assets; and (ii) higher bond prepayment income. Prepayment income was $15.4 million and $11.0 million in 2011 and 2010, respectively. There was no significant prepayment income in 2009. The decline in average yield in 2011 is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB. The yield in 2009 reflected a higher amount of short-term investments with relatively lower yields.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(18.0) million, $21.1 million and $38.5 million in 2011, 2010 and 2009, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products. Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income (loss) on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we sold this trading portfolio and invested the proceeds in higher yielding investments. Such trading account income (loss) was $4.0 million, $11.5 million and $(14.0) million in 2011, 2010 and 2009, respectively.

Net investment income on other special-purpose portfolios in the 2010 and 2009 periods primarily includes the income related to Company-owned life insurance (“COLI”) which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets were recorded as net investment income and totaled $5.0 million and $7.1 million in 2010 and 2009, respectively. We also recognized a death benefit of $2.9 million in 2009. Beginning in the first quarter of 2011, the Bankers Life segment is allocated a return on COLI investments equivalent to the yield on the Company’s overall portfolio (classified as net investment income on general account assets); and the Corporate Operations segment is allocated any difference between the actual COLI return and the amount allocated to the Bankers Life segment.

Fee revenue and other income was $13.8 million in 2011, compared to $12.8 million in 2010, and $10.2 million in 2009. We recognized fee income of $11.8 million, $11.4 million and $9.2 million in 2011, 2010 and 2009, respectively, pursuant to marketing agreements to sell PFFS, PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $12.4 million, $8.1 million and $7.7 million in 2011, 2010 and 2009, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 70.7 percent, 72.1 percent and 71.9 percent in 2011, 2010 and 2009, respectively. The decrease in the benefit ratio in 2011 reflects favorable claim experience.

The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry ceased selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $9.4 million, $15.2 million and $12.0 million in 2011, 2010 and 2009, respectively. Insurance margins on the PFFS business were $47.5 million in 2009. In 2011 and 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(1.6) million and $(18.1) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 112.6 percent, 113.7 percent and 105.2 percent in 2011, 2010 and 2009, respectively.  The interest-adjusted benefit ratio on this business was 68.8 percent, 73.0 percent and 67.9 percent in 2011, 2010 and 2009, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $25.3 million, $26.3 million and $10.0 million in 2011, 2010 and 2009, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 117.0 percent, 118.2 percent and 106.9 percent in 2011, 2010 and 2009, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense). The benefit ratio in 2011 and 2010 increased as the business continues to age and as new business becomes less of a component of the overall inforce business; partially offset by higher investment income.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  We expect to implement rate increases of approximately $35 million after approval from all states.  Approximately $28 million of approvals had been received as of December 31, 2011.  In 2011 and 2009, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to $22.7 million in 2011 and $37.2 million in 2009 and included:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $161.2 million, $175.3 million and $183.1 million in 2011, 2010 and 2009, respectively. The weighted average crediting rates for these products was 3.1 percent, 3.3 percent and 3.5 percent in 2011, 2010 and 2009, respectively. The average liabilities of the deposit-based annuity block was $4.8 billion, $4.9 billion and $4.8 billion in 2011, 2010 and 2009, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $308.6 million, $290.5 million and $267.9 million in 2011, 2010 and 2009, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $23 million.  Amortization expense related to our annuity block continued to increase in 2011 and 2010 due to higher gross profits on this business. We limit the total amortization adjustments resulting from losses on a block of business issued in a particular year to an amount which would not result in the balance of insurance acquisition costs exceeding the total of costs capitalized plus interest. During 2009, amortization adjustments related to annuities decreased by $5.9 million due to this limitation.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Investment Borrowings”.

Other operating costs and expenses in our Bankers Life segment were $181.8 million in 2011, down 1.7 percent from 2010 and were $185.0 million in 2010, down 5.9 percent from 2009. Other operating costs and expenses include the following (dollars in millions):

	2011	2010	2009
Expenses related to the marketing and quota-share agreements with Coventry	$9.6	$13.6	$28.6
Commission expense	15.3	15.1	18.0
Other operating expenses	156.9	156.3	150.0
Total	$181.8	$185.0	$196.6

Net realized investment gains (losses) fluctuated each period. During 2011, net realized investment gains in this segment included $55.8 million of net gains from the sales of investments (primarily fixed maturities) and $7.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($11.4 million, prior to the $3.5 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment gains in this segment included $116.8 million of net gains from the sales of investments (primarily fixed maturities) and $54.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($50.7 million, prior to the $(4.0) million of impairment losses recognized through accumulated other comprehensive income (loss)).  During 2009, net realized investment losses in this segment included $65.0 million of net gains from the sales of investments (primarily fixed maturities) and $96.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($182.2 million, prior to the $85.8 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $6.8 million, $10.2 million and $.2 million in 2011, 2010 and 2009, respectively.

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

Washington National (dollars in millions)

	2011	2010	2009
Premium collections:
Medicare supplement and other supplemental health	$569.8	$564.9	$566.3
Life	16.0	16.2	30.1
Total collections	$585.8	$581.1	$596.4
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,436.2	$2,470.1	$2,518.2
Non-interest sensitive life	201.4	206.7	376.7
Total average liabilities for insurance products, net of reinsurance ceded	$2,637.6	$2,676.8	$2,894.9
Revenues:
Insurance policy income	$585.1	$581.0	$597.9
Net investment income:
General account invested assets	189.4	184.2	191.2
Trading account income related to reinsurer accounts	3.8	2.5	4.2
Change in value of embedded derivatives related to modified coinsurance agreements	(3.7)	(1.3)	(6.5)
Fee revenue and other income	1.0	1.1	1.5
Total revenues	775.6	767.5	788.3
Expenses:
Insurance policy benefits	464.5	450.6	467.0
Amortization related to operations	56.5	56.9	53.9
Interest expense on investment borrowings	.7	—	—
Other operating costs and expenses	154.7	155.4	156.5
Total benefits and expenses	676.4	662.9	677.4
Income before net realized investment gains (losses) and income taxes	99.2	104.6	110.9
Net realized investment gains (losses)	2.0	(7.4)	(2.6)
Income before income taxes	$101.2	$97.2	$108.3
Health benefit ratios:
All health lines:
Insurance policy benefits	$442.8	$432.5	$433.3
Benefit ratio (a)	77.8%	76.7%	76.2%
Medicare supplement:
Insurance policy benefits	$93.5	$106.6	$124.0
Benefit ratio (a)	68.5%	67.3%	68.3%
Supplemental health:
Insurance policy benefits	$343.4	$322.2	$303.4
Benefit ratio (a)	80.0%	80.4%	79.5%
Interest-adjusted benefit ratio (b)	51.3%	49.2%	46.0%
Other health:
Insurance policy benefits	$5.9	$3.7	$5.9
Benefit ratio (a)	155.6%	76.1%	110.2%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products.  The investment income earned on the accumulated assets backing the supplemental health reserves was $122.8 million, $125.1 million and $127.7 million in 2011, 2010 and 2009, respectively.

Total premium collections were $585.8 million in 2011, up .8 percent from 2010, and $581.1 million in 2010, down 2.6 percent from 2009. See “Premium Collections” for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in 2011, down 1.5 percent from 2010, and $2.7 billion in 2010, down 7.5 percent from 2009. The decrease in such liabilities in 2011 and 2010 was primarily due to the coinsurance transaction with Wilton Re completed in September 2009, as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Reinsurance”, and policyholder redemptions and lapses exceeding new sales.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income did not fluctuate significantly in 2011 and 2010, as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales. The decrease in insurance policy income in 2010 is primarily due to lower premiums from our life insurance block reflecting the impact of the completion of the coinsurance transaction with Wilton Re in 2009. See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) increased 2.8 percent, to $189.4 million in 2011 and decreased 3.7 percent, to $184.2 million, in 2010. The average balance of general account invested assets was $3.2 billion, $3.1 billion and $3.3 billion in 2011, 2010 and 2009, respectively. The average yield on these assets was 5.86 percent in 2011, 5.90 percent in 2010 and 5.71 percent in 2009. The increase in general account invested assets and the higher net investment income in 2011 are primarily due to the increase in invested assets purchased with the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in this segment in June 2011. The decline in average yield in 2011 is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB partially offset by prepayment income. The increase in yield in 2010 primarily resulted from shifts among asset classes to increase income.

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

The benefit ratios on Washington National's Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions and competition from companies offering Medicare Advantage products. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of nil, $4.2 million and $4.6 million in 2011, 2010 and 2009, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 68.5 percent, 69.9 percent and 70.8 percent in 2011, 2010 and 2009, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $43.0 million, $51.8 million and $57.6 million in 2011, 2010 and 2009, respectively. Such decreases are primarily due to lower sales and to policyholder lapses; partially offset by favorable claim experience.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $85.8 million, $78.6 million and $78.2 million in 2011, 2010 and 2009, respectively. The fluctuation in margin in 2011 is primarily related to higher insurance policy income due to the growth in this block of business. In addition, we recognized $7.6 million of out-of-period adjustments in 2011, which decreased the insurance margin on these products.

The benefit ratios on Washington National’s other products are subject to fluctuations due to the smaller size of these blocks of business. We also recognized a $2.1 million out-of-period adjustment in 2011, which increased the benefit ratio on these products.

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

Interest expense on investment borrowings represents $.7 million of interest expense on collateralized borrowings in 2011, as further described in the note to the consolidated financial statements entitled “Summary of Significant Accounting

Policies - Investment Borrowings”.

Other operating costs and expenses were $154.7 million, $155.4 million and $156.5 million in 2011, 2010 and 2009, respectively. Other operating costs and expenses include commission expense of $67.2 million, $64.8 million and $63.6 million in 2011, 2010 and 2009, respectively.

Net realized investment gains (losses) fluctuate each period. During 2011, net realized investment gains in this segment included $9.6 million of net gains from the sales of investments (primarily fixed maturities) and $7.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.1 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment losses in this segment included $23.5 million of net gains from the sales of investments (primarily fixed maturities) and $30.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($31.1 million, prior to the $.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During 2009, net realized investment losses in this segment included $25.7 million of net gains from the sales of investments (primarily fixed maturities) and $28.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($64.4 million, prior to the $36.1 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	2011	2010	2009
Premium collections:
Life	$196.4	$187.7	$187.3
Supplemental health	5.7	6.4	7.5
Total collections	$202.1	$194.1	$194.8
Average liabilities for insurance products:
Annuities-mortality based	$77.7	$79.4	$81.7
Supplemental health	16.2	17.6	19.1
Life:
Interest sensitive	20.3	21.3	23.2
Non-interest sensitive	589.8	579.7	569.6
Total average liabilities for insurance products, net of reinsurance ceded	$704.0	$698.0	$693.6
Revenues:
Insurance policy income	$203.0	$194.9	$196.1
Net investment income:
General account invested assets	41.1	39.3	38.7
Fee revenue and other income	.9	.7	.9
Total revenues	245.0	234.9	235.7
Expenses:
Insurance policy benefits	149.2	143.8	141.9
Amounts added to annuity and interest-sensitive life product account balances	.9	1.0	1.1
Amortization related to operations	37.0	33.3	33.3
Other operating costs and expenses	30.6	30.3	30.0
Total benefits and expenses	217.7	208.4	206.3
Income before net realized investment gains and income taxes	27.3	26.5	29.4
Net realized investment gains	5.8	6.6	4.5
Income before income taxes	$33.1	$33.1	$33.9

Total premium collections increased 4.1 percent, to $202.1 million, in 2011 and decreased .4 percent, to $194.1 million, in 2010. See “Premium Collections” for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded, did not fluctuate significantly during the three years ended December 31, 2011.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. In 2009, insurance policy income includes the recognition of a $3.4 million final distribution and commutation amount following the termination of a group insurance pool that Colonial Penn previously participated in.  Insurance policy income also reflects the growth in this segment.

Net investment income on general account invested assets did not fluctuate significantly during the three years ended December 31, 2011. The average balance of general account invested assets was $680.1 million in 2011, $662.8 million in 2010 and $659.9 million in 2009. The average yield on these assets was 6.04 percent in 2011, 5.93 percent in 2010 and 5.86 percent in 2009.

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

Other operating costs and expenses in our Colonial Penn segment did not fluctuate significantly during the three years ended December 31, 2011.

Net realized investment gains fluctuated each period. During 2011, net realized investment gains in this segment included $6.2 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment gains in this segment included $9.0 million of net gains from the sales of investments (primarily fixed maturities) and $2.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($2.7 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During 2009, net realized investment gains in this segment included $8.7 million of net gains from the sales of investments (primarily fixed maturities) and $4.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($4.6 million, prior to the $.4 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Other CNO Business (dollars in millions)

	2011	2010	2009
Premium collections:
Annuities	$16.4	$16.4	$78.4
Other health	27.8	31.7	34.1
Life	179.4	191.6	210.2
Total collections	$223.6	$239.7	$322.7
Average liabilities for insurance products:
Annuities:
Mortality based	$216.1	$210.5	$215.2
Fixed index	617.4	713.8	778.5
Deposit based	672.7	670.9	661.5
Separate accounts	16.8	16.7	18.2
Other health	481.6	480.0	485.9
Life:
Interest sensitive	2,493.7	2,585.5	2,777.2
Non-interest sensitive	787.8	834.1	862.7
Total average liabilities for insurance products, net of reinsurance ceded	$5,286.1	$5,511.5	$5,799.2
Revenues:
Insurance policy income	$290.0	$297.9	$340.4
Net investment income:
General account invested assets	346.9	352.1	357.1
Fixed index products	(3.4)	9.8	7.0
Trading account income related to policyholder accounts	.6	2.7	7.8
Total revenues	634.1	662.5	712.3
Expenses:
Insurance policy benefits	350.1	367.6	376.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	120.4	127.6	138.8
Fixed index products	9.4	25.8	36.3
Amortization related to operations	42.4	51.6	81.6
Interest expense on investment borrowings	20.3	20.0	20.5
Other operating costs and expenses	78.1	81.4	102.1
Total benefits and expenses	620.7	674.0	755.9
Income (loss) before net realized investment losses and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	13.4	(11.5)	(43.6)
Net realized investment gains (losses)	6.1	(27.6)	(23.6)
Amortization related to net realized investment gains (losses)	(.4)	(1.3)	4.2
Net realized investment gains (losses), net of related amortization	5.7	(28.9)	(19.4)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(3.2)	—	—
Amortization related to fair value changes in embedded derivative liabilities	3.0	—	—
Fair value changes in embedded derivative liabilities, net of related amortization	(.2)	—	—
Income (loss) before income taxes	$18.9	$(40.4)	$(63.0)

	2011	2010	2009
Health benefit ratios:
All health lines:
Insurance policy benefits	$63.9	$65.7	$62.7
Benefit ratio (a)	217.4%	202.3%	178.9%
Long-term care:
Insurance policy benefits	$62.7	$63.0	$59.9
Benefit ratio (a)	226.4%	210.8%	186.7%
Interest-adjusted benefit ratio (b)	127.3%	123.8%	107.9%
Other health:
Insurance policy benefits	$1.2	$2.7	$2.8
Benefit ratio (a)	70.4%	104.2%	95.5%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products in our Other CNO Business segment by dividing such product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of “interest-adjusted benefit ratios” differ from “benefit ratios” due to the deduction of interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of the interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the “interest-adjusted benefit ratio” does not replace the “benefit ratio” as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both “benefit ratios” and “interest-adjusted benefit ratios” when analyzing the financial results attributable to these products. The investment income earned on the accumulated assets backing the long-term care reserves was $27.4 million, $26.0 million and $25.2 million in 2011, 2010 and 2009, respectively.

Total premium collections were $223.6 million in 2011, down 6.7 percent from 2010, and $239.7 million in 2010, down 26 percent from 2009. The decrease in collected premiums was primarily due to policyholder redemptions and lapses and lower life insurance premiums subsequent to the completion of the coinsurance transaction with Wilton Re in 2009. See “Premium Collections” for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $5.3 billion in 2011, down 4.1 percent from 2010, and $5.5 billion in 2010, down 5.0 percent from 2009. The decreases in such liabilities were primarily due to: (i) the coinsurance transaction with Wilton Re completed in September 2009, as further discussed in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Reinsurance”; and (ii) policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage. The decrease in insurance policy income is primarily due to lower policyholder and surrender charges and premiums from our life insurance block including the impact of the completion of the coinsurance transaction with Wilton Re in 2009. See “Premium Collections” for further analysis.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 1.5 percent, to $346.9 million, in 2011 and 1.4 percent, to $352.1 million, in 2010 . The average balance of general account invested assets was $5.9 billion in 2011, $6.0 billion in 2010 and $6.3 billion in 2009. The average yield on these assets was 5.89 percent in 2011, 5.84 percent in 2010 and 5.71 percent in 2009. The increase in yield in 2011 and 2010 primarily resulted from shifts among asset classes to increase income, and from bond prepayment income. Prepayment income was $4.4 million, $5.1 million and $(.9) million in 2011, 2010 and 2009, respectively. The reduction in average invested assets was primarily due to the coinsurance transaction with Wilton Re completed in 2009.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread earned on the related insurance liabilities is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products were $(3.2) million, $7.1 million and $12.2 million 2011, 2010 and 2009, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we sold this trading portfolio and invested the proceeds in higher yielding investments. Such trading account income (loss) was $(.2) million, $2.7 million and $(5.2) million in 2011, 2010 and 2009, respectively.

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

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 226.4 percent, 210.8 percent and 186.7 percent in 2011, 2010 and 2009, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $6.1 million, $3.8 million and $2.1 million in 2011, 2010 and 2009, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 204.3 percent, 198.1 percent and 180.1 percent in 2011, 2010 and 2009, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and lower policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 127.3 percent, 123.8 percent and 107.9 percent in 2011, 2010 and 2009, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 105.2 percent, 111.1 percent and 101.5 percent in 2011, 2010 and 2009, respectively.

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

The benefit ratios on Other CNO Business' other products are subject to fluctuations due to the smaller size of these blocks of business.

During both 2011 and 2010, we were required to recognize approximately $13 million of additional increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. Earnings in the first quarter of 2010 were unfavorably impacted by changes in assumptions related to when certain NGEs would be implemented. These changes resulted in increases to insurance policy benefits and amortization of insurance acquisition costs of approximately $8 million.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $120.4 million, $127.6 million and $138.8 million in 2011, 2010 and 2009, respectively. The decrease was primarily due to a smaller block of interest-sensitive life business inforce due to: (i) lapses exceeding new sales in recent periods; and (ii) the completion of the coinsurance transaction with Wilton Re in 2009. The weighted average crediting rates for these products were 3.9 percent, 4.0 percent and 4.1 percent in 2011, 2010 and 2009, respectively.

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

In 2010, amortization increased by $6 million representing the write-off of the balance of the present value of future profits related to this segment's long-term care insurance block. Such write-off was based on actuarial studies indicating such balance was no longer expected to be recoverable from future profits. Amortization on our annuity block of business decreased $15 million in 2010 as compared to 2009, primarily due to better persistency.

During 2009, we were required to accelerate the amortization of insurance acquisition costs by approximately $25 million for the changes in three assumptions related to future profits from our universal life products in this segment. The first change resulted in additional amortization expense of $24 million and relates to the investment earnings assumption for the entire interest-sensitive block of life insurance business. The average yield on our general account invested assets decreased during 2009 reflecting lower new money rates. Accordingly, the future weighted average investment earnings assumptions were reduced reflecting the lower portfolio earnings. The second change resulted from refinements to our estimates of premium taxes expected to be incurred in the future, and resulted in a reduction to amortization expense of $8 million. The third change resulted in additional amortization expense of $9 million and relates to the assumption of when we will ultimately increase certain non-guaranteed premium rates related to the Lifetrend insurance products. As described in the note to the consolidated financial statements entitled “Commitments and Contingencies - Litigation and Other Legal Proceedings - Regulatory Examinations and Fines,” we have entered into a settlement agreement with the regulators regarding this issue.

During the last three years, we were required to accelerate the amortization of insurance acquisition costs due to the experience of a block of fixed index annuities.  This block of business has experienced higher than anticipated surrenders and we have increased our expected surrender assumptions in future periods.  These annuities also have a MVA feature, which effectively reduced (or in some cases, eliminated) the charges paid upon the surrender of these policies in the recent periods as the 10-year treasury rate dropped.  The impact of both the historical experience and the projected increased surrender activity and higher MVA benefits has reduced our expectations on the profitability of this block to approximately break-even.  We recognized additional amortization of approximately $3.1 million, $6.8 million and $8.5 million in 2011, 2010 and 2009, respectively, related to the actual and expected future changes in the experience of this block.  We continue to hold insurance acquisition costs of approximately $40 million related to these products.  Results for this block are expected to exhibit increased volatility in the future, because the difference between our assumptions and actual experience will be reflected in earnings in the period such differences occur.

Interest expense on investment borrowings includes $20.2 million, $19.8 million and $20.3 million of interest expense on collateralized borrowings in 2011, 2010 and 2009, respectively, as further described in the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Investment Borrowings”.

Other operating costs and expenses were $78.1 million, $81.4 million and $102.1 million in 2011, 2010 and 2009, respectively. Other operating costs and expenses include commission expense of $3.7 million, $6.2 million and $8.0 million in 2011, 2010 and 2009, respectively. The decrease in these expenses reflects the decline in size of this segment's block of business.

Net realized investment gains (losses) fluctuate each period. During 2011, net realized investment gains in this segment included $20.5 million of net gains from the sales of investments (primarily fixed maturities) and $14.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($15.4 million, prior to the $1.0 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment losses in this segment included $30.9 million of net gains from the sales of investments (primarily fixed maturities) and $58.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($59.0 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)).  During 2009, net realized investment losses in this segment included $29.4 million of net gains from the sales of investments (primarily fixed maturities) and $53.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($120.3 million, prior to the $67.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.4 million, $1.3 million and $(4.2) million in 2011, 2010 and 2009, respectively.

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

Corporate Operations (dollars in millions)

	2011	2010	2009
Corporate operations:
Interest expense on corporate debt	$(76.3)	$(79.3)	$(84.7)
Net investment income (loss):
General account invested assets	3.0	.1	.3
Other special-purpose portfolios	(8.7)	(1.5)	1.4
Fee revenue and other income	1.3	1.6	2.7
Net operating results of variable interest entities	7.5	7.2	.8
Interest expense on investment borrowings	(.2)	—	—
Loss on extinguishment or modification of debt	(3.4)	(6.8)	(22.2)
Other operating costs and expenses	(50.6)	(50.2)	(42.9)
Loss before net realized investment losses and income taxes	(127.4)	(128.9)	(144.6)
Net realized investment losses	—	(3.5)	(7.4)
Loss before income taxes	$(127.4)	$(132.4)	$(152.0)

Interest expense on corporate debt has been impacted by: (i) an amendment to our Second Amended and Restated Credit Agreement dated as of October 10, 2006 (the “Previous Senior Credit Agreement”) in 2009; (ii) repayments of our Previous Senior Credit Agreement; (iii) repurchases of 3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”); (iv) completion of a cash tender offer (the “Tender Offer”) for $176.5 million aggregate principal amount of the 3.5% Debentures; (v) the issuances of 7.0% Debentures; (vi) the issuance of 9.0% Senior Secured Notes; (vii) prepayments of our Senior Secured Credit Agreement in 2011 and the amendment in May 2011 which reduced the interest rates payable on the Senior Secured Credit Agreement; and (viii) repayments of the Senior Health Note. Such transactions are further discussed in the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations”. Our average corporate debt outstanding was $951.7 million, $1,036.5 million and $1,275.8 million in 2011, 2010 and 2009, respectively. The average interest rate on our debt was 7.4 percent, 7.3 percent and 5.7 percent in 2011, 2010 and 2009, respectively.

Net investment income on general account invested assets increased in 2011 due to our decision to increase invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to an employee deferred compensation plan held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants’ account balances); (ii) trading account activities which commenced in the first quarter of 2011; (iii) income from COLI exceeding the return on these investments equivalent to our overall portfolio yield beginning in the first quarter of 2011; and (iv) investments in certain hedge funds which commenced in the third quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers’ agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations. In 2011, we recognized income (losses) of $7.3 million and $(7.8) million from trading account activities and COLI, respectively, in the Corporate Operations segment as well as $6.7 million of losses related to our hedge fund investments.

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

Loss on extinguishment or modification of debt of $3.4 million in 2011 represents the write-off of unamortized discount and issuance costs associated with repayments of the Senior Secured Credit Agreement. The loss on extinguishment of debt of $6.8 million in 2010 resulted from the write-off of unamortized discount and issuance costs related to: (i) the repurchases of 3.5% Debentures; and (ii) the repayment of our Previous Senior Credit Agreement. The loss on extinguishment or modification of debt in 2009 consisted of expenses incurred and the write-off of unamortized discount or issuance costs totaling $22.2 million related to the following transactions: (i) the Tender Offer; (ii) repayment of principal amounts on the Previous Senior Credit Agreement from the proceeds from the issuance of common stock; and (iii) modifications to our Previous Senior Credit Agreement in March 2009 and December 2009. These transactions are further discussed in the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations”.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period.

Net realized investment losses often fluctuate each period. During 2011, net realized investment gains in this segment included $4.3 million of net gains from the sales of investments (of which $3.0 million were gains recognized by VIEs) and $4.3 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2010, net realized investment losses in this segment included $.2 million of net losses from the sales of investments (of which $.4 million were losses recognized by VIEs) and $3.3 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2009, net realized investment losses in this segment included $6.1 million of net gains from the sales of investments (of which $.7 million were losses recognized by a VIE) and $13.5 million of writedowns of investments (all of which were recognized by a VIE) due to other-than-temporary declines in value.

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

Our insurance segments sell products through three primary distribution channels - career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Washington National segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, Medicare Part D contracts, life insurance and annuities.  These agents visit the customer’s home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of graded benefit life and simplified issue life insurance policies which are sold directly to the policyholder.  Our Washington National segment sells primarily supplemental health and life insurance.  These products are marketed through PMA and through independent marketing organizations and insurance agencies, including worksite marketing.

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Moody’s and Fitch are “B+ (Good)” (except Conseco Life), “BB+”, “Ba1” and “BBB” (except Conseco Life), respectively.  The current financial strength rating of Conseco Life from A.M. Best and Fitch is “B-” and “BB+”, respectively.  For a description of these ratings and additional information on our ratings, see “Financial Strength Ratings of our Insurance Subsidiaries.”

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

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2011	2010	2009
Premiums collected by product:
Annuities:
Fixed index (first-year)	$708.4	$577.7	$350.1
Other fixed rate (first-year)	272.9	423.5	707.0
Other fixed rate (renewal)	4.2	4.3	3.3
Subtotal - other fixed rate annuities	277.1	427.8	710.3
Total annuities	985.5	1,005.5	1,060.4
Health:
Medicare supplement (first-year)	101.3	116.4	91.7
Medicare supplement (renewal)	599.9	581.4	562.0
Subtotal - Medicare supplement	701.2	697.8	653.7
Long-term care (first-year)	23.5	22.2	17.7
Long-term care (renewal)	538.4	562.4	583.9
Subtotal - long-term care	561.9	584.6	601.6
PDP and PFFS (first year)	1.8	3.7	96.0
PDP and PFFS (renewal)	54.7	62.7	348.4
Subtotal – PDP and PFFS	56.5	66.4	444.4
Other health (first-year)	1.6	2.1	2.7
Other health (renewal)	9.4	9.2	9.3
Subtotal - other health	11.0	11.3	12.0
Total health	1,330.6	1,360.1	1,711.7
Life insurance:
First-year	115.8	97.7	82.6
Renewal	134.2	111.9	146.2
Total life insurance	250.0	209.6	228.8
Collections on insurance products:
Total first-year premium collections on insurance products	1,225.3	1,243.3	1,347.8
Total renewal premium collections on insurance products	1,340.8	1,331.9	1,653.1
Total collections on insurance products	$2,566.1	$2,575.2	$3,000.9

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment decreased 2.0 percent, to $985.5 million, in 2011 and 5.2 percent, to $1,005.5 million, in 2010. The change in mix of premium collections between our fixed index products and our fixed annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

Health products include Medicare supplement, Medicare Part D contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased .5 percent, to $701.2 million, in 2011 and 6.7 percent, to $697.8 million, in 2010.

Premiums collected on Bankers Life's long-term care policies decreased 3.9 percent, to $561.9 million, in 2011 and 2.8 percent, to $584.6 million, in 2010. The decreases in 2011 and 2010 were primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to various quota-share reinsurance agreements with Coventry. In order to reduce the required statutory capital associated with the assumption of group PFFS business, we terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009. Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business. In the third quarter of 2009, Bankers Life began offering Humana's Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on the PFFS business were $3.7 million, $1.1 million and $369.0 million in 2011, 2010 and 2009, respectively. The PFFS premiums recognized in 2011 and 2010 related to adjustments to prior year contracts based on audits conducted by the Centers for Medicare and Medicaid Services, an agency of the United States government which, among other things, administers the Medicare program. Such audits can result in positive or negative adjustments to premium revenue in the period the results are reported to us. These agreements are described in “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Critical Accounting Policies”.

Premiums collected on other health products declined in 2011 and 2010 as we no longer actively market these products.

Life products in this segment are sold primarily to the senior market through our career agents. Life premiums collected in this segment increased 19 percent, to $250.0 million, in 2011 and decreased 8.4 percent, to $209.6 million, in 2010. Collected premiums in 2011 reflect higher sales in this segment.

Washington National (dollars in millions)

	2011	2010	2009
Premiums collected by product:
Health:
Medicare supplement (first-year)	$1.9	$3.8	$7.2
Medicare supplement (renewal)	130.2	151.0	170.6
Subtotal - Medicare supplement	132.1	154.8	177.8
Supplemental health (first-year)	54.1	52.0	45.4
Supplemental health (renewal)	380.1	353.5	337.9
Subtotal – supplemental health	434.2	405.5	383.3
Other health (all renewal)	3.5	4.6	5.2
Total health	569.8	564.9	566.3
Life insurance:
First-year	1.2	.8	.8
Renewal	14.8	15.4	29.3
Total life insurance	16.0	16.2	30.1
Collections on insurance products:
Total first-year premium collections on insurance products	57.2	56.6	53.4
Total renewal premium collections on insurance products	528.6	524.5	543.0
Total collections on insurance products	$585.8	$581.1	$596.4

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 15 percent, to $132.1 million, in 2011 and 13 percent, to $154.8 million, in 2010. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and competition from companies offering Medicare Advantage products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 7.1 percent, to $434.2 million, in 2011 and 5.8 percent, to $405.5 million, in 2010. Such increases are due to higher new sales in each year and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected decreased 1.2 percent, to $16.0 million, in 2011 and 46 percent, to $16.2 million, in 2010. The decrease in 2010 reflects the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009.

Colonial Penn (dollars in millions)

	2011	2010	2009
Premiums collected by product:
Life insurance:
First-year	$35.4	$32.3	$33.0
Renewal	161.0	155.4	154.3
Total life insurance	196.4	187.7	187.3
Health (all renewal):
Medicare supplement	5.2	6.0	7.0
Other health	.5	.4	.5
Total health	5.7	6.4	7.5
Collections on insurance products:
Total first-year premium collections on insurance products	35.4	32.3	33.0
Total renewal premium collections on insurance products	166.7	161.8	161.8
Total collections on insurance products	$202.1	$194.1	$194.8

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 4.6 percent, to $196.4 million, in 2011 and .2 percent, to $187.7 million, in 2010. Graded benefit life products sold through our direct response marketing channel accounted for $193.2 million, $184.1 million and $180.5 million of collected premiums in 2011, 2010 and 2009, respectively. In 2009, renewal premiums for our life insurance products include the receipt of a $3.4 million final distribution and commutation payment following the termination of a group insurance pool that Colonial Penn previously participated in.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	2011	2010	2009
Premiums collected by product:
Annuities:
Fixed index (first-year)	$9.5	$10.3	$71.0
Fixed index (renewal)	3.9	4.6	5.6
Subtotal - fixed index annuities	13.4	14.9	76.6
Other fixed rate (first-year)	2.1	.9	.8
Other fixed rate (renewal)	.9	.6	1.0
Subtotal - other fixed rate annuities	3.0	1.5	1.8
Total annuities	16.4	16.4	78.4
Health:
Long-term care (all renewal)	27.0	29.2	31.4
Other health (all renewal)	.8	2.5	2.7
Total health	27.8	31.7	34.1
Life insurance:
First-year	2.1	2.3	2.2
Renewal	177.3	189.3	208.0
Total life insurance	179.4	191.6	210.2
Collections on insurance products:
Total first-year premium collections on insurance products	13.7	13.5	74.0
Total renewal premium collections on insurance products	209.9	226.2	248.7
Total collections on insurance products	$223.6	$239.7	$322.7

Annuities in this segment include fixed index and other fixed annuities. We are no longer actively pursuing sales of annuity products in this segment.  Our fixed index annuities have guaranteed minimum cash surrender values, but have potentially higher returns based on a percentage of the change in one of several equity market indices during each year of their term.  We purchase options in an effort to offset or hedge increases to policyholder benefits resulting from increases in the indices.  Collected premiums for these products decreased 10 percent, to $13.4 million, in 2011 and 81 percent, to $14.9 million, in 2010.

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

Life products in the Other CNO Business segment include primarily universal life products. Life premiums collected decreased 6.4 percent, to $179.4 million, in 2011 and 8.8 percent, to $191.6 million, in 2010, reflecting the completion of the coinsurance transaction with Wilton Re in the third quarter of 2009. We are not actively marketing life products in this segment and expect premiums to continue to decline.

INVESTMENTS

Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) generate stable and predictable investment income through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 96 percent of our $26.4 billion investment portfolio at December 31, 2011. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2011 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$23,516.0	89%
Equity securities	175.1	1
Mortgage loans	1,602.8	6
Policy loans	279.7	1
Trading securities	91.6	—
Investments held by variable interest entities	496.3	2
Company-owned life insurance	103.9	1
Other invested assets	98.9	—
Total investments	$26,364.3	100%

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

The following table summarizes the carrying value of our fixed maturity securities, available for sale, by category as of December 31, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,307.6	9.8%	$5.7	2.6%
Collateralized mortgage obligations	2,176.0	9.3	21.4	9.6
Utilities	2,113.0	9.0	1.8	.8
States and political subdivisions	1,954.4	8.3	13.6	6.1
Commercial mortgage-backed securities	1,433.0	6.1	7.9	3.5
Asset-backed securities	1,414.0	6.0	36.7	16.5
Insurance	1,356.2	5.8	15.0	6.8
Healthcare/pharmaceuticals	1,195.8	5.1	2.0	.9
Food/beverage	1,133.4	4.8	1.5	.7
Real estate/REITs	898.8	3.8	3.2	1.5
Cable/media	877.9	3.7	10.2	4.6
Banks	752.8	3.2	46.5	20.9
Capital goods	693.6	2.9	2.6	1.2
Transportation	543.8	2.3	.6	.3
Telecom	498.4	2.1	17.3	7.7
Aerospace/defense	449.5	1.9	.1	—
Building materials	388.7	1.7	13.8	6.2
Chemicals	388.6	1.7	—	—
Paper	367.8	1.6	3.6	1.6
Collateralized debt obligations	327.3	1.4	6.3	2.8
Metals and mining	320.3	1.4	2.1	.9
U.S. Treasury and Obligations	305.4	1.3	—	—
Consumer products	291.8	1.2	2.5	1.1
Brokerage	259.8	1.1	6.3	2.8
Technology	257.7	1.1	.3	.1
Other	810.4	3.4	1.9	.8
Total fixed maturities, available for sale	$23,516.0	100.0%	$222.9	100.0%

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

•
Level 1 – includes assets and liabilities valued using inputs that are unadjusted quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets include exchange traded securities.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily certain below-investment grade privately placed securities), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company’s analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 50 percent and 2 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the NAIC to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  In the second quarter of 2011, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the valuations from our pricing model were consistent with market observable data for most investment grade privately placed securities. As a result, the Company reclassified certain investment grade privately placed securities from Level 3 to Level 2. Below-investment grade privately placed securities, which are valued using significant inputs that are not observable in the market, remain classified as Level 3. The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $14.3 million during 2011. Privately placed securities comprise approximately 9 percent of our available for sale fixed maturities, classified as Level 3.

As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,576.3		$296.2		$15,872.5
United States Treasury securities and obligations of United States government corporations and agencies	—	303.8		1.6		305.4
States and political subdivisions	—	1,952.3		2.1		1,954.4
Debt securities issued by foreign governments	—	1.4		—		1.4
Asset-backed securities	—	1,334.3		79.7		1,414.0
Collateralized debt obligations	—	—		327.3		327.3
Commercial mortgage-backed securities	—	1,415.7		17.3		1,433.0
Mortgage pass-through securities	—	29.8		2.2		32.0
Collateralized mortgage obligations	—	2,051.2		124.8		2,176.0
Total fixed maturities, available for sale	—	22,664.8		851.2		23,516.0
Equity securities	17.9	—		157.2		175.1
Trading securities:
Corporate securities	—	64.6		3.0		67.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.9		—		4.9
States and political subdivisions	—	15.6		—		15.6
Asset-backed securities	—	.1		—		.1
Commercial mortgage-backed securities	—	—		.4		.4
Mortgage pass-through securities	—	.2		—		.2
Collateralized mortgage obligations	—	.7		—		.7
Equity securities	.7	—		1.4		2.1
Total trading securities	.7	86.1		4.8		91.6
Investments held by variable interest entities	—	496.3		—		496.3
Other invested assets	—	141.6	(a)	18.3		159.9
Assets held in separate accounts	—	15.0		—		15.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		669.8	(b)	669.8

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for year ended December 31, 2011 (dollars in millions):

	December 31, 2011
	Beginning balance as of December 31, 2010	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of December 31, 2011	Amount of total gains (losses) for the year ended December 31, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,925.1	$(292.3)	$(17.0)	$16.0	$43.3	$(1,378.9)	$296.2	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.0	(.1)	—	(.3)	—	—	1.6	—
States and political subdivisions	2.5	—	—	.1	2.0	(2.5)	2.1	—
Asset-backed securities	182.3	(4.1)	—	4.8	39.4	(142.7)	79.7	—
Collateralized debt obligations	256.5	69.4	1.5	(.1)	—	—	327.3	—
Commercial mortgage-backed securities	—	—	—	.2	17.1	—	17.3	—
Mortgage pass-through securities	3.5	(1.3)	—	—	—	—	2.2	—
Collateralized mortgage obligations	197.1	28.4	(2.1)	3.7	3.9	(106.2)	124.8	—
Total fixed maturities, available for sale	2,569.0	(200.0)	(17.6)	24.4	105.7	(1,630.3)	851.2	—
Equity securities	30.6	94.0	(4.0)	(.9)	37.5	—	157.2	—
Trading securities:
Corporate securities	2.9	—	.1	—	—	—	3.0	.1
Collateralized mortgage obligations	.4	(.5)	.1	—	.4	—	.4	.1
Equity securities	1.4	—	—	—	—	—	1.4	—
Total trading securities	4.7	(.5)	.2	—	.4	—	4.8	.2
Investments held by variable interest entities:
Corporate securities	6.7	(7.9)	1.5	(.3)	—	—	—	—
Other invested assets	—	25.0	(6.7)	—	—	—	18.3	(6.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(62.5)	(54.1)	—	—	—	(669.8)	(54.1)

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2011 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$5.8	$(298.1)	$—	$—	$(292.3)
United States Treasury securities and obligations of United States government corporations and agencies	—	(.1)	—	—	(.1)
Asset-backed securities	.2	(4.3)	—	—	(4.1)
Collateralized debt obligations	182.2	(112.8)	—	—	69.4
Mortgage pass-through securities	—	(1.3)	—	—	(1.3)
Collateralized mortgage obligations	63.6	(35.2)	—	—	28.4
Total fixed maturities, available for sale	251.8	(451.8)	—	—	(200.0)
Equity securities	99.2	(5.2)	—	—	94.0
Trading securities:
Collateralized mortgage obligations	—	(.5)	—	—	(.5)
Investments held by variable interest entities:
Corporate securities	—	(7.9)	—	—	(7.9)
Other invested assets	25.0	—	—	—	25.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(119.8)	54.5	(34.6)	37.4	(62.5)

At December 31, 2011, 86 percent of our Level 3 fixed maturities, available for sale, were investment grade and 35 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or (out) of Level 3 in 2011 and 2010 include transfers due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. In addition, in the second quarter of 2011, we re-evaluated the observability of pricing inputs related to investment grade privately placed securities. As a result, we reclassified certain investment grade privately placed securities from Level 3 to Level 2.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no significant transfers between Level 1 and Level 2 in 2011 or 2010.

Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (primarily Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody's or rated “BBB-” or higher by S&P and Fitch.  NAIC designations of “3” through “6” are referred to as below-investment grade (which generally are rated “Ba1” or lower by Moody's or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are based on such nationally recognized statistical ratings. The following table sets forth fixed maturity investments at December 31, 2011, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,521.6	$2,701.1	11%
AA	2,209.7	2,366.0	10
A	4,804.9	5,385.3	23
BBB+	2,782.1	3,037.3	13
BBB	4,188.7	4,554.9	19
BBB-	3,232.5	3,471.5	15
Investment grade	19,739.5	21,516.1	91
BB+	405.1	393.1	2
BB	384.5	375.6	2
BB-	330.0	325.6	1
B+ and below	920.0	905.6	4
Below-investment grade	2,039.6	1,999.9	9
Total fixed maturity securities	$21,779.1	$23,516.0	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2011	2010	2009
Weighted average general account invested assets as defined:
As reported	$24,758.2	$22,965.8	$20,196.7
Excluding unrealized appreciation (depreciation) (a)	23,370.6	22,117.9	21,667.7
Net investment income on general account invested assets	1,357.7	1,294.9	1,230.6
Yields earned:
As reported	5.48%	5.64%	6.09%
Excluding unrealized appreciation (depreciation) (a)	5.81%	5.85%	5.68%
_________________

(a)	Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled “Investments”.

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2011 and 2010, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.9 percent and 5.9 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.4 percent and 4.5 percent, respectively.

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

At December 31, 2011, our fixed maturity portfolio had $1,959.8 million of unrealized gains and $222.9 million of unrealized losses, for a net unrealized gain of $1,736.9 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (87 percent of the portfolio); (ii) broker-dealer market makers (11 percent of the portfolio); and (iii) internally developed methods (2 percent of the portfolio).

At December 31, 2011, approximately 7.6 percent of our invested assets (8.5 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2011, our below-investment grade fixed maturity investments had an amortized cost of $2,039.6 million and an estimated fair value of $1,999.9 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments and to those securities whose fair values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)). Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2011, we had investments in substantive default (i.e., in default due to nonpayment of interest or principal) that had an estimated fair value of $.4 million. 40|86 Advisors employs professionals with experience in managing non-performing and impaired investments. There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was $1.0 million, $2.7 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 fixed maturity investments included structured securities with an estimated fair value of $5.4 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium.

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2011.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2011 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$576.0	$529.3	$521.9
4 percent – 5 percent	739.4	722.6	771.1
5 percent – 6 percent	2,678.5	2,592.3	2,675.3
6 percent – 7 percent	1,025.0	986.3	1,005.8
7 percent – 8 percent	201.7	208.1	212.9
8 percent and above	186.9	192.1	195.3
Total structured securities	$5,407.5	$5,230.7	$5,382.3

The amortized cost and estimated fair value of structured securities at December 31, 2011, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,403.9	$1,444.5	6.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	715.7	740.6	3.2
Commercial mortgage-backed securities	1,351.0	1,433.0	6.1
Asset-backed securities	1,405.2	1,414.0	6.0
Collateralized debt obligations	332.5	327.3	1.4
Other	22.4	22.9	.1
Total structured securities	$5,230.7	$5,382.3	22.9%

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

During 2011, we sold $1.0 billion of fixed maturity investments which resulted in gross investment losses (before income taxes) of $59.9 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

Other Investments

At December 31, 2011, we held commercial mortgage loan investments with a carrying value of $1,602.8 million (or 6.1 percent of total invested assets) and a fair value of $1,735.4 million. We had mortgage loans with an aggregate carrying value of $9.6 million that were in the process of foreclosure at December 31, 2011. During 2011, we recognized $11.8 million of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. During 2010, we recognized $40.8 million of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. During 2009, we recognized $40.9 million of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. We had no allowance for loss on mortgage loans at both December 31, 2011 and 2010. Approximately 7 percent, 7 percent, 6 percent, 6 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Minnesota, Arizona, Florida, Indiana and Maryland, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2011 (dollars in millions):

	Number of loans	Carrying value
Retail	220	$632.8
Office building	72	581.5
Industrial	36	283.4
Multi-family	16	72.3
Other	1	32.8
Total commercial mortgage loans	345	$1,602.8

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2011 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	245	$405.2
$5 million but less than $10 million	55	392.2
$10 million but less than $20 million	27	338.7
Over $20 million	18	466.7
Total commercial mortgage loans	345	$1,602.8

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2011 (dollars in millions):

	Number of loans	Carrying value
2011 (a)	2	$2.6
2012	10	29.0
2013	12	144.4
2014	22	81.3
2015	25	95.2
2016	33	114.4
after 2016	241	1,135.9
Total commercial mortgage loans	345	$1,602.8
_________________

(a)	Represents mortgages in the process of foreclosure.

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of December 31, 2011 (dollars in millions):

Loan-to-value ratio (a)	Carrying value	Estimated fair value
Less than 60%	$626.3	$697.6
60% to 70%	382.5	415.6
70% to 80%	207.2	217.3
80% to 90%	218.9	241.6
Greater than 90%	167.9	163.3
Total	$1,602.8	$1,735.4

_____________________

(a)
Loan-to-value ratios are calculated as the ratio of:  (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property, which is updated on a periodic basis as part of our ongoing credit assessment of the loan portfolio.

At December 31, 2011, we held $91.6 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities are held to act as hedges for embedded derivatives related to our fixed index annuity products and certain modified coinsurance agreements. Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, and invested the proceeds in higher yielding investments. See the note to the consolidated financial statements entitled “Summary of Significant Accounting Policies - Accounting for Derivatives” for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

Other invested assets also include options backing our fixed index products, futures, credit default swaps and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2011, we held investments with an amortized cost of $502.5 million and an estimated fair value of $496.3 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities. Refer to the note to the consolidated financial statements entitled “Investments in Variable Interest Entities” for additional information on these investments.

The Company participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to third parties via a lending agent for a short period of time. We maintained ownership of the loaned securities. We required collateral equal to 102 percent of the fair value of the loaned securities. The collateral was invested by the lending agent in accordance with our guidelines. The fair value of the loaned securities was monitored on a daily basis with additional collateral obtained as necessary. In the third quarter of 2010, the Company discontinued its securities lending program. Income generated from the program, net of expenses was recorded as net investment income and totaled $.2 million and $1.2 million in 2010 and 2009, respectively.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2011 and December 31, 2010, primarily reflect: (i) our net income for 2011; (ii) changes in the fair value of our fixed maturity securities, available for sale; and (iii) increased collateralized borrowings from the FHLB pursuant to our investment borrowing program.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2011, we increased the carrying value of such investments by $1.7 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2011 and 2010 was as follows (dollars in millions):

	December 31, 2011	December 31, 2010
Total capital:
Corporate notes payable	$857.9	$998.5
Shareholders’ equity:
Common stock	2.4	2.5
Additional paid-in capital	4,361.9	4,424.2
Accumulated other comprehensive income	625.5	238.3
Retained earnings (accumulated deficit)	42.8	(339.7)
Total shareholders’ equity	5,032.6	4,325.3
Total capital	$5,890.5	$5,323.8

The following table summarizes certain financial ratios as of and for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Book value per common share	$20.86	$17.23
Book value per common share, excluding accumulated other comprehensive income (a)	18.26	16.28
Ratio of earnings to fixed charges	1.93X	1.68X
Debt to total capital ratios:
Corporate debt to total capital	14.6%	18.8%
Corporate debt to total capital, as defined in our Senior Secured Credit Agreement (b)	17.1%	20.0%
_____________________

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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2011, were as follows (dollars in millions):

		Payment due in
	Total	2012	2013-2014	2015-2016	Thereafter
Insurance liabilities (a)	$53,374.8	$3,780.8	$7,362.1	$7,231.6	$35,000.3
Notes payable (b)	1,185.2	109.1	270.1	493.7	312.3
Investment borrowings (c)	1,832.8	55.2	383.3	1,098.7	295.6
Borrowings related to variable interest entities (d)	626.4	12.0	23.9	23.9	566.6
Postretirement plans (e)	218.8	5.0	11.3	12.5	190.0
Operating leases and certain other contractual commitments (f)	200.4	48.9	64.3	43.1	44.1
Total	$57,438.4	$4,011.0	$8,115.0	$8,903.5	$36,408.9

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $24.7 billion included in our consolidated balance sheet as of December 31, 2011. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

•
The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) over the term of the contracts was 4.4 percent.

(b)
Includes projected interest payments based on market rates, as applicable, as of December 31, 2011. Refer to the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations” for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on market rates, as applicable, as of December 31, 2011.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.50 percent.

(f)	Refer to the notes to the consolidated financial statements entitled “Commitments and Contingencies” for additional information on operating leases and certain other contractual commitments.

It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

•	An adverse decision in pending or future litigation.

•	An inability to obtain rate increases on certain of our insurance products.

•	Worse than anticipated claims experience.

•	Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

•	An inability to meet and/or maintain the covenants in our Senior Secured Credit Agreement.

•	A significant increase in policy surrender levels.

•	A significant increase in investment defaults.

•	An inability of our reinsurers to meet their financial obligations.

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

Three of the Company’s insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2011, the carrying value of the FHLB common stock was $82.5 million.  As of December 31, 2011, collateralized borrowings from the FHLB totaled $1.7 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at December 31, 2011, which are maintained in a custodial account for the benefit of the FHLB.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2011
$100.0	October 2013	Variable rate – 0.624%
100.0	November 2013	Variable rate – 0.533%
67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.583%
100.0	September 2015	Variable rate – 0.725%
150.0	October 2015	Variable rate – 0.628%
100.0	November 2015	Fixed rate – 4.890%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.734%
75.0	June 2016	Variable rate – 0.739%
75.0	August 2016	Variable rate – 0.710%
100.0	October 2016	Variable rate – 0.761%
50.0	November 2016	Variable rate – 0.797%
50.0	November 2016	Variable rate – 0.764%
100.0	June 2017	Variable rate – 0.791%
50.0	August 2017	Variable rate – 0.653%
100.0	October 2017	Variable rate – 0.833%
37.0	November 2017	Fixed rate – 3.750%
$1,650.0

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

During 2011, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Conseco Life, Washington National and Bankers Conseco Life were $264.2 million, $83.0 million and $19.0 million, respectively, at December 31, 2011. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P and Moody’s are the rating agency’s opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On December 22, 2010, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to “B+” from “B”.  A.M. Best also affirmed the financial strength rating of “B-” of Conseco Life and revised the outlook for the rating of Conseco Life to stable from negative.  On November 4, 2011, A.M. Best affirmed the financial strength ratings of our primary insurance subsidiaries as well as the outlook for all ratings as stable. A “stable” designation means that there is a low likelihood of a rating change due to stable financial market trends.  The “B+” rating is assigned to companies that have a good ability, in A.M. Best’s opinion, to meet their ongoing obligations to policyholders.  A “B-” rating is assigned to companies that have a fair ability, in A.M. Best’s opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from “A++ (Superior)” to “F (In Liquidation)” and some companies are not rated.  An “A++” rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are five ratings above the “B+” rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating.  There are seven ratings above the “B-” rating of Conseco Life and eight ratings that are below that rating.

On August 4, 2011, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BB+" from "BB" and the outlook for such ratings is stable. A “stable” designation means that a rating is not likely to change.  S&P financial strength ratings range from “AAA” to “R” and some companies are not rated.  An insurer rated “BB” or lower is regarded as having vulnerable characteristics that may outweigh its strengths.  A “BB” rating indicates the least degree of vulnerability within the range; a “CC” rating indicates the highest degree of vulnerability.  Pluses and minuses show the relative standing within a category.  In S&P’s view, an insurer rated “BB” has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  S&P has twenty-one possible ratings.  There are ten ratings above our “BB+” rating and ten ratings that are below our rating.

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

On February 3, 2012, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to “BBB” (from “BBB-” or “BB+” depending on the company). Fitch also affirmed the financial strength rating of “BB+” of Conseco Life. The outlook for all of these ratings is stable. A “BBB” rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A “BB” rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from “AAA Exceptionally Strong” to “C Distressed” and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the “BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are ten ratings above the “BB+” rating of Conseco Life and eight ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2011, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $87.9 million; (ii) fixed income investments of $68.9 million; and (iii) equity securities and other invested assets totaling $46.0 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to us in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2011	2010	2009
Dividends from insurance subsidiaries, net of contributions	$209.0	$51.6	$35.0
Surplus debenture interest	59.1	48.7	59.3
Fees for services provided pursuant to service agreements	78.6	79.5	80.5
Other	7.7	4.2	3.4
Total dividends and other distributions paid by insurance subsidiaries	$354.4	$184.0	$178.2

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries:
The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year (excluded from this calculation would be the $80.4 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets). This type of dividend is referred to as an “ordinary dividend”. Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an “extraordinary dividend”.  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and therefore require the approval of the director or commissioner of the applicable state insurance department.  In 2011, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $235.0 million.  We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 358 percent at December 31, 2011.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life of Texas with an aggregate principal amount of $749.6 million.  Interest payments do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 275 percent at December 31, 2011.  CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At December 31, 2011, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$158.8	(a)
Colonial Penn	(240.8)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $130.0 million to Conseco Life of Texas in 2011.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. In 2011, we made no capital contributions to our insurance subsidiaries, however, a $26.0 million capital contribution was accrued at December 31, 2011, and paid in February 2012.

The scheduled principal and interest payments on our direct corporate obligations (including payments required under the Senior Secured Credit Agreement, the Senior Health Note, the 9.0% Senior Secured Notes and the 7.0% Debentures) are as follows (dollars in millions):

	Principal	Interest (a)
2012	$45.0	$64.1
2013	80.0	60.2
2014	75.0	54.9
2015	85.0	49.9
2016	313.2	45.6
2017	—	24.7
2018	275.0	12.6
	$873.2	$312.0
_________________________

(a)	Based on interest rates as of December 31, 2011.

In connection with the Transfer of Senior Health Insurance Company of Pennsylvania to the Independent Trust, the Company issued the Senior Health Note.  The Senior Health Note has a 6 percent interest rate and requires annual principal payments of $25.0 million.  Such amounts are expected to be funded by the Company's operating activities.  CNO agreed that it would not pay cash dividends on its common stock while any portion of the Senior Health Note remained outstanding. At December 31, 2011, the outstanding balance under the Senior Health Note was $50.0 million.

Senior Secured Credit Agreement

On December 21, 2010, the Company entered the Senior Secured Credit Agreement. The net proceeds of $363.6 million were used to repay a portion of the amount outstanding under the Previous Senior Credit Agreement. The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors and secured by substantially all of our and the Subsidiary Guarantors' assets.

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at December 31, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)
a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent (such ratio was 17.1 percent at December 31, 2011); (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

(ii)	revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)	an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

The Senior Secured Credit Agreement contains covenants that limit the Company's ability to take certain actions and perform certain activities, including (each subject to exceptions as set forth in the Senior Secured Credit Agreement):

•	limitations on debt (including, without limitation, guarantees and other contingent obligations);

•	limitations on issuances of disqualified capital stock;

•	limitations on liens and further negative pledges;

•	limitations on sales, transfers and other dispositions of assets;

•	limitations on transactions with affiliates;

•	limitations on changes in the nature of the Company's business;

•	limitations on mergers, consolidations and acquisitions;

•	limitations on dividends and other distributions, stock repurchases and redemptions and other restricted payments;

•	limitations on investments and acquisitions;

•	limitations on prepayment of certain debt;

•	limitations on modifications or waivers of certain debt documents and charter documents;

•	investment portfolio requirements for insurance subsidiaries;

•	limitations on restrictions affecting subsidiaries;

•	limitations on holding company activities; and

•	limitations on changes in accounting policies.

In addition, the Senior Secured Credit Agreement requires the Company to maintain: (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 17.1 percent at December 31, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 5.0 to 1.00 for the rolling four quarters ended December 31, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 358 percent at December 31, 2011); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at December 31, 2011, was $1,746.5 million).

We may prepay, in whole or in part, the Senior Secured Credit Agreement, together with any accrued and unpaid interest, with prior notice but without premium or penalty in minimum amounts of $1.0 million or any multiple thereof.

Mandatory prepayments of the Senior Secured Credit Agreement will be required in an amount equal to: (i) 100 percent of the net cash proceeds from certain asset sales or casualty events; (ii) 100 percent of the net cash proceeds received by the Company or any of its subsidiaries from certain debt issuances; (iii) 50 percent of the net cash proceeds received from certain equity issuances; and (iv) 100 percent of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (i) equal to or less than 17.5 percent, but greater than 12.5 percent, the prepayment requirement shall be reduced by one-half; or (ii) equal to or less than 12.5 percent, the prepayment requirement shall not apply.
Notwithstanding the foregoing, no mandatory prepayments pursuant to items (i) or (iii) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20 percent; and (y) either (A) the financial strength rating of certain insurance subsidiaries is equal or better than A- (stable) from A.M. Best or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's.
In connection with the execution of the Senior Secured Credit Agreement, the Company and the Subsidiary Guarantors entered into a guarantee and security agreement, dated as of December 21, 2010 (the “Guarantee and Security Agreement”), by and among the Company, the Subsidiary Guarantors and the Agent, pursuant to which the Subsidiary Guarantors guaranteed all of the obligations of the Company under the Senior Secured Credit Agreement and the Company and the Subsidiary Guarantors pledged substantially all of their assets to secure the Senior Secured Credit Agreement, subject to certain exceptions as set forth in the Guarantee and Security Agreement.

In 2011, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments totaling $69.8 million due to our repurchase of $69.8 million of our common stock. In March 2011, we also made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Senior Secured Credit Agreement using available cash.

9.0% Senior Secured Notes

On December 21, 2010, we issued $275.0 million aggregate principal amount of 9.0% Senior Secured Notes. The net proceeds of $267.0 million were used to repay a portion of the amount outstanding under the Previous Senior Credit Agreement.

The 9.0% Senior Secured Notes will mature on January 15, 2018. Interest on the 9.0% Senior Secured Notes accrues at a rate of 9.0% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The 9.0% Senior Secured Notes and the guarantees thereof (the “Guarantee”) are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantor's existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' existing and future subordinated indebtedness. The 9.0% Senior Secured Notes are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 9.0% Senior Secured Notes and the Guarantees are pari passu to all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement.

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

The Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company's ability and the ability of the Company's Restricted Subsidiaries (as defined in the Indenture) to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to shareholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	incur restrictions on the Company's ability and the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company;

•	sell assets, including capital stock of the Company's subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company's assets; and

•	engage in transactions with affiliates.

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

In 2011, as part of our investment strategy for the holding company, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $24.8 million at December 31, 2011. The borrowings mature as follows: $20.8 million - within 30 days; and $4.0 million - between 30 and 90 days. These borrowings were collateralized by investment securities (primarily collateralized mortgage obligations) with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security will occur; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the excess of the net replacement cost of the related securities.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2011, approximately 23 percent of our total insurance liabilities, or approximately $5.7 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the collateral underlying such securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2011, approximately 38 percent of our insurance liabilities had interest rates that may be reset annually; 41 percent had a fixed explicit interest rate for the duration of the contract; 16 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2011, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.9 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.4 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2011, the adjusted modified duration of our fixed income securities (as modified to reflect payments and potential calls) was approximately 8.7 years and the duration of our insurance liabilities was approximately 8.2 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $225 million if interest rates were to increase by 10 percent from their levels at December 31, 2011. This compares to a decline in fair value of $405 million based on amounts and rates at December 31, 2010. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again. During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, we recognized net realized investment gains of $30.2 million, which were comprised of $180.0 million of net gains from the sales of investments (primarily fixed maturities) and $149.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income (loss)).  During 2009, we recognized net realized investment losses of $60.5 million, which were comprised of $134.9 million of net gains from the sales of investments (primarily fixed maturities) and $195.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($385.0 million, prior to the $189.6 million of impairment losses recognized through accumulated other comprehensive loss).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information included under the caption “Market-Sensitive Instruments and Risk Management” in Item 7. “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 27, 2012

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010
(Dollars in millions)

ASSETS

	2011	2010

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $21,779.1; 2010 - $20,155.8)	$23,516.0	$20,633.9
Equity securities at fair value (cost: 2011 - $177.0; 2010 - $68.2)	175.1	68.1
Mortgage loans	1,602.8	1,761.2
Policy loans	279.7	284.4
Trading securities	91.6	372.6
Investments held by variable interest entities	496.3	420.9
Other invested assets	202.8	240.9
Total investments	26,364.3	23,782.0
Cash and cash equivalents - unrestricted	436.0	571.9
Cash and cash equivalents held by variable interest entities	74.4	26.8
Accrued investment income	288.7	327.8
Present value of future profits	697.7	1,008.6
Deferred acquisition costs	1,418.1	1,764.2
Reinsurance receivables	3,091.1	3,256.3
Income tax assets, net	630.5	839.4
Assets held in separate accounts	15.0	17.5
Other assets	316.9	305.1
Total assets	$33,332.7	$31,899.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2011 and 2010
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2011	2010

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$13,165.5	$13,194.7
Traditional products	10,482.7	10,307.6
Claims payable and other policyholder funds	1,034.3	968.7
Liabilities related to separate accounts	15.0	17.5
Other liabilities	548.3	496.3
Investment borrowings	1,676.5	1,204.1
Borrowings related to variable interest entities	519.9	386.9
Notes payable – direct corporate obligations	857.9	998.5
Total liabilities	28,300.1	27,574.3
Commitments and Contingencies (Note 7)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2011 – 241,304,503; 2010 – 251,084,174)	2.4	2.5
Additional paid-in capital	4,361.9	4,424.2
Accumulated other comprehensive income	625.5	238.3
Retained earnings (accumulated deficit)	42.8	(339.7)
Total shareholders' equity	5,032.6	4,325.3
Total liabilities and shareholders' equity	$33,332.7	$31,899.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2011, 2010 and 2009
(Dollars in millions, except per share data)

	2011	2010	2009
Revenues:
Insurance policy income	$2,690.5	$2,670.0	$3,093.6
Net investment income (loss):
General account assets	1,360.7	1,295.0	1,230.9
Policyholder and reinsurer accounts and other special-purpose portfolios	(6.6)	71.9	61.8
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	96.4	180.0	134.9
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(39.9)	(146.8)	(385.0)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	5.3	(3.0)	189.6
Net impairment losses recognized	(34.6)	(149.8)	(195.4)
Total realized gains (losses)	61.8	30.2	(60.5)
Fee revenue and other income	18.2	16.8	15.6
Total revenues	4,124.6	4,083.9	4,341.4
Benefits and expenses:
Insurance policy benefits	2,699.0	2,723.7	3,066.7
Interest expense	114.1	113.2	117.9
Amortization	432.4	443.8	432.7
Loss on extinguishment or modification of debt	3.4	6.8	22.2
Other operating costs and expenses	496.5	502.9	528.3
Total benefits and expenses	3,745.4	3,790.4	4,167.8
Income before income taxes	379.2	293.5	173.6
Income tax expense:
Tax expense on period income	139.7	103.9	60.1
Valuation allowance for deferred tax assets	(143.0)	(95.0)	27.8
Net income	$382.5	$284.6	$85.7
Earnings per common share:
Basic:
Weighted average shares outstanding	247,952,000	250,973,000	188,365,000
Net income	$1.54	$1.13	$.45
Diluted:
Weighted average shares outstanding	304,081,000	301,858,000	193,340,000
Net income	$1.31	$.99	$.45

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2008	$4,105.9	$(1,770.7)	$(705.2)	$1,630.0
Comprehensive income, net of tax:
Net income	—	—	85.7	85.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $879.6)	—	1,576.5	—	1,576.5
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $36.4)	—	(65.2)	—	(65.2)
Total comprehensive income				1,597.0
Issuance of common stock, net	296.3	—	—	296.3
Stock option and restricted stock plans	9.1	—	—	9.1
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $2.6)	—	(4.9)	4.9	—
Balance, December 31, 2009	4,411.3	(264.3)	(614.6)	3,532.4
Comprehensive income, net of tax:
Net income	—	—	284.6	284.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $241.5)	—	441.3	—	441.3
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $37.6)	—	67.5	—	67.5
Total comprehensive income				793.4
Cumulative effect of accounting change	—	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	—	—	4.0
Stock option and restricted stock plans	11.4	—	—	11.4
Balance, December 31, 2010	4,426.7	238.3	(339.7)	4,325.3
Comprehensive income, net of tax:
Net income	—	—	382.5	382.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $215.4)	—	386.9	—	386.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.2)	—	.3	—	.3
Total comprehensive income				769.7
Cost of shares acquired	(69.8)	—	—	(69.8)
Stock option and restricted stock plans	7.4	—	—	7.4
Balance, December 31, 2011	$4,364.3	$625.5	$42.8	$5,032.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2011, 2010 and 2009
(Dollars in millions)

	2011	2010	2009
Cash flows from operating activities:
Insurance policy income	$2,382.8	$2,359.3	$2,747.1
Net investment income	1,418.6	1,304.9	1,167.3
Fee revenue and other income	18.2	16.8	15.6
Insurance policy benefits	(2,044.9)	(1,975.4)	(2,298.8)
Interest expense	(95.5)	(108.2)	(109.0)
Policy acquisition costs	(428.7)	(418.2)	(407.5)
Other operating costs	(472.3)	(444.8)	(495.8)
Taxes	(3.4)	(.4)	(7.2)
Net cash provided by operating activities	774.8	734.0	611.7
Cash flows from investing activities:
Sales of investments	5,504.5	8,632.6	10,709.6
Maturities and redemptions of investments	1,093.5	894.0	917.3
Purchases of investments	(8,156.1)	(10,739.2)	(12,540.4)
Net sales (purchases) of trading securities	300.2	(51.7)	32.3
Change in cash and cash equivalents held by variable interest entities	(47.6)	(19.6)	1.4
Other	(32.5)	(14.7)	(10.6)
Net cash used by investing activities	(1,338.0)	(1,298.6)	(890.4)
Cash flows from financing activities:
Issuance of notes payable, net	—	756.1	172.0
Payments on notes payable	(144.8)	(793.6)	(461.2)
Issuance of common stock	2.2	—	296.3
Payments to repurchase common stock	(69.8)	—	—
Expenses related to debt modification and extinguishment of debt	—	—	(14.7)
Amounts received for deposit products	1,693.5	1,730.1	1,668.9
Withdrawals from deposit products	(1,664.3)	(1,704.4)	(1,670.1)
Issuance of investment borrowings:
Federal Home Loan Bank	717.0	787.0	—
Related to variable interest entities	236.4	—	—
Payments on investment borrowings:
Federal Home Loan Bank	(267.0)	(37.0)	—
Related to variable interest entities	(100.7)	(125.1)	(83.6)
Investment borrowings - repurchase agreements, net	24.8	—	—
Net cash provided (used) by financing activities	427.3	613.1	(92.4)
Net increase (decrease) in cash and cash equivalents	(135.9)	48.5	(371.1)
Cash and cash equivalents, beginning of year	571.9	523.4	894.5
Cash and cash equivalents, end of year	$436.0	$571.9	$523.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

1.     BUSINESS AND BASIS OF PRESENTATION

CNO Financial Group, Inc., a Delaware corporation (“CNO”), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our “Predecessor”), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the “Effective Date”).  The terms “CNO Financial Group, Inc.”, "CNO", the “Company”, “we”, “us”, and “our” as used in these financial statements refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, investments (including derivatives), assets and liabilities related to income taxes, liabilities for insurance products and liabilities related to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

litigation and guaranty fund assessment accruals.  If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; and (ii) investments supporting insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio and invested the proceeds in higher yielding investments. See the section of this note entitled “Accounting for Derivatives” for further discussion regarding these embedded derivatives.  Our trading securities totaled $91.6 million and $372.6 million at December 31, 2011 and 2010, respectively.

Other invested assets include: (i) certain call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); and (iii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled “Accounting for Derivatives”. We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method; promissory notes, which are accounted for using the cost method; and investments in certain hedge funds that are carried at estimated fair value.

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

When a security defaults (including mortgage loans) or securities (other than structured securities) are other-than-

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value.

Deferred Acquisition Costs

The costs that vary with, and are primarily related to, producing new insurance business subsequent to the Effective Date are referred to as deferred acquisition costs. For universal life or investment products, we amortize these costs in relation to the estimated gross profits using the interest rate credited to the underlying policies. For other products, we amortize these costs in relation to future anticipated premium revenue using the projected investment earnings rate.

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

Present Value of Future Profits

The value assigned to the right to receive future cash flows from policyholder insurance contracts existing at the Effective Date is referred to as the present value of future profits.  The discount rate we used to determine the present value of future profits was 12 percent. We also defer renewal commissions paid in excess of ultimate commission levels related to the existing policies in this account.  The balance of this account is amortized and evaluated for recovery in the same manner as described above for deferred acquisition costs.  We also adjust the present value of future profits for the change in amortization that would have been recorded if the fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields, similar to the manner described above for deferred acquisition costs.  We limit the total adjustment related to the impact of unrealized losses to the total present value of future profits plus interest.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

We establish liabilities for traditional life, accident and health insurance, and life contingent payment annuity products using mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. We establish liabilities for accident and health insurance products using morbidity tables based on the Company's actual or expected experience. These reserves are computed at amounts that, with additions from estimated future premiums received and with interest on such reserves at estimated future rates, are expected to be sufficient to meet our obligations under the terms of the policy. Liabilities for future policy benefits are computed on a net-level premium method based upon assumptions as to future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses determined when the policies were issued (or with respect to policies inforce at August 31, 2003, the Company's best estimate of such assumptions on the Effective Date). We make an additional provision to allow for potential adverse deviation for some of our assumptions. Once established, assumptions on these products are generally not changed unless a premium deficiency exists. In that case, a premium deficiency reserve is recognized and the future pattern of reserve changes is modified to reflect the relationship of premiums to benefits based on the current best estimate of future claim costs, investment yields, mortality, morbidity, withdrawals, policy dividends and maintenance expenses, determined without an additional provision for potential adverse deviation.

We establish claim reserves based on our estimate of the loss to be incurred on reported claims plus estimates of incurred but unreported claims based on our past experience.

Accounting for Long-term Care Premium Rate Increases

Many of our long-term care policies have been subject to premium rate increases. In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the Effective Date. With respect to certain premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

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

•
Florida Order - In 2004, the Florida Office of Insurance Regulation issued an order regarding home health care business in Florida in our Other CNO Business segment. The order required a choice of three alternatives to be offered to holders of home health care policies in Florida subject to premium rate increases as follows:

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

Our accounting for the quota-share agreement

•	We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognize policyholder benefits and ceding commission expense as incurred.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

•	We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

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

The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $238.1 million, $258.6 million and $179.4 million in 2011, 2010 and 2009, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $204.9 million, $471.6 million and $477.2 million in 2011, 2010 and 2009, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs described above.  Reinsurance premiums assumed totaled $80.4 million, $92.6 million and $475.5 million in 2011, 2010 and 2009, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $58.1 million, $67.2 million and $444.3 million in 2011, 2010 and 2009, respectively.

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

In November 2009, we entered into a transaction under which Bankers Life coinsured, with an effective date of October 1, 2009, about 234,000 life insurance policies with Wilton Re. In the transaction, Wilton Re paid a ceding commission of $44 million and is 50 percent coinsuring these policies, which continue to be administered by Bankers Life. In the transaction, Bankers Life transferred to Wilton Re $73 million in investment securities and policy loans and $117 million of policy and other reserves. As a result of the transaction, we recorded an increase to our deferred tax valuation allowance of $18 million in 2009, as a result of reassessing the recovery of our deferred tax assets upon completion of the transaction. We also recorded a pre-tax deferred cost of reinsurance of $32 million in 2009, which, in accordance with GAAP, is being amortized over the life of the block.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

At December 31, 2011, our valuation allowance for our net deferred tax assets was $938.4 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax asset and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

Investments in Variable Interest Entities

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a variable interest entity (a “VIE”).  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs.

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

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information about VIEs.

Investment Borrowings

Three of the Company’s insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the Federal Home Loan Bank (“FHLB”).  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2011, the carrying value of the FHLB common stock was $82.5 million.  As of December 31, 2011, collateralized borrowings from the FHLB totaled $1.7 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at December 31, 2011, which are maintained in a custodial account for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $25.7 million, $20.8 million and $20.3 million in 2011, 2010 and 2009, respectively, was recognized related to the borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2011
$100.0	October 2013	Variable rate – 0.624%
100.0	November 2013	Variable rate – 0.533%
67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.583%
100.0	September 2015	Variable rate – 0.725%
150.0	October 2015	Variable rate – 0.628%
100.0	November 2015	Fixed rate – 4.890%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.734%
75.0	June 2016	Variable rate – 0.739%
75.0	August 2016	Variable rate – 0.710%
100.0	October 2016	Variable rate – 0.761%
50.0	November 2016	Variable rate – 0.797%
50.0	November 2016	Variable rate – 0.764%
100.0	June 2017	Variable rate – 0.791%
50.0	August 2017	Variable rate – 0.653%
100.0	October 2017	Variable rate – 0.833%
37.0	November 2017	Fixed rate – 3.750%
$1,650.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At December 31, 2011, the aggregate fee to prepay all fixed rate borrowings was $59.2 million.

In 2011, as part of our investment strategy, we entered into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $24.8 million at December 31, 2011. The borrowings mature as follows: $20.8 million - within 30 days; and $4.0 million - between 30 and 90 days. These borrowings were collateralized by investment securities (primarily collateralized mortgage obligations) with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security could occur; and (ii) that a counterparty may be unable to perform under the terms of the contract or be unwilling to extend such financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to the excess of the net replacement cost of the related securities.

At December 31, 2011, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; (ii) repurchase agreements of $24.8 million; and (iii) other borrowings of $1.7 million.

At December 31, 2010, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.2 billion; and (ii) other borrowings of $4.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accounting for Derivatives

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy’s return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $(21.2) million, $28.2 million and $50.7 million in 2011, 2010 and 2009, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $37.9 million and $89.4 million at December 31, 2011 and 2010, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The expected future cost of options on fixed index annuity products is used to determine the value of embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in current earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as “liabilities for interest-sensitive products”, was $666.3 million and $553.6 million at December 31, 2011 and 2010, respectively. Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which resulted in $15.1 million of decreased earnings since the volatility caused by the accounting requirements to record embedded options at fair value were no longer being offset.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2011, substantially all of our counterparties were rated “BBB+” or higher by Standard & Poor’s Corporation (“S&P”).

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $3.5 million and $(.4) million at December 31, 2011 and 2010, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

Multibucket Annuity Product

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $52.6 million and $63.7 million related to multibucket annuity products as of December 31, 2011 and 2010, respectively.

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

•
Level 1 – includes assets and liabilities valued using inputs that are unadjusted quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets include exchange traded securities.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial instruments in this category include certain corporate securities (primarily certain below-investment grade privately placed securities), certain mortgage and asset-backed securities, and other less liquid securities.  Additionally, the Company’s liabilities for embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) are classified in Level 3 since their values include significant unobservable inputs including actuarial assumptions.

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

The vast majority of our fixed maturity securities and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company’s analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 50 percent and 2 percent of our Level 3 fixed maturity securities were valued using broker quotes or independent pricing services, respectively.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer’s credit rating and other factors relating to the issuer’s industry and the security’s maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

Privately placed securities are classified as Level 3 when their valuation is based on internal valuation models which rely on significant inputs that are not observable in the market.  Our model applies spreads above the risk-free rate which are determined based on comparison to securities with similar ratings, maturities and industries that are rated by independent third party rating agencies.  Our process also considers the ratings assigned by the National Association of Insurance Commissioners (the “NAIC”) to the Level 3 securities on an annual basis.  Each quarter, a review is performed to determine the reasonableness of the initial valuations from the model.  If an initial valuation appears unreasonable based on our knowledge of a security and current market conditions, we make appropriate adjustments to our valuation inputs.  In the second quarter of 2011, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the valuations from our pricing model were consistent with market observable data for most investment grade privately placed securities. As a result, the Company reclassified certain investment grade privately placed securities from Level 3 to Level 2. Below-investment grade privately placed securities, which are valued using significant inputs that are not observable in the market, remain classified as Level 3. The remaining securities classified as Level 3 are primarily valued based on internally developed models using estimated future cash flows.  We recognized other-than-temporary impairments on securities classified as Level 3 investments of $14.3 million during 2011. Privately placed securities comprise approximately 9 percent of our available for sale fixed maturities, classified as Level 3.

As the Company is responsible for the determination of fair value, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk.  For certain embedded derivatives, we may use actuarial assumptions in the determination of fair value.

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,576.3		$296.2		$15,872.5
United States Treasury securities and obligations of United States government corporations and agencies	—	303.8		1.6		305.4
States and political subdivisions	—	1,952.3		2.1		1,954.4
Debt securities issued by foreign governments	—	1.4		—		1.4
Asset-backed securities	—	1,334.3		79.7		1,414.0
Collateralized debt obligations	—	—		327.3		327.3
Commercial mortgage-backed securities	—	1,415.7		17.3		1,433.0
Mortgage pass-through securities	—	29.8		2.2		32.0
Collateralized mortgage obligations	—	2,051.2		124.8		2,176.0
Total fixed maturities, available for sale	—	22,664.8		851.2		23,516.0
Equity securities	17.9	—		157.2		175.1
Trading securities:
Corporate securities	—	64.6		3.0		67.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.9		—		4.9
States and political subdivisions	—	15.6		—		15.6
Asset-backed securities	—	.1		—		.1
Commercial mortgage-backed securities	—	—		.4		.4
Mortgage pass-through securities	—	.2		—		.2
Collateralized mortgage obligations	—	.7		—		.7
Equity securities	.7	—		1.4		2.1
Total trading securities	.7	86.1		4.8		91.6
Investments held by variable interest entities	—	496.3		—		496.3
Other invested assets	—	141.6	(a)	18.3		159.9
Assets held in separate accounts	—	15.0		—		15.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		669.8	(b)	669.8
_____________

(a)	Includes company-owned life insurance and derivatives.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(b)	Includes $666.3 million of embedded derivatives associated with our fixed index annuity products and $3.5 million of embedded derivatives associated with a modified coinsurance agreement.

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2010 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,835.3		$1,925.1		$13,760.4
United States Treasury securities and obligations of United States government corporations and agencies	10.0	280.9		2.0		292.9
States and political subdivisions	—	1,749.8		2.5		1,752.3
Debt securities issued by foreign governments	—	.9		—		.9
Asset-backed securities	—	1,081.1		182.3		1,263.4
Collateralized debt obligations	—	—		256.5		256.5
Commercial mortgage-backed securities	—	1,363.7		—		1,363.7
Mortgage pass-through securities	27.8	—		3.5		31.3
Collateralized mortgage obligations	—	1,715.4		197.1		1,912.5
Total fixed maturities, available for sale	37.8	18,027.1		2,569.0		20,633.9
Equity securities	—	37.5		30.6		68.1
Trading securities:
Corporate securities	—	47.5		2.9		50.4
United States Treasury securities and obligations of United States government corporations and agencies	—	293.8		—		293.8
States and political subdivisions	—	16.1		—		16.1
Asset-backed securities	—	.6		—		.6
Commercial mortgage-backed securities	—	5.2		—		5.2
Mortgage pass-through securities	—	.3		—		.3
Collateralized mortgage obligations	—	1.2		.4		1.6
Equity securities	3.2	—		1.4		4.6
Total trading securities	3.2	364.7		4.7		372.6
Investments held by variable interest entities	—	414.2		6.7		420.9
Other invested assets	—	192.0	(a)	—		192.0
Assets held in separate accounts	—	17.5		—		17.5
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—		553.2	(b)	553.2
_____________

(a)	Includes company-owned life insurance and derivatives.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(b)	Includes $553.6 million of embedded derivatives associated with our fixed index annuity products and $(.4) million of embedded derivatives associated with a modified coinsurance agreement.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for year ended December 31, 2011 (dollars in millions):

	December 31, 2011
	Beginning balance as of December 31, 2010	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a) (b)	Ending balance as of December 31, 2011	Amount of total gains (losses) for the year ended December 31, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,925.1	$(292.3)	$(17.0)	$16.0	$43.3	$(1,378.9)	$296.2	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.0	(.1)	—	(.3)	—	—	1.6	—
States and political subdivisions	2.5	—	—	.1	2.0	(2.5)	2.1	—
Asset-backed securities	182.3	(4.1)	—	4.8	39.4	(142.7)	79.7	—
Collateralized debt obligations	256.5	69.4	1.5	(.1)	—	—	327.3	—
Commercial mortgage-backed securities	—	—	—	.2	17.1	—	17.3	—
Mortgage pass-through securities	3.5	(1.3)	—	—	—	—	2.2	—
Collateralized mortgage obligations	197.1	28.4	(2.1)	3.7	3.9	(106.2)	124.8	—
Total fixed maturities, available for sale	2,569.0	(200.0)	(17.6)	24.4	105.7	(1,630.3)	851.2	—
Equity securities	30.6	94.0	(4.0)	(.9)	37.5	—	157.2	—
Trading securities:
Corporate securities	2.9	—	.1	—	—	—	3.0	.1
Collateralized mortgage obligations	.4	(.5)	.1	—	.4	—	.4	.1
Equity securities	1.4	—	—	—	—	—	1.4	—
Total trading securities	4.7	(.5)	.2	—	.4	—	4.8	.2
Investments held by variable interest entities:
Corporate securities	6.7	(7.9)	1.5	(.3)	—	—	—	—
Other invested assets	—	25.0	(6.7)	—	—	—	18.3	(6.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(62.5)	(54.1)	—	—	—	(669.8)	(54.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

____________

(a)	Transfers in/out of Level 3 are reported as having occurred at the beginning of the period.

(b)	Transfers out of Level 3 are primarily related to our re-evaluation of the observability of pricing inputs related to investment grade privately placed securities.

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities, purchases and settlements of derivative instruments, and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2011 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$5.8	$(298.1)	$—	$—	$(292.3)
United States Treasury securities and obligations of United States government corporations and agencies	—	(.1)	—	—	(.1)
Asset-backed securities	.2	(4.3)	—	—	(4.1)
Collateralized debt obligations	182.2	(112.8)	—	—	69.4
Mortgage pass-through securities	—	(1.3)	—	—	(1.3)
Collateralized mortgage obligations	63.6	(35.2)	—	—	28.4
Total fixed maturities, available for sale	251.8	(451.8)	—	—	(200.0)
Equity securities	99.2	(5.2)	—	—	94.0
Trading securities:
Collateralized mortgage obligations	—	(.5)	—	—	(.5)
Investments held by variable interest entities:
Corporate securities	—	(7.9)	—	—	(7.9)
Other invested assets	25.0	—	—	—	25.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(119.8)	54.5	(34.6)	37.4	(62.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2010 (dollars in millions):

	December 31, 2010
	Beginning balance as of December 31, 2009	Cumulative effect of accounting change (a)	Purchases, sales, issuances and settlements, net	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of December 31, 2010	Amount of total gains (losses) for the year ended December 31, 2010 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$2,103.7	$(5.9)	$112.3	$(72.8)	$64.1	$9.6	$(285.9)	$1,925.1	$—
United States Treasury securities and obligations of United States government corporations and agencies	2.2	—	(.1)	—	(.1)	—	—	2.0	—
States and political subdivisions	1.8	—	—	—	.4	2.1	(1.8)	2.5	—
Asset-backed securities	168.1	—	24.2	(11.2)	24.2	10.0	(33.0)	182.3	—
Collateralized debt obligations	92.8	(5.7)	160.2	(.3)	9.5	—	—	256.5	—
Commercial mortgage-backed securities	13.7	—	—	—	—	—	(13.7)	—	—
Mortgage pass-through securities	4.2	—	(.7)	—	—	—	—	3.5	—
Collateralized mortgage obligations	11.4	—	174.8	(.8)	5.5	17.3	(11.1)	197.1	—
Total fixed maturities, available for sale	2,397.9	(11.6)	470.7	(85.1)	103.6	39.0	(345.5)	2,569.0	—
Equity securities	30.9	—	.1	—	(.4)	—	—	30.6	—
Trading securities:
Corporate securities	2.4	—	—	.5	—	—	—	2.9	.5
Collateralized mortgage obligations	—	—	—	.1	—	.3	—	.4	.1
Equity securities	1.3	—	—	.1	—	—	—	1.4	.1
Total trading securities	3.7	—	—	.7	—	.3	—	4.7	.7
Investments held by variable interest entities:
Corporate securities	—	6.9	(1.0)	—	.8	—	—	6.7	—
Securities lending collateral:
Corporate securities	13.7	—	(13.7)	—	—	—	—	—	—
Asset-backed securities	22.9	—	(20.9)	—	—	—	(2.0)	—	—
Total securities lending collateral	36.6	—	(34.6)	—	—	—	(2.0)	—	—
Other invested assets	2.4	(2.4)	—	—	—	—	—	—	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(496.0)	—	(20.0)	(37.2)	—	—	—	(553.2)	(37.2)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2011, 86 percent of our Level 3 fixed maturities, available for sale, were investment grade and 35 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

We review the fair value hierarchy classifications each reporting period.  Transfers in and/or out of Level 3 in 2011 and 2010 include transfers due to changes in the observability of the valuation attributes resulting in a reclassification of certain financial assets or liabilities. In addition, in the second quarter of 2011, we re-evaluated the observability of pricing inputs related to investment grade privately placed securities. As a result, we reclassified certain investment grade privately placed securities from Level 3 to Level 2.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.  There were no significant transfers between Level 1 and Level 2 in 2011 or 2010.

The amount presented for gains (losses) included in our net income for assets and liabilities still held as of the reporting date primarily represents impairments for fixed maturities, available for sale, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivative instruments included in liabilities for insurance products that exist as of the reporting date.

We use the following methods and assumptions to determine the estimated fair values of other financial instruments:

Cash and cash equivalents.  The carrying amount for these instruments approximates their estimated fair value.

Mortgage loans and policy loans.  We discount future expected cash flows for loans included in our investment portfolio based on interest rates currently being offered for similar loans to borrowers of similar credit quality.  We aggregate loans with similar characteristics in our calculations.  The fair value of policy loans approximates their carrying value.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The estimated fair values of our financial instruments at December 31, 2011 and 2010, were as follows (dollars in millions):

	2011		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Fixed maturities, available for sale	$23,516.0	$23,516.0	$20,633.9	$20,633.9
Equity securities	175.1	175.1	68.1	68.1
Mortgage loans	1,602.8	1,735.4	1,761.2	1,762.6
Policy loans	279.7	279.7	284.4	284.4
Trading securities	91.6	91.6	372.6	372.6
Investments held by variable interest entities	496.3	496.3	420.9	420.9
Other invested assets	202.8	202.8	240.9	240.9
Cash and cash equivalents	510.4	510.4	598.7	598.7
Financial liabilities:
Insurance liabilities for interest-sensitive products (a)	$13,165.5	$13,165.5	$13,194.7	$13,194.7
Investment borrowings	1,676.5	1,735.7	1,204.1	1,265.3
Borrowings related to variable interest entities	519.9	485.1	386.9	345.1
Notes payable – direct corporate obligations	857.9	978.3	998.5	1,166.4
____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2011 and 2010.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $11.5 million, $20.0 million and $28.4 million in 2011, 2010 and 2009, respectively.  Amounts amortized totaled $28.7 million, $31.2 million and $30.2 million in 2011, 2010 and 2009, respectively.  The unamortized balance of deferred sales inducements was $149.2 million and $166.4 million at December 31, 2011 and 2010, respectively.  The balance of insurance liabilities for persistency bonus benefits was $50.0 million and $85.3 million at December 31, 2011 and 2010, respectively.

Out-of-Period Adjustments

We recorded the net effect of out-of-period adjustments which increased our insurance policy benefits by $9.7 million, decreased tax expense by $3.4 million and decreased our net income by $6.3 million (or two cents per diluted share) in 2011. We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of the errors in relation to 2011, as well as the materiality to the periods in which they originated. The impact of correcting these errors in prior years was not significant to any individual period. Management believes these errors are immaterial to the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Recently Issued Accounting Standards

Pending Accounting Standards

In June 2011, the FASB issued authoritative guidance to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity. Such guidance requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will result in a change in the presentation of our financial statements but will not have any impact on our financial condition, operating results or cash flows. In December 2011, the FASB issued authoritative guidance to defer the requirement to present reclassification adjustments out of accumulated other comprehensive income to net income on the face of the financial statements. All other aspects of the original guidance are still effective.

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

The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance is met.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Retrospective application to all prior periods presented upon the date of adoption is permitted, but not required.  We currently expect that the adoption of this guidance will result in a reduction to our book value of approximately $580 million or $1.96 per diluted share. If the new guidance had been effective at December 31, 2011, we estimate that our earnings for 2011 would have been reduced by approximately $47 million, or approximately $.15 per diluted share. The guidance will reduce the balance of deferred acquisition costs, its amortization and the amount of costs that we capitalize. We expect that we will be able to defer most commission payments, plus other costs directly related to the production of new business. The proposed change does not impact the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there will be no change in the amortization of the present value of future profits.

Management continues to evaluate the impact the guidance will have on our business and consolidated financial statements and expects to adopt the new guidance on a retrospective basis.

Adopted Accounting Standards

In March 2010, the FASB issued authoritative guidance clarifying the scope exception for embedded credit derivatives and when those features would be bifurcated from the host contract. Under the new guidance, only embedded credit derivative

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

features that are in the form of subordination of one financial instrument to another would not be subject to the bifurcation requirements. Accordingly, entities will be required to bifurcate any embedded credit derivative features that no longer qualify under the amended scope exception, or, for certain investments, an entity can elect the fair value option and record the entire investment at fair value. This guidance was effective for fiscal quarters beginning after June 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures related to purchases, sales, issuances and settlements in the rollforward of Level 3 fair value measurements.  This guidance was effective for reporting periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements related to fair value. An entity is also required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. In addition, the guidance amends the fair value disclosure requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. Such disclosures are included in the note to the consolidated financial statements entitled “Fair Value Measurements”. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The guidance must be applied to transfers occurring on or after the effective date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held and additional disclosures, including the financial statement effects of the entity's involvement with VIEs. The guidance is effective as of the beginning of each reporting entity's first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption of this guidance was as follows (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	January 1, 2010
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted

Total investments	$21,530.2	$247.6	$21,777.8

Cash and cash equivalents held by variable interest entities	3.4	3.8	7.2
Accrued investment income	309.0	.9	309.9
Income tax assets, net	1,124.0	8.6	1,132.6
Other assets	310.7	14.2	324.9
Total assets	30,343.8	275.1	30,618.9

Other liabilities	610.4	8.8	619.2
Borrowings related to variable interest entities	229.1	282.2	511.3
Total liabilities	26,811.4	291.0	27,102.4

Accumulated other comprehensive income (loss)	(264.3)	(6.2)	(270.5)
Accumulated deficit	(614.6)	(9.7)	(624.3)
Total shareholders' equity	3,532.4	(15.9)	3,516.5

Total liabilities and shareholders' equity	30,343.8	275.1	30,618.9

On April 9, 2009, the FASB issued authoritative guidance regarding the recognition and presentation of an other-than-temporary impairment and required additional disclosures.  The recognition provision within this guidance applies only to fixed maturity investments that are subject to the other-than-temporary impairments.  If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings.  Otherwise, losses on securities which are other-than-temporarily impaired are separated into:  (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors.  The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes and related amortization. The guidance requires a cumulative effect adjustment to accumulated deficit and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which we do not intend to sell and it is more likely than not that we will not be required to sell such securities before recovery of the amortized cost basis.  We adopted the guidance effective January 1, 2009.  The cumulative effect of adopting this guidance was a $4.9 million net decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive income (loss).

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

In May 2008, the FASB issued authoritative guidance that specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The guidance was applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements.  In October 2009, the Company reissued its financial statements as December 31, 2008 and 2007, and for the three years ended December 31, 2008, to reflect the adoption of this authoritative guidance on a retrospective basis. The adoption of the guidance affected the accounting for our 3.5% Convertible Debentures due September 30, 2035 (the “3.5% Debentures”).  Upon adoption of the guidance, the effective interest rate on our 3.5% Debentures increased to 7.4 percent, which resulted in the recognition of a $45.0 million discount to these notes with the offsetting after tax amount recorded to paid-in capital.  Such discount is amortized as interest expense over the remaining life of the 3.5% Debentures.

Interest expense related to the 3.5% Debentures includes the following for the year ended December 31, 2009 (dollars in millions):

2009

Contractual interest expense	$9.4
Amortization of discount	9.4
Amortization of debt issue costs	1.1
Total interest expense	$19.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2011, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$13,414.9	$1,513.4	$(86.4)	$14,841.9	$—
United States Treasury securities and obligations of United States government corporations and agencies	298.0	7.4	—	305.4	—
States and political subdivisions	1,778.7	189.3	(13.6)	1,954.4	—
Debt securities issued by foreign governments	1.3	.1	—	1.4	—
Asset-backed securities	1,227.2	43.3	(30.9)	1,239.6	—
Collateralized debt obligations	323.1	1.1	(4.4)	319.8	—
Commercial mortgage-backed securities	1,351.0	89.9	(7.9)	1,433.0	—
Mortgage pass-through securities	30.5	1.6	(.1)	32.0	—
Collateralized mortgage obligations	1,314.8	77.8	(4.0)	1,388.6	(.3)
Total investment grade fixed maturities, available for sale	19,739.5	1,923.9	(147.3)	21,516.1	(.3)
Below-investment grade (a):
Corporate securities	1,055.5	25.6	(50.5)	1,030.6	—
Asset-backed securities	178.0	2.2	(5.8)	174.4	—
Collateralized debt obligations	9.4	—	(1.9)	7.5	—
Collateralized mortgage obligations	796.7	8.1	(17.4)	787.4	(11.5)
Total below-investment grade fixed maturities, available for sale	2,039.6	35.9	(75.6)	1,999.9	(11.5)
Total fixed maturities, available for sale	$21,779.1	$1,959.8	$(222.9)	$23,516.0	$(11.8)
Equity securities	$177.0	$1.2	$(3.1)	$175.1
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (Moody's Investor Services, Inc. (“Moody’s”), S&P or Fitch Ratings (“Fitch”)), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of “1” or “2” include fixed maturities generally rated investment grade (rated “Baa3” or higher by Moody’s or rated “BBB-” or higher by S&P and Fitch).  NAIC designations of “3” through “6” are referred to as below-investment grade (which generally are rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2011 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,617.4	$11,504.2	48.9%
2	9,982.9	10,855.4	46.2
3	877.2	861.3	3.6
4	279.3	277.2	1.2
5	21.9	17.4	.1
6.4		.5	—
	$21,779.1	$23,516.0	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2010, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade:
Corporate securities	$12,032.9	$623.4	$(108.8)	$12,547.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	299.1	5.6	(11.8)	292.9	—
States and political subdivisions	1,836.1	8.6	(95.6)	1,749.1	—
Debt securities issued by foreign governments	.8	.1	—	.9	—
Asset-backed securities	1,204.0	31.7	(28.5)	1,207.2	—
Collateralized debt obligations	238.7	3.4	(1.1)	241.0	—
Commercial mortgage-backed securities	1,292.8	76.4	(9.0)	1,360.2	(.1)
Mortgage pass-through securities	29.5	1.8	—	31.3	—
Collateralized mortgage obligations	1,416.7	25.7	(30.1)	1,412.3	(1.6)
Total investment grade fixed maturities, available for sale	18,350.6	776.7	(284.9)	18,842.4	(1.7)
Below-investment grade:
Corporate securities	1,227.3	24.4	(38.8)	1,212.9	—
States and political subdivisions	4.7	—	(1.5)	3.2	—
Asset-backed securities	57.5	1.5	(2.8)	56.2	—
Collateralized debt obligations	14.3	1.2	—	15.5	—
Commercial mortgage-backed securities	7.0	—	(3.5)	3.5	—
Collateralized mortgage obligations	494.4	11.2	(5.4)	500.2	(21.7)
Total below-investment grade fixed maturities, available for sale	1,805.2	38.3	(52.0)	1,791.5	(21.7)
Total fixed maturities, available for sale	$20,155.8	$815.0	$(336.9)	$20,633.9	$(23.4)
Equity securities	$68.2	$.8	$(.9)	$68.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of December 31, 2011 and 2010, were as follows (dollars in millions):

	2011	2010
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$(4.4)	$(4.4)
Net unrealized gains on all other investments	1,733.2	476.5
Adjustment to present value of future profits (a)	(214.8)	(17.6)
Adjustment to deferred acquisition costs	(532.3)	(76.2)
Unrecognized net loss related to deferred compensation plan	(8.3)	(7.7)
Deferred income tax liabilities	(347.9)	(132.3)
Accumulated other comprehensive income	$625.5	$238.3
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At December 31, 2011, adjustments to the present value of future profits, deferred acquisition costs and deferred income tax assets included $(182.0) million, $(242.0) million and $152.6 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,307.6	9.8%	$5.7	2.6%
Collateralized mortgage obligations	2,176.0	9.3	21.4	9.6
Utilities	2,113.0	9.0	1.8	.8
States and political subdivisions	1,954.4	8.3	13.6	6.1
Commercial mortgage-backed securities	1,433.0	6.1	7.9	3.5
Asset-backed securities	1,414.0	6.0	36.7	16.5
Insurance	1,356.2	5.8	15.0	6.8
Healthcare/pharmaceuticals	1,195.8	5.1	2.0	.9
Food/beverage	1,133.4	4.8	1.5	.7
Real estate/REITs	898.8	3.8	3.2	1.5
Cable/media	877.9	3.7	10.2	4.6
Banks	752.8	3.2	46.5	20.9
Capital goods	693.6	2.9	2.6	1.2
Transportation	543.8	2.3	.6	.3
Telecom	498.4	2.1	17.3	7.7
Aerospace/defense	449.5	1.9	.1	—
Building materials	388.7	1.7	13.8	6.2
Chemicals	388.6	1.7	—	—
Paper	367.8	1.6	3.6	1.6
Collateralized debt obligations	327.3	1.4	6.3	2.8
Metals and mining	320.3	1.4	2.1	.9
U.S. Treasury and Obligations	305.4	1.3	—	—
Consumer products	291.8	1.2	2.5	1.1
Brokerage	259.8	1.1	6.3	2.8
Technology	257.7	1.1	.3	.1
Other	810.4	3.4	1.9	.8
Total fixed maturities, available for sale	$23,516.0	100.0%	$222.9	100.0%

Below-Investment Grade Securities

At December 31, 2011, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,039.6 million, or 9.4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,999.9 million, or 98 percent of the amortized cost.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as “structured securities”) frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$123.9	$125.7
Due after one year through five years	1,325.5	1,396.4
Due after five years through ten years	4,586.8	4,911.7
Due after ten years	10,512.2	11,699.9
Subtotal	16,548.4	18,133.7
Structured securities	5,230.7	5,382.3
Total fixed maturities, available for sale	$21,779.1	$23,516.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2011	2010	2009

Fixed maturities	$1,233.8	$1,162.6	$1,083.7
Trading income related to policyholder and reinsurer accounts and other special-purpose portfolios	14.6	43.7	11.1
Equity securities	1.7	.8	1.5
Mortgage loans	111.7	121.7	130.8
Policy loans	17.6	18.2	21.2
Options related to fixed index products:
Option income (loss)	36.5	57.3	(63.0)
Change in value of options	(57.7)	(29.1)	113.7
Other invested assets	14.5	9.1	10.0
Cash and cash equivalents	.4	.5	1.1
Gross investment income	1,373.1	1,384.8	1,310.1
Less investment expenses	19.0	17.9	17.4
Net investment income	$1,354.1	$1,366.9	$1,292.7

The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled $10.0 million and $7.9 million at December 31, 2011 and 2010, respectively.

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2011	2010	2009
Fixed maturity securities, available for sale:
Realized gains on sale	$183.1	$347.1	$367.9
Realized losses on sale	(59.9)	(147.7)	(233.9)
Impairments:
Total other-than-temporary impairment losses	(19.2)	(94.8)	(337.8)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	5.3	(4.7)	188.3
Net impairment losses recognized	(13.9)	(99.5)	(149.5)
Net realized investment gains (losses) from fixed maturities	109.3	99.9	(15.5)
Equity securities	(.2)	.1	—
Commercial mortgage loans	(29.3)	(16.9)	(13.5)
Impairments of mortgage loans and other investments	(20.7)	(50.3)	(45.9)
Other	2.7	(2.6)	14.4
Net realized investment gains (losses)	$61.8	$30.2	$(60.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

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

At December 31, 2011, fixed maturity securities in default or considered nonperforming had both an aggregate amortized cost and a carrying value of $.4 million. We also had mortgage loans with an aggregate carrying value of $9.6 million that were in the process of foreclosure at December 31, 2011.

During 2010, we recorded an impairment charge of $70.6 million on an investment made by our Predecessor in a guaranteed investment contract issued by a Bermuda insurance company. We decided to pursue the early commutation of this investment in exchange for interests in certain underlying invested assets held by the insurance company. Information related to these underlying invested assets obtained in late December 2010 and early 2011 resulted in the recognition of the impairment charge. The guaranteed investment contract was scheduled to mature in December 2029 and had a projected future yield of 1.33 percent (the guaranteed minimum rate) immediately prior to the impairment charge. The estimated fair value of our investment in the guaranteed investment contract was $213 million at December 31, 2010. Also during 2010, other-than-temporary impairments recorded in earnings included: (i) $23.6 million of losses related to mortgage-backed and asset-backed securities, primarily reflecting changes related to the estimated future cash flows of the underlying assets and, for certain securities, changes in our intent to hold the securities; (ii) $40.8 million of losses related to commercial mortgage loans reflecting our concerns regarding the issuers' ability to continue to make contractual payments related to these loans and our estimate of the value of the underlying properties; (iii) $1.6 million related to a home office building which is available for sale; and (iv) $13.2 million of additional losses primarily related to various corporate securities and other invested assets following unforeseen issue-specific events or conditions.

During 2011, we completed the commutation of the investment in the guaranteed investment contract as discussed above pursuant to which we received government agency securities as well as equity interests in certain corporate investments with an aggregate fair value of $197.5 million in exchange for our holdings with a book value of $201.5 million (resulting in a net realized loss of $4.0 million).  During 2011, we recognized impairment charges of $11.5 million on the underlying invested assets.

During 2011, the $34.6 million of other-than-temporary impairments we recorded in earnings included:  (i) $11.5 million on an investment in a guaranteed investment contract as discussed above; (ii) $11.8 million of losses related to certain commercial mortgage loans ; (iii) $4.3 million related to investments held by a VIE as a result of our intent to sell such investments; and (iv) $7.0 million of additional losses following unforeseen issue-specific events or conditions.

During 2011, the $59.9 million of realized losses on sales of $1.0 billion of fixed maturity securities, available for sale, included:  (i) $24.1 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $13.4 million related to sales of securities issued by states and political subdivisions; (iii) $8.9 million related to the partial commutations of the guaranteed investment contract as discussed above; and (iv) $13.5 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows.

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security’s estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2011, other-than-temporary impairments included in accumulated other comprehensive income of $11.8 million (before taxes and related amortization) related to structured securities.

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year ended
	December 31,
	2011	2010	2009
Credit losses on fixed maturity securities, available for sale, beginning of period	$(6.1)	$(27.2)	$(.6)
Add: credit losses on other-than-temporary impairments not previously recognized	(1.1)	(1.7)	(20.7)
Less: credit losses on securities sold	5.2	33.3	5.4
Less: credit losses on securities impaired due to intent to sell (a)	—	1.9	—
Add: credit losses on previously impaired securities	—	(12.4)	(11.3)
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(2.0)	$(6.1)	$(27.2)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$16.7	$16.7
Due after one year through five years	267.2	259.2
Due after five years through ten years	741.4	703.2
Due after ten years	1,158.2	1,053.9
Subtotal	2,183.5	2,033.0
Structured securities	1,807.9	1,735.5
Total	$3,991.4	$3,768.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2011 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	7	$64.7	$(17.5)	$47.2
Greater than or equal to 6 months and less than 12 months	1	14.8	(3.6)	11.2
	8	$79.5	$(21.1)	$58.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2011 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Banks	$13.9	$20.7	$11.9	$—	$46.5
Asset-backed securities	13.6	17.3	4.7	1.1	36.7
Collateralized mortgage obligations	3.2	.8	2.2	15.2	21.4
Telecom	—	13.1	1.2	3.0	17.3
Insurance	.8	12.7	1.5	—	15.0
Building materials	—	3.6	9.7	.5	13.8
States and political subdivisions	4.7	8.9	—	—	13.6
Cable/media	—	.4	6.2	3.6	10.2
Commercial mortgage-backed securities	7.2	.7	—	—	7.9
Collateralized debt obligations	4.1	.3	.9	1.0	6.3
Brokerage	5.7	.6	—	—	6.3
Energy/pipelines	—	4.0	1.6	.1	5.7
Paper	—	.1	3.5	—	3.6
Real estate/REITs	.1	1.5	1.6	—	3.2
Capital goods	—	2.1	.5	—	2.6
Consumer products	—	.3	1.9	.3	2.5
Metals and mining	—	1.3	.8	—	2.1
Healthcare/pharmaceuticals	—	1.2	.1	.7	2.0
Utilities	—	1.8	—	—	1.8
Food/beverage	—	1.0	—	.5	1.5
Gaming	—	—	—	.9	.9
Transportation	—	.6	—	—	.6
Technology	—	—	.2	.1	.3
Retail	—	.1	—	—	.1
Autos	—	.1	—	—	.1
Aerospace/defense	—	.1	—	—	.1
Mortgage pass-through securities	.1	—	—	—	.1
Other	—	.6	.1	—	.7
Total fixed maturities, available for sale	$53.4	$93.9	$48.6	$27.0	$222.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2011 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$9.1	$—	$.2	$—	$9.3	$—
States and political subdivisions	6.9	(.2)	155.4	(13.4)	162.3	(13.6)
Debt securities issued by foreign governments	.5	—	—	—	.5	—
Corporate securities	1,394.7	(57.0)	466.2	(79.9)	1,860.9	(136.9)
Asset-backed securities	437.6	(14.5)	147.5	(22.2)	585.1	(36.7)
Collateralized debt obligations	268.8	(6.3)	1.7	—	270.5	(6.3)
Commercial mortgage-backed securities	168.8	(5.2)	33.0	(2.7)	201.8	(7.9)
Mortgage pass-through securities	1.2	—	2.2	(.1)	3.4	(.1)
Collateralized mortgage obligations	645.0	(20.8)	29.7	(.6)	674.7	(21.4)
Total fixed maturities, available for sale	$2,932.6	$(104.0)	$835.9	$(118.9)	$3,768.5	$(222.9)
Equity securities	$41.6	$(3.0)	$.4	$—	$42.0	$(3.0)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2010 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$196.9	$(11.8)	$.2	$—	$197.1	$(11.8)
States and political subdivisions	1,188.3	(53.5)	212.1	(43.6)	1,400.4	(97.1)
Corporate securities	2,562.3	(78.3)	712.1	(69.3)	3,274.4	(147.6)
Asset-backed securities	356.5	(6.0)	224.0	(25.3)	580.5	(31.3)
Collateralized debt obligations	117.0	(.9)	5.8	(.2)	122.8	(1.1)
Commercial mortgage-backed securities	15.5	—	111.8	(12.5)	127.3	(12.5)
Mortgage pass-through securities	.3	—	3.4	—	3.7	—
Collateralized mortgage obligations	661.0	(29.1)	112.9	(6.4)	773.9	(35.5)
Total fixed maturities, available for sale	$5,097.8	$(179.6)	$1,382.3	$(157.3)	$6,480.1	$(336.9)
Equity securities	$.4	$—	$6.1	$(.9)	$6.5	$(.9)

Based on management’s current assessment of investments with unrealized losses at December 31, 2011, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2011 fixed maturity investments included structured securities with an estimated fair value of $5.4 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing and pace of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium.

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2011.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2011 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$576.0	$529.3	$521.9
4 percent – 5 percent	739.4	722.6	771.1
5 percent – 6 percent	2,678.5	2,592.3	2,675.3
6 percent – 7 percent	1,025.0	986.3	1,005.8
7 percent – 8 percent	201.7	208.1	212.9
8 percent and above	186.9	192.1	195.3
Total structured securities	$5,407.5	$5,230.7	$5,382.3

The amortized cost and estimated fair value of structured securities at December 31, 2011, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,403.9	$1,444.5	6.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	715.7	740.6	3.2
Commercial mortgage-backed securities	1,351.0	1,433.0	6.1
Asset-backed securities	1,405.2	1,414.0	6.0
Collateralized debt obligations	332.5	327.3	1.4
Other	22.4	22.9	.1
Total structured securities	$5,230.7	$5,382.3	22.9%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Commercial Mortgage Loans

At December 31, 2011, the mortgage loan balance was primarily comprised of commercial loans. Approximately 7 percent, 7 percent, 6 percent, 6 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Minnesota, Arizona, Florida, Indiana and Maryland, respectively. No other state comprised greater than five percent of the mortgage loan balance. Less than one percent of the commercial mortgage loan balance was noncurrent at December 31, 2011. We had no allowance for losses on mortgage loans at both December 31, 2011 and 2010.

The following table provides the weighted average loan-to-value ratio for our outstanding mortgage loans as of December 31, 2011 (dollars in millions):

Loan-to-value ratio (a)	Carrying value	Estimated fair value
Less than 60%	$626.3	$697.6
60% to 70%	382.5	415.6
70% to 80%	207.2	217.3
80% to 90%	218.9	241.6
Greater than 90%	167.9	163.3
Total	$1,602.8	$1,735.4
________________

(a)
Loan-to-value ratios are calculated as the ratio of:  (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying commercial property, which is updated on a periodic basis as part of our ongoing credit assessment of the loan portfolio.

Securities Lending

The Company participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to third parties via a lending agent for a short period of time. We maintained ownership of the loaned securities. We required collateral equal to 102 percent of the fair value of the loaned securities. The collateral was invested by the lending agent in accordance with our guidelines. The fair value of the loaned securities was monitored on a daily basis with additional collateral obtained as necessary. In the third quarter of 2010, the Company discontinued its securities lending program. Income generated from the program, net of expenses was recorded as net investment income and totaled $.2 million and $1.2 million in 2010 and 2009, respectively.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $74.5 million and $77.7 million at December 31, 2011 and 2010, respectively.

The changes in unrealized appreciation (depreciation) included in accumulated other comprehensive income (loss) are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income (loss) of approximately $38 million, $(114) million and $(385) million for the years ended December 31, 2011, 2010 and 2009, respectively.

CNO had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2011 and 2010.

4. LIABILITIES FOR INSURANCE PRODUCTS

These liabilities consisted of the following (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Withdrawal assumption	Mortality assumption	Interest rate assumption	2011	2010

Future policy benefits:
Interest-sensitive products:
Investment contracts	N/A	N/A	(c)	$9,832.9	$9,742.9
Universal life contracts	N/A	N/A	N/A	3,332.6	3,451.8
Total interest-sensitive products				13,165.5	13,194.7
Traditional products:
Traditional life insurance contracts	Company experience	(a)	5%	2,396.2	2,354.3
Limited-payment annuities	Company experience, if applicable	(b)	5%	848.8	873.4
Individual and group accident and health	Company experience	Company experience	6%	7,237.7	7,079.9
Total traditional products				10,482.7	10,307.6
Claims payable and other policyholder funds	N/A	N/A	N/A	1,034.3	968.7
Liabilities related to separate accounts	N/A	N/A	N/A	15.0	17.5
Total				$24,697.5	$24,488.5
____________________

(a)	Principally, modifications of the 1965 ‑ 70 and 1975 - 80 Basic, Select and Ultimate Tables.

(b)	Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

(c)	In 2011 and 2010, all of this liability represented account balances where future benefits are not guaranteed.

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

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

	2011	2010	2009

Balance, beginning of the year	$1,543.7	$1,444.0	$1,341.3
Incurred claims (net of reinsurance) related to:
Current year	1,545.8	1,505.8	1,616.8
Prior years (a)	(41.7)	(15.6)	(32.3)
Total incurred	1,504.1	1,490.2	1,584.5
Interest on claim reserves	78.4	73.4	69.3
Paid claims (net of reinsurance) related to:
Current year	866.5	827.0	910.7
Prior years	626.2	694.1	691.6
Total paid	1,492.7	1,521.1	1,602.3
Net change in balance for reinsurance assumed and ceded	3.8	57.2	51.2
Balance, end of the year	$1,637.3	$1,543.7	$1,444.0
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

5. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2011	2010	2009
Current tax expense	$11.9	$9.7	$9.3
Deferred tax provision	127.8	94.2	50.8
Income tax expense on period income	139.7	103.9	60.1
Valuation allowance	(143.0)	(95.0)	27.8
Total income tax expense (benefit)	$(3.3)	$8.9	$87.9
A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2011	2010	2009
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	(37.7)	(32.4)	16.0
Other nondeductible benefits	.7	(.3)	(1.4)
State taxes	.8	.8	1.0
Provision for tax issues, tax credits and other	.3	(.1)	—
Effective tax rate	(.9)%	3.0%	50.6%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	2011	2010
Deferred tax assets:
Net federal operating loss carryforwards attributable to:
Life insurance subsidiaries	$583.0	$681.7
Non-life companies	862.2	870.6
Net state operating loss carryforwards	16.8	17.8
Tax credits	32.6	23.4
Capital loss carryforwards	342.3	339.7
Deductible temporary differences:
Investments	—	5.3
Insurance liabilities	744.4	738.9
Other	53.1	62.8
Gross deferred tax assets	2,634.4	2,740.2
Deferred tax liabilities:
Investments	(24.2)	—
Present value of future profits and deferred acquisition costs	(673.8)	(676.3)
Unrealized appreciation on investments	(347.9)	(132.3)
Gross deferred tax liabilities	(1,045.9)	(808.6)
Net deferred tax assets before valuation allowance	1,588.5	1,931.6
Valuation allowance	(938.4)	(1,081.4)
Net deferred tax assets	650.1	850.2
Current income taxes accrued	(19.6)	(10.8)
Income tax assets, net	$630.5	$839.4

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

Concluding that a valuation allowance is not required is difficult when there has been cumulative losses in recent years. As of September 30, 2011, we were no longer in a three-year cumulative loss position. We had achieved taxable income in each of the last twelve quarters preceding September 30, 2011, and our deferred tax valuation model reflects increased levels of taxable income in the future which will allow us to further utilize our deferred tax assets. Based on our assessment, it appears more likely than not that $866 million of our tax loss carryforwards included in deferred tax assets will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $143.0 million in the third quarter of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

2011. We continue to assess the need for a valuation allowance in the future. If future results are less than those reflected in our model, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our deferred tax valuation model as of December 31, 2011, reflects future taxable income based on a normalized average annual taxable income for the last three years, plus 5% growth for the next five years and no growth thereafter. Taxable income used in the deferred tax valuation model for future periods through 2023 (the year in which significant non-life NOLs expire) includes $3.3 billion of life taxable income and $230 million of non-life taxable income. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance at December 31, 2008	$1,180.7
Increase in 2009	27.8	(a)
Expiration of capital loss carryforwards	(32.1)
Balance at December 31, 2009	1,176.4
Decrease in 2010	(95.0)	(b)
Balance at December 31, 2010	1,081.4
Decrease in 2011	(143.0)	(c)
Balance at December 31, 2011	$938.4
____________________

(a)
The $27.8 million increase to our valuation allowance during 2009 included increases of: (i) $23.0 million related to our reassessment of the recovery of our deferred tax assets following the completion of reinsurance transactions in 2009; and (ii) $4.8 million related to the recognition of additional realized investment losses for which we are unlikely to receive any tax benefit.

(b)
The $95.0 million reduction to the deferred tax valuation allowance during 2010 resulted from the utilization of NOLs and capital loss carryforwards and higher projections of future taxable income based on evidence we consider to be objective and verifiable.

(c)
The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income as further discussed above.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders’ equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company’s NOLs is dependent, in part, on whether the Internal Revenue Service (the “IRS”) takes an adverse position in the future regarding the tax position we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income ("CODI")resulting from the bankruptcy of our Predecessor and the classification of the loss we recognized as a result of the transfer (the “Transfer”) of the stock of Senior Health Insurance Company of Pennsylvania (“Senior Health”) to Senior Health Care Oversight Trust, an independent trust (the “Independent Trust”) (as further described below).

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

Section 382 of the Code imposes limitations on a corporation’s ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock (including upon conversion of our outstanding 7.0% Convertible Senior Debentures due 2016 (the “7.0% Debentures”)),

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

or acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO’s equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.55 percent at December 31, 2011), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2011, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock that would create “5 percent shareholders” as defined in Section 382. On December 6, 2011, the Company's Board of Directors amended the Section 382 Rights Agreement to, among other things, (i) extend the final expiration date of the Amended Rights Agreement to December 6, 2014, (ii) update the purchase price of the rights described below, (iii) provide for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock, (iv) provide for a 4.99% percent ownership threshold relating to any Company 382 Securities (as defined below), and amend other provisions to reflect best practices for tax benefit preservation plans, including updates to certain definitions.

Under the Section 382 Rights Agreement, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009 and for each share issued after that date. Pursuant to the Amended Section 382 Rights Agreement, if any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the Company's outstanding common stock (or any other interest in the Company that would be treated as “stock” under applicable Section 382 regulations) without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group. Shareholders who held more than 4.99 percent of the Company's outstanding common stock as of December 6, 2011 will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

The Amended Section 382 Rights Agreement will be submitted to shareholders for approval at the Company's 2012 annual meeting. If approved by shareholders, the Amended Section 382 Rights Agreement will continue in effect until December 6, 2014, unless earlier terminated or redeemed by the Board of Directors. The Company's Audit Committee will review our NOLs on an annual basis and will recommend amending or terminating the Section 382 Rights Agreement based on its review.

On May 11, 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the “Section 382 Charter Amendment”). Subject to the provisions set forth in the Section 382 Charter Amendment, transfers of our common stock would be void and of no effect if the effect of the purported transfer would be to: (i) increase the direct or indirect ownership of our common stock by any person or public group (as such term is defined in the regulations under Section 382) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. The Section 382 Charter Amendment will continue in effect until December 31, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

As of December 31, 2011, we had $4.1 billion of federal NOLs and $1.0 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss		Total loss
	Life		Non-life		carryforwards		carryforwards
2013	$—		$—		$940.3	(b)	$940.3
2014	—		—		28.7		28.7
2016	—		—		8.9		8.9
2018	1,432.2	(a)	—		—		1,432.2
2021	29.6		—		—		29.6
2022	204.1		—		—		204.1
2023	—	(b)	1,975.2	(a)	—		1,975.2
2024	—		3.2		—		3.2
2025	—		118.8		—		118.8
2027	—		216.8		—		216.8
2028	—		.5		—		.5
2029	—		148.8		—		148.8
Total	$1,665.9		$2,463.3		$977.9		$5,107.1
_________________________

(a)
The allocation of the NOLs summarized above assumes the IRS does not take an adverse position in the future regarding the tax position we plan to take in our tax returns with respect to the allocation of CODI.  If the IRS disagrees with the tax position we plan to take with respect to the allocation of CODI, and their position prevails, approximately $631 million of the NOLs expiring in 2018 would be characterized as non-life NOLs.

(b)
Capital loss carryforwards expiring in 2013 include a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. Due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return. If classifying this loss as ordinary is ultimately determined to be correct, capital loss carryforwards expiring in 2013 would decrease and life net operating loss carryforwards expiring in 2023 would increase by $742 million.

We had deferred tax assets related to NOLs for state income taxes of $16.8 million and $17.8 million at December 31, 2011 and December 31, 2010, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

As more fully discussed below, the following interpretations of the tax law may have an impact on our ability to utilize our NOLs and are uncertain tax positions of the Company: (i) whether the CODI recognized in conjunction with our bankruptcy should be classified as a reduction to life or non-life NOLs; and (ii) whether the loss on our investment in Senior Health should be classified as an NOL or a capital loss carryforward. The recorded NOLs and capital loss carryforwards related to these items are fully offset by tax valuation allowances, as it is uncertain whether such assets will be realized.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs. However, if the IRS were to disagree with our interpretation and ultimately prevail, we believe $631 million of NOLs classified as life company NOLs would be re-characterized as non-life NOLs and subject to the 35% limitation discussed above. Such a re-characterization would also extend the year of expiration as life company NOLs expire after 15 years whereas non-life NOLs expire after 20 years. Due to uncertainties with respect to the ultimate position the IRS may take and limitations on our ability to utilize NOLs based on projected life and non-life income, we have considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance. If the IRS agrees with our position that the $631 million of CODI is a reduction to non-life NOLs, our valuation allowance would be

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

reduced by approximately $140 million based on the income projection used in our valuation allowance at December 31, 2011. During 2011, we requested resolution with the IRS on this issue through the Pre-Filing Agreement Program and believe that it is reasonably possible to reach a resolution within the next twelve months. An estimate of the outcome cannot be predicted.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $160 million based on income projections used in our valuation allowance at December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows (dollars in millions):

	Years ended December 31,
	2011	2010

Balance at beginning of year	$311.1	$300.6
Increase based on tax positions taken in prior years	7.1	10.5
Balance at end of year	$318.2	$311.1

As of both December 31, 2011 and 2010, $300 million of our unrecognized tax benefits, if recognized, would have resulted in a decrease in our valuation allowance for deferred tax assets. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense or our evaluation of the valuation allowance for deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Included in tax expense in 2011 is $1.1 million of interest. No such amounts were recognized in 2010 or 2009. The liability for accrued interest was $1.1 million at December 31, 2011, and was not significant at December 31, 2010.

Tax years 2008 through 2010 are open to examination by the IRS.  The Company’s various state income tax returns are generally open for tax years 2008 through 2010 based on the individual state statutes of limitation. Generally, for tax years which generate net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $2.8 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

6. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2011 and 2010 (dollars in millions):

	2011	2010
7.0% Debentures	$293.0	$293.0
Senior Secured Credit Agreement	255.2	375.0
9.0% Senior Secured Notes due January 2018 (the “9.0% Senior Secured Notes”)	275.0	275.0
Senior Health Note due November 12, 2013 (the “Senior Health Note”)	50.0	75.0
Unamortized discount on 7.0% Debentures	(12.9)	(14.8)
Unamortized discount on Senior Secured Credit Agreement	(2.4)	(4.7)
Direct corporate obligations	$857.9	$998.5

7.0% Debentures

On November 13, 2009, we issued $176.5 million aggregate principal amount of our 7.0% Debentures in the initial closing of our private offering of 7.0% Debentures to Morgan Stanley & Co. Incorporated, as the initial purchaser of the 7.0% Debentures. The net proceeds from the initial closing of the offering of our 7.0% Debentures, after deducting the initial purchaser's discounts and commissions and before other offering expenses, totaled $172.0 million. The Company used the net proceeds to fund a substantial portion of the consideration payable in connection with a cash tender offer (the "Tender Offer") for the 3.5% Debentures.

In February 2010, we completed a second closing of $64.0 million aggregate principal amount of our 7.0% Debentures and in May 2010, we completed a third closing of $52.5 million aggregate principal amount of our 7.0% Debentures. These issuances were made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures. We received aggregate net proceeds (after taking into account the discounted offering price less the initial purchaser's discounts and commissions, but before expenses) of: (i) $61.4 million in the second closing of the 7.0% Debentures; and (ii) $49.4 million in the third closing of the 7.0% Debentures. At December 31, 2011 and 2010, unamortized issuance costs (classified as other assets) related to the 7.0% Debentures were $1.6 million and $1.9 million, respectively, and are amortized as an increase to interest expense over the term of the 7.0% Debentures.

The 7.0% Debentures rank equally in right of payment with all of the Company's unsecured and unsubordinated obligations. The 7.0% Debentures are governed by an Indenture dated as of October 16, 2009 (the “7.0% Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Mellon”). The 7.0% Debentures bear interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series. The 7.0% Debentures will mature on December 30, 2016, unless earlier converted. The 7.0% Debentures may not be redeemed at the Company's election prior to the stated maturity date and the holders may not require the Company to repurchase the 7.0% Debentures at any time. The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures will be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of CNO or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events. Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Indenture.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

unpaid interest on all of the 7.0% Debentures to be immediately due and payable.

The 7.0% Indenture provides that on and after the date of the 7.0% Indenture, the Company may not: (i) consolidate with or merge into any other person or sell, convey, lease or transfer the Company's consolidated properties and assets substantially as an entirety to any other person in any one transaction or series of related transactions; or (ii) permit any person to consolidate with or merge into the Company, unless certain requirements set forth in the 7.0% Indenture are satisfied.

In accordance with GAAP, we were required to consider on each issuance date whether the 7.0% Debentures issued on such date were issued with a beneficial conversion feature. A beneficial conversion feature exists if the 7.0% Debentures may be convertible into common stock at an effective conversion price (calculated by dividing the proceeds from the issuance of 7.0% Debentures issued on that date (per $1,000 principal amount of debentures) by the then effective conversion rate) that is lower than the market price of a share of common stock on the date of issuance. When a beneficial conversion feature exists, we are required to separately recognize the beneficial conversion feature at issuance by allocating a portion of the proceeds to the intrinsic value of that feature. The value of the beneficial conversion feature is recorded, net of taxes, as an increase to additional paid-in capital. If a beneficial conversion feature exists on the actual date(s) of issuance, a discount equal to the intrinsic value of the beneficial conversion feature will be recorded against the carrying value of the 7.0% Debentures. Such discount will be amortized from the actual date(s) of issuance to the stated maturity date of the 7.0% Debentures using the effective interest method. Accordingly, the interest expense we recognize related to the 7.0% Debentures will be dependent upon whether a beneficial conversion feature exists on the actual date(s) of issuance and the amount by which the market price(s) of our common stock exceeds the effective conversion price on such actual date(s) of issuance.

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

Senior Secured Credit Agreement

On December 21, 2010, the Company entered into a $375 million senior secured term loan facility maturing on September 30, 2016, pursuant to an agreement among the Company, Morgan Stanley Senior Funding, Inc., as administrative agent (the “Agent”), and the lenders from time to time party thereto (the “Senior Secured Credit Agreement”). The net proceeds of $363.6 million were used to repay a portion of the amount outstanding under our Second Amended and Restated Credit Agreement dated as of October 10, 2006 among CNO, Bank of America, N.A. as agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent and other parties (the “Previous Senior Credit Agreement”). The pricing terms for the Senior Secured Credit Agreement included upfront fees of 1.25 percent paid to the lenders. The Senior Secured Credit Agreement is guaranteed by our primary non-insurance company subsidiaries, as defined in the Senior Secured Credit Agreement (collectively, the “Subsidiary Guarantors”) and secured by substantially all of our and the Subsidiary Guarantors' assets.

In May 2011, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Senior Secured Credit Agreement was decreased. The new interest rate is, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent). The interest rate on the Senior Secured Credit Agreement was 6.25 percent at December 31, 2011. Other changes to the Senior Secured Credit Agreement included:

(i)
a reduction in the mandatory prepayments resulting from certain restricted payments (including share repurchases). Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100 percent of the amount of certain restricted payments made if the debt to total capitalization ratio, as defined in the agreement, is greater than 17.5 percent (such ratio was 17.1 percent at December 31, 2011); (b) 50 percent of the amount if such ratio is equal to or less than 17.5 percent but greater than 12.5 percent; or (c) if the ratio is equal to or less than 12.5 percent at the time of the restricted payment, then there is no prepayment requirement. Previously, we were required to make mandatory prepayments equal to 100 percent of the amount of certain restricted payments regardless of the level of the debt to total capitalization ratio;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(ii)	revisions to the covenants related to investment activity to allow the Company to make certain investments which were previously only permitted to be made by our insurance subsidiaries; and

(iii)	an increase in the cap on non-investment grade investments to 12 percent from 10 percent.

The Senior Secured Credit Agreement contains covenants that limit the Company's ability to take certain actions and perform certain activities, including (each subject to exceptions as set forth in the Senior Secured Credit Agreement):

•	limitations on debt (including, without limitation, guarantees and other contingent obligations);

•	limitations on issuances of disqualified capital stock;

•	limitations on liens and further negative pledges;

•	limitations on sales, transfers and other dispositions of assets;

•	limitations on transactions with affiliates;

•	limitations on changes in the nature of the Company's business;

•	limitations on mergers, consolidations and acquisitions;

•	limitations on dividends and other distributions, stock repurchases and redemptions and other restricted payments;

•	limitations on investments and acquisitions;

•	limitations on prepayment of certain debt;

•	limitations on modifications or waivers of certain debt documents and charter documents;

•	investment portfolio requirements for insurance subsidiaries;

•	limitations on restrictions affecting subsidiaries;

•	limitations on holding company activities; and

•	limitations on changes in accounting policies.

In addition, the Senior Secured Credit Agreement requires the Company to maintain: (i) a debt to total capitalization ratio of not more than 30 percent (such ratio was 17.1 percent at December 31, 2011); (ii) an interest coverage ratio of not less than 2.00 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 5.0 to 1.00 for the rolling four quarters ended December 31, 2011); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 225 percent on or prior to December 31, 2011 and 250 percent thereafter (such ratio was 358 percent at December 31, 2011); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,200.0 million (combined statutory capital and surplus at December 31, 2011, was $1,746.5 million).

We may prepay, in whole or in part, the Senior Secured Credit Agreement, together with any accrued and unpaid interest, with prior notice but without premium or penalty in minimum amounts of $1.0 million or any multiple thereof.

Mandatory prepayments of the Senior Secured Credit Agreement will be required in an amount equal to: (i) 100 percent of the net cash proceeds from certain asset sales or casualty events; (ii) 100 percent of the net cash proceeds received by the Company or any of its subsidiaries from certain debt issuances; (iii) 50 percent of the net cash proceeds received from certain equity issuances; and (iv) 100 percent of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (i) equal to or less than 17.5 percent, but greater than 12.5 percent, the prepayment requirement shall be reduced by one-half; or (ii) equal to or less than 12.5 percent, the prepayment requirement shall not apply.
Notwithstanding the foregoing, no mandatory prepayments pursuant to items (i) or (iii) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20 percent; and (y) either (A) the financial strength rating of certain insurance subsidiaries is equal or better than A- (stable) from A.M. Best Company or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's.
In connection with the execution of the Senior Secured Credit Agreement, the Company and the Subsidiary Guarantors entered into a guarantee and security agreement, dated as of December 21, 2010 (the “Guarantee and Security Agreement”), by and among the Company, the Subsidiary Guarantors and the Agent, pursuant to which the Subsidiary Guarantors guaranteed all of the obligations of the Company under the Senior Secured Credit Agreement and the Company and the Subsidiary Guarantors pledged substantially all of their assets to secure the Senior Secured Credit Agreement, subject to certain exceptions as set forth in the Guarantee and Security Agreement.

In 2011, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments totaling $69.8 million due to our repurchase of $69.8 million of our common stock. In March 2011, we also made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Senior Secured Credit Agreement using available cash.

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

The 9.0% Senior Secured Notes will mature on January 15, 2018. Interest on the 9.0% Senior Secured Notes accrues at a rate of 9.0% per annum and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The 9.0% Senior Secured Notes and the guarantees thereof (the “Guarantee”) are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantor's existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' existing and future subordinated indebtedness. The 9.0% Senior Secured Notes are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 9.0% Senior Secured Notes and the Guarantees are pari passu to all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement.

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

The Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company's ability

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

and the ability of the Company's Restricted Subsidiaries (as defined in the Indenture) to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to shareholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	incur restrictions on the Company's ability and the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company;

•	sell assets, including capital stock of the Company's subsidiaries;

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company's assets; and

•	engage in transactions with affiliates.

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

Intercreditor Agreement

In connection with the issuance of the 9.0% Senior Secured Notes and entry into the Senior Secured Credit Agreement, the Agent and Wilmington, as collateral agent and authorized representative with respect to the 9.0% Senior Secured Notes, entered into an Intercreditor Agreement, dated as of December 21, 2010 (the “Intercreditor Agreement”), which sets forth agreements with respect to the first-priority liens granted by the Company and the Subsidiary Guarantors pursuant to the Indenture and the Senior Secured Credit Agreement.

Under the Intercreditor Agreement, any actions that may be taken with respect to the collateral that secures the 9.0% Senior Secured Notes and the Senior Secured Credit Agreement, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, will be at the direction of the authorized representative of the lenders under the Senior Secured Credit Agreement until the earlier of: (i) the Company's obligations under the Senior Secured Credit Agreement (or refinancings thereof) are discharged; (ii) the date on which the outstanding principal amount of loans and commitments under the Senior Secured Credit Agreement is less than $25.0 million; and (iii) 180 days after the occurrence of both an event of default under the Indenture and the authorized representative of the holders of the 9.0% Senior Secured Notes making certain representations as described in the Intercreditor Agreement, unless the authorized representative of the lenders under the Senior Secured Credit Agreement has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (whether the Company or the applicable Subsidiary Guarantor) is then a debtor under or with respect to (or otherwise subject to) any insolvency or liquidation proceeding.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Previous Senior Credit Agreement

In December 2010, we repaid the $652.1 million outstanding principal balance under our Previous Senior Credit Agreement using: (i) the proceeds from the Senior Secured Credit Agreement and the issuance of the 9.0% Senior Secured Notes; and (ii) available cash.

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

Pursuant to its amended terms, the applicable interest rate on the Previous Senior Credit Agreement (based on either a Eurodollar or base rate) was increased. The Eurodollar rate was equal to LIBOR plus 4 percent with a minimum LIBOR rate of 2.5 percent (such rate was previously LIBOR plus 2 percent with no minimum rate). The base rate was equal to 2.50 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate. In addition, the amended agreement required the Company to pay a fee equal to 1 percent of the outstanding principal balance under the Previous Senior Credit Agreement, which fee was added to the principal balance outstanding and was payable at the maturity of the facility. This 1 percent fee was reported as non-cash interest expense.

On December 22, 2009, the Company entered into Amendment No. 3 to our Previous Senior Credit Agreement, which provided for, among other things, changes to certain financial covenant requirements.

The Company also agreed to pay $150 million of the first $200 million of net proceeds from its public offering of common stock (as further discussed below) to the lenders and, in addition, to pay 50% of any net proceeds in excess of $200 million from the offering. The credit facility previously required the Company to pay 50% of the net proceeds of any equity issuance to the lenders.

The amendment modified the Company's principal repayment schedule and eliminated any principal payments in 2010. There were no changes to the maturity date of October 10, 2013. The Company was previously required to make principal repayments equal to 1% of the initial principal balance each year, subject to certain adjustments, and to make additional principal repayments from excess cash flow.

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

On November 13, 2009, we repaid $36.8 million of outstanding principal on the Previous Senior Credit Agreement from the proceeds of the issuance of common stock and warrants to Paulson & Co. Inc. (“Paulson”). On December 22, 2009, the Company repaid $161.4 million of outstanding principal on the Previous Senior Credit Agreement from proceeds of an equity offering. Such transactions are further discussed in the note to the consolidated financial statements entitled “Shareholders' Equity.”

During 2009, we made scheduled principal payments totaling $5.3 million on our Previous Senior Credit Agreement. Also, during 2009, we made a mandatory prepayment of $1.2 million based on the Company's excess cash flows at December 31, 2008 as defined in the Previous Senior Credit Agreement.

In accordance with Amendment No. 3 to our Previous Senior Credit Agreement, the applicable interest rate on the Previous Senior Credit Agreement, payable at least quarterly, was based on either a Eurodollar rate or a base rate. The Eurodollar rate was equal to LIBOR plus 5.00 percent with a minimum LIBOR rate of 2.5 percent. The base rate was equal to 4 percent plus the greater of: (i) the Federal funds rate plus .50 percent; or (ii) Bank of America's prime rate.

The Previous Senior Credit Agreement included an $80.0 million revolving credit facility that could be used for general

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Senior Health Note

In connection with the Transfer, the Company issued the Senior Health Note payable to Senior Health. The Senior Health Note is unsecured and bears interest at a rate of 6.0 percent per year payable quarterly, beginning on March 15, 2009. We are required to make annual principal payments of $25.0 million beginning on November 12, 2009. The Company made a $25.0 million scheduled payment on the Senior Health Note in 2011, 2010 and 2009. The Company may redeem the Senior Health Note, in whole or in part, at any time by giving the holder 30 days notice (unless a shorter notice is satisfactory to the holder). The redemption amount is equal to the principal amount redeemed plus any accrued and unpaid interest thereon. Any outstanding amount under the Senior Health Note will be due and payable immediately if an event of default (as defined in the Senior Health Note) occurs and continues without remedy. As a condition of the order from the Pennsylvania Insurance Department approving the Transfer, we agreed that we would not pay cash dividends on our common stock while any portion of the Senior Health Note remained outstanding.

Loss on Extinguishment or Modification of Debt

In 2011, we recognized an aggregate loss on the extinguishment of debt totaling $3.4 million representing the write-off of unamortized discount and issuance costs associated with repayments of the Senior Secured Credit Agreement.

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

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2011 (dollars in millions):

Year ending December 31,
2012	$45.0
2013	80.0
2014	75.0
2015	85.0
2016	313.2
Thereafter	275.0
$873.2

7. LITIGATION AND OTHER LEGAL PROCEEDINGS

Legal Proceedings

The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts.  We recognize an estimated loss from these

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Securities Litigation
On June 2, 2010, a purported shareholder derivative complaint was filed in the Marion County Circuit/Superior Court, Indiana, William T. Carter, derivatively on behalf of CNO Financial Group, Inc. v. R. Glenn Hilliard, Donna A. James, R. Keith Long, Debra J. Perry, C. James Prieur, Neal C. Schneider, Michael T. Tokarz, John G. Turner, William Kirsch, Eugene Bullis, Michael Dubes, James Hohmann, Edward Bonach, Ali Inanilan, and John Wells, and CNO Financial Group, Inc., Cause No. 49D10 10 06 PL 024523, on behalf of nominal defendant CNO Financial Group, Inc. against certain current and/or former members of its Board of Directors and executive officers seeking to remedy defendant's alleged breaches of fiduciary duties and unjust enrichment from August 2005 to the present.  On November 1, 2010, the plaintiffs filed an amended complaint.  The allegations in the complaint are similar to those in the purported class action complaint that had been filed in Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund, on behalf of itself and all others similarly situated v. Conseco, Inc., et al., which was dismissed with prejudice in 2011 after the courts granted our motion to dismiss.  On December 17, 2010, we filed a motion to dismiss the amended complaint.  On June 2, 2011, the court granted our motion to dismiss. The plaintiff has appealed the court's decision and the appeal is pending. We believe this case is without merit, and intend to defend it vigorously.
 Cost of Insurance Litigation
On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance (a non-guaranteed element ("NGE")) that are set to take place in the twenty first policy year of Valulife

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

and Valuterm policies. No such increases have yet been applied to the subject policies.  During 2010, Conseco Life voluntarily agreed not to implement the cost of insurance rate increase at issue in this litigation and is following a process with respect to any future cost of insurance rate increases as set forth in the regulatory settlement agreement described below.  Plaintiff filed a motion for certification of a nationwide class and a California state class.  On December 7, 2009, the court granted that motion. On October 8, 2010, the court dismissed the causes of actions alleged in the California state class.  On January 19, 2011, the court granted the plaintiff's motion for summary judgment as to the declaratory relief claim and on February 2, 2011, the court issued an advisory opinion, in the form of a declaratory judgment, as to what, in its view, Conseco Life could consider in implementing future cost of insurance rate increases related to its Valulife and Valuterm block of policies.  Conseco Life is appealing the court's January 19, 2011 decision and the plaintiff is appealing the court's decision to dismiss the California causes of action.  These appeals are pending. We believe this case is without merit, and intend to defend it vigorously.
On November 15, 2011, a second complaint was filed by Dr. Yue in the United States District Court for the Central District on California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, Cause No. CV11-9506 AHM (SHx), involving the same Valulife universal life policy described in the preceding paragraph. Plaintiff, for herself and on behalf of proposed members of a national class and a California class is claiming breach of contract, injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200, breach of the covenant of good faith and fair dealing, declaratory relief, and temporary, preliminary, and permanent injunctive relief. The putative class consists of all owners and former owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life. Plaintiff alleges that members of the classes will be damaged by increases in the cost of insurance (a NGE) that took place on or about November 1, 2011. Plaintiff filed a motion for a preliminary injunction and a motion for certification of a California class on which hearing is set for February 27, 2012. We believe this case is without merit, and intend to defend it vigorously.
On February 6, 2012, a complaint was filed in the United States District Court for the Northern District of Illinois, Daniel B. Nicholas, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company, Cause No. 12cv845. Plaintiff in this putative class action owns a Valulife universal life policy insuring Plaintiff's life originally issued by Massachusetts General Life Insurance Company in 1991. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks declaratory, injunctive, and supplemental relief. The putative class consists of all persons who own or have owned one or more universal life policies issued by Conseco Life Insurance Company which provide that the cost of insurance rates will be determined based upon expectations as to future mortality experience and who have experienced an increase in the cost of insurance rates. Plaintiff alleges that members of the class will be damaged by cost of insurance charges that were increased due to general economic downturn, Conseco Life's diminished investment yields, and mounting policy losses. We believe this case is without merit, and intend to defend it vigorously.
On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  The plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name “Lifetrend” by requiring the payment of additional cash amounts to maintain the policies in force and by making changes to certain NGEs in their policies.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint. On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.
On July 2, 2009, a purported class action was filed in the U.S. District Court for the Middle District of Florida, Bill W. McFarland, and all those similarly situated v. Conseco Life Insurance Company, Case No. 3:09-cv-598-J-32MCR.  The plaintiff alleges that Conseco Life committed breach of contract and has been unjustly enriched in the administration, including changes to certain NGEs, of various interest sensitive whole life products sold primarily under the name “Lifetrend.” The plaintiff seeks declaratory and injunctive relief, compensatory damages, punitive damages and attorney fees.
Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation (“MDL”), seeking the establishment of an MDL proceeding consolidating the Brady case and the McFarland case into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered these cases be consolidated for pretrial proceedings in the Northern District of California Federal Court.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. On December 20, 2011, the court issued an order denying Conseco Life's motion to decertify the class as to current policyholders, but granted the motion to decertify as to former policyholders. Trial in the MDL proceeding has been set for March 25, 2013.  We believe these cases are without merit and intend to defend them vigorously.
Other Litigation
On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and that Washington National Insurance Company breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  The Plaintiff filed a motion for class certification, and the motion has been fully briefed by both sides.  The court has not yet ruled on the motion or set it for hearing. Additional parties have asked the court to allow them to intervene in the action, and on January 5, 2010, the court granted the motion to intervene and granted the plaintiff's motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties reached a settlement of the (B) (3) class in 2010, which has been implemented. The amount recognized in 2010 related to the settlement in principle was not significant to the Company's consolidated financial condition, cash flows or results of operations. The plaintiff filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company has appealed the court's decision and the appeal is pending.  We believe the action is without merit, and intend to defend it vigorously.
On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiff alleges that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers' confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicants actuarial life expectancy. Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action. In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act (“RICO”); aiding and abetting breach of fiduciary duty and for unjust enrichment.  On September 13, 2010, the court dismissed the plaintiff's RICO claims.  On October 25, 2010, the plaintiffs filed a second amended complaint re-alleging their RICO claims.  A hearing date on the motion for class certification has not been set.  We believe the action is without merit, and intend to defend it vigorously.
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

In October 2008, Conseco Life mailed notice to approximately 12,000 holders of its “Lifetrend” life insurance products to inform them of:  (i) changes to certain NGEs of their policies; and (ii) the fact that certain policyholders who were not paying premiums may have failed to receive a notice that their policy was underfunded and that additional premiums were required in order for the policyholders to maintain their guaranteed cash values.  In December 2008, Conseco Life mailed notice to approximately 16,000 holders of its CIUL3+ universal life policies to inform them of an increase in certain NGEs with respect to their policies.  Prior to or around the time that the notices were sent, Conseco Life had informed the insurance regulators in a number of states, including among others Indiana, Iowa and Florida, of these matters and the planned communication with the impacted policyholders.  Several states initiated regulatory actions and inquiries after the notices were sent by Conseco Life, and Conseco Life agreed to take no further actions with respect to those policies during the pendency of a market conduct examination.

After working with various state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life reached a settlement in principle with the regulators regarding issues involving these policies. During this regulatory review process, Conseco Life had been allowed to move forward with implementing the NGE changes in its CIUL3+ policies while the regulators continued their review.  Conseco Life had also resumed the administration of its Lifetrend policies with administrative changes in place but did not implement the NGE changes pending execution of the final settlement agreement with the regulators.  On June 30, 2010, we announced that Conseco Life had finalized a regulatory settlement agreement that requires the establishment of a $10 million fund for certain owners of its Lifetrend life insurance products and the payment of a $1 million assessment to participating jurisdictions.  Forty-seven jurisdictions, representing almost 98% percent of the Lifetrend policyholders, have signed the settlement agreement.  Conseco Life has notified consumers of the settlement and the increase in their NGEs.  As previously disclosed, we accrued for the financial impact of the settlement in our consolidated financial statements for year-end 2009.

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  We are continuing to provide information to the examiners in response to their requests. The number of states currently participating in this examination is 31.

Guaranty Fund Assessments

The balance sheet at December 31, 2011, included: (i) accruals of $25.2 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2011; and (ii) receivables of $19.6 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2010, such guaranty fund assessment accruals were $21.8 million and such receivables were $16.2 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.3 million, $2.4 million and $.3 million in 2011, 2010 and 2009, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $24.8 million and $22.6 million at December 31, 2011 and 2010, respectively, and is included in the caption “Other liabilities” in the consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $43.5 million, $42.8 million and $42.3 million in 2011, 2010 and 2009, respectively. Future required minimum payments as of December 31, 2011, were as follows (dollars in millions):

2012	$48.9
2013	35.6
2014	28.7
2015	22.9
2016	20.2
Thereafter	44.1
Total	$200.4

8. AGENT DEFFERED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $136.4 million and $114.4 million at December 31, 2011 and 2010, respectively. Costs incurred on this plan were $26.3 million, $13.0 million and $11.9 million during 2011, 2010 and 2009, respectively (including the recognition of losses of $16.2 million, $3.6 million and $3.3 million in 2011, 2010 and 2009, respectively, primarily resulting from changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost during 2012 is $3.0 million. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $103.9 million and $102.7 million at December 31, 2011 and 2010, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $(3.8) million, $5.0 million and $7.1 million in 2011, 2010 and 2009, respectively. We also recognized a death benefit of $2.9 million in 2009.

We used the following assumptions for the deferred compensation plan to calculate:

	2011	2010
Benefit obligations:
Discount rate	4.50%	5.50%
Net periodic cost:
Discount rate	5.50%	5.75%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2011, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 4 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2011 were as follows (dollars in millions):

2012	$5.0
2013	5.4
2014	5.9
2015	6.1
2016	6.4
2017 - 2021	37.5

The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.5 million, $4.1 million and $4.2 million in 2011, 2010 and 2009, respectively. Employer matching contributions are discretionary.

9. SHAREHOLDERS' EQUITY

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

In November 2009, we completed the private sale of 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock to Paulson on behalf of several investment funds and accounts managed by Paulson. The net proceeds to the Company from the private placement, after deducting financial advisory fees and other offering expenses, totaled $73.6 million. The Company used $36.8 million of the net proceeds from the private placement to reduce its indebtedness under its Previous Senior Credit Agreement and used $10.5 million to fund the portion of the settlement of the Tender Offer that was not funded by the issuance of the 7.0% Debentures, as further described in the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations”. The remaining proceeds were used: (i) to pay a portion of the purchase price of the 3.5% Debentures that were repurchased by us in 2010; and (ii) for general corporate purposes.

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

Prior to completing the private placement with Paulson, our board of directors deemed Paulson an “Exempted Entity” and therefore not an “Acquiring Person” for purposes of our Section 382 Rights Agreement, with respect to the 16.4 million shares of common stock, any shares of common stock issued upon exercise of the warrants, any common stock issued upon conversion of the 7.0% Debentures owned by Paulson, as well as the shares of common stock Paulson owned prior to the private placement. In connection with their approval of the Amended Section 382 Rights Agreement on December 6, 2011, our board of directors reaffirmed that Paulson would continue to be deemed an “Exempted Entity” with respect to the CNO securities it owned at that time. See the note to the consolidated financial statements entitled “Income Taxes” for more information on the Section 382 Rights Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2011		2010		2009
Balance, beginning of year	251,084		250,786		184,754
Treasury stock purchased and retired	(11,120)		—		—
Issuance of common stock	—		—		65,900
Stock options exercised	862		33		—
Restricted stock vested	479	(a)	265	(a)	132
Balance, end of year	241,305		251,084		250,786

____________________

(a)
In 2011 and 2010, such amount was reduced by 200 thousand shares and 74 thousand shares, respectively, which were tendered for the payment of federal and state taxes owed on the vesting of restricted stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. During 2011, we repurchased 11.1 million shares of common stock for $69.8 million pursuant to the program.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. In April 2009, the shareholders of the Company approved an increase in the number of shares authorized to be issued under the plan to a maximum of 25.8 million shares from 10 million shares. As of December 31, 2011, 11.0 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 through 2009 generally vest on a graded basis over a three year service term and expire five years from the date of grant. Our stock options granted in 2010 and 2011 vest on a graded basis over a three year service term and expire seven years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2011 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	9,754	$10.87
Options granted	1,262	7.38
Exercised	(862)	2.52		$1.3
Forfeited or terminated	(2,442)	14.35
Outstanding at the end of the year	7,712	10.13	3.1	$31.3
Options exercisable at the end of the year	4,135		1.8	$18.0
Available for future grant	11,044

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A summary of the Company's stock option activity and related information for 2010 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	8,560	$11.65
Options granted	1,849	6.43
Exercised	(33)	2.83		$—
Forfeited or terminated	(622)	8.81
Outstanding at the end of the year	9,754	10.87	3.6	$38.3
Options exercisable at the end of the year	4,374		2.9	$24.1
Available for future grant	9,326

A summary of the Company's stock option activity and related information for 2009 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,864	$16.94
Options granted	3,219	2.64
Exercised	—	—		$—
Forfeited or terminated	(523)	15.52
Outstanding at the end of the year	8,560	11.65	4.1	$31.6
Options exercisable at the end of the year	2,992		4.4	$19.4
Available for future grant	12,565

We recognized compensation expense related to stock options totaling $.2 million ($.1 million after income taxes) in 2011, $7.1 million ($4.6 million after income taxes) in 2010 and $6.9 million ($4.5 million after income taxes) in 2009. Compensation expense in 2011 was reduced by $7.4 million to reflect the true-up of forfeiture estimates for awards with service conditions. Compensation expense related to stock options reduced both basic and diluted earnings (loss) per share by nil, 2 cents and 2 cents in 2011, 2010 and 2009, respectively. At December 31, 2011, the unrecognized compensation expense for non-vested stock options totaled $6.6 million which is expected to be recognized over a weighted average period of 1.8 years. Cash received from the exercise of stock options was $2.2 million, $.1 million and nil during 2011, 2010 and 2009, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2011	2010	2009
	Grants	Grants	Grants
Weighted average risk-free interest rates	2.2%	2.5%	1.6%
Weighted average dividend yields	—%	—%	—%
Volatility factors	107%	105%	108%
Weighted average expected life (in years)	4.8	4.7	3.8
Weighted average fair value per share	$5.68	$4.90	$1.89

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

The exercise price was equal to the market price of our stock for all options granted in 2011, 2010 and 2009.

The following table summarizes information about stock options outstanding at December 31, 2011 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$1.13	405	2.2	$1.13	148	$1.13
$3.05 - $3.11	1,579	2.4	3.05	656	3.05
$4.79 - $6.45	1,353	5.2	6.40	17	5.21
$7.38 - $7.74	1,061	6.2	7.38	—	—
$8.91 - $12.96	1,022	1.2	10.60	1,022	10.60
$14.78 - $21.67	1,887	1.4	19.16	1,887	19.16
$22.42 - $25.45	405	4.5	23.20	405	23.20
	7,712			4,135

During 2011, 2010 and 2009, the Company granted .9 million, 1.0 million and .8 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $6.97 per share, $6.28 per share and $1.67 per share, respectively. The fair value of such grants totaled $6.0 million, $6.2 million and $1.4 million in 2011, 2010 and 2009, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2011 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	1,319	$4.65
Granted	862	6.97
Vested	(679)	4.76
Forfeited	(184)	4.73
Non-vested shares, end of year	1,318	6.09

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2011, the unrecognized compensation expense for non-vested restricted stock totaled $5.4 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2010, the unrecognized compensation expense for non-vested restricted stock totaled $4.4 million. We recognized compensation expense related to restricted stock awards totaling $4.3 million, $2.5 million and $.9 million in 2011, 2010 and 2009, respectively. The fair value of restricted stock that vested during 2011, 2010 and 2009 was $3.2 million, $1.3 million and $.8 million, respectively.

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

In 2011, 2010 and 2009, the Company granted performance shares totaling 416,700, 686,900 and 620,225, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time, each as defined in the award. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance shares expected to be issued, using the treasury stock method.

A summary of the Company's performance shares is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2008	551	367	—
Granted in 2009	—	620	—
Forfeited	(220)	(162)	—
Awards outstanding at December 31, 2009	331	825	—
Granted in 2010	—	—	687
Forfeited	(331)	(270)	(35)
Awards outstanding at December 31, 2010	—	555	652
Granted in 2011	—	—	417
Forfeited	—	(555)	(233)
Awards outstanding at December 31, 2011	—	—	836

The grant date fair value of the operating return on equity awards was $1.9 million in 2009. The grant date fair value of the pre-tax operating income awards was $3.1 million and $4.4 million in 2011 and 2010, respectively. We recognized compensation expense of $2.0 million, $2.2 million and $1.3 million in 2011, 2010 and 2009, respectively, related to the performance shares.

As further discussed in the footnote to the consolidated financial statements entitled “Income Taxes”, the Company's Board of Directors adopted the Section 382 Rights Agreement on January 20, 2009 and amended and extended the Section 382 Rights Agreement on December 6, 2011. The Amended Section 382 Rights Agreement is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Amended Section 382 Rights Agreement, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share (the “Junior Preferred Stock”) of the Company at a price of $25.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Amended Section 382 Rights Agreement. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a “Threshold Holder”)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2011	2010	2009
Net income for basic earnings per share	$382.5	$284.6	$85.7
Add: interest expense on 7.0% Debentures, net of income taxes	14.7	13.3	1.1
Net income for diluted earnings per share	$397.2	$297.9	$86.8
Shares:
Weighted average shares outstanding for basic earnings per share	247,952	250,973	188,365
Effect of dilutive securities on weighted average shares:
7% Debentures	53,367	49,014	4,281
Stock option and restricted stock plans	2,513	1,871	694
Warrants	249	—	—
Dilutive potential common shares	56,129	50,885	4,975
Weighted average shares outstanding for diluted earnings per share	304,081	301,858	193,340

In August 2005, we completed the private offering of the 3.5% Debentures. For periods in which the 3.5% Debentures were outstanding, the conversion feature of the 3.5% Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the 3.5% Debentures had no effect on our diluted shares outstanding or our diluted earnings per share in 2010 or 2009.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance shares) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock). Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Debentures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2011	2010	2009
Direct premiums collected	$4,214.7	$4,252.0	$4,128.1
Reinsurance assumed	87.7	99.4	476.5
Reinsurance ceded	(243.2)	(264.7)	(185.7)
Premiums collected, net of reinsurance	4,059.2	4,086.7	4,418.9
Change in unearned premiums	17.2	2.9	(2.1)
Less premiums on universal life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,693.5)	(1,730.1)	(1,668.9)
Premiums on traditional products with mortality or morbidity risk	2,382.9	2,359.5	2,747.9
Fees and surrender charges on interest-sensitive products	307.6	310.5	345.7
Insurance policy income	$2,690.5	$2,670.0	$3,093.6

The four states with the largest shares of 2011 collected premiums were Florida (7.9 percent), California (6.9 percent), Texas (6.5 percent) and Pennsylvania (6.2 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2011	2010	2009
Commission expense	$93.5	$96.8	$114.3
Salaries and wages	167.6	175.6	173.5
Other	235.4	230.5	240.5
Total other operating costs and expenses	$496.5	$502.9	$528.3

Changes in the present value of future profits were as follows (dollars in millions):

	2011	2010	2009
Balance, beginning of year	$1,008.6	$1,175.9	$1,477.8
Amortization	(113.7)	(139.0)	(177.5)
Effect of reinsurance transactions	—	—	(24.1)
Amounts related to fair value adjustment of fixed maturities, available for sale	(197.2)	(28.3)	(100.3)
Balance, end of year	$697.7	$1,008.6	$1,175.9

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 13 percent of the December 31, 2011 balance of the present value of future profits in 2012, 11 percent in 2013, 9 percent in 2014, 8 percent in 2015 and 7 percent in 2016. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2011, 2010 and 2009.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in deferred acquisition costs were as follows (dollars in millions):

	2011	2010	2009
Balance, beginning of year	$1,764.2	$1,790.9	$1,812.6
Additions	428.7	424.8	407.5
Amortization	(318.7)	(304.8)	(255.2)
Effect of reinsurance transactions	—	—	(79.0)
Amounts related to fair value adjustment of fixed maturities, available for sale	(456.1)	(136.0)	(95.0)
Other adjustments	—	(10.7)	—
Balance, end of year	$1,418.1	$1,764.2	$1,790.9

11. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2011	2010	2009
Cash flows from operating activities:
Net income	$382.5	$284.6	$85.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	458.6	465.3	460.9
Income taxes	(6.7)	8.5	80.7
Insurance liabilities	346.4	437.6	421.4
Accrual and amortization of investment income	64.5	(62.0)	(125.4)
Deferral of policy acquisition costs	(428.7)	(418.2)	(407.5)
Net realized investment (gains) losses	(61.8)	(30.2)	60.5
Loss on extinguishment or modification of debt	3.4	6.8	22.2
Other	16.6	41.6	13.2
Net cash provided by operating activities	$774.8	$734.0	$611.7

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2011	2010	2009
Stock option and restricted stock plans	$5.2	$11.4	$9.1
Change in securities lending collateral	—	103.7	223.1
Change in securities lending payable	—	(103.7)	(223.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2011	2010
Statutory capital and surplus	$1,578.1	$1,525.1
Asset valuation reserve	168.4	71.3
Interest maintenance reserve	552.0	428.1
Total	$2,298.5	$2,024.5

Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2011 and 2010, which was eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the “cash flow capacity” the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $366.8 million, $181.9 million and $77.5 million in 2011, 2010 and 2009, respectively. Included in such net income were net realized capital gains (losses), net of income taxes, of $3.7 million, $(79.6) million and $(186.5) million in 2011, 2010 and 2009, respectively. In addition, such net income included pre-tax amounts for fees and interest to CNO or its non-life subsidiaries totaling $147.7 million, $132.4 million and $137.1 million in 2011, 2010 and 2009, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year, excluding $80.4 million of additional surplus recognized due to temporary modifications in statutory prescribed practices related to certain deferred tax assets. This type of dividend is referred to as an “ordinary dividend”. Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an “extraordinary dividend”. During 2011, our insurance subsidiaries paid extraordinary dividends of $235.0 million to CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) (which is the immediate parent of Washington National, Conseco Life and Conseco Life Insurance Company of Texas). Also, during 2011, CDOC made no capital contributions to our insurance subsidiaries, however, a $26.0 million capital contribution was accrued at December 31, 2011, and paid in February 2012.

Each of the immediate subsidiaries of CDOC have negative earned surplus at December 31, 2011. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. The payment of interest on surplus debentures requires either prior written notice or approval of the director or commissioner of the applicable state insurance department. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, AVR and certain other adjustments) to its RBC (as measured on

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the “Company Action Level”); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In 2011, the NAIC approved an increase in the RBC requirements that would subject a company to the trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year (previously between 100 percent and 125 percent). However, this change will require the states to modify their RBC law before it becomes effective for their domiciled insurance companies.

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

At December 31, 2011, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Senior Secured Credit Agreement. See the note to the consolidated financial statements entitled “Notes Payable - Direct Corporate Obligations” for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

13. BUSINESS SEGMENTS

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2011	2010	2009
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$33.4	$39.5	$41.4
Health	1,347.3	1,366.0	1,711.7
Life	231.7	190.7	206.1
Net investment income (a)	766.3	758.9	678.1
Fee revenue and other income (a)	13.8	12.8	10.2
Total Bankers Life revenues	2,392.5	2,367.9	2,647.5
Washington National:
Insurance policy income:
Health	565.7	559.3	563.2
Life	15.6	16.8	29.4
Other	3.8	4.9	5.3
Net investment income (a)	189.5	185.4	188.9
Fee revenue and other income (a)	1.0	1.1	1.5
Total Washington National revenues	775.6	767.5	788.3
Colonial Penn:
Insurance policy income:
Health	5.9	6.8	8.1
Life	197.1	188.1	188.0
Net investment income (a)	41.1	39.3	38.7
Fee revenue and other income (a)	.9	.7	.9
Total Colonial Penn revenues	245.0	234.9	235.7
Other CNO Business:
Insurance policy income:
Annuities	12.2	12.9	29.5
Health	27.7	29.9	32.1
Life	248.4	252.5	275.8
Other	1.7	2.6	3.0
Net investment income (a)	344.1	364.6	371.9
Total Other CNO Business revenues	634.1	662.5	712.3
Corporate operations:
Net investment income	13.1	18.7	15.1
Fee and other income	2.5	2.2	3.0
Total corporate revenues	15.6	20.9	18.1
Total revenues	4,062.8	4,053.7	4,401.9

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2011	2010	2009
Expenses:
Bankers Life:
Insurance policy benefits	$1,570.1	$1,607.3	$1,905.0
Amortization	308.6	290.5	267.9
Interest expense on investment borrowings	4.8	1.0	—
Other operating costs and expenses	181.8	185.0	196.6
Total Bankers Life expenses	2,065.3	2,083.8	2,369.5
Washington National:
Insurance policy benefits	464.5	450.6	467.0
Amortization	56.5	56.9	53.9
Interest expense on investment borrowings	.7	—	—
Other operating costs and expenses	154.7	155.4	156.5
Total Washington National expenses	676.4	662.9	677.4
Colonial Penn:
Insurance policy benefits	150.1	144.8	143.0
Amortization	37.0	33.3	33.3
Other operating costs and expenses	30.6	30.3	30.0
Total Colonial Penn expenses	217.7	208.4	206.3
Other CNO Business:
Insurance policy benefits	479.9	521.0	551.7
Amortization	42.4	51.6	81.6
Interest expense on investment borrowings	20.3	20.0	20.5
Other operating costs and expenses	78.1	81.4	102.1
Total Other CNO Business expenses	620.7	674.0	755.9
Corporate operations:
Interest expense on corporate debt	76.3	79.3	84.7
Interest expense on borrowings of variable interest entities	11.8	12.9	12.7
Interest expense on investment borrowings	.2	—	—
Loss on extinguishment of debt	3.4	6.8	22.2
Other operating costs and expenses	51.3	50.8	43.1
Total corporate expenses	143.0	149.8	162.7
Total expenses	3,723.1	3,778.9	4,171.8
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes:
Bankers Life	327.2	284.1	278.0
Washington National	99.2	104.6	110.9
Colonial Penn	27.3	26.5	29.4
Other CNO Business	13.4	(11.5)	(43.6)
Corporate operations	(127.4)	(128.9)	(144.6)
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes	$339.7	$274.8	$230.1
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	2011	2010	2009
Total segment revenues	$4,062.8	$4,053.7	$4,401.9
Net realized investment gains (losses)	61.8	30.2	(60.5)
Consolidated revenues	$4,124.6	$4,083.9	$4,341.4

Total segment expenses	$3,723.1	$3,778.9	$4,171.8
Insurance policy benefits - fair value changes in embedded derivative liabilities (a)	34.4	—	—
Amortization related to fair value changes in embedded derivative liabilities (a)	(19.3)	—	—
Amortization related to net realized investment gains (losses)	7.2	11.5	(4.0)
Consolidated expenses	$3,745.4	$3,790.4	$4,167.8

____________

(a)
Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which resulted in $15.1 million of decreased earnings since the volatility caused by the accounting requirements to record embedded options at fair value were no longer being offset.

Segment balance sheet information was as follows (dollars in millions):

	2011	2010
Assets:
Bankers Life	$17,015.1	$16,150.0
Washington National	4,417.2	4,033.7
Colonial Penn	1,013.8	999.3
Other CNO Business	8,969.2	8,999.5
Corporate operations	1,917.4	1,717.1
Total assets	$33,332.7	$31,899.6
Liabilities:
Bankers Life	$14,749.1	$14,074.3
Washington National	3,449.1	3,170.7
Colonial Penn	742.4	733.9
Other CNO Business	7,857.8	8,152.1
Corporate operations	1,501.7	1,443.3
Total liabilities	$28,300.1	$27,574.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2011
Bankers Life	$201.8	$806.6	$13,720.4
Washington National	402.0	230.9	2,954.7
Colonial Penn	72.6	261.5	725.5
Other CNO Business	21.3	119.1	7,296.9
Total	$697.7	$1,418.1	$24,697.5
2010
Bankers Life	$467.2	$1,149.5	$13,065.8
Washington National	426.9	212.3	2,979.2
Colonial Penn	81.7	226.5	717.8
Other CNO Business	32.8	175.9	7,725.7
Total	$1,008.6	$1,764.2	$24,488.5

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

We compute earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year. Quarterly financial data (unaudited) were as follows (dollars in millions, except per share data):

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,049.2	$1,032.0	$992.3	$1,051.1
Income before income taxes	$83.6	$92.2	$87.5	$115.9
Income tax expense (benefit)	29.7	32.7	(108.5)	42.8
Net income	$53.9	$59.5	$196.0	$73.1
Income per common share:
Basic:
Net income	$.21	$.24	$.79	$.30
Diluted:
Net income	$.19	$.21	$.66	$.26

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,002.4	$953.2	$1,052.5	$1,075.8
Income before income taxes	$53.1	$51.8	$77.3	$111.3
Income tax expense (benefit)	19.2	18.7	27.9	(56.9)
Net income	$33.9	$33.1	$49.4	$168.2
Income per common share:
Basic:
Net income	$.14	$.13	$.20	$.67
Diluted:
Net income	$.13	$.12	$.17	$.56

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. INVESTMENTS IN VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted authoritative guidance that requires an entity to perform a qualitative analysis to determine whether a primary beneficiary interest is held in a VIE.  The guidance also requires ongoing reassessments to determine whether a primary beneficiary interest is held.  Based on our assessment, we concluded that we were the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs.

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

In the second quarter of 2011, one of the VIEs was liquidated and its obligations were repaid pursuant to the priority of payments as defined in the indenture of the VIE. Such liquidation did not have a material effect on our consolidated financial statements. In addition, in the second quarter of 2011, certain of our insurance subsidiaries invested in the formation of a new VIE which has been consolidated in our financial statements.

Certain of our insurance subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	December 31, 2011
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$496.3	$—	$496.3
Notes receivable of VIEs held by insurance subsidiaries	—	(45.3)	(45.3)
Cash and cash equivalents held by variable interest entities	74.4	—	74.4
Accrued investment income	1.7	—	1.7
Income tax assets, net	6.8	(1.4)	5.4
Other assets	7.7	—	7.7
Total assets	$586.9	$(46.7)	$540.2
Liabilities:
Other liabilities	$30.3	$(.1)	$30.2
Borrowings related to variable interest entities	519.9	—	519.9
Notes payable of VIEs held by insurance subsidiaries	49.3	(49.3)	—
Total liabilities	$599.5	$(49.4)	$550.1

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

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2011	2010	2009
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$18.8	$20.1	$13.4
Fee revenue and other income	1.2	.6	.3
Total revenues	20.0	20.7	13.7
Expenses:
Interest expense	11.8	12.9	12.7
Other operating expenses	.7	.6	.2
Total expenses	12.5	13.5	12.9
Income before net realized investment losses and income taxes	7.5	7.2	.8
Net realized investment losses	(1.3)	(3.7)	(14.2)
Income (loss) before income taxes	$6.2	$3.5	$(13.4)

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At December 31, 2011, such securities had an amortized cost of $502.5 million; gross unrealized gains of $1.5 million; gross unrealized losses of $7.7 million; and an estimated fair value of $496.3 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$271.9	$267.8
Due after five years through ten years	230.6	228.5
Total	$502.5	$496.3

The following table summarizes the carrying values of the investments held by the VIEs by category as of December 31, 2011 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$66.0	13.3%	$.9	11.2%
Healthcare/pharmaceuticals	60.0	12.1	1.8	23.1
Technology	46.8	9.4	.5	6.1
Food/beverage	37.5	7.6	.3	3.6
Autos	31.1	6.3	.2	3.0
Brokerage	20.5	4.1	.3	3.9
Consumer products	20.1	4.1	.7	8.6
Gaming	19.6	3.9	.2	2.5
Retail	18.4	3.7	.1	1.5
Chemicals	17.1	3.4	.2	2.0
Insurance	16.5	3.3	.2	2.0
Telecom	16.1	3.2	.2	3.0
Paper	15.6	3.1	.1	1.8
Capital goods	14.8	3.0	.2	2.0
Entertainment/hotels	14.7	3.0	.7	9.8
Aerospace/defense	12.8	2.6	.1	1.1
Transportation	7.0	1.4	.1	1.7
Real estate/REITs	6.8	1.4	.1	1.7
Building materials	6.8	1.4	—	.7
Metals and mining	6.0	1.2	—	—
Other	42.1	8.5	.8	10.7
Total	$496.3	100.0%	$7.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2011, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$207.7	$202.6
Due after five years through ten years	182.9	180.3
Total	$390.6	$382.9

There were no investments held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of December 31, 2011.

During 2011, we recognized net realized investment losses on the VIE investments of $1.3 million, which were comprised of $3.0 million of net gains from the sales of fixed maturities, and $4.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During 2010, we recognized net realized investment losses on the VIE investments of $3.7 million, which were comprised of $.4 million of net losses from the sales of fixed maturities, and $3.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2009, we recognized net realized investment losses on the VIE investments of $14.2 million, which were comprised of $.7 million of net losses from the sales of fixed maturities, and $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2011, there were no investments held by the VIEs that were in default.

During 2011, $27.5 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.7 million. There were no investments sold at a loss during 2011 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

At December 31, 2011, the VIEs held:  (i) investments with a fair value of $349.9 million and gross unrealized losses of $6.0 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $33.0 million and gross unrealized losses of $1.7 million that had been in an unrealized loss position for greater than twelve months.

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

At December 31, 2011, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $19.3 million (classified as other invested assets).  At December 31, 2011, we had unfunded commitments to these partnerships of $19.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, CNO’s disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls over financial reporting will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to provide reasonable assurance that: (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 108 for a list of financial statements included in this Report.
	2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:
		Schedule II ‑‑ Condensed Financial Information of Registrant (Parent Company)
		Schedule IV ‑‑ Reinsurance

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

CNO FINANCIAL GROUP, INC.

Dated:  February 27, 2012

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 27, 2012
Edward J. Bonach	(Principal Executive Officer)

/s/ FREDERICK J. CRAWFORD	Executive Vice President	February 27, 2012
Frederick J. Crawford	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 27, 2012
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ROBERT C. GREVING	Director	February 27, 2012
Robert C. Greving

/s/ R. KEITH LONG	Director	February 27, 2012
R. Keith Long

/s/ CHARLES W. MURPHY	Director	February 27, 2012
Charles W. Murphy

/s/ NEAL C. SCHNEIDER	Director	February 27, 2012
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 27, 2012
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 27, 2012
Michael T. Tokarz

/s/ JOHN G. TURNER	Director	February 27, 2012
John G. Turner

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors
of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 27, 2012 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 27, 2012

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2011 and 2010
(Dollars in millions)

ASSETS
	2011	2010
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $93.3; 2010 - $-)	$93.5	$—
Cash and cash equivalents - unrestricted	70.2	160.0
Cash and cash equivalents - restricted	26.0	—
Equity securities at fair value (cost: 2011 - $18.7; 2010 - $-)	17.9	—
Trading securities	16.5	—
Other invested assets	28.6	.2
Investment in wholly-owned subsidiaries (eliminated in consolidation)	5,907.4	5,362.0
Receivable from subsidiaries (eliminated in consolidation)	4.1	2.3
Other assets	19.1	20.5
Total assets	$6,183.3	$5,545.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$857.9	$998.5
Payable to subsidiaries (eliminated in consolidation)	84.6	78.3
Income tax liabilities, net	100.2	87.2
Investment borrowings	24.8	—
Other liabilities	83.2	55.7
Total liabilities	1,150.7	1,219.7
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2011 - 241,304,503; 2010 - 251,084,174)	4,364.3	4,426.7
Accumulated other comprehensive income (loss)	625.5	238.3
Retained earnings (accumulated deficit)	42.8	(339.7)
Total shareholders' equity	5,032.6	4,325.3
Total liabilities and shareholders' equity	$6,183.3	$5,545.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2011, 2010 and 2009
(Dollars in millions)

	2011	2010	2009
Revenues:
Net investment losses	$(4.0)	$—	$—
Net realized investment gains (losses)	1.0	—	(.2)
Investment income from subsidiaries (eliminated in consolidation)	.2	—	—
Total revenues	(2.8)	—	(.2)
Expenses:
Interest expense on notes payable	76.3	79.3	84.7
Intercompany expenses (eliminated in consolidation)	.3	1.3	2.4
Operating costs and expenses	53.8	49.3	45.6
Loss on extinguishment or modification of debt	3.4	6.8	22.2
Total expenses	133.8	136.7	154.9
Loss before income taxes and equity in undistributed earnings of subsidiaries	(136.6)	(136.7)	(155.1)
Income tax benefit on period income	(42.2)	(50.8)	(57.8)
Loss before equity in undistributed earnings of subsidiaries	(94.4)	(85.9)	(97.3)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	476.9	370.5	183.0
Net income	$382.5	$284.6	$85.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2011, 2010 and 2009
(Dollars in millions)

	2011	2010	2009
Cash flows used by operating activities	$(85.5)	$(119.1)	$(110.7)
Cash flows from investing activities:
Sales of investments	1,422.9	—	—
Sales of investments - affiliated*	10.0	—	—
Purchases of investments	(1,569.5)	—	—
Purchases of investments - affiliated*	(10.0)	—	—
Net purchases of trading securities	(16.5)	—	—
Dividends received from consolidated subsidiary, net of capital contributions*	236.0	26.6	—
Change in restricted cash	(26.0)	—	—
Net cash provided by investing activities	46.9	26.6	—
Cash flows from financing activities:
Issuance of notes payable, net	—	756.1	172.0
Payments on notes payable	(144.8)	(793.6)	(461.2)
Issuance of common stock	2.2	—	296.3
Payments to repurchase common stock	(69.8)	—	—
Expenses related to debt modification or extinguishment of debt	—	—	(14.7)
Investment borrowings	24.8	—	—
Issuance of notes payable to affiliates*	169.7	177.0	266.9
Payments on notes payable to affiliates*	(33.3)	(32.3)	(59.8)
Net cash provided (used) by financing activities	(51.2)	107.2	199.5
Net increase (decrease) in cash and cash equivalents	(89.8)	14.7	88.8
Cash and cash equivalents, beginning of the year	160.0	145.3	56.5
Cash and cash equivalents, end of the year	$70.2	$160.0	$145.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2011, 2010 and 2009
(Dollars in millions)

	2011	2010	2009
Life insurance inforce:
Direct	$56,540.1	$59,388.5	$61,814.4
Assumed	349.3	374.2	403.5
Ceded	(13,616.9)	(14,800.9)	(16,461.5)
Net insurance inforce	$43,272.5	$44,961.8	$45,756.4
Percentage of assumed to net	.8%	.8%	.9%

	2011	2010	2009
Insurance policy income:
Direct	$2,540.6	$2,525.5	$2,451.8
Assumed	80.4	92.6	475.5
Ceded	(238.1)	(258.6)	(179.4)
Net premiums	$2,382.9	$2,359.5	$2,747.9
Percentage of assumed to net	3.4%	3.9%	17.3%

EXHIBIT INDEX
Exhibit
No.    Description

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 12, 2010.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of May 12, 2011, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 12, 2011.

3.3
Certificate of Designations of Series B Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 6, 2011.

4.1
Amended and Restated Section 382 Rights Agreement, dated as of December 6, 2011, between the Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Certificate of Designations for the Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 6, 2011.

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

10.1
Credit Agreement dated as of December 21, 2010 by and among CNO Financial Group, Inc., Morgan Stanley Senior Funding, Inc., as Agent, and the lenders from time to time parties thereto, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 22, 2010, as amended by Amendment No. 1 to Credit Agreement dated May 6, 2011, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 6, 2011.

EXHIBIT INDEX
Exhibit
No.    Description

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

10.7
Purchase Agreement dated December 14, 2010 by and among CNO Financial Group, Inc., Morgan Stanley & Co. Incorporated, Barclays Capital Inc., FBR Capital Markets & Co. and the guarantors party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 16, 2010.

10.8
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.9
Amended and Restated Employment Agreement dated as of December 21, 2009 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment to Employment Agreement dated February 7, 2011, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2010.

.

10.10	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.11
Form of executive stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

10.12
Form of executive restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of Conseco, Inc., incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

EXHIBIT INDEX
Exhibit
No.    Description

10.14	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.15	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.16	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.17
Form of performance unit award agreement under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.18
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.19
Amended and Restated Employment Agreement dated as of May 25, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.20	Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele filed herewith.

10.21
Employment Agreement dated as of September 14, 2011 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.22
Employment Agreement dated as of January 13, 2012 between CNO Financial Group, Inc. and Frederick J. Crawford, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 19, 2012.

10.23
Amended and Restated Employment Agreement dated as of September 27, 2011 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.24
Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.25
Amended and Restated Employment Agreement dated as of May 26, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Steven M. Stecher, incorporated by reference to Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

EXHIBIT INDEX
Exhibit
No.    Description

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

COMPENSATION PLANS AND ARRANGEMENTS

10.8
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.9
Amended and Restated Employment Agreement dated as of December 21, 2009 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment to Employment Agreement dated February 7, 2011, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2010.

10.10	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.11
Form of executive stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

10.12
Form of executive restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.15	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.17
Form of performance unit award agreement under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.18
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.19
Amended and Restated Employment Agreement dated as of May 25, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.20	Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele filed herewith.

EXHIBIT INDEX
Exhibit
No.    Description

10.21
Employment Agreement dated as of September 14, 2011 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.22
Employment Agreement dated as of January 13, 2012 between CNO Financial Group, Inc. and Frederick J. Crawford, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 19, 2012.

10.23
Amended and Restated Employment Agreement dated as of September 27, 2011 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.25
Amended and Restated Employment Agreement dated as of May 26, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Steven M. Stecher, incorporated by reference to Exhibit 10.36 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.