Form 10-Q/A
period 2012-09-30
CNO Financial Group, Inc.
filed 2013-02-01
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the Securities and Exchange Commission on November 1, 2012 (the "Original Form 10-Q"). This Form 10-Q/A is being filed to amend the consolidated balance sheet as of September 30, 2012; the consolidated statement of comprehensive income for the three and nine months ended September 30, 2012; the consolidated statement of shareholders' equity for the nine months ended September 30, 2012; and certain disclosures in the notes to the consolidated financial statements. Management and the Audit and Enterprise Risk Committee of CNO Financial Group, Inc. (the "Company") concluded that an inadvertent error involving a component of the calculation of accumulated other comprehensive income existed in the Original Form 10-Q that requires correction. The correction of this error had no impact on net income, earnings per share or cash flows. In addition, the correction had no impact on results, cash flows or capital measures calculated in accordance with statutory accounting principles.

Pursuant to generally accepted accounting principles, we are required to adjust certain balance sheet accounts to reflect the impact resulting from assuming that unrealized gains and losses on available for sale securities are realized and the proceeds are invested in securities earning current market yields. Such adjustments are commonly referred to as “shadow adjustments” and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. The net impact of these shadow adjustments is recognized in accumulated other comprehensive income. Amounts related to the shadow adjustments for certain long-term care products previously reported in our Original Form 10-Q have been corrected and are described in the note to the consolidated financial statements entitled "Correction to Previously Issued Financial Statements" contained herein. Shadow adjustments will vary from period to period and are primarily dependent upon the amount of unrealized gains or losses related to available for sale securities and the estimated gross profits of certain lines of business.

As a result of the correction, management has also re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of the end of the period covered by this report on Form 10-Q/A because of a material weakness in internal control over financial reporting. Specifically, controls in place to ensure the accurate calculation of shadow adjustments impacting accumulated other comprehensive income did not operate effectively. Therefore, management has subsequently concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. As a result of the identification of the error that led to the amendment of our Original Form 10-Q and the related reassessment of disclosure controls and procedures and internal control over financial reporting, we have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively. The Company believes this action has remediated the material weakness. The material weakness in internal control over financial reporting is further discussed in Item 4 contained herein.

The following sections have been amended from the Original Form 10-Q as a result of the restatement described above:

•Part I - Item 1. Financial Statements
•Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits, certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Form
10-Q. This Form 10-Q/A does not reflect information or events occurring after the November 1, 2012 filing date of the Original Form 10-Q, or modify or update disclosures set forth in the Original Form 10-Q, except to reflect the corrections discussed above.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

ASSETS

	September 30, 2012	December 31, 2011
	(Restated)
Investments:	(unaudited)
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2012 - $21,825.7; December 31, 2011 - $21,779.1)	$24,742.3	$23,516.0
Equity securities at fair value (cost: September 30, 2012 - $174.0; December 31, 2011 - $177.0)	180.0	175.1
Mortgage loans	1,597.2	1,602.8
Policy loans	274.1	279.7
Trading securities	199.4	91.6
Investments held by variable interest entities	829.4	496.3
Other invested assets	265.0	202.8
Total investments	28,087.4	26,364.3
Cash and cash equivalents - unrestricted	415.3	436.0
Cash and cash equivalents held by variable interest entities	48.2	74.4
Accrued investment income	317.8	288.7
Present value of future profits	642.4	697.7
Deferred acquisition costs	623.4	797.1
Reinsurance receivables	2,967.7	3,091.1
Income tax assets, net	699.5	865.4
Assets held in separate accounts	15.7	15.0
Other assets	338.6	292.2
Total assets	$34,156.0	$32,921.9

(continued on next page)

The accompanying notes are an integral part of the
unaudited consolidated financial statements, which
include a summary of revisions to prior year balances in
connection with a change in accounting principle.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2012	December 31, 2011
	(Restated)
Liabilities:	(unaudited)
Liabilities for insurance products:
Interest-sensitive products	$12,930.3	$13,165.5
Traditional products	11,004.3	10,482.7
Claims payable and other policyholder funds	977.6	1,034.3
Liabilities related to separate accounts	15.7	15.0
Other liabilities	709.0	556.3
Investment borrowings	1,650.9	1,676.5
Borrowings related to variable interest entities	766.9	519.9
Notes payable – direct corporate obligations	1,035.1	857.9
Total liabilities	29,089.8	28,308.1
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2012 - 229,506,690; December 31, 2011 – 241,304,503)	2.3	2.4
Additional paid-in capital	4,251.2	4,361.9
Accumulated other comprehensive income	1,234.4	781.6
Accumulated deficit	(421.7)	(532.1)
Total shareholders' equity	5,066.2	4,613.8
Total liabilities and shareholders' equity	$34,156.0	$32,921.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net income (loss)	$(5.0)	$179.5	$119.8	$271.3
Other comprehensive income, before tax:
Unrealized gains for the period	689.4	973.6	1,252.8	1,248.1
Amortization of present value of future profits and deferred acquisition costs	(38.0)	(125.9)	(114.2)	(163.0)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(267.6)	(241.0)	(380.7)	(241.0)
Reclassification adjustments:
For net realized investment gains included in net income	(4.6)	(55.1)	(57.2)	(69.1)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	1.7	3.9	5.9	3.7
Unrealized gains on investments	380.9	555.5	706.6	778.7
Change related to deferred compensation plan	(2.1)	(2.4)	(.5)	(2.0)
Other comprehensive income before tax	378.8	553.1	706.1	776.7
Income tax expense related to items of accumulated other comprehensive income	(135.2)	(197.7)	(253.3)	(278.5)
Other comprehensive income, net of tax	243.6	355.4	452.8	498.2
Comprehensive income	$238.6	$534.9	$572.6	$769.5

The accompanying notes are an integral part of the
unaudited consolidated financial statements, which
include a summary of revisions to prior year balances in
connection with a change in accounting principle.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2010	$4,426.7	$252.7	$(867.8)	$3,811.6
Net income	—	—	271.3	271.3
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $276.7)	—	495.0	—	495.0
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.8)	—	3.2	—	3.2
Cost of shares acquired	(55.7)	—	—	(55.7)
Stock option and restricted stock plans	10.8	—	—	10.8
Balance, September 30, 2011	$4,381.8	$750.9	$(596.5)	$4,536.2

Balance, December 31, 2011	$4,364.3	$781.6	$(532.1)	$4,613.8
Net income	—	—	119.8	119.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $248.9)	—	444.9	—	444.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $4.4)	—	7.9	—	7.9
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(24.0)	—	—	(24.0)
Cost of shares acquired	(99.5)	—	—	(99.5)
Dividends on common stock	—	—	(9.4)	(9.4)
Stock option and restricted stock plans	12.7	—	—	12.7
Balance, September 30, 2012 (Restated)	$4,253.5	$1,234.4	$(421.7)	$5,066.2

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

CORRECTION TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As further described below, the consolidated balance sheet as of September 30, 2012; the consolidated statement of comprehensive income for the three and nine months ended September 30, 2012; the consolidated statement of shareholders' equity for the nine months ended September 30, 2012; and certain disclosures in the notes to the consolidated financial statements have been amended to correct an inadvertent error related to a component of accumulated other comprehensive income. The correction of this error had no impact on net income, earnings per share or cash flows. In addition, the correction had no impact on results, cash flows or capital measures calculated in accordance with statutory accounting principles.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Pursuant to GAAP, we are required to adjust certain balance sheet accounts to reflect the impact resulting from assuming that unrealized gains and losses on available for sale securities are realized and the proceeds are invested in securities earning current market yields. Such adjustments are commonly referred to as “shadow adjustments” and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. The net impact of these shadow adjustments is recognized in accumulated other comprehensive income. Amounts related to the shadow adjustments for certain long-term care products previously reported in our Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 1, 2012, have been corrected. Shadow adjustments will vary from period to period and are primarily dependent upon the amount of unrealized gains or losses related to available for sale securities and the estimated gross profits of certain lines of business. The following summarizes the increase (decrease) to the principal items impacted by the corrections (dollars in millions):

	As reported in Form 10-Q	Corrections to shadow adjustments	As reported in Form 10-Q/A
Deferred acquisition costs	$580.7	$42.7	$623.4
Income tax assets	594.5	105.0	699.5
Change in total assets		$147.7

Liabilities for insurance products	$24,593.5	$334.4	$24,927.9
Accumulated other comprehensive income	1,421.1	(186.7)	1,234.4
Change to total liabilities and shareholders' equity		$147.7

Comprehensive income:
For the three months ended September 30, 2012	$425.3	$(186.7)	$238.6
For the nine months ended September 30, 2012	$759.3	$(186.7)	$572.6

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders’ equity as of September 30, 2012 and December 31, 2011, were as follows (dollars in millions):

	September 30, 2012	December 31, 2011
	(Restated)
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$9.6	$(4.4)
Net unrealized gains on all other investments	2,914.8	1,733.2
Adjustment to present value of future profits (a)	(200.7)	(214.8)
Adjustment to deferred acquisition costs	(458.0)	(289.3)
Adjustment to insurance liabilities	(334.4)	—
Unrecognized net loss related to deferred compensation plan	(8.8)	(8.3)
Deferred income tax liabilities	(688.1)	(434.8)
Accumulated other comprehensive income	$1,234.4	$781.6
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At September 30, 2012, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred income tax assets included $(166.5) million, $(150.8) million, $(334.4) million and $234.6 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company’s income tax assets and liabilities were as follows (dollars in millions):

	September 30, 2012	December 31, 2011
	(Restated)
Deferred tax assets:
Net federal operating loss carryforwards	$1,366.2	$1,445.2
Net state operating loss carryforwards	16.3	16.8
Tax credits	37.7	32.6
Capital loss carryforwards	305.4	342.3
Deductible temporary differences:
Insurance liabilities	754.8	744.4
Other	81.7	64.8
Gross deferred tax assets	2,562.1	2,646.1
Deferred tax liabilities:
Investments	(21.9)	(24.2)
Present value of future profits and deferred acquisition costs	(333.7)	(363.7)
Accumulated other comprehensive income	(688.1)	(434.8)
Gross deferred tax liabilities	(1,043.7)	(822.7)
Net deferred tax assets before valuation allowance	1,518.4	1,823.4
Valuation allowance	(795.4)	(938.4)
Net deferred tax assets	723.0	885.0
Current income taxes accrued	(23.5)	(19.6)
Income tax assets, net	$699.5	$865.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

There are two principal components of the reduction to our valuation allowance for deferred tax assets in 2012. First, our 2012 taxable income (including taxable investment gains), is expected to exceed the amount previously reflected in our deferred tax valuation model, resulting in a reduction to the valuation allowance of $43.8 million. This reduction is reflected in the estimate of our annual effective tax rate and, therefore, will be recognized as follows: $31.8 million in the three months ended September 30, 2012 and $12.0 million in the three months ended December 31, 2012. In addition, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets of $111.2 million, all of which was recognized in the three months ended September 30, 2012.

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

Changes in deferred acquisition costs were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Balance, beginning of period	$653.5	$975.5	$797.1	$999.6
Additions	46.7	58.3	141.4	164.9
Amortization	(44.5)	(35.5)	(146.4)	(134.7)
Amounts related to fair value adjustment of fixed maturities, available for sale	(32.3)	(163.8)	(168.7)	(195.3)
Balance, end of period	$623.4	$834.5	$623.4	$834.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2012, and December 31, 2011, was as follows (dollars in millions):

	September 30, 2012	December 31, 2011
	(Restated)
Total capital:
Corporate notes payable	$1,035.1	$857.9
Shareholders’ equity:
Common stock	2.3	2.4
Additional paid-in capital	4,251.2	4,361.9
Accumulated other comprehensive income	1,234.4	781.6
Accumulated deficit	(421.7)	(532.1)
Total shareholders’ equity	5,066.2	4,613.8
Total capital	$6,101.3	$5,471.7

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2012, and as of and for the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
Book value per common share (Restated)	$22.07	$19.12
Book value per common share, excluding accumulated other comprehensive income (a)	16.70	15.88
Ratio of earnings to fixed charges	1.13X	1.75X
Debt to total capital ratios:
Corporate debt to total capital (Restated)	17.0%	15.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	21.3%	18.3%
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At September 30, 2012, CNO, CDOC, Inc. (“CDOC”) (our wholly owned subsidiary and a guarantor under the New Senior Secured Credit Agreement) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

$209.4 million; (ii) fixed income investments of $57.2 million; and (iii) equity securities and other invested assets totaling $47.0 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. (“40|86 Advisors”), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

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

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically cause our insurance subsidiaries to pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries decreased 8 percentage points, to 361 percent, during the third quarter of 2012, reflecting consolidated statutory operating earnings of $60.3 million and the payment of dividends to the non-insurance holding companies of $95 million. Consolidated statutory operating earnings in the third quarter of 2012 were reduced by a $40 million charge recognized by Conseco Life relating to the tentative settlement of certain cases related to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Valulife/Valuterm litigation described in the note to the accompanying consolidated financial statements entitled "Litigation and Other Legal Proceedings."  Conseco Life also recognized a $29.5 million charge to statutory earnings in the quarter ended March 31, 2012 related to these cases.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Prior to the filing of our original Form 10-Q for the quarterly period ended September 30, 2012 with the SEC on November 1, 2012, CNO’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, CNO’s disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the correction of certain items in our consolidated financial statements as further described in the note to the consolidated financial statements entitled "Correction to Previously Issued Financial Statements" included in this Form 10-Q/A, management of the Company reevaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and determined that the misstatement resulted from a material weakness in internal control over financial reporting. Specifically, controls in place to ensure the accurate calculation of shadow adjustments impacting accumulated other comprehensive income did not operate effectively. Therefore, management has subsequently concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes to Internal Control Over Financial Reporting.  Except for the material weakness in internal controls over financial reporting described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness. As a result of the identification of the inadvertent error that led to the amendment of our Form 10-Q and the related reassessment of disclosure controls and procedures and internal control over financial reporting, we have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively. The Company believes this action has remediated the material weakness.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation and Other Legal Proceedings” in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Dated:  February 1, 2013

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)