Form 10-K
period 2012-12-31
CNO Financial Group, Inc.
filed 2013-02-19
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

At June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $1.8 billion.

Shares of common stock outstanding as of February 7, 2013:  221,517,871

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS OF CNO.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), (formerly known as Conseco, Inc. prior to its name change in May 2010) is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2012, we had shareholders' equity of $5.0 billion and assets of $34.1 billion. For the year ended December 31, 2012, we had revenues of $4.3 billion and net income of $221.0 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

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

Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices. The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life"). Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. ("Humana") and United HealthCare and Medicare Part D prescription drug plans ("PDP") through a distribution and reinsurance arrangement with Coventry Health Care ("Coventry").

Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite. These products are marketed through Performance Matters Associates of Texas, Inc. ("PMA"), a wholly owned subsidiary, and through independent marketing organizations and insurance agencies, including worksite marketing. The products being marketed are underwritten by Washington National Insurance Company ("Washington National").

Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing. The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company ("Colonial Penn").

Other CNO Business, which consists of blocks of interest-sensitive life insurance, traditional life insurance, annuities, long-term care insurance and other supplemental health products. These blocks of business are not actively marketed and were primarily issued or acquired by Conseco Life Insurance Company ("Conseco Life") and Washington National.

OUR STRATEGIC DIRECTION

Our mission is to enrich lives by providing financial security to middle-income American working families and retirees. We strive to be a recognized market leader in providing for our customers' protection and retirement needs through life insurance, supplemental health products and annuities, while providing value to our shareholders and other stakeholders. We believe that our focus on middle-income families and retirees positions us favorably to capitalize on the future growth in these markets. We believe we can accomplish this mission through the effective execution of the following strategies:

•
Remain Focused on the Needs of Our Target Market with the Alignment of Distribution to Reach the Market, Products to Serve it, and Home Office in Support. We define our business by our target market, which is underserved and fast growing. We reach our customers through our career agents and exclusive independent agent relationships, and directly through our Colonial Penn direct distribution platform. We provide a broad range of middle-market products to meet the protection needs of our customers and to provide them with solutions for their financial needs.

•
Expand and Improve the Reach and Efficiency of our Distribution Channels. The continued development and productivity of our distribution channels is critical to our continued sales growth. We dedicate substantial resources to new sales locations, the recruitment, development and retention of our Bankers Life career agents and seek to maximize their productivity by providing them with high quality leads technology and other sales support for new business opportunities. In addition, investments in both our direct distribution platform, Colonial Penn, and in our wholly owned distributor, PMA, have enabled us to achieve significant sales growth.

•
Seek Profitable Growth. We continue to pursue profitable growth opportunities in the middle income market. We focus on marketing and selling products that meet the needs of our customers, while providing long-term value for our shareholders.

•
Pursue Operational Efficiencies and Cost Reduction Opportunities. We seek to strengthen our competitive position and improve customer service with a focus on enhanced operational efficiency and elimination of unnecessary costs and expenses. Our efforts include:

▪improvements to our policy administration processes and procedures;

▪continued consolidation of policy processing systems, including conversions and elimination of systems;

▪streamlining administrative procedures and consolidating processes across the enterprise; and

▪improving the profitability of existing lines of business or disposing of underperforming blocks of business.

•
Continue to Manage and Where Possible reduce the Risk Profile of Our Business. We actively manage the risks associated with our business. We emphasize products that are straightforward, meet our target market needs and have a lower risk profile. We will continue to manage the investment risks associated with our insurance business by maintaining a largely investment-grade, diversified fixed-income portfolio, maximizing the spread between the investment income we earn and the yields we pay on products within acceptable levels of risk, regularly tailoring our investment portfolio to consider liability durations, cash flows and other requirements.

•
Effectively deploy excess capital. Managing excess capital at the holding company, while maintaining appropriate capital at the insurance subsidiaries, are priorities for us. Our earnings power and cash generation, provide us with several opportunities to effectively deploy excess capital. Deploying excess capital to increase growth is one of our top priorities. In addition, effectively deploying excess capital in areas such as securities repurchases, shareholder dividends and debt prepayment are other significant opportunities to drive shareholder value, increase returns and improve ratings.

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

Our website also includes the charters of our Audit and Enterprise Risk Committee, Executive Committee, Governance and Nominating Committee, Human Resources and Compensation Committee and Investment Committee, as well as our Corporate Governance Operating Principles and our Code of Business Conduct and Ethics that applies to all officers, directors and employees. Copies of these documents are available free of charge on our website at www.CNOinc.com or from CNO Investor Relations at the address shown above. Within the time period specified by the SEC and the New York Stock

Exchange, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer.

In May 2012, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2012 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

Data in Item 1 are provided as of or for the year ended December 31, 2012 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.3 billion, $3.6 billion and $3.6 billion in 2012, 2011 and 2010, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2012 collected premiums: Florida (7.7 percent), California (6.5 percent), Texas (6.4 percent) and Pennsylvania (6.2 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of over 5,750 agents and sales managers working from 275 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2012, this distribution channel accounted for $2.3 billion, or 70 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through distribution arrangements with Humana and United HealthCare and Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2012, this distribution channel collected $785.1 million, or 23 percent, of our total premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2012, this channel accounted for $216.8 million, or 7 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

Total premium collections

	2012	2011	2010
Health:
Bankers Life	$1,323.9	$1,330.6	$1,360.1
Washington National	576.3	569.8	564.9
Colonial Penn	4.9	5.7	6.4
Other CNO Business	25.8	27.8	31.7
Total health	1,930.9	1,933.9	1,963.1
Annuities:
Bankers Life	709.0	985.5	1,005.5
Other CNO Business	3.8	16.4	16.4
Total annuities	712.8	1,001.9	1,021.9
Life:
Bankers Life	314.6	250.0	209.6
Washington National	14.2	16.0	16.2
Colonial Penn	211.9	196.4	187.7
Other CNO Business	165.0	179.4	191.6
Total life	705.7	641.8	605.1
Total premium collections	$3,349.4	$3,577.6	$3,590.1

Our insurance subsidiaries collected premiums from the following products:

Health

Health premium collections (dollars in millions)

	2012	2011	2010
Medicare supplement:
Bankers Life	$717.2	$701.2	$697.8
Washington National	113.9	132.1	154.8
Colonial Penn	4.5	5.2	6.0
Total	835.6	838.5	858.6
Long-term care:
Bankers Life	546.5	561.9	584.6
Other CNO Business	25.1	27.0	29.2
Total	571.6	588.9	613.8
Prescription Drug Plan and Medicare Advantage products included in Bankers Life	47.8	56.5	66.4
Health products included in Washington National	459.7	434.2	405.5
Other:
Bankers Life	12.4	11.0	11.3
Washington National	2.7	3.5	4.6
Colonial Penn	.4	.5	.4
Other CNO Business	.7	.8	2.5
Total	16.2	15.8	18.8
Total health premium collections	1,930.9	$1,933.9	$1,963.1

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $835.6 million during 2012 or 25 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 51 percent of new sales of Medicare supplement policies in 2012 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in the fourth quarter of 2012.

Long-Term Care. Long-term care collected premiums were $571.6 million during 2012, or 17 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone PDP. In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive a fee based on the number of PDP plans sold through our distribution channels. In addition, CNO has a quota-share reinsurance agreement with Coventry for CNO enrollees that provides CNO with a specified percentage of net premiums and related profits subject to a risk corridor. The Part D program was effective January 1, 2006. PDP collected premiums were $47.8 million during 2012 or 1 percent of our total collected premiums.

Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $459.7 million during 2012, or 14 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

Approximately 74 percent of the total number of our supplemental health policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Other Health Products. Collected premiums on other health products were $16.2 million during 2012. This category includes various other health products such as major medical health insurance, senior hospital indemnity and disability income products which are sold in small amounts and other products which are no longer actively marketed. During 2012, Bankers Life introduced a new critical illness insurance product that pays a lump sum cash benefit of between $10,000 and $70,000 directly to the insured when the insured is diagnosed with a specified critical illness. The product is designed to provide additional financial protection associated with treatment and recovery as well as cover non-medical expenses such as: (i) loss of income; (ii) at home recovery or treatment; (iii) experimental and/or alternative medicine; (iv) co-pays, deductibles and out-of-network expenses; and (v) child care and transportation costs.

Annuities

Annuity premium collections (dollars in millions)

	2012	2011	2010
Fixed index annuity:
Bankers Life	$505.0	$708.4	$577.7
Other CNO Business	2.9	13.4	14.9
Total fixed index annuity premium collections	507.9	721.8	592.6
Other fixed rate annuity:
Bankers Life	204.0	277.1	427.8
Other CNO Business	.9	3.0	1.5
Total fixed rate annuity premium collections	204.9	280.1	429.3
Total annuity premium collections	$712.8	$1,001.9	$1,021.9

During 2012, we collected annuity premiums of $712.8 million or 21 percent of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed annuity products decreased in 2012 as low market interest rates negatively impacted the attractiveness to the consumer of these products.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $507.9 million, or 15 percent, of our total premium collections during 2012. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

•	The index to be used.

•
The time period during which the change in the index is measured. At the end of the time period, the change in the index is applied to the account value. The time period of the contract ranges from 1 to 4 years.

•	The method used to measure the change in the index.

•
The measured change in the index is multiplied by a "participation rate" (percentage of change in the index) before the credit is applied. Some policies guarantee the initial participation rate for the life of the contract, and some vary the rate for each period.

•
The measured change in the index may also be limited by a "cap" before the credit is applied. Some policies guarantee the initial cap for the life of the contract, and some vary the cap for each period.

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

We have generally been successful at hedging increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

Other Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $204.9 million, or 6 percent, of our total premium collections during 2012, of which SPDAs and FPDAs comprised $189.0 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 1.0 percent to 1.7 percent, and the rates on all policies inforce range from 1.0 percent to 5.5 percent. The initial crediting rate is largely a function of:

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

In 2012, a significant portion of our new annuity sales were "bonus interest" products. The initial crediting rate on these products generally specifies a bonus crediting rate of up to .5 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2012, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.2 percent.

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

SPIAs accounted for $15.9 million, or .5 percent, of our total premiums collected in 2012. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a deferred annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 7.1 percent at December 31, 2012.

Life Insurance

Life insurance premium collections (dollars in millions)

	2012	2011	2010
Interest-sensitive life products:
Bankers Life	$88.1	$71.3	$65.5
Colonial Penn	.5	.6	.5
Other CNO Business	140.1	152.9	162.7
Total interest-sensitive life premium collections	228.7	224.8	228.7
Traditional life:
Bankers Life	226.5	178.7	144.1
Washington National	14.2	16.0	16.4
Colonial Penn	211.4	195.8	187.2
Other CNO Business	24.9	26.5	28.7
Total traditional life premium collections	477.0	417.0	376.4
Total life insurance premium collections	$705.7	$641.8	$605.1

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2012, we collected life insurance premiums of $705.7 million, or 21 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $228.7 million, or 6.8 percent, of our total collected premiums in 2012. These products are marketed by independent producers and, to a lesser extent, career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $477.0 million, or 14 percent, of our total collected premiums in 2012. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time-typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $209.2 million, or 6.2 percent, of our total collected premiums in 2012. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $79.2 million, or 2.4 percent, of our total collected premiums in 2012.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $27.7 billion of assets (at fair value) under management at December 31, 2012, of which $27.5 billion were our assets and $.2 billion were assets managed for third parties. Our general account investment strategies are to:

•	maintain a largely investment-grade, diversified fixed-income portfolio;

•	maximize and maintain a stable spread between our investment income and the yields we pay on insurance products;

•	sustain adequate liquidity levels to meet operating cash requirements;

•	continually monitor and manage the relationship between our investment portfolio and the financial characteristics of our insurance reserves such as durations and cash flows; and

•	maximize total return through active investment management.

During 2012, 2011 and 2010, we recognized net realized investment gains of $81.1 million, $61.8 million and $30.2 million, respectively. During 2012, net realized investment gains were comprised of: (i) $98.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) $20.1 million representing the increase in fair value of certain fixed maturity investments with embedded derivatives; and (iii) $37.8 million of writedowns of investments for other-than-temporary declines in fair value recognized through net income. During 2011, net realized investment gains were comprised of: (i) $96.4 million of net gains from the sales of investments (primarily fixed maturities); and (ii) $34.6 million of writedowns of investments for other-than-temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income). During 2010, net realized investment gains were comprised of: (i) $180.0 million of net gains from the sales of investments (primarily fixed maturities); and (ii) $149.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income).

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2012, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

We manage the equity-based risk component of our fixed index annuity products by:

•	purchasing equity-based options with similar payoff characteristics; and

•	adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

The price of the options we purchase to manage the equity-based risk component of our fixed index annuities varies based on market conditions. All other factors held constant, the price of the options generally increases with increases in the volatility of the applicable indices, which may either reduce the profitability of the fixed index products or cause us to lower participation rates. Accordingly, volatility of the indices is one factor in the uncertainty regarding the profitability of our fixed index products. We attempt to mitigate this risk by adjusting participation rates to reflect the change in the cost of such options.

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates. We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of the related insurance liabilities. For example, one management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities.

We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2012, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.7 years and the duration of our insurance liabilities was approximately 8.6 years. While our investment portfolio had a longer duration and, consequently, was more sensitive to interest rate fluctuations than our liabilities at that date, this sensitivity was within our guidelines. We generally seek to minimize the gap between asset and liability durations.

For information regarding the composition and diversification of the investment portfolio of our subsidiaries, see "Investments".

COMPETITION

The markets in which we operate are competitive. Compared to CNO, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have greater access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines, have greater brand recognition, have larger staffs and higher ratings. An expanding number of banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors including pricing, service provided to distributors and policyholders and ratings. CNO's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing companies.

In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "-Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, thrifts, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our sales in the worksite market and sales of our annuity, interest-sensitive life insurance and long-term care products. Insurance financial strength ratings are opinions regarding an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities.

On September 4, 2012, A.M. Best Company ("A.M. Best") upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "B++" from "B+". A.M. Best also affirmed the financial strength rating of "B-" of Conseco Life. The outlook for all ratings is stable. A "stable" designation means that there is a low likelihood of a rating change due to stable financial market trends.  The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A "B-" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below that rating.  There are seven ratings above the "B-" rating of Conseco Life and eight ratings that are below that rating.

On August 3, 2012, Standard & Poor's Corporation ("S&P") affirmed the financial strength ratings of "BB+" of our primary insurance subsidiaries, except Conseco Life, and revised the outlook for such ratings to positive from stable. S&P also downgraded the financial strength rating of Conseco Life to "B+" from "BB+" and the outlook for such rating is stable. On August 4, 2011, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BB+" from "BB". A "positive" outlook means that a rating may be raised. A "stable" outlook means that a rating is not likely to change.  S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BB" or lower is regarded as having vulnerable characteristics that may outweigh its strengths.  A "BB" rating indicates the least degree of vulnerability within the range; a "CC" rating indicates the highest degree of vulnerability.  Pluses and minuses show the relative standing within a category.  In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. S&P has twenty-one possible ratings.  There are ten ratings above the "BB+" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are thirteen ratings above the "B+" rating of Conseco Life and seven ratings that are below that rating.

On August 29, 2012, Moody's Investor Services, Inc. ("Moody's") upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "Baa3" from "Ba1". Moody's also affirmed the financial strength rating of "Ba1" of Conseco Life. The outlook for all ratings is stable. A "stable" designation means that a rating is not likely to change.  Moody's financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are nine ratings above the "Baa3" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below the rating. There are ten ratings above the "Ba1" rating of Conseco Life and ten ratings that are below that rating.

On September 5, 2012, Fitch Ratings ("Fitch") affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries as well as the "BB+" rating of Conseco Life and the outlook for all of these ratings is stable. On February 3, 2012, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB" (from "BBB-" or "BB+" depending on the company). Fitch also affirmed the financial strength rating of "BB+" of Conseco Life. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A "BB" rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are ten ratings above the "BB+" rating of Conseco Life and eight ratings that are below that rating.

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

INSURANCE UNDERWRITING

Under regulations developed by the National Association of Insurance Commissioners (the "NAIC") (an association of state regulators and their staffs) and adopted by the states, we are prohibited from underwriting our Medicare supplement policies for certain first-time purchasers. If a person applies for insurance within six months after becoming eligible by reason of age, or disability in certain limited circumstances, the application may not be rejected due to medical conditions. Some states prohibit underwriting of all Medicare supplement policies. For other prospective Medicare supplement policyholders, such as senior citizens who are transferring to our products, the underwriting procedures are relatively limited, except for policies providing prescription drug coverage.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2012, the total balance of our liabilities for insurance products was $25.1 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2012, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 23 percent of gross combined life insurance inforce and reinsurance assumed represented .8 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2012 were as follows (dollars in millions):

Name of Reinsurer	Ceded life insurance inforce	A.M. Best rating
Wilton Reassurance Company	$3,063.4	A
Swiss Re Life and Health America Inc.	2,586.2	A+
Security Life of Denver Insurance Company	2,040.3	A
Jackson National Life Insurance Company ("Jackson") (a)	1,047.5	A+
Munich American Reassurance Company	703.2	A+
RGA Reinsurance Company	628.6	A+
Lincoln National Life Insurance Company	428.1	A+
Scor Global Life Re Insurance Co of Texas	392.4	A
Hannover Life Reassurance Company	288.3	A+
General Re Life Corporation	254.0	A++
All others (b)	960.4
	$12,392.4
________________

(a)
In addition to the life insurance business summarized above, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.6 billion at December 31, 2012.

(b)	No other single reinsurer assumed greater than 2 percent of the total ceded business inforce.

EMPLOYEES

At December 31, 2012, we had approximately 4,200 full time employees, including 1,700 employees supporting our Bankers Life segment, 400 employees supporting our Colonial Penn segment and 2,100 employees supporting our shared services and our Washington National, Other CNO Business and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

In addition, the NAIC develops model laws and regulations, many of which have been adopted by state legislators and/or insurance regulators, relating to:

•	reserve requirements;

•	risk-based capital ("RBC") standards;

•	codification of insurance accounting principles;

•	investment restrictions;

•	restrictions on an insurance company's ability to pay dividends;

•	credit for reinsurance; and

•	product illustrations.

In addition to the regulations described above, most states have also enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between or involving insurance companies and their affiliates and other related matters. Various reporting and approval requirements apply to transactions between or involving insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries. In addition, the Company's insurance subsidiaries routinely report to other jurisdictions.

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

Our insurance subsidiaries that have long-term care business have made insurance regulatory filings seeking actuarially justified rate increases on our long-term care policies. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the deferred acquisition costs and the present value of future profits (collectively referred to as "insurance acquisition costs") and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

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

The 2012 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. Conseco Life's domestic state is expected to adopt the increased RBC requirements described in the preceding paragraph, in which event, they would be effective for the calculation of Conseco Life's RBC ratio as of December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been subject to the trend test described above and Conseco Life would have been required to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, has reported statutory financial results that indicate a surplus deficiency under this calculation. We have been in contact with regulators in Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in the third quarter of 2012, primarily related to a pending legal settlement. Based on our current discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies" for more information on our RBC ratios.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital or retain greater amounts of capital to strengthen the surplus of certain insurance subsidiaries. Any election to contribute or retain additional capital could impact the amounts our insurance subsidiaries pay as dividends to the holding company. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries.

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

State regulatory authorities and industry groups have developed several initiatives regarding market conduct, including the form and content of disclosures to consumers, advertising, sales practices and complaint handling. Various state insurance departments periodically examine the market conduct activities of domestic and non-domestic insurance companies doing business in their states, including our insurance subsidiaries. The purpose of these market conduct examinations is to determine if operations are consistent with the laws and regulations of the state conducting the examination. State regulators have imposed significant fines and restrictions on our insurance company subsidiaries for improper market conduct. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, market conduct has become one of the criteria used by rating agencies to establish the ratings of an insurance company. For example, A.M. Best's ratings analysis now includes a review of the insurer's compliance program.

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

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2012.

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

Title III of the USA PATRIOT Act of 2001 (the "Patriot Act"), amends the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering ("AML") and financial transparency laws applicable to financial services companies, including insurance companies. The Patriot Act, among other things, seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism, money laundering or other illegal activities. To the extent required by applicable laws and regulations, CNO and its insurance subsidiaries have adopted AML programs that include policies, procedures and controls to detect and prevent money laundering, have designated compliance officers to oversee the programs, provide for on-going employee training and ensure periodic independent testing of the programs. CNO's and the insurance subsidiaries' AML programs, to the extent required, also establish and enforce customer identification programs and provide for the monitoring and the reporting to the Department of the Treasury of certain suspicious transactions.

Traditionally, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. Most prominently, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 give the U.S. federal government direct regulatory authority over certain aspects of the business of health insurance. In addition, the reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges to attempt to facilitate the purchase of insurance by individuals and small businesses, and addresses policy coverages and exclusions as well as the medical loss ratios of insurers. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes are being phased in through 2018. These changes are directed toward major medical health insurance coverage, which our insurance subsidiaries do not offer. Rather, our core products (e.g., medicare supplement insurance, long term care insurance, and other limited benefit supplemental insurance products) are not subject to or covered under the major provisions of this new federal legislation.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority will likely extend to most lines of insurance that are written by the Company, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the newly established Financial Stability Oversight Council and will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements, and would streamline the state-level regulation of reinsurance and surplus lines insurance. Under certain circumstances, the FDIC can assume the role of a state insurance regulator and initiate liquidation proceedings under state law.

In 2009, the U.S. House of Representatives passed the "Helping Families Save Their Homes Act of 2009", which would grant federal bankruptcy judges the ability to modify the terms of certain mortgage loans by, among other things, reducing interest rates and principal and extending repayments. Because it would permit judges to reduce, or "cram down" principal, this type of legislation is referred to as "cram down" legislation. Although the U.S. Senate defeated the "cram down" aspects of this legislation, similar legislation may be introduced in the future. Mortgage loan modifications can affect the allocation of losses on certain residential mortgage-backed securities ("RMBS") transactions including senior tranches of RMBS transactions that include bankruptcy carve-outs, which provide that bankruptcy losses above a specified threshold are allocated to all tranches pro rata regardless of seniority. If similar mortgage-related legislation is signed into law, it could cause loss of principal on or ratings downgrades of certain of the Company's RMBS holdings, including senior tranches of RMBS transactions that include bankruptcy carve-outs.

In late 2011, the NAIC adopted Statement of Statutory Accounting Principles No. 101, "Income Taxes a replacement of SSAP 10R and SSAP 10" ("SSAP 101") , with an effective date of January 1, 2012. Under SSAP 101, the criteria for determining the value of deferred tax assets will be based on certain admissibility tests. In addition, tax contingencies will be based on a GAAP-like standard using a "more likely than not" approach. These changes did not have a material effect on our statutory capital and surplus.

The asset management activities of 40|86 Advisors are subject to various federal and state securities laws and regulations. The SEC and the Commodity Futures Trading Commission are the principal regulators of our asset management operations.

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

Congress has considered, from time to time, possible changes to the U.S. tax laws, including elimination of the tax deferral on the accretion of value of certain annuities and life insurance products. It is possible that further tax legislation will be enacted which would contain provisions with possible adverse effects on our annuity and life insurance products.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service ("IRS") ultimately agrees with the tax position we plan to take in our current and future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2012, 2011 and 2010, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

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

Potential continuation of a low interest rate environment for an extended period of time may negatively impact our results of operations, financial position and cash flows.

In recent periods, interest rates have been at or near historically low levels. Some of our products, principally traditional whole life, universal life, fixed rate and fixed index annuity contracts, expose us to the risk that changes in interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread is a key component of our net income. In addition, investment income is an important component of the profitability of our health products, especially long-term care and supplemental health policies.

If interest rates were to decrease further or remain at low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent borrowers may prepay or redeem fixed maturity investments or mortgage loans in our investment portfolio, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, the vast majority of our products with contractually guaranteed minimum rates, have crediting rates set at the minimum rate. As a result, further decreases in investment yields would decrease the spread we earn and such spread could potentially become a loss.

The following table summarizes the distribution of annuity and universal life account values by guaranteed interest crediting rates as of December 31, 2012 (dollars in millions):

Guaranteed	Fixed rate and fixed	Universal
rate	index annuities	life	Total
> 6.0% to 8.0%	$.1	$—	$.1
> 5.0% to 6.0%	.2	36.4	36.6
> 4.0% to 5.0%	88.5	899.2	987.7
> 3.0% to 4.0%	1,682.2	1,181.4	2,863.6
> 2.0% to 3.0%	3,661.6	371.4	4,033.0
> 1.0% to 2.0%	1,283.1	5.1	1,288.2
1.0% and under	1,214.6	45.6	1,260.2
	$7,930.3	$2,539.1	$10,469.4
Weighted average	2.45%	3.97%	2.82%

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

The blocks of business in our Other CNO Business segment are particularly sensitive to changes in our expectations of future interest rates. Since the interest sensitive blocks in this segment are not expected to generate future profits, the entire impact of adverse changes to our earlier estimate of future gross profits is recognized in earnings in the period such changes occur. For example, in 2012, 2011, and 2010, we recognized a pre-tax reduction in earnings of approximately $43 million, $13 million and $13 million, respectively, in the Other CNO Business segment primarily due to increases in future loss reserves resulting from decreased projected future investment yields related to investments backing our interest-sensitive insurance products. The earnings reduction in 2012 resulted from our review of interest rate assumptions on all of our products. As a result of this review, we lowered our new money rate assumptions used in determining our projections of future investment income. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our revised projections assumed new money rates of 4.75 percent for one year and then grade over 5 years from this level to an ultimate new money rate ranging from 6.35 percent to 7.00 percent, depending on the specific product.

While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively small and are vulnerable to lower interest rates.

The following summarizes hypothetical scenarios which assume immediate and permanent reductions to current interest rates. We estimate that a pre-tax charge of $60 million would occur if assumed spreads related to our universal life and investment-type products immediately and permanently decreased by 10 basis points. In addition, we estimate that a pre-tax charge of $200 million would occur if assumed investment earnings rates related to products other than universal life and investment-type products immediately and permanently decreased by 50 basis points.

The following summarizes a hypothetical stress scenario related to the effect of continued low new money rates on our portfolio yields. The scenario assumed new money rates of 4.75 percent that remain level for five years, and then grade over 5 years from this level to an ultimate new money rate ranging from 6.35 percent to 7.00 percent, depending on the specific product. We estimate that this scenario would result in an after-tax charge of $20 million to $50 million primarily related to an increase in future loss reserves resulting from decreased projected future investment yields on investments backing our interest-sensitive and long-term care insurance products. In addition, we estimate that this scenario would result in an approximate unfavorable after-tax investment income effect of $10 million to $15 million during 2013 and $25 million to $30 million during

2014. Under this hypothetical scenario, insurance liabilities reported under statutory accounting principles would also increase by up to $50 million, which would result in a reduction to our consolidated RBC ratio of approximately 10 percentage points.

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

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from shareholders and/or policyholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products and recommending unsuitable products to customers. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance subsidiaries. We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. Recently, we and other insurance companies have been the subject of regulatory examinations regarding compliance with state unclaimed property laws. Such examinations have included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that such examination or other regulatory inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings." The ultimate outcome of these lawsuits, regulatory proceedings and investigations cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory proceedings or investigations, including harm flowing from actual or threatened revocation of licenses to do business, regulator actions to assert supervision or control over our business, and other sanctions which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A substantial block of our interest-sensitive life insurance policies was issued by Conseco Life and its predecessors. These policies are included in our Other CNO Business segment. After Conseco Life notified holders in late 2008 of changes to certain NGEs of their Lifetrend and CIUL3+ interest-sensitive life insurance policies, several state insurance departments began a market conduct examination. After working with state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life entered into a regulatory settlement agreement with the regulators regarding issues involving these policies, which was effective in June 2010. In addition to the market conduct examination which resulted in the regulatory settlement agreement, Conseco Life has been the defendant in litigation involving NGE changes. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Cost of Insurance Litigation". Conseco Life intends to make additional changes to certain NGEs in the future, and such changes may result in similar litigation. Adverse decisions in, or a negotiated resolution of, any such litigation, delays in the implementation of changes to certain NGEs, or any other events which limit Conseco Life's ability to implement changes to certain NGEs could have a material adverse effect on our results of operations and our financial condition and on the results of operations and financial condition of Conseco Life.

We have substantial indebtedness that will require a significant portion of the cash available to CNO, which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2012, we had an aggregate principal amount of indebtedness of $1,012.6 million. CNO's indebtedness will require $110 million in cash to service in 2013. The payment of principal and interest on our outstanding indebtedness will require a substantial portion of CNO's available cash each year, which, as a holding company, is limited, as further described in the risk factor entitled "CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it" below. Our debt obligations may restrict our ability to take advantage of business, strategic or financing opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility; (ii) a $250.0 million four-year term loan facility; and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "New Senior Secured Credit Agreement"). On September 28, 2012, we also issued $275.0 million in aggregate principal amount of 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes") pursuant to an indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee") and as collateral agent (the "Collateral Agent"). The New Senior Secured Credit Agreement contains various restrictive covenants and required financial ratios that we will be required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the 7.0% Convertible Senior Debentures due 2016 (the "7.0% Debentures") and the 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

If we fail to pay interest or principal on our other indebtedness, including the 7.0% Debentures or the 6.375% Notes, we will be in default under the indentures governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the New Senior Secured Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness.

Absent sufficient liquidity to repay our indebtedness, our management or our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

The New Senior Secured Credit Agreement and the 6.375% Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the New Senior Secured Credit Agreement and the 6.375% Notes to be due and payable.

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

The New Senior Secured Credit Agreement prohibits or restricts, among other things, CNO's ability to:

•
incur or guarantee additional indebtedness (including, for this purpose, reimbursement obligations under letters of credit, except to the extent such reimbursement obligations relate to letters of credit issued in connection with reinsurance transactions entered into in the ordinary course of business) or issue preferred stock;

•	pay dividends or make other distributions to shareholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make certain investments;

•	create liens;

•	incur restrictions on CNO's ability and the ability of CNO's subsidiaries to pay dividends or make other payments to CNO;

•	sell assets, including capital stock of CNO's subsidiaries;

•	enter into sale and leaseback transactions;

•	consolidate or merge with or into other companies or transfer all or substantially all of our assets; and

•	engage in transactions with affiliates;

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

In addition, the New Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 20.9 percent at December 31, 2012); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the New Senior Secured Credit Agreement) (such ratio was 8.08 for the period ended December 31, 2012); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 367 percent at December 31, 2012); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2012, was $1,782.6 million).

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. If the lenders under the New Senior Secured Credit Agreement elect to accelerate the amounts due, the holders of CNO's 7.0% Debentures and 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. The assessment includes, among other things, consideration of our plans to address our liquidity and capital needs during the following twelve months and our ability to comply with the future loan covenant and financial ratio requirements under the New Senior Secured Credit Agreement. If we default under any covenants or financial ratio requirement, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable. In such event, the holders of CNO's 7.0% Debentures and 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, we or our auditors may conclude that there is substantial doubt regarding our ability to continue as a going concern. If we were to conclude there was substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods, we may be required to increase the valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements under the New Senior Secured Credit Agreement.

If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in the New Senior Secured Credit Agreement for at least 12 months following the date of the financial statements, management would conclude there is substantial doubt about our ability to continue as a going concern and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion would cause us to be in breach of the covenants in the New Senior Secured Credit Agreement. If the circumstances leading to the substantial doubt were not cured prior to the issuance of the audit opinion, or we were unable to obtain a waiver on the going concern opinion requirement within 30 days after notice from the lenders, the issuance of such an opinion would be an event of default entitling the lenders to declare the outstanding principal amount of term loans, accrued and unpaid interest and all other amounts due and payable thereunder to be due and payable. If an event of default were to occur, it is highly probable that we would not have sufficient liquidity to repay our bank indebtedness in full or any of our other indebtedness which could also be accelerated as a result of the default.

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

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2012, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $212 million as of December 31, 2012. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

The obligations under the New Senior Secured Credit Agreement and the 6.375% Notes are guaranteed by our current and future restricted domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. The guarantee of CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the 6.375% Notes and the New Senior Secured Credit Agreement) is secured by a lien on substantially all of the assets of the Subsidiary Guarantors, including the stock of Conseco Life Insurance Company of Texas ("Conseco Life of Texas") (which is the parent of Bankers Life, Bankers Conseco Life Insurance Company ("Bankers Conseco Life") and Colonial Penn), Washington National and Conseco Life. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the New Senior Secured Credit Agreement or the 6.375% Notes, the stock of Conseco Life of Texas, Washington National and Conseco Life could be transferred to the lenders (subject to regulatory approval) under the New Senior Secured Credit Agreement and the holders of the 6.375% Notes. Any such transfer would have a material adverse effect on our business, financial condition and results of operations.

Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

On September 5, 2012, S&P assigned a "B+" rating to our New Senior Secured Credit Agreement and 6.375% Notes. In S&P's view, an obligation rated "B" is more vulnerable to nonpayment than obligations rated "BB", but the obligor currently has the capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. S&P has a total of 22 separate categories rating senior debt, ranging from "AAA (Extremely Strong)" to "D (Payment Default)." There are thirteen ratings above CNO's "B+" rating and eight ratings that are below its rating. On September 5, 2012, Moody's assigned a "Ba3" rating to our New Senior Secured Credit Agreement and 6.375% Notes. In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. Moody's has a total of 21 separate categories in which to rate senior debt, ranging from "Aaa" to "C." There are 12 ratings above CNO's "Ba3" rating and eight ratings that are below its rating. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it.

CNO and CDOC are holding companies with no business operations of their own. CNO and CDOC depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. CNO and CDOC receive cash from our insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from their non-insurance subsidiaries consisting of dividends, distributions, loans and advances. Deterioration in the financial condition, earnings or cash flow of these significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to CNO and/or CDOC, which would limit our ability to meet our debt service requirements and satisfy other financial obligations. In addition, CNO may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus for covenant compliance or regulatory purposes (including, for example, maintaining adequate RBC level) or to provide the capital necessary for growth, in which case it is less likely that its insurance subsidiaries would pay dividends to the holding company. Accordingly, this could limit CNO's ability to meet debt service requirements and satisfy other holding company financial obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". In 2012, our insurance subsidiaries paid extraordinary dividends of $265.0 million to CDOC. Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2012. As a result, any dividend payments from the insurance subsidiaries to CNO will be considered extraordinary dividends and will require the prior approval of the director or commissioner of the applicable state insurance department. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

We generally strive to maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of approximately 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth. As required by applicable insurance regulations, we calculate the RBC ratio of our insurance company subsidiaries as of December 31 of each year. In addition, for purposes of a covenant in our New Senior Secured Credit Agreement, we calculate the consolidated RBC ratio of our insurance company subsidiaries quarterly by dividing our consolidated TAC (the sum of the TAC of Washington National, Conseco Life, Conseco Life of Texas, Bankers Life, Colonial Penn and Bankers Conseco Life minus the equity in the TAC of Bankers Life, Colonial Penn and Bankers Conseco Life (the subsidiaries of Conseco Life of Texas) included in the TAC of Conseco Life of Texas) by our consolidated RBC (the RBC calculated for all of our insurance company subsidiaries based on an aggregation of our insurance company subsidiaries' data on a pro forma basis, as if they were one entity). The consolidated RBC ratio of our insurance company subsidiaries was 367 percent at December 31, 2012. See the risk factor above entitled "The New Senior Secured Credit Agreement and the 6.375% Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the New Senior Secured Credit Agreement and the 6.375% Notes to be due and payable".

CDOC holds surplus debentures issued by Conseco Life of Texas in the aggregate principal amount of $749.6 million. Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department). The RBC ratio of Conseco Life of Texas was 305 percent at December 31, 2012. CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on the Colonial Penn surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

From 2008 to 2010, the U.S. economy experienced unusually severe credit and liquidity issues and underwent a recession. Following several years of rapid credit expansion, a contraction in mortgage lending coupled with substantial declines in home prices and rising mortgage defaults, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to many sectors of the related credit markets, and to related credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government or, in some cases, to fail. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown. Although the recession may have ended, elevated unemployment remains.

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

More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•
The value of our investment portfolio has been materially affected in recent periods by changes in market conditions which resulted in, and may continue to result in, substantial realized and/or unrealized losses. For example, in 2008, the value of our investments decreased by $2.5 billion due to net unrealized losses on investments. Certain types of securities in our investment portfolio, such as structured securities supported by residential and commercial mortgages, were disproportionately affected. Although the value of our investments increased on an aggregate basis in the past three years, future adverse capital market conditions could result in additional realized and/or unrealized losses.

•
Changes in interest rates also affect our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek higher returns. This could require us to sell invested assets at a time when their prices may be depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We could obtain lower returns on investments made with these cash flows. In addition, prepayment rates on investments may increase so that we might have to reinvest those proceeds in lower-yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts to be credited to policyholders and contractholders, which could adversely affect our profitability.

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

The value of our investment portfolio is subject to numerous factors, which may be difficult to predict, and are often beyond our control. These factors include, but are not limited to, the following:

•
changes in interest rates and credit spreads, which can reduce the value of our investments as further discussed in the risk factor below entitled "Changing interest rates may adversely affect our results of operations";

•	changes in patterns of relative liquidity in the capital markets for various asset classes;

•
changes in the ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 11 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2012; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 23 percent of our available for sale fixed maturity investments at December 31, 2012, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans. When structured securities prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $37.8 million in 2012; $34.6 million in 2011 ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income (loss)); and $149.8 million in 2010 ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income (loss)). Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

In the event of substantial product surrenders or policy claims, we may be required to sell assets at a loss, thereby eroding the performance of our portfolio.

Because a substantial portion of our operating results are derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance. Investment losses may also reduce the capital of our insurance subsidiaries, which may cause us to make additional capital contributions to those subsidiaries or may limit the ability of the insurance subsidiaries to make dividend payments to CNO. In addition, future investment losses could cause us to be in violation of the financial covenants under the New Senior Secured Credit Agreement.

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

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2012 and 2011, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $3.0 billion and $1.7 billion, respectively.

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

On November 12, 2008, CNO and CDOC completed the transfer of the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust"). After the transfer, we continue to hold long-term care business acquired through previous acquisitions in our Other CNO Business segment. The premiums collected from this block totaled $25.1 million in 2012. The experience on this acquired block has generally been worse than the acquired companies' original pricing expectations. We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, this block experienced benefit ratios of 247.0 percent in 2012, 226.4 percent in 2011 and 210.8 percent in 2010. If future claims experience continues to be worse than anticipated as our long-term care blocks continue to age, our financial results will be adversely affected.

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

During 2012, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy or premium deficiency reserves for Conseco Life, Washington National and Bankers Conseco Life were $318.0 million, $87.0 million and $19.0 million, respectively, at December 31, 2012. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including our ability to change NGEs related to certain products consistent with contract provisions.

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

We identified a material weakness in our internal control over financial reporting which has been remediated, and our business may be adversely affected if we fail to maintain effective controls over financial reporting.

We have previously identified material weaknesses in internal controls, including one identified at September 30, 2012 related to the accurate calculation of certain adjustments impacting other comprehensive income. Specifically, controls in place to ensure the accurate calculation of these adjustments did not operate effectively. We have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively. The Company has completed its testing of controls over the calculation of these adjustments and concluded that the material weakness identified at September 30, 2012 has been remediated as of December 31, 2012.

We face the risk that, notwithstanding our efforts to date to identify and remedy the material weakness in our internal control over financial reporting, we may discover other material weaknesses in the future and the cost of remediating the material weakness could be high and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets, which could cause us to breach the debt to total capitalization covenant of the New Senior Secured Credit Agreement.

As of December 31, 2012, we had approximately $3.8 billion of federal tax NOLs and $.8 billion of capital loss carry-forwards, resulting in deferred tax assets of approximately $1.6 billion, expiring in years 2013 through 2032. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2012, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. However, after the common stock issuance to Paulson & Co. Inc. ("Paulson") and CNO's public offering of common stock in 2009, we were close to the 50 percent ownership change level. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, including upon conversion of the 7.0% Debentures (including conversion pursuant to a make whole adjustment event) or exercise of the warrants sold to Paulson, or acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO Board of Directors on December 6, 2011 and was approved by CNO's shareholders at the 2012 annual meeting of shareholders. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation (the "Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs. See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the Section 382 Charter Amendment and CNO's NOLs.

Additionally, based on the advice of our tax advisor, we have taken the position that the 7.0% Debentures are not treated as stock for purposes of Section 382 and do not trigger an ownership change. However, the IRS may not agree with our position. If the IRS were to succeed in challenging this position, the issuance of the 7.0% Debentures would have pushed us above the 50 percent ownership change level described above and triggered an ownership change under Section 382 when the 7.0% Debentures were issued in November 2009.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by NOLs arising prior to such ownership change. That limitation would apply to all of our current NOLs. The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.87 percent at December 31, 2012), and would eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the New Senior Secured Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2012, we had net deferred tax assets of $742.6 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2012 reflects the current corporate income tax rate of approximately 35 percent. A reduction in the corporate income tax rate would cause a writedown of our deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

From time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties, or our NOLs may be reduced, in amounts that may be material.

In determining our provisions for income taxes and our accounting for tax-related matters in general, we are required to exercise judgment. We regularly make estimates where the ultimate tax determination is uncertain. The final determination of any tax audit, appeal of the decision of a taxing authority, tax litigation or similar proceedings may be materially different from that reflected in our financial statements. The assessment of additional taxes, interest and penalties could be materially adverse to our current and future results of operations and financial condition. See the note to the consolidated financial statements entitled "Income Taxes" for further information.

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

The 2012 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect total adjusted capital ratios in excess of the current levels which would subject any of the subsidiaries to regulatory action. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. Conseco Life's domestic state is expected to adopt new RBC requirements which would increase the RBC level required to avoid regulatory action, effective December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been at a level that would require Conseco Life to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, has reported statutory financial results that indicate a surplus deficiency under this calculation. We have been in contact with regulators in Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in the third quarter of 2012, primarily related to a pending legal settlement. Based on our current discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies" for more information on our RBC ratios.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Other CNO Business segments. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $653.1 million, $642.6 million and $666.3 million in 2012, 2011 and 2010, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 117.6 percent, 112.6 percent and 113.7 percent in 2012, 2011 and 2010, respectively. The benefit ratios for our long-term care products in our Other CNO Business segment were 247.0 percent, 226.4 percent and 210.8 percent in 2012, 2011 and 2010, respectively. The insurance policy benefits incurred for our long-term care products in our Other CNO Business segment were $63.4 million, $62.7 million and $63.0 million in 2012, 2011 and 2010, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

We may be required to accelerate the amortization of deferred acquisition costs or the present value of future profits or establish premium deficiency reserves.

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The present value of future profits represents the value assigned to the right to receive future cash flows from contracts existing at the Effective Date. The balances of these accounts are amortized over the expected lives of the underlying insurance contracts. On an ongoing basis, we test these accounts recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying these accounts for those products for which we amortize deferred acquisition costs or the present value of future profits in proportion to gross profits or gross margins. If facts and circumstances change, these tests and reviews could lead to reduction in the balance of those accounts, and the establishment of a premium deficiency reserve. Such results could have an adverse effect on the results of our operations and our financial condition. See "Item 7 Management's Discussion and Analysis of Consolidated Finance Condition and Results of Operations, Critical Accounting Policies, Present Value of Future Profits and Deferred Acquisition Costs."

Our operating results will suffer if policyholder surrender levels differ significantly from our assumptions.

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2012, approximately 26 percent of our total insurance liabilities, or approximately $6.5 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2012, the vast majority of our products with contractual guaranteed minimum rates, had crediting rates set at the minimum. In addition, approximately 37 percent of our insurance liabilities were subject to interest rates that may be reset annually; 44 percent had a fixed explicit interest rate for the duration of the contract; 16 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we seek to manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2012, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.7 years, and the duration of our insurance liabilities was approximately 8.6 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $230 million if interest rates were to increase by 10 percent from rates as of December 31, 2012. This compares to a decline in fair value of approximately $225 million based on amounts and rates at December 31, 2011. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

We have implemented or are in the process of implementing several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of inforce business. Many of our initiatives address issues resulting from the substantial number of acquisitions of our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. Our efforts involve improvements to our policy administration procedures and significant systems conversions, such as the elimination of duplicate processing systems for similar business. These initiatives may result in unforeseen expenses, complications or delays, may be inadequate to address all issues, and may not ultimately be successfully completed. While our future operating performance depends greatly on the success of these efforts, even if we successfully implement these measures, they alone may not sufficiently improve our results of operations.

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

An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products, and prospective policyholders view ratings as an important factor in evaluating an insurer's products. This is especially true for annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from A.M. Best, S&P, Moody's and Fitch are "B++", "BB+", "Baa3" and "BBB", respectively. A.M. Best has 16 possible ratings. There are four ratings above our "B++" rating and 11 ratings that are below our rating. S&P has 21 possible ratings. There are ten ratings above our "BB+" rating and ten ratings that are below our rating. Moody's has 21 possible ratings. There are nine ratings above our "Baa3" rating and 11 ratings that are below our rating. Fitch has 19 possible ratings. There are eight ratings above our "BBB" rating and ten ratings that are below our rating. The current financial strength ratings of Conseco Life from A.M. Best, S&P, Moody's and Fitch are "B-", "B+", "Ba1" and "BB+", respectively.

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

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top five writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked ninth in annualized premiums of individual long-term care insurance in 2011 with a market share of approximately 3.1 percent, the top eight writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 88 percent during the period. In addition, while, based on the NAIC's 2011 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2011 with a market share of 3.9 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 32 percent during the period.

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

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2012, our reinsurance receivables totaled $2.9 billion. Our ceded life insurance in-force totaled $12.4 billion. Our ten largest reinsurers accounted for 92 percent of our ceded life insurance in-force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

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

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. In 2012, Bankers Life relocated from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its prior location of 222,000 square feet through the remaining term of the lease which expires in 2018. We also lease 276 sales offices in various states totaling approximately 825,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2013 and 2019.

Our Colonial Penn segment is administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 60 percent of this space, with unused space leased to tenants.

Management believes that this office space is adequate for our needs.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in note 7 "Litigation and Other Legal Proceedings" to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer		Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 48	2012
Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health. He joined Long Term Care Group in 2005 and served as chief executive officer through 2008, when it was acquired by Univita Health.

Edward J. Bonach, 58	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO.
Frederick J. Crawford, 49	2012
Since January 2012, executive vice president and chief financial officer. From 2001 to January 2012, Mr. Crawford was with Lincoln Financial Group, serving as vice president and treasurer (2001-2004), chief financial officer (2005-2010), and executive vice president and head of corporate development and investments (2011-January 2012).

Eric R. Johnson, 52	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 55	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 47	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 56	2005	Since October 2005, executive vice president, product management and since May 2010, president, Other CNO Business.
Scott R. Perry, 50	2001	Since July 2011, chief business officer of CNO and since 2006, president of Bankers Life. Employed in various capacities for Bankers Life since 2001.
Steven M. Stecher, 52	2004
Since August 2008, president of Washington National. From January 2007 until August 2008, executive vice president, operations. From August 2004 until January 2007, executive vice president of Washington National.

Matthew J. Zimpfer, 45	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The following table sets forth the dividends declared and paid per share and the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2011.

Period	Market price		Dividends
	High	Low	declared and paid
2011:
First Quarter	$7.59	$6.23	$—
Second Quarter	8.34	6.98	—
Third Quarter	8.15	5.28	—
Fourth Quarter	6.79	4.73	—
2012:
First Quarter	$8.20	$6.04	$—
Second Quarter	7.99	6.30	.02
Third Quarter	10.18	7.55	.02
Fourth Quarter	10.06	8.26	.02

As of February 7, 2013, there were approximately 27,400 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows. The Company's debt agreements contain covenants which could limit our ability to pay cash dividends on our common stock, but we do not believe such covenants are likely to impact the future payment of dividends on our common stock. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further information regarding these limitations.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2007 through December 31, 2012 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2007 in each of CNO common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Life and Health Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$-
12/07
12/08
12/09
12/010
12/11
12/12
CNO Financial Group, Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

	12/07	12/08	12/09	12/10	12/11	12/12
CNO Financial Group, Inc.	$100.00	$41.24	$39.81	$53.98	$50.24	$74.82
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P Life & Health Insurance Index	100.00	51.68	59.73	74.82	59.32	67.98

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	3,252,642	$9.68	3,245,609	$99.2
November 1 through November 30	2,636,498	8.94	2,628,502	75.7
December 1 through December 31	2,843,708	9.30	2,765,104	350.0
Total	8,732,848	9.33	8,639,215	350.0
_________________

(a)
In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2012, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,655,010	$9.72	9,712,561
Equity compensation plans not approved by security holders	—	—	—
Total	6,655,010	$9.72	9,712,561

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA (a)
Insurance policy income	$2,755.4	$2,690.5	$2,670.0	$3,093.6	$3,253.6
Net investment income	1,486.4	1,354.1	1,366.9	1,292.7	1,178.8
Net realized investment gains (losses)	81.1	61.8	30.2	(60.5)	(262.4)
Total revenues	4,342.7	4,124.6	4,083.9	4,341.4	4,189.7
Interest expense	114.6	114.1	113.2	117.9	106.5
Total benefits and expenses	4,187.0	3,818.4	3,859.0	4,269.6	4,299.8
Income (loss) before income taxes and discontinued operations	155.7	306.2	224.9	71.8	(110.1)
Income tax expense (benefit)	(65.3)	(29.5)	(15.7)	51.4	372.5
Income (loss) before discontinued operations	221.0	335.7	240.6	20.4	(482.6)
Discontinued operations, net of income taxes	—	—	—	—	(722.7)
Net income (loss)	221.0	335.7	240.6	20.4	(1,205.3)
PER SHARE DATA (a)
Income (loss) before discontinued operations, basic	$.95	$1.35	$.96	$.11	$(2.62)
Income (loss) before discontinued operations, diluted	.83	1.15	.84	.11	(2.62)
Net income, basic	.95	1.35	.96	.11	(6.53)
Net income, diluted	.83	1.15	.84	.11	(6.53)
Dividends declared per common share	.06	—	—	—	—
Book value per common share outstanding	22.80	19.12	15.18	12.12	6.43
Weighted average shares outstanding for basic earnings	233.7	248.0	251.0	188.4	184.7
Weighted average shares outstanding for diluted earnings	281.4	304.1	301.9	193.3	184.7
Shares outstanding at period-end	221.5	241.3	251.1	250.8	184.8
BALANCE SHEET DATA - AT PERIOD END (a)
Total investments	$27,959.3	$26,364.3	$23,782.0	$21,530.2	$18,647.5
Total assets	34,131.4	32,921.9	31,394.9	29,860.4	28,321.3
Corporate notes payable	1,004.2	857.9	998.5	1,037.4	1,311.5
Total liabilities	29,082.1	28,308.1	27,583.3	26,821.8	27,133.3
Shareholders' equity	5,049.3	4,613.8	3,811.6	3,038.6	1,188.0
STATUTORY DATA - AT PERIOD END (b)
Statutory capital and surplus	$1,560.4	$1,578.1	$1,525.1	$1,410.7	$1,311.5
Asset valuation reserve (“AVR”)	222.2	168.4	71.3	28.2	55.0
Total statutory capital and surplus and AVR	1,782.6	1,746.5	1,596.4	1,438.9	1,366.5
____________________

(a)	As a result of the transfer of Senior Health to the Independent Trust in 2008, a substantial portion of our long-term care business is presented as discontinued operations in periods prior to 2009.

(b)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" in Item 1A provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  The Company’s segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana and United HealthCare and Medicare Part D prescription drug plans through a distribution and reinsurance arrangement with Coventry.

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

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company.

•
Other CNO Business, which consists of blocks of interest-sensitive life insurance, traditional life insurance, annuities, long-term care insurance and other supplemental health products.  These blocks of business are not actively marketed and were primarily issued or acquired by Conseco Life and Washington National.

The following summarizes our earnings for the three years ending December 31, 2012 (dollars in millions, except per share data):

	2012	2011	2010
Earnings before net realized investment gains (losses), fair value changes in embedded derivative liabilities, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT", a non-GAAP financial measure) (a):

Bankers Life	$300.9	$290.9	$237.5
Washington National	127.1	96.1	100.4
Colonial Penn	(8.6)	(4.7)	4.2
Other CNO Business	(48.8)	15.3	(9.2)
EBIT from business segments	370.6	397.6	332.9
Corporate operations, excluding corporate interest expense	(20.3)	(47.7)	(42.8)
EBIT	350.3	349.9	290.1
Corporate interest expense	(66.2)	(76.3)	(79.3)
Income before loss on extinguishment of debt, net realized investment gains (losses), fair value changes in embedded derivative liabilities and taxes	284.1	273.6	210.8
Tax expense on operating income	103.7	102.1	74.4
Net operating income	180.4	171.5	136.4
Net realized investment gains (net of related amortization and taxes)	48.4	36.7	13.6
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(1.8)	(13.3)	—
Loss on extinguishment of debt, net of income taxes	(177.5)	(2.2)	(4.4)
Net income before valuation allowance for deferred tax assets	49.5	192.7	145.6
Decrease in valuation allowance for deferred tax assets	171.5	143.0	95.0
Net income	$221.0	$335.7	$240.6
Per diluted share:
Net operating income	$.69	$.61	$.50
Net realized investment gains (net of related amortization and taxes)	.17	.12	.04
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.01)	(.04)	—
Loss on extinguishment of debt (net of income taxes)	(.63)	(.01)	(.01)
Decrease in valuation allowance for deferred tax assets	.61	.47	.31
Net income	$.83	$1.15	$.84

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

Our major goals for 2013 include:

•	Increasing operating earnings per share.

•	Profitably increasing sales at Bankers Life, Washington National and Colonial Penn.

•	Maximizing our investment income in a low interest rate environment while remaining within acceptable risk tolerance levels.

•	Enhancing the customer experience.

•	Continuing to execute on initiatives to achieve operational efficiencies and cost savings.

•	Continuing to actively manage the profitability of our long-term care business.

•	Improving profitability of existing lines of business or disposing of underperforming blocks of business.

•	Continuing to invest in and develop our talent.

•	Continuing to work to improve the financial strength and senior debt ratings from the major rating agencies.

•	Effectively deploying excess capital.

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

Investments

At December 31, 2012, the carrying value of our investment portfolio was $28.0 billion.

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

The remaining non-credit impairment, which is recorded in accumulated other comprehensive income (loss), is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment. The remaining non-credit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums. As of December 31, 2012, other-than-temporary impairments included in accumulated other comprehensive income of $6.0 million (before taxes and related amortization) related to structured securities.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker/dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities (primarily certain below-investment grade privately placed securities), certain structured securities, mortgage loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) since their values include significant unobservable inputs including actuarial assumptions.

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

Our fixed maturity investments are generally purchased in the context of a long-term strategy to fund insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, we may sell securities. These circumstances include: (i) when securities are selling at prices which exceed our view of their underlying economic value; (ii) when it is possible to reinvest the proceeds to better meet our long-term asset-liability management objectives; (iii) changes in the investment environment; (iv) expectation that the fair value could deteriorate further; (v) desire to reduce our exposure to an asset class, an issuer or an industry; (vi) prospective or actual changes in credit quality; or (vii) related to structured securities, changes in expected cash flows. During 2012, we sold $402.5 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $15.4 million.

We generally seek to balance the duration and cash flows of our invested assets with the estimated duration and cash flows of benefit payments arising from contract liabilities. These efforts may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses). When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. In certain circumstances, a mismatch of the durations or related cash flows of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See "- Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the duration of our invested assets and insurance liabilities.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2012 as follows: 9 percent in 2013, 8 percent in 2014, 7 percent in 2015, 7 percent in 2016 and 6 percent in 2017.

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

When we realize a gain or loss on investments backing our universal life or investment-type products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased amortization expense for such changes by $6.5 million, $5.4 million and $9.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as “shadow adjustments” and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. We limit the total adjustment related to unrealized losses to the total of the costs capitalized plus interest (or the total value of policies inforce recognized at the Effective Date plus interest with respect to the present value of future profits) related to insurance policies issued in a particular year (or policies inforce at the Effective Date with respect to the present value of future profits). The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was a decrease of $645.9 million at December 31, 2012 (including $312.2 million for premium deficiencies that would exist on certain long-term care products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2012, the balance of insurance acquisition costs was $1.9 billion prior to shadow adjustments. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

The blocks of business in our Other CNO Business segment are particularly sensitive to changes in assumptions. Since many of these blocks are not expected to generate future profits, the entire impact of adverse changes to our earlier estimate of future gross profits is recognized in earnings in the period such changes occur. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin and are vulnerable to changes in assumptions.

The table presented below summarizes our estimates of cumulative adjustments to insurance acquisition costs or premium deficiency reserves (when the deficiency exceeds the balance of insurance acquisition costs) resulting from hypothetical revisions to certain assumptions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. We have assumed that revisions to assumptions resulting in the adjustments summarized below would occur equally among policy types, ages and durations within each product classification. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. In addition, the impact of actual adjustments would reflect the net effect of all changes in assumptions during the period.

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Universal life-type products (a):
5% increase to assumed mortality	$(90)
5% decrease to assumed mortality	75
15% increase to assumed expenses	(20)
15% decrease to assumed expenses	20
10 basis point decrease to assumed spread	(25)
10 basis point increase to assumed spread	25
10% increase to assumed lapses	5
10% decrease to assumed lapses	(5)
Investment-type products:
20% increase to assumed surrenders	(70)
20% decrease to assumed surrenders	85
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(35)
10 basis point increase to assumed spread	35
Other than universal life and investment-type products (b):
5% increase to assumed morbidity	(225)
50 basis point decrease to investment earnings rate	(200)
__________________

(a)
A significant portion of our universal life-type products inforce are valued in a loss recognition status. A favorable change in experience on such blocks may slow down future amortization; however, the current period adjustment to insurance acquisition costs would be small. This may cause the downside sensitivities to be different in magnitude than the upside sensitivities.

(b)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than universal life and investment-type products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2012	2011	2010
Bankers Life:
Medicare supplement (1)	80.7%	81.7%	82.3%
Long-term care (1)	90.4%	90.1%	89.0%
Fixed index annuities (2) (3)	90.8%	90.1%	88.7%
Other annuities (2) (4)	87.3%	87.4%	86.8%
Life (1) (4)	86.2%	87.2%	87.2%
Washington National:
Medicare supplement (1) (4)	81.2%	80.9%	78.8%
Supplemental health (1) (4)	88.3%	88.4%	88.7%
Life (1) (4)	92.4%	93.3%	93.3%
Colonial Penn:
Life (1) (4)	84.7%	85.6%	86.1%
Other CNO Business:
Long-term care (1) (4)	92.2%	91.7%	91.5%
Fixed index annuities (2)	87.9%	86.4%	88.6%
Other annuities (1) (4)	91.0%	91.2%	91.2%
Life (1) (4)	91.3%	92.3%	94.3%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

(3)	We believe this recent increase is related to the lack of competing investment products which would offer higher returns for consumers.

(4)	These persistency rates are generally in line with our expectations.

Liabilities for Insurance Products - reserves for the future payment of long-term care policy claims

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions.  For all our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims.  In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims.  Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards.  Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience.  Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.  For example, our long-term care policy claims may be paid over a long period of time and, therefore, loss estimates have a higher degree of uncertainty.  We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business in our Other CNO Business segment.  Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in 2012 related to our long-term care business (in both our Bankers Life and Other CNO Business segments) would result in a decrease in our earnings of approximately $35 to $72 million. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

•	We recognize distribution income based on a fixed fee per PDP contract. This fee income is recognized over the calendar year term as premiums are collected.

•
We also pay commissions to our agents who sell the plans on behalf of Coventry. These payments are deferred and amortized over the remaining term of the initial enrollment period (the one-year life of the initial policy).

Our accounting for the quota-share agreement

•	We recognize premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognize policyholder benefits and ceding commission expense as incurred.

•	We recognize risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

The following summarizes the pre-tax income of the PDP business (dollars in millions):

	2012	2011	2010
Insurance policy income	$49.9	$54.5	$67.8
Fee revenue and other	3.0	2.4	3.8
Total revenues	52.9	56.9	71.6
Insurance policy benefits	35.6	45.1	52.6
Commission expense	3.9	4.9	6.4
Other operating expenses	.4	.3	.4
Total expense	39.9	50.3	59.4
Pre-tax income	$13.0	$6.6	$12.2

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred tax assets on an ongoing basis. The realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.

Based on our assessment, it appears more likely than not that $876 million of our NOLs and capital loss carryforwards will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $171.5 million in 2012. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

There are three principal components of the reduction to our valuation allowance for deferred tax assets in 2012. First, our 2012 taxable operating income, exceeded the amount previously reflected in our deferred tax valuation model, resulting in a reduction to the valuation allowance of $13.7 million in 2012. Second, we reduced the valuation allowance by $46.6 milion for taxable investment gains realized in 2012. Last, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets of $111.2 million in 2012.

Our analysis at December 31, 2012, is consistent with the deferred tax valuation model used in the prior year. Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 5 percent growth for the next five years and no growth thereafter. In our new projections, our three year average increased to $292 million, compared to $260 million in our prior projection. The projections used to support the recovery of our NOLs do not anticipate the use of tax planning strategies that we could consider in the future to avoid a tax benefit from expiring. We have evaluated each component of the deferred tax assets and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2009	$1,176.4
Decrease in 2010	(95.0)	(a)
Balance, December 31, 2010	1,081.4
Decrease in 2011	(143.0)	(b)
Balance, December 31, 2011	938.4
Decrease in 2012	(171.5)	(c)
Balance, December 31, 2012	$766.9
____________________

(a)
The $95.0 million reduction to the deferred tax valuation allowance during 2010 resulted from the utilization of NOLs and capital loss carryforwards and higher projections of future taxable income based on evidence we consider to be objective and verifiable.

(b)	The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income.

(c)
The $171.5 million reduction to the deferred tax valuation allowance during 2012 resulted primarily from: (i) higher taxable income in 2012 (including investment gains); and (ii) our recent higher levels of operating income when projecting future taxable income as further discussed above.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax positions we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income ("CODI") resulting from the bankruptcy of our Predecessor and the classification of the loss we recognized as a result of the transfer of Senior Health to the Independent Trust (as further described below).

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock (including upon conversion of our outstanding 7.0% Debentures) and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.87 percent at December 31, 2012), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2012, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2012, we had $3.8 billion of federal NOLs and $.8 billion of capital loss carryforwards, which expire as follows (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss		Total loss
	Life		Non-life		carryforwards		carryforwards
2013	$—		$—		$808.6	(b)	$808.6
2014	—		—		28.6		28.6
2015	—		—		9.1		9.1
2018	475.0	(a)	—		—		475.0
2021	29.5		—		—		29.5
2022	204.1		—		—		204.1
2023	—	(b)	2,603.1	(a)	—		2,603.1
2024	—		3.2		—		3.2
2025	—		118.8		—		118.8
2027	—		216.8		—		216.8
2028	—		.5		—		.5
2029	—		148.9		—		148.9
2032	—		.8		—		.8
Total	$708.6		$3,092.1		$846.3		$4,647.0

_________________________

(a)
The life/non-life allocation summarized above assumes the IRS does not ultimately agree with the tax position we have taken in our tax returns with respect to the allocation of CODI.  If the IRS ultimately agrees with our tax position, approximately $631 million of the non-life NOLs expiring in 2023 would be characterized as life NOLs expiring in 2018.

(b)
The allocation of the capital loss carryforwards summarized above assumes the IRS does not ultimately agree with the tax position we have taken with respect to our investment in Senior Health, which was worthless when it was transferred to the Independent Trust in 2008. If the IRS ultimately agrees with our tax position of classifying this loss as ordinary, capital loss carryforwards expiring in 2013 would decrease and life NOLs expiring in 2023 would increase by $742.0 million.

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

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS has issued a proposed adjustment which is not in agreement with our position. We have requested an appeal of the IRS proposed adjustment through their early appeals process. Due to uncertainties with respect to the position the IRS may take and limitations on our ability to utilize NOLs based on projected life and non-life income, we have consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance, pending resolution. If the IRS ultimately agrees with our position that the $631 million of CODI is a reduction to non-life NOLs, our valuation allowance would be reduced by approximately $140 million based on the income projection used in determining our valuation allowance. The outcome of this uncertainty cannot be predicted.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $145 million based on income projections used in determining our valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (dollars in millions):

	Years ended December 31,
	2012	2011

Balance at beginning of year	$318.2	$311.1
Increase based on tax positions taken in prior years	7.3	7.1
Decrease based on tax positions taken in prior years	(15.0)	—
Balance at end of year	$310.5	$318.2

As of December 31, 2012 and 2011, $285.0 million and $300.0 million, respectively, of our unrecognized tax benefits, if recognized, would have resulted in a decrease in our valuation allowance for deferred tax assets. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense or our evaluation of the valuation allowance for deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Included in tax expense in 2012 and 2011 is $.7 million and $1.1 million, respectively, of interest. No such amounts were recognized in 2010. The liability for accrued interest was $1.8 million and $1.1 million at December 31, 2012 and 2011, respectively.
Tax years 2004 and 2008 through 2010 are open to examination by the IRS through September 2014, while tax year 2011 is open through September 2015.  The Company's various state income tax returns are generally open for tax years 2009 through 2011 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

Liabilities for Insurance Products

At December 31, 2012, the total balance of our liabilities for insurance products was $25.1 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business in the Other CNO Business segment. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2012	2011	2010
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and income taxes (a non-GAAP measure) (a):
Bankers Life	$300.9	$290.9	$237.5
Washington National	127.1	96.1	100.4
Colonial Penn	(8.6)	(4.7)	4.2
Other CNO Business	(48.8)	15.3	(9.2)
Corporate operations	(86.5)	(124.0)	(122.1)
	284.1	273.6	210.8
Net realized investment gains (losses), net of related amortization:
Bankers Life	48.7	42.7	54.1
Washington National	6.7	2.0	(7.4)
Colonial Penn	7.2	5.8	6.6
Other CNO Business	10.2	5.9	(28.9)
Corporate operations	1.8	—	(3.5)
	74.6	56.4	20.9
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(2.8)	(19.8)	—
Other CNO Business	—	(.6)	—
	(2.8)	(20.4)	—
Loss on extinguishment of debt:
Corporate operations	(200.2)	(3.4)	(6.8)

Income (loss) before income taxes:
Bankers Life	346.8	313.8	291.6
Washington National	133.8	98.1	93.0
Colonial Penn	(1.4)	1.1	10.8
Other CNO Business	(38.6)	20.6	(38.1)
Corporate operations	(284.9)	(127.4)	(132.4)
Income before income taxes	$155.7	$306.2	$224.9
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

These non-GAAP financial measures of "income (loss) before net realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization, and before income taxes" differ from “income (loss) before income taxes” as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization.  We measure segment performance excluding realized investment gains (losses) and fair value of embedded derivative liabilities because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses) and fair value of embedded derivative liabilities depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "income (loss) before net realized investment gains (losses) and fair value of embedded derivative liabilities, net of related amortization, and before income taxes" does not replace "income (loss) before income taxes" as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be transparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

Bankers Life (dollars in millions)

	2012	2011	2010
Premium collections:
Annuities	$709.0	$985.5	$1,005.5
Medicare supplement and other supplemental health	1,323.9	1,330.6	1,360.1
Life	314.6	250.0	209.6
Total collections	$2,347.5	$2,566.1	$2,575.2
Average liabilities for insurance products:
Annuities:
Mortality based	$231.7	$241.4	$250.1
Fixed index	2,831.5	2,350.5	1,833.6
Deposit based	4,548.1	4,768.9	4,899.7
Medicare supplement and other supplemental health	4,748.1	4,547.6	4,355.3
Life:
Interest sensitive	448.9	428.6	412.9
Non-interest sensitive	520.9	428.2	355.3
Total average liabilities for insurance products, net of reinsurance ceded	$13,329.2	$12,765.2	$12,106.9
Revenues:
Insurance policy income	$1,657.4	$1,612.4	$1,596.2
Net investment income:
General account invested assets	817.6	780.3	719.3
Fixed index products	21.3	(14.0)	32.6
Other special-purpose portfolios	—	—	7.0
Fee revenue and other income	15.2	13.8	12.8
Total revenues	2,511.5	2,392.5	2,367.9
Expenses:
Insurance policy benefits	1,417.9	1,361.7	1,376.5
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	147.9	161.2	175.3
Fixed index products	77.1	47.2	55.5
Amortization related to operations	187.6	206.3	207.9
Interest expense on investment borrowings	5.3	4.8	1.0
Other operating costs and expenses	374.8	320.4	314.2
Total benefits and expenses	2,210.6	2,101.6	2,130.4
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	300.9	290.9	237.5
Net realized investment gains (losses)	53.0	47.9	62.1
Amortization related to net realized investment gains (losses)	(4.3)	(5.2)	(8.0)
Net realized investment gains (losses), net of related amortization	48.7	42.7	54.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	(4.5)	(31.2)	—
Amortization related to fair value changes in embedded derivative liabilities	1.7	11.4	—
Fair value changes in embedded derivative liabilities, net of related amortization	(2.8)	(19.8)	—
Income before income taxes	$346.8	$313.8	$291.6

	2012	2011	2010
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,196.7	$1,181.5	$1,206.5
Benefit ratio (a)	89.1%	87.7%	88.3%
Medicare supplement:
Insurance policy benefits	$508.5	$495.4	$505.6
Benefit ratio (a)	69.0%	69.0%	70.9%
PDP:
Insurance policy benefits	$35.6	$45.1	$52.7
Benefit ratio (a)	71.4%	82.8%	77.7%
PFFS:
Insurance policy benefits	$(.5)	$(1.6)	$(18.1)
Benefit ratio (a)	N/A	N/A	N/A
Long-term care:
Insurance policy benefits	$653.1	$642.6	$666.3
Benefit ratio (a)	117.6%	112.6%	113.7%
Interest-adjusted benefit ratio (b)	71.2%	68.8%	73.0%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Bankers Life's long-term care products by dividing such product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $257.8 million, $249.8 million and $238.8 million in 2012, 2011 and 2010, respectively.

Total premium collections were $2,347.5 million in 2012, down 8.5 percent from 2011, and $2,566.1 million in 2011, down .4 percent from 2010. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.3 billion in 2012, up 4.4 percent from 2011 and $12.8 billion in 2011, up 5.4 percent from 2010. The increase in such liabilities was primarily due to increases in new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 4.8 percent, to $817.6 million, in 2012 and 8.5 percent, to $780.3 million, in 2011. The average balance of general account invested assets was $14.2 billion, $13.6 billion and $12.3 billion in 2012, 2011 and 2010, respectively. The average yield on these assets was 5.74 percent in 2012, 5.75 percent in 2011 and 5.84 percent in 2010. The increase in general account invested assets is primarily due to: (i) sales and increased persistency of our annuity and health products in recent periods; and (ii) the proceeds from collateralized borrowings from the Federal Home Loan Bank ("FHLB") pursuant to an investment borrowing program that commenced in September 2010. The increase in net investment income in 2012 and 2011 reflects the growth in general account invested assets and prepayment income. Prepayment income was $11.6 million, $15.4 million and $11.0 million in 2012, 2011 and 2010, respectively. Investing in higher yielding investments and reduction to turnover rates to preserve higher yielding investments has resulted in maintaining overall yields in this segment when compared to the prior year. However, current market conditions are more challenging and we expect to see the overall yield decline in future periods. The decline in average yield in 2011 is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $21.3 million, $(18.0) million and $21.1 million in 2012, 2011 and 2010, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products. Such income and related charges fluctuate based on the value of options embedded in the segment’s fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we discontinued and liquidated this trading portfolio. Trading account income was $4.0 million and $11.5 million in 2011 and 2010, respectively.

Net investment income on other special-purpose portfolios in 2010 primarily includes the income related to Company-owned life insurance ("COLI") which was purchased as an investment vehicle to fund the deferred compensation plan for certain agents.  The COLI assets are not assets of the deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets.  Changes in the cash surrender value (which approximates net realizable value) of the COLI assets were recorded as net investment income and totaled $5.0 million in 2010. Beginning in the first quarter of 2011, the Bankers Life segment is allocated a return on COLI investments equivalent to the yield on the Company’s overall portfolio (classified as net investment income on general account assets); and the Corporate Operations segment is allocated any difference between the actual COLI return and the amount allocated to the Bankers Life segment.

Fee revenue and other income was $15.2 million in 2012, compared to $13.8 million in 2011, and $12.8 million in 2010. We recognized fee income of $14.9 million, $11.8 million and $11.4 million in 2012, 2011 and 2010, respectively, pursuant to marketing agreements to sell PFFS, PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $13.7 million, $12.4 million and

$8.1 million in 2012, 2011 and 2010, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 70.8 percent, 70.7 percent and 72.1 percent in 2012, 2011 and 2010, respectively. In 2013, we currently expect the benefit ratio on this Medicare supplement business will be approximately 71 percent.

The insurance policy benefits on our PDP and PFFS business result from our quota-share reinsurance agreements with Coventry.  Coventry ceased selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $14.3 million, $9.4 million and $15.2 million in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(.5) million, $(1.6) million and $(18.1) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 117.6 percent, 112.6 percent and 113.7 percent in 2012, 2011 and 2010, respectively.  The interest-adjusted benefit ratio on this business was 71.2 percent, 68.8 percent and 73.0 percent in 2012, 2011 and 2010, respectively.  In 2013, we currently expect the interest adjusted benefit ratio on this long-term care business will be approximately 75 percent. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $26.6 million, $25.3 million and $26.3 million in 2012, 2011 and 2010, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 122.4 percent, 117.0 percent and 118.2 percent in 2012, 2011 and 2010, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense). The benefit ratio in 2012 increased as the business continues to age and as new business becomes less of a component of the overall inforce business; partially offset by higher investment income.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In October 2010, we commenced additional rate increase filings on certain long-term care blocks.  Approximately $36 million of approvals were received from this round of rate increases.  In 2012 and 2011, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $18 million in 2012 and $23 million in 2011 and included:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. The net impacts described above are expected to be lower in future periods as re-rating activity slows given we have completed several rounds of rate actions on underperforming blocks of long-term care business in recent years.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $147.9 million, $161.2 million and $175.3 million in 2012, 2011 and 2010, respectively. The weighted average crediting rates for these products was 3.0 percent, 3.1 percent and 3.3 percent in 2012, 2011 and 2010, respectively. The average liabilities of the deposit-based annuity block was $4.5 billion, $4.8 billion and $4.9 billion in 2012, 2011 and 2010, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $187.6 million, $206.3 million and $207.9 million in 2012, 2011 and 2010, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $6 million.  Amortization expense related to our annuity block decreased in 2012 due to higher persistency on this business.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $374.8 million in 2012, up 17 percent from 2011, and were $320.4 million in 2011, up 2.0 percent from 2010. Other operating expenses in 2012 reflect higher legal and regulatory expenses of approximately $24 million. Other operating costs and expenses include the following (dollars in millions):

	2012	2011	2010
Expenses related to the marketing and quota-share agreements with Coventry	$9.8	$9.6	$13.6
Commission expense and agent manager benefits	61.1	53.3	48.9
Other operating expenses	303.9	257.5	251.7
Total	$374.8	$320.4	$314.2

Net realized investment gains (losses) fluctuated each period. During 2012, net realized investment gains in this segment included $61.7 million of net gains from the sales of investments (primarily fixed maturities) and $8.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $55.8 million of net gains from the sales of investments (primarily fixed maturities) and $7.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($11.4 million, prior to the $3.5 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment gains in this segment included $116.8 million of net gains from the sales of investments (primarily fixed maturities) and $54.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($50.7 million, prior to the $(4.0) million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $4.3 million, $5.2 million and $8.0 million in 2012, 2011 and 2010, respectively.

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

Washington National (dollars in millions)

	2012	2011	2010
Premium collections:
Medicare supplement and other supplemental health	$576.3	$569.8	$564.9
Life	14.2	16.0	16.2
Total collections	$590.5	$585.8	$581.1
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,419.4	$2,436.2	$2,470.1
Non-interest sensitive life	199.4	201.4	206.7
Total average liabilities for insurance products, net of reinsurance ceded	$2,618.8	$2,637.6	$2,676.8
Revenues:
Insurance policy income	$590.4	$585.1	$581.0
Net investment income:
General account invested assets	204.0	189.4	184.2
Trading account income related to reinsurer accounts	.6	3.8	2.5
Change in value of embedded derivatives related to modified coinsurance agreements	(.5)	(3.7)	(1.3)
Fee revenue and other income	1.1	1.0	1.1
Total revenues	795.6	775.6	767.5
Expenses:
Insurance policy benefits	447.1	464.5	450.6
Amortization related to operations	47.7	44.9	46.6
Interest expense on investment borrowings	2.8	.7	—
Other operating costs and expenses	170.9	169.4	169.9
Total benefits and expenses	668.5	679.5	667.1
Income before net realized investment gains (losses) and income taxes	127.1	96.1	100.4
Net realized investment gains (losses)	6.7	2.0	(7.4)
Income before income taxes	$133.8	$98.1	$93.0
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$77.6	$93.5	$106.6
Benefit ratio (a)	65.4%	68.5%	67.3%
Supplemental health:
Insurance policy benefits	$347.6	$343.4	$322.2
Benefit ratio (a)	76.6%	80.0%	80.4%
Interest-adjusted benefit ratio (b)	49.8%	51.3%	49.2%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Washington National's supplemental health products by dividing such product’s insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $121.6 million, $122.8 million and $125.1 million in 2012, 2011 and 2010, respectively.

Total premium collections were $590.5 million in 2012, up .8 percent from 2011, and $585.8 million in 2011, up .8 percent from 2010. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in 2012, down .7 percent from 2011, and $2.6 billion in 2011, down 1.5 percent from 2010.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased slightly in 2012 and 2011 as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) increased 7.7 percent, to $204.0 million in 2012 and 2.8 percent, to $189.4 million in 2011. The average balance of general account invested assets was $3.7 billion, $3.2 billion and $3.1 billion in 2012, 2011 and 2010, respectively. The average yield on these assets was 5.56 percent in 2012, 5.86 percent in 2011 and 5.90 percent in 2010. Increases in general account invested assets and net investment income in 2012 and 2011 are primarily due to invested assets purchased with the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in this segment in June 2011. The decline in average yield in 2012 and 2011 is primarily due to lower yields related to the variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB as well as the lower interest rate environment.

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

The benefit ratios on Washington National's Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense). In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected claim reserve redundancies from prior years of $1.2 million, nil and $4.2 million in 2012, 2011 and 2010, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios for the Medicare supplement block would have been 66.4 percent, 68.5 percent and 69.9 percent in 2012, 2011 and 2010, respectively. Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $41.0 million, $43.0 million and $51.8 million in 2012, 2011 and 2010, respectively. Such decreases are primarily due to lower sales and to policyholder lapses; partially offset by favorable claim experience.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year. Insurance margins (insurance policy income less insurance policy benefits) on these products were $106.2 million, $85.8 million and $78.6 million in 2012, 2011 and 2010, respectively. The margin in 2012 reflects higher insurance policy income due to the growth in this block of business and favorable claim experience. In addition, we recognized $7.6 million of out-of-period adjustments in 2011, which decreased the insurance margin on these products. The interest adjusted benefit ratio on this supplemental health business was 49.8 percent, 51.3 percent and 49.2 percent in 2012, 2011 and 2010, respectively. In 2013, we currently expect this interest-adjusted benefit ratio will be approximately 50 percent.

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

Interest expense on investment borrowings represents $2.8 million and $.7 million of interest expense on collateralized borrowings in 2012 and 2011, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $170.9 million, $169.4 million and $169.9 million in 2012, 2011 and 2010, respectively. Other operating costs and expenses include commission expense of $70.0 million, $67.2 million and $64.8 million in 2012, 2011 and 2010, respectively.

Net realized investment gains (losses) fluctuate each period. During 2012, net realized investment gains in this segment included $17.2 million of net gains from the sales of investments (primarily fixed maturities) and $10.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $9.6 million of net gains from the sales of investments (primarily fixed maturities) and $7.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.1 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment losses in this segment included $23.5 million of net gains from the sales of investments (primarily fixed maturities) and $30.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($31.1 million, prior to the $.2 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	2012	2011	2010
Premium collections:
Life	$211.9	$196.4	$187.7
Supplemental health	4.9	5.7	6.4
Total collections	$216.8	$202.1	$194.1
Average liabilities for insurance products:
Annuities-mortality based	$76.5	$77.7	$79.4
Supplemental health	15.1	16.2	17.6
Life:
Interest sensitive	18.7	20.3	21.3
Non-interest sensitive	604.5	589.8	579.7
Total average liabilities for insurance products, net of reinsurance ceded	$714.8	$704.0	$698.0
Revenues:
Insurance policy income	$217.8	$203.0	$194.9
Net investment income:
General account invested assets	40.4	41.1	39.3
Fee revenue and other income	.7	.9	.7
Total revenues	258.9	245.0	234.9
Expenses:
Insurance policy benefits	160.3	149.2	143.8
Amounts added to annuity and interest-sensitive life product account balances	.8	.9	1.0
Amortization related to operations	15.0	15.0	12.5
Other operating costs and expenses	91.4	84.6	73.4
Total benefits and expenses	267.5	249.7	230.7
Income (loss) before net realized investment gains and income taxes	(8.6)	(4.7)	4.2
Net realized investment gains	7.2	5.8	6.6
Income before income taxes	$(1.4)	$1.1	$10.8

This segment's results are significantly impacted by the adoption of the new accounting standard related to deferred acquisition costs. We are no longer able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. In 2013, we plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. Based on our current advertising plan, we expect this segment to report a loss (before net realized investment gains (losses) and income taxes) in 2013 of between $5 million and $10 million.

Total premium collections increased 7.3 percent, to $216.8 million, in 2012 and 4.1 percent, to $202.1 million, in 2011. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) did not fluctuate significantly during the three years ended December 31, 2012. The average balance of general account invested assets was $679.4 million in 2012, $680.1 million in 2011 and $662.8 million in 2010. The average yield on these assets was 5.95 percent in 2012, 6.04 percent in 2011 and 5.93 percent in 2010.

Insurance policy benefits fluctuated as a result of the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses have increased in each of the last three years.

Net realized investment gains fluctuated each period. During 2012, net realized investment gains in this segment included $7.8 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $6.2 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment gains in this segment included $9.0 million of net gains from the sales of investments (primarily fixed maturities) and $2.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($2.7 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Other CNO Business (dollars in millions)

	2012	2011	2010
Premium collections:
Annuities	$3.8	$16.4	$16.4
Other health	25.8	27.8	31.7
Life	165.0	179.4	191.6
Total collections	$194.6	$223.6	$239.7
Average liabilities for insurance products:
Annuities:
Mortality based	$223.7	$216.1	$210.5
Fixed index	521.7	617.4	713.8
Deposit based	635.1	672.7	670.9
Separate accounts	15.6	16.8	16.7
Other health	479.5	481.6	480.0
Life:
Interest sensitive	2,349.3	2,493.7	2,585.5
Non-interest sensitive	780.2	787.8	834.1
Total average liabilities for insurance products, net of reinsurance ceded	$5,005.1	$5,286.1	$5,511.5
Revenues:
Insurance policy income	$289.8	$290.0	$297.9
Net investment income:
General account invested assets	332.9	346.9	352.1
Fixed index products	4.2	(3.4)	9.8
Trading account income related to policyholder accounts	3.5	.6	2.7
Total revenues	630.4	634.1	662.5
Expenses:
Insurance policy benefits	380.8	350.1	367.6
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	111.8	120.4	127.6
Fixed index products	15.8	9.4	25.8
Amortization related to operations	33.8	39.8	48.7
Interest expense on investment borrowings	19.9	20.3	20.0
Other operating costs and expenses	117.1	78.8	82.0
Total benefits and expenses	679.2	618.8	671.7
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	(48.8)	15.3	(9.2)
Net realized investment gains (losses)	12.4	6.1	(27.6)
Amortization related to net realized investment gains (losses)	(2.2)	(.2)	(1.3)
Net realized investment gains (losses), net of related amortization	10.2	5.9	(28.9)
Insurance policy benefits - fair value changes in embedded derivative liabilities	.1	(3.2)	—
Amortization related to fair value changes in embedded derivative liabilities	(.1)	2.6	—
Fair value changes in embedded derivative liabilities, net of related amortization	—	(.6)	—
Income (loss) before income taxes	$(38.6)	$20.6	$(38.1)

	2012	2011	2010
Health benefit ratios:
Long-term care:
Insurance policy benefits	$63.4	$62.7	$63.0
Benefit ratio (a)	247.0%	226.4%	210.8%
Interest-adjusted benefit ratio (b)	137.6%	127.3%	123.8%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products in our Other CNO Business segment by dividing such product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $28.1 million, $27.4 million and $26.0 million in 2012, 2011 and 2010, respectively.

This segment's results are significantly impacted by the interest-sensitive life insurance block which is sensitive to interest rates and changes to NGEs. This segment also includes: (i) declining blocks of traditional life and annuity products which generally generate stable earnings; and (ii) a smaller block of long-term care business generating a modest stream of losses with limited rate increase potential. In 2013, we expect this segment to report normalized earnings before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and taxes of between $5 million and $20 million, recognizing this segment's results can be volatile given relatively thin margins and continued litigation activity.

Total premium collections were $194.6 million in 2012, down 13 percent from 2011, and $223.6 million in 2011, down 6.7 percent from 2010. The decrease in collected premiums was primarily due to policyholder redemptions and lapses. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $5.0 billion in 2012, down 5.3 percent from 2011, and $5.3 billion in 2011, down 4.1 percent from 2010. The decreases in such liabilities were primarily due to policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage. Insurance policy income in 2012 was comparable to 2011 primarily due to increased policyholder charges from the implementation of changes to certain NGEs related to certain interest-sensitive life products; partially offset by lower premium revenue due to policyholder redemptions and lapses.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 4.0 percent, to $332.9 million, in 2011 and 1.5 percent, to $346.9 million, in 2011. The average balance of general account invested assets was $5.6 billion in 2012, $5.9 billion in 2011 and $6.0 billion in 2010. The average yield on these assets was 5.93 percent in 2012, 5.89 percent in 2011 and 5.84 percent in 2010. Investing in higher yielding investments, slightly higher prepayment income and reduction to turnover rates to preserve higher yielding investments has resulted in maintaining (or slightly improving) overall yield in this segment in 2012. However, current market conditions are challenging and we expect to see the overall yield decline in future periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $4.2 million, $(3.2) million and $7.1 million in 2012, 2011 and 2010, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we discontinued and liquidated this trading portfolio. Such trading account income (loss) was $(.2) million and $2.7 million in 2011 and 2010, respectively.

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

During 2012, 2011 and 2010, we recognized approximately $43 million, $13 million and $13 million, respectively, of additional increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 247.0 percent, 226.4 percent and 210.8 percent in 2012, 2011 and 2010, respectively. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $9.2 million, $6.1 million and $3.8 million in 2012, 2011 and 2010, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 211.1 percent, 204.3 percent and 198.1 percent in 2012, 2011 and 2010, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and lower policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 137.6 percent, 127.3 percent and 123.8 percent in 2012, 2011 and 2010, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 101.8 percent, 105.2 percent and 111.1 percent in 2012, 2011 and 2010, respectively.

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $111.8 million, $120.4 million and $127.6 million in 2012, 2011 and 2010, respectively. The decrease was primarily due to a smaller block of interest-sensitive life business inforce due to lapses in recent periods. The weighted average crediting rates for these products were 3.8 percent, 3.9 percent and 4.0 percent in 2012, 2011 and 2010, respectively.

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

Interest expense on investment borrowings includes $19.9 million, $20.2 million and $19.8 million of interest expense on collateralized borrowings in 2012, 2011 and 2010, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $117.1 million, $78.8 million and $82.0 million in 2012, 2011 and 2010, respectively. Other operating costs and expenses include commission expense of $3.7 million, $3.7 million and $6.2 million in 2012, 2011 and 2010, respectively. In 2012, we recognized charges of $41.5 million related to pending litigation as more fully described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Cost of Insurance Litigation".

Net realized investment gains (losses) fluctuate each period. During 2012, net realized investment gains in this segment included $29.6 million of net gains from the sales of investments (primarily fixed maturities) and $17.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $20.5 million of net gains from the sales of investments (primarily fixed maturities) and $14.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($15.4 million, prior to the $1.0 million of impairment losses recognized through accumulated other comprehensive income (loss)). During 2010, net realized investment losses in this segment included $30.9 million of net gains from the sales of investments (primarily fixed maturities) and $58.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($59.0 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $2.2 million, $.2 million and $1.3 million in 2012, 2011 and 2010, respectively.

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

Corporate Operations (dollars in millions)

	2012	2011	2010
Corporate operations:
Interest expense on corporate debt	$(66.2)	$(76.3)	$(79.3)
Net investment income (loss):
General investment portfolio	3.6	3.0	.1
Other special-purpose portfolios:
COLI	5.0	(7.8)	—
Investments held in a rabbi trust	4.3	(1.4)	(1.5)
Investments in certain hedge funds	(2.1)	(6.8)	—
Other trading account activities	20.3	7.3	—
Fee revenue and other income	1.2	1.3	1.6
Net operating results of variable interest entities	12.3	7.5	7.2
Interest expense on investment borrowings	(.4)	(.2)	—
Other operating costs and expenses	(64.5)	(50.6)	(50.2)
Loss before net realized investment gains, loss on extinguishment of debt and income taxes	(86.5)	(124.0)	(122.1)
Net realized investment gains (losses)	1.8	—	(3.5)
Loss on extinguishment of debt	(200.2)	(3.4)	(6.8)
Loss before income taxes	$(284.9)	$(127.4)	$(132.4)

Interest expense on corporate debt has been impacted by: (i) the recapitalization transactions completed in September 2012 as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies"; (ii) prepayments of our $375 million senior secured term loan facility maturing on September 30, 2016 (the "Previous Senior Secured Credit Agreement") in 2011 and 2012 and the amendment in May 2011 which reduced the interest rate payable on the Previous Senior Secured Credit Agreement; (iii) repurchases of 3.5% Convertible Debentures due September 30, 2035 (the "3.5% Debentures") and the corresponding issuances of 7.0% Debentures in 2010; (iv) the issuance of 9.0% Senior Secured Notes due January 2018 (the "9.0% Notes") in December 2010; and (v) repayments of the Senior Health Note due November 12, 2013 (the "Senior Health Note"). Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $882.7 million, $951.7 million and $1,036.5 million in 2012, 2011 and 2010, respectively. The average interest rate on our debt was 6.8 percent, 7.4 percent and 7.3 percent in 2012, 2011 and 2010, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities which commenced in the first quarter of 2011; (iii) income (loss) from COLI equal to the difference between the return on these investments and our overall portfolio yield; and (iv) investments in certain hedge funds which commenced in the third quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment.

Fee revenue and other income primarily includes revenues we receive for managing investments for other companies.

Net operating results of variable interest entities represent the operating results of variable interest entities ("VIEs"). The VIEs are consolidated in accordance with GAAP. These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for more information on the VIEs.

Interest expense on investment borrowings represents interest expense on repurchase agreements as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting, legal and severance costs which often vary from period to period. In 2012, 2011 and 2010, we recognized charges of $9.7 million, $18.9 million and $4.3 million, respectively, related to changes in the underlying actuarial assumptions used to value our agent deferred compensation plan and certain retirement benefits. In 2012, we also recognized a $6.8 million charge related to the relocation of Bankers Life's primary office. In 2011, we recognized a reduction in expenses of $7.4 million related to a true-up of forfeiture estimates related to certain stock-based compensation awards.

Net realized investment gains (losses) often fluctuate each period. During 2012, net realized investment gains in this segment included $2.6 million of net gains from the sales of investments (of which $.4 million were gains recognized by VIEs) and $.8 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2011, net realized investment gains in this segment included $4.3 million of net gains from the sales of investments (of which $3.0 million were gains recognized by VIEs) and $4.3 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2010, net realized investment losses in this segment included $.2 million of net losses from the sales of investments (of which $.4 million were losses recognized by VIEs) and $3.3 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.

Loss on extinguishment of debt of $200.2 million in 2012 represents: (i) $136.5 million due to our repurchase of $200.0 million principal amount of 7.0% Debentures and the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures; (ii) $58.2 million related to the tender offer and consent solicitation for the 9.0% Notes, the write-off of unamortized issuance costs related to the 9.0% Notes and other transactions; (iii) $5.1 million representing the write-off of unamortized discount and issuance costs associated with repayments of our Previous Senior Secured Credit Agreement; and (iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our New Senior Secured Credit Agreement. The loss on extinguishment of debt of $3.4 million in 2011 represents the write-off of unamortized discount and issuance costs associated with repayments of the Previous Senior Secured Credit Agreement. The loss on extinguishment of debt of $6.8 million in 2010 resulted from the write-off of unamortized discount and issuance costs related to: (i) the repurchases of 3.5% Debentures; and (ii) the repayment of a prior senior credit agreement. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three years ended December 31, 2012:

Business segments - total (dollars in millions)

	2012	2011	2010
EBIT from In-Force Business
Revenues:
Insurance policy income	$2,377.1	$2,347.2	$2,327.7
Net investment income and other	1,402.3	1,314.1	1,300.6
Total revenues	3,779.4	3,661.3	3,628.3
Benefits and expenses:
Insurance policy benefits	2,498.8	2,429.6	2,468.5
Amortization	254.5	266.1	291.6
Other expenses	482.5	404.6	411.4
Total benefits and expenses	3,235.8	3,100.3	3,171.5
EBIT from In-Force Business	$543.6	$561.0	$456.8

EBIT from New Business
Revenues:
Insurance policy income	$378.3	$343.3	$342.3
Net investment income and other	38.7	42.6	62.2
Total revenues	417.0	385.9	404.5
Benefits and expenses:
Insurance policy benefits	260.7	235.0	255.2
Amortization	29.6	39.9	24.1
Other expenses	299.7	274.4	249.1
Total benefits and expenses	590.0	549.3	528.4
EBIT from New Business	$(173.0)	$(163.4)	$(123.9)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$2,755.4	$2,690.5	$2,670.0
Net investment income and other	1,441.0	1,356.7	1,362.8
Total revenues	4,196.4	4,047.2	4,032.8
Benefits and expenses:
Insurance policy benefits	2,759.5	2,664.6	2,723.7
Amortization	284.1	306.0	315.7
Other expenses	782.2	679.0	660.5
Total benefits and expenses	3,825.8	3,649.6	3,699.9
EBIT from In-Force and New Business	$370.6	$397.6	$332.9

Bankers Life (dollars in millions)

	2012	2011	2010
EBIT from In-Force Business
Revenues:
Insurance policy income	$1,381.3	$1,358.9	$1,341.2
Net investment income and other	815.4	737.5	709.5
Total revenues	2,196.7	2,096.4	2,050.7
Benefits and expenses:
Insurance policy benefits	1,431.2	1,378.0	1,393.8
Amortization	161.8	169.9	187.2
Other expenses	186.4	148.9	147.5
Total benefits and expenses	1,779.4	1,696.8	1,728.5
EBIT from In-Force Business	$417.3	$399.6	$322.2

EBIT from New Business
Revenues:
Insurance policy income	$276.1	$253.5	$255.0
Net investment income and other	38.7	42.6	62.2
Total revenues	314.8	296.1	317.2
Benefits and expenses:
Insurance policy benefits	211.7	192.1	213.5
Amortization	25.8	36.4	20.7
Other expenses	193.7	176.3	167.7
Total benefits and expenses	431.2	404.8	401.9
EBIT from New Business	$(116.4)	$(108.7)	$(84.7)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$1,657.4	$1,612.4	$1,596.2
Net investment income and other	854.1	780.1	771.7
Total revenues	2,511.5	2,392.5	2,367.9
Benefits and expenses:
Insurance policy benefits	1,642.9	1,570.1	1,607.3
Amortization	187.6	206.3	207.9
Other expenses	380.1	325.2	315.2
Total benefits and expenses	2,210.6	2,101.6	2,130.4
EBIT from In-Force and New Business	$300.9	$290.9	$237.5

Washington National (dollars in millions)

	2012	2011	2010
EBIT from In-Force Business
Revenues:
Insurance policy income	$531.5	$530.7	$526.0
Net investment income and other	205.2	190.5	186.5
Total revenues	736.7	721.2	712.5
Benefits and expenses:
Insurance policy benefits	422.9	442.0	427.5
Amortization	44.8	42.1	44.0
Other expenses	134.5	130.5	135.7
Total benefits and expenses	602.2	614.6	607.2
EBIT from In-Force Business	$134.5	$106.6	$105.3

EBIT from New Business
Revenues:
Insurance policy income	$58.9	$54.4	$55.0
Net investment income and other	—	—	—
Total revenues	58.9	54.4	55.0
Benefits and expenses:
Insurance policy benefits	24.2	22.5	23.1
Amortization	2.9	2.8	2.6
Other expenses	39.2	39.6	34.2
Total benefits and expenses	66.3	64.9	59.9
EBIT from New Business	$(7.4)	$(10.5)	$(4.9)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$590.4	$585.1	$581.0
Net investment income and other	205.2	190.5	186.5
Total revenues	795.6	775.6	767.5
Benefits and expenses:
Insurance policy benefits	447.1	464.5	450.6
Amortization	47.7	44.9	46.6
Other expenses	173.7	170.1	169.9
Total benefits and expenses	668.5	679.5	667.1
EBIT from In-Force and New Business	$127.1	$96.1	$100.4

Colonial Penn (dollars in millions)

	2012	2011	2010
EBIT from In-Force Business
Revenues:
Insurance policy income	$174.5	$167.6	$162.6
Net investment income and other	41.1	42.0	40.0
Total revenues	215.6	209.6	202.6
Benefits and expenses:
Insurance policy benefits	136.3	129.7	126.2
Amortization	14.1	14.3	11.7
Other expenses	24.6	26.1	26.2
Total benefits and expenses	175.0	170.1	164.1
EBIT from In-Force Business	$40.6	$39.5	$38.5

EBIT from New Business
Revenues:
Insurance policy income	$43.3	$35.4	$32.3
Net investment income and other	—	—	—
Total revenues	43.3	35.4	32.3
Benefits and expenses:
Insurance policy benefits	24.8	20.4	18.6
Amortization	.9	.7	.8
Other expenses	66.8	58.5	47.2
Total benefits and expenses	92.5	79.6	66.6
EBIT from New Business	$(49.2)	$(44.2)	$(34.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$217.8	$203.0	$194.9
Net investment income and other	41.1	42.0	40.0
Total revenues	258.9	245.0	234.9
Benefits and expenses:
Insurance policy benefits	161.1	150.1	144.8
Amortization	15.0	15.0	12.5
Other expenses	91.4	84.6	73.4
Total benefits and expenses	267.5	249.7	230.7
EBIT from In-Force and New Business	$(8.6)	$(4.7)	$4.2

Other CNO Business (dollars in millions)

	2012	2011	2012
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$289.8	$290.0	$297.9
Net investment income and other	340.6	344.1	364.6
Total revenues	630.4	634.1	662.5
Benefits and expenses:
Insurance policy benefits	508.4	479.9	521.0
Amortization	33.8	39.8	48.7
Other expenses	137.0	99.1	102.0
Total benefits and expenses	679.2	618.8	671.7
EBIT from In-Force Business	$(48.8)	$15.3	$(9.2)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in 2012 and 2011 primarily due to the growth in this segment's in-force block reflecting prior period sales and improved persistency. Other expenses in 2012 include $24 million of legal and regulatory expenses.

The EBIT from in-force business in the Washington National segment grew in 2012 primarily due to higher investment income on higher average balance of general account assets from the FHLB investment borrowing program that commenced in June 2011 and higher insurance margins on our supplemental health block of business.

The EBIT from in-force business in the Colonial Penn segment in 2012 reflects growth in the block and higher insurance policy benefits.

The EBIT from in-force business in the Other CNO Business segment reflects the natural run-off of this block. Other expenses in 2012 included $41.5 million of legal expenses related to pending litigation.

The EBIT from new business in the Colonial Penn segment in 2012 and 2011 reflects additional marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from A.M. Best, S&P, Moody’s and Fitch are "B++", "BB+", "Baa3" and "BBB", respectively.  The current financial strength rating of Conseco Life from A.M. Best, S&P, Moody’s and Fitch are "B-", "B+", "Ba1" and "BB+", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2012	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$505.0	$708.4	$577.7
Other fixed rate (first-year)	198.0	272.9	423.5
Other fixed rate (renewal)	6.0	4.2	4.3
Subtotal - other fixed rate annuities	204.0	277.1	427.8
Total annuities	709.0	985.5	1,005.5
Health:
Medicare supplement (first-year)	99.4	101.3	116.4
Medicare supplement (renewal)	617.8	599.9	581.4
Subtotal - Medicare supplement	717.2	701.2	697.8
Long-term care (first-year)	23.4	23.5	22.2
Long-term care (renewal)	523.1	538.4	562.4
Subtotal - long-term care	546.5	561.9	584.6
PDP and PFFS (first year)	.7	1.8	3.7
PDP and PFFS (renewal)	47.1	54.7	62.7
Subtotal – PDP and PFFS	47.8	56.5	66.4
Other health (first-year)	3.3	1.6	2.1
Other health (renewal)	9.1	9.4	9.2
Subtotal - other health	12.4	11.0	11.3
Total health	1,323.9	1,330.6	1,360.1
Life insurance:
First-year	149.9	115.8	97.7
Renewal	164.7	134.2	111.9
Total life insurance	314.6	250.0	209.6
Collections on insurance products:
Total first-year premium collections on insurance products	979.7	1,225.3	1,243.3
Total renewal premium collections on insurance products	1,367.8	1,340.8	1,331.9
Total collections on insurance products	$2,347.5	$2,566.1	$2,575.2

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment decreased 28 percent, to $709.0 million, in 2012 and 2.0 percent, to $985.5 million, in 2011. Premium collections from our fixed index products have fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 2.3 percent, to $717.2 million, in 2012 and .5 percent, to $701.2 million, in 2011.

Premiums collected on Bankers Life's long-term care policies decreased 2.7 percent, to $546.5 million, in 2012 and 3.9 percent, to $561.9 million, in 2011. The decreases in 2012 and 2011 were primarily attributable to higher lapses following premium rate increases in recent periods.

Premiums collected on PDP and PFFS business relate to our quota-share reinsurance agreements with Coventry. In order to reduce the required statutory capital associated with the assumption of group PFFS business, we terminated two group policy quota-share agreements as of December 31, 2008 and terminated the last agreement on June 30, 2009. Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business. Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on the PFFS business were nil, $3.7 million and $1.1 million in 2012, 2011 and 2010, respectively. The PFFS premiums recognized in 2011 and 2010 related to adjustments to prior year contracts based on audits conducted by the Centers for Medicare and Medicaid Services, an agency of the United States government which, among other things, administers the Medicare program. Such audits can result in positive or negative adjustments to premium revenue in the period the results of the audits are reported to us. These agreements are described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Critical Accounting Policies".

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 26 percent, to $314.6 million, in 2012 and 19 percent, to $250.0 million, in 2011. Collected premiums in 2012 and 2011 reflect higher sales in this segment (including increased sales of single premium whole life products).

Washington National (dollars in millions)

	2012	2011	2010
Premiums collected by product:
Health:
Medicare supplement (first-year)	$1.0	$1.9	$3.8
Medicare supplement (renewal)	112.9	130.2	151.0
Subtotal - Medicare supplement	113.9	132.1	154.8
Supplemental health (first-year)	59.2	54.1	52.0
Supplemental health (renewal)	400.5	380.1	353.5
Subtotal – supplemental health	459.7	434.2	405.5
Other health (all renewal)	2.7	3.5	4.6
Total health	576.3	569.8	564.9
Life insurance:
First-year	1.0	1.2	.8
Renewal	13.2	14.8	15.4
Total life insurance	14.2	16.0	16.2
Collections on insurance products:
Total first-year premium collections on insurance products	61.2	57.2	56.6
Total renewal premium collections on insurance products	529.3	528.6	524.5
Total collections on insurance products	$590.5	$585.8	$581.1

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 14 percent, to $113.9 million, in 2012 and 15 percent, to $132.1 million, in 2011. We have experienced lower sales and higher lapses of these products due to premium rate increases implemented in recent periods and an increased focus on our supplemental health products. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.9 percent, to $459.7 million, in 2012 and 7.1 percent, to $434.2 million, in 2011. Such increases are due to higher new sales in each year.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected in this segment have declined in recent periods.

Colonial Penn (dollars in millions)

	2012	2011	2010
Premiums collected by product:
Life insurance:
First-year	$43.1	$35.4	$32.3
Renewal	168.8	161.0	155.4
Total life insurance	211.9	196.4	187.7
Health (all renewal):
Medicare supplement	4.5	5.2	6.0
Other health	.4	.5	.4
Total health	4.9	5.7	6.4
Collections on insurance products:
Total first-year premium collections on insurance products	43.1	35.4	32.3
Total renewal premium collections on insurance products	173.7	166.7	161.8
Total collections on insurance products	$216.8	$202.1	$194.1

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.9 percent, to $211.9 million, in 2012 and 4.6 percent, to $196.4 million, in 2011. Graded benefit life products sold through our direct response marketing channel accounted for $209.2 million, $193.2 million and $184.1 million of collected premiums in 2012, 2011 and 2010, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	2012	2011	2010
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.6	$9.5	$10.3
Fixed index (renewal)	2.3	3.9	4.6
Subtotal - fixed index annuities	2.9	13.4	14.9
Other fixed rate (first-year)	—	2.1	.9
Other fixed rate (renewal)	.9	.9	.6
Subtotal - other fixed rate annuities	.9	3.0	1.5
Total annuities	3.8	16.4	16.4
Health:
Long-term care (all renewal)	25.1	27.0	29.2
Other health (all renewal)	.7	.8	2.5
Total health	25.8	27.8	31.7
Life insurance:
First-year	3.4	2.1	2.3
Renewal	161.6	177.3	189.3
Total life insurance	165.0	179.4	191.6
Collections on insurance products:
Total first-year premium collections on insurance products	4.0	13.7	13.5
Total renewal premium collections on insurance products	190.6	209.9	226.2
Total collections on insurance products	$194.6	$223.6	$239.7

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

Life products in the Other CNO Business segment include primarily universal life products. Life premiums collected decreased 8.0 percent, to $165.0 million, in 2012 and 6.4 percent, to $179.4 million, in 2011. We are not actively marketing life products in this segment and expect premiums to continue to decline.

INVESTMENTS

Our investment strategy is to: (i) maintain a predominately investment-grade fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) generate stable and predictable investment income through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 95 percent of our $28.0 billion investment portfolio at December 31, 2012. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2012 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$24,614.1	88%
Equity securities	171.4	1
Mortgage loans	1,573.2	6
Policy loans	272.0	1
Trading securities	266.2	1
Investments held by variable interest entities	814.3	3
Company-owned life insurance	123.0	—
Other invested assets	125.1	—
Total investments	$27,959.3	100%

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

The following table summarizes the carrying value of our fixed maturity securities, available for sale, by category as of December 31, 2012 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,646.0	10.7%	$.3	.9%
Collateralized mortgage obligations	2,247.5	9.1	.7	2.1
States and political subdivisions	2,128.1	8.6	5.2	15.9
Utilities	1,963.6	8.0	.2	.4
Insurance	1,560.8	6.3	.6	1.9
Commercial mortgage-backed securities	1,477.4	6.0	.6	2.0
Asset-backed securities	1,460.9	5.9	5.2	15.7
Healthcare/pharmaceuticals	1,219.1	5.0	2.7	8.1
Food/beverage	1,201.3	4.9	1.6	4.9
Cable/media	918.9	3.7	2.7	8.1
Real estate/REITs	906.9	3.7	—	—
Banks	833.2	3.4	1.9	5.7
Capital goods	713.8	2.9	—	—
Transportation	562.8	2.3	.1	.3
Telecom	531.6	2.2	1.7	5.2
Aerospace/defense	482.8	2.0	—	—
Chemicals	397.7	1.6	1.2	3.7
Metals and mining	379.9	1.5	.4	1.2
Building materials	368.0	1.5	2.9	8.9
Paper	333.7	1.4	—	—
Collateralized debt obligations	324.0	1.3	1.0	3.1
Technology	265.4	1.1	.1	.4
Brokerage	259.6	1.1	—	—
Consumer products	248.8	1.0	—	—
Retail	238.4	1.0	.2	.6
Other	943.9	3.8	3.6	10.9
Total fixed maturities, available for sale	$24,614.1	100.0%	$32.9	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2012 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$1.9	$2.4	$.9	$—	$5.2
Asset-backed securities	.6	2.2	2.1	.3	5.2
Building materials	—	—	2.9	—	2.9
Cable/media	—	.3	.5	1.9	2.7
Healthcare/pharmaceuticals	—	2.5	—	.2	2.7
Banks	—	.3	1.6	—	1.9
Telecom	—	1.7	—	—	1.7
Food/beverage	.1	1.5	—	—	1.6
Chemicals	—	.2	—	1.0	1.2
Collateralized debt obligations	1.0	—	—	—	1.0
Collateralized mortgage obligations	.6	.1	—	—	.7
Commercial mortgage-backed securities	.5	.1	—	—	.6
Insurance	.1	.5	—	—	.6
Metals and mining	—	.4	—	—	.4
Energy/pipelines	—	.3	—	—	.3
Retail	—	.2	—	—	.2
Utilities	—	.2	—	—	.2
Technology	—	.1	—	—	.1
Transportation	—	.1	—	—	.1
Other	—	3.6	—	—	3.6
Total fixed maturities, available for sale	$4.8	$16.7	$8.0	$3.4	$32.9

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit or issuer spreads, reported trades, broker/dealer quotes and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2012.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

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

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations previously received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2012 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$16,498.6	$355.5	$16,854.1
United States Treasury securities and obligations of United States government corporations and agencies	—	99.5	—	99.5
States and political subdivisions	—	2,115.0	13.1	2,128.1
Debt securities issued by foreign governments	—	.8	—	.8
Asset-backed securities	—	1,416.9	44.0	1,460.9
Collateralized debt obligations	—	—	324.0	324.0
Commercial mortgage-backed securities	—	1,471.2	6.2	1,477.4
Mortgage pass-through securities	—	19.9	1.9	21.8
Collateralized mortgage obligations	—	2,230.6	16.9	2,247.5
Total fixed maturities, available for sale	—	23,852.5	761.6	24,614.1
Equity securities:
Corporate securities	49.7	118.8	.1	168.6
Venture capital investments	—	—	2.8	2.8
Total equity securities	49.7	118.8	2.9	171.4
Trading securities:
Corporate securities	—	46.6	—	46.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.8	—	4.8
States and political subdivisions	—	14.0	.6	14.6
Asset-backed securities	—	50.1	—	50.1
Collateralized debt obligations	—	—	7.3	7.3
Commercial mortgage-backed securities	—	93.3	—	93.3
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	41.2	5.8	47.0
Equity securities	.9	1.5	—	2.4
Total trading securities	.9	251.6	13.7	266.2
Investments held by variable interest entities - corporate securities	—	814.3	—	814.3
Other invested assets - derivatives	—	54.4	—	54.4
Assets held in separate accounts	—	14.9	—	14.9
Total assets carried at fair value by category	$50.6	$25,106.5	$778.2	$25,935.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	—	—	734.0	734.0
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	5.5	5.5
Total liabilities for insurance products	—	—	739.5	739.5
Total liabilities carried at fair value by category	$—	$—	$739.5	$739.5

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2012 (dollars in millions):

	December 31, 2012
	Beginning balance as of December 31, 2011 (a)	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of December 31, 2012	Amount of total gains (losses) for the year ended December 31, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$88.1	$(.2)	$9.9	$68.6	$(89.0)	$355.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(1.6)	—	—	—	—	—	—
States and political subdivisions	2.1	(1.8)	—	.9	11.9	—	13.1	—
Asset-backed securities	79.7	15.2	(.3)	6.3	.5	(57.4)	44.0	—
Collateralized debt obligations	327.3	(24.8)	—	21.5	—	—	324.0	—
Commercial mortgage-backed securities	17.3	(2.5)	—	.8	5.7	(15.1)	6.2	—
Mortgage pass-through securities	2.2	(.3)	—	—	—	—	1.9	—
Collateralized mortgage obligations	124.8	.2	—	(.1)	5.0	(113.0)	16.9	—
Total fixed maturities, available for sale	833.1	72.5	(.5)	39.3	91.7	(274.5)	761.6	—
Equity securities:
Corporate securities	6.4	(3.2)	(3.8)	.7	—	—	.1	(3.8)
Venture capital investments	63.5	(34.3)	(26.0)	(.4)	—	—	2.8	—
Total equity securities	69.9	(37.5)	(29.8)	.3	—	—	2.9	(3.8)
Trading securities:
States and political subdivisions	—	—	.1	—	.5	—	.6	.1
Collateralized debt obligations	—	6.9	.4	—	—	—	7.3	.4
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Collateralized mortgage obligations	—	4.5	1.3	—	—	—	5.8	1.3
Total trading securities	.4	11.4	1.8	—	.5	(.4)	13.7	1.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(669.8)	(54.5)	(15.2)	—	—	—	(739.5)	(15.2)

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

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2012 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$110.3	$(22.2)	$—	$—	$88.1
United States Treasury securities and obligations of United States government corporations and agencies	—	(1.6)	—	—	(1.6)
States and political subdivisions	—	(1.8)	—	—	(1.8)
Asset-backed securities	19.0	(3.8)	—	—	15.2
Collateralized debt obligations	35.4	(60.2)	—	—	(24.8)
Commercial mortgage-backed securities	—	(2.5)	—	—	(2.5)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Collateralized mortgage obligations	11.2	(11.0)	—	—	.2
Total fixed maturities, available for sale	175.9	(103.4)	—	—	72.5
Equity securities:
Corporate securities	—	(3.2)	—	—	(3.2)
Venture capital investments	—	(34.3)	—	—	(34.3)
Total equity securities	—	(37.5)	—	—	(37.5)
Trading securities:
Collateralized debt obligations	6.9	—	—	—	6.9
Collateralized mortgage obligations	4.5	—	—	—	4.5
Total trading securities	11.4	—	—	—	11.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(103.3)	60.4	(50.9)	39.3	(54.5)

At December 31, 2012, 91 percent of our Level 3 fixed maturities, available for sale, were investment grade and 43 percent and 47 percent of our Level 3 fixed maturities, available for sale, consisted of collateralized debt securities and corporate securities, respectively.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special-purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders' equity based on the appropriate accounting treatment for the instrument.

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

Investment ratings are assigned the second lowest rating by a nationally recognized statistical rating organization (primarily Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch.  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are based on such nationally recognized statistical ratings. The following table sets forth fixed maturity investments at December 31, 2012, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,044.6	$2,271.8	9%
AA	1,965.7	2,234.7	9
A	4,806.2	5,673.9	23
BBB+	3,019.2	3,516.0	14
BBB	4,255.0	4,848.8	20
BBB-	3,194.9	3,562.3	15
Investment grade	19,285.6	22,107.5	90
BB+	338.0	355.0	2
BB	334.0	352.2	1
BB-	334.9	354.8	1
B+ and below	1,334.3	1,444.6	6
Below-investment grade	2,341.2	2,506.6	10
Total fixed maturity securities	$21,626.8	$24,614.1	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2012	2011	2010
Weighted average general account invested assets as defined:
As reported	$26,757.8	$24,758.2	$22,965.8
Excluding unrealized appreciation (depreciation) (a)	24,215.5	23,370.6	22,117.9
Net investment income on general account invested assets	1,394.9	1,357.7	1,294.9
Yields earned:
As reported	5.21%	5.48%	5.64%
Excluding unrealized appreciation (depreciation) (a)	5.76%	5.81%	5.85%
_________________

(a)	Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is determined primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2012 and 2011, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.7 percent and 5.9 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent and 4.4 percent, respectively.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2012, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2012, our fixed maturity portfolio had $3,020.2 million of unrealized gains and $32.9 million of unrealized losses, for a net unrealized gain of $2,987.3 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (88 percent of the portfolio); (ii) broker-dealer market makers (9 percent of the portfolio); and (iii) internally developed methods (3 percent of the portfolio).

At December 31, 2012, approximately 9.0 percent of our invested assets (10 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2012, our below-investment grade fixed maturity investments had an amortized cost of $2,341.2 million and an estimated fair value of $2,506.6 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments and to those securities whose fair values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of $98.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.1 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million and $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2012, we had investments in substantive default (i.e., in default due to nonpayment of interest or principal) that had a carrying value of $.5 million. There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was $.6 million, $1.0 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 fixed maturity investments included structured securities with an estimated fair value of $5.5 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-government structured securities could be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium. However, current prepayment rates are less sensitive to changes in interest rates for a variety of reasons.

For structured securities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2012.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2012 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$609.4	$564.1	$581.8
4 percent – 5 percent	793.1	773.7	850.3
5 percent – 6 percent	2,718.1	2,575.9	2,825.0
6 percent – 7 percent	941.4	881.4	967.2
7 percent – 8 percent	159.5	164.8	176.3
8 percent and above	127.7	128.7	131.0
Total structured securities	$5,349.2	$5,088.6	$5,531.6

The amortized cost and estimated fair value of structured securities at December 31, 2012, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,376.6	$1,492.7	6.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	678.9	746.8	3.0
Commercial mortgage-backed securities	1,325.7	1,477.4	6.0
Asset-backed securities	1,363.9	1,460.9	6.0
Collateralized debt obligations	317.0	324.1	1.3
Other	26.5	29.7	.1
Total structured securities	$5,088.6	$5,531.6	22.5%

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

During 2012, we sold $402.5 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $15.4 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to universal life and investment products.

Other Investments

At December 31, 2012, we held commercial mortgage loan investments with a carrying value of $1,573.2 million (or 5.6 percent of total invested assets) and a fair value of $1,682.1 million. We had no mortgage loans that were in the process of foreclosure at December 31, 2012. During 2012 and 2011, we recognized $5.4 million and $11.8 million, respectively, of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. During 2010, we recognized $40.8 million of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are unique to an individual borrower. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 8 percent, 7 percent, 6 percent, 6 percent, 5 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Minnesota, Arizona, Indiana, Florida, Maryland and Texas, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2012 (dollars in millions):

	Number of loans	Carrying value
Retail	196	$574.8
Office building	60	503.4
Industrial	34	281.1
Multi-family	15	113.7
Other	6	100.2
Total commercial mortgage loans	311	$1,573.2

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2012 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	211	$338.6
$5 million but less than $10 million	55	396.1
$10 million but less than $20 million	25	333.8
Over $20 million	20	504.7
Total commercial mortgage loans	311	$1,573.2

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2012 (dollars in millions):

	Number of loans	Carrying value
2013	11	$116.6
2014	15	62.8
2015	22	84.6
2016	30	95.2
2017	43	207.1
after 2017	190	1,006.9
Total commercial mortgage loans	311	$1,573.2

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2012 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$758.9	$838.7	$2,172.6
60% to 70%	323.1	342.7	498.2
Greater than 70% to 80%	266.9	281.5	358.7
Greater than 80% to 90%	114.1	118.5	135.0
Greater than 90%	110.2	100.7	117.3
Total	$1,573.2	$1,682.1	$3,281.8

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2012, we held $266.2 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

Other invested assets also include options backing our fixed index products, credit default swaps and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2012, we held investments with an amortized cost of $809.3 million and an estimated fair value of $814.3 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2012 and December 31, 2011, primarily reflect: (i) our net income for 2012; (ii) changes in the fair value of our fixed maturity securities, available for sale; (iii) the recapitalization transactions completed in September 2012, as further discussed below under the caption "Liquidity of the Holding Companies"; and (iv) common stock repurchases of $180.2 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2012, we increased the carrying value of such investments by $3.0 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2012 and 2011 was as follows (dollars in millions):

	December 31, 2012	December 31, 2011
Total capital:
Corporate notes payable	$1,004.2	$857.9
Shareholders’ equity:
Common stock	2.2	2.4
Additional paid-in capital	4,174.7	4,361.9
Accumulated other comprehensive income	1,197.4	781.6
Accumulated deficit	(325.0)	(532.1)
Total shareholders’ equity	5,049.3	4,613.8
Total capital	$6,053.5	$5,471.7

The following table summarizes certain financial ratios as of and for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Book value per common share	$22.80	$19.12
Book value per common share, excluding accumulated other comprehensive income (a)	17.39	15.88
Ratio of earnings to fixed charges	1.40X	1.75X
Debt to total capital ratios:
Corporate debt to total capital	16.6%	15.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	20.7%	18.3%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2012, were as follows (dollars in millions):

		Payment due in
	Total	2013	2014-2015	2016-2017	Thereafter
Insurance liabilities (a)	$56,177.1	$3,823.6	$7,860.3	$7,286.1	$37,207.1
Notes payable (b)	1,319.2	110.2	241.1	240.7	727.2
Investment borrowings (c)	1,782.9	29.4	830.9	871.6	51.0
Borrowings related to variable interest entities (d)	927.7	19.6	39.3	39.4	829.4
Postretirement plans (e)	233.3	5.5	12.2	13.1	202.5
Operating leases and certain other contractual commitments (f)	155.1	44.3	52.5	33.0	25.3
Total	$60,595.3	$4,032.6	$9,036.3	$8,483.9	$39,042.5

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $25.1 billion included in our consolidated balance sheet as of December 31, 2012. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on market rates, as applicable, as of December 31, 2012. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on market rates, as applicable, as of December 31, 2012.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.00 percent.

(f)	Refer to the notes to the consolidated financial statements entitled "Commitments and Contingencies" for additional information on operating leases and certain other contractual commitments.

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

Three of the Company’s insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2012, the carrying value of the FHLB common stock was $82.5 million.  As of December 31, 2012, collateralized borrowings from the FHLB totaled $1.7 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2012, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2012
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.440%
100.0	August 2014	Variable rate – 0.470%
50.0	September 2015	Variable rate – 0.613%
150.0	October 2015	Variable rate – 0.559%
100.0	November 2015	Variable rate – 0.390%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.650%
75.0	June 2016	Variable rate – 0.471%
100.0	October 2016	Variable rate – 0.535%
50.0	November 2016	Variable rate – 0.581%
50.0	November 2016	Variable rate – 0.680%
100.0	June 2017	Variable rate – 0.735%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.510%
75.0	August 2017	Variable rate – 0.462%
100.0	October 2017	Variable rate – 0.770%
37.0	November 2017	Fixed rate – 3.750%
50.0	July 2018	Variable rate – 0.783%
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

The 2012 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. Conseco Life's domestic state is expected to adopt new RBC requirements which would increase the RBC level required to avoid regulatory action, effective December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been at a level that would require Conseco Life to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that Capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, has reported statutory financial results that indicate a surplus deficiency under this calculation. We have been in contact with regulators in Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in the third quarter of 2012, primarily related to a pending legal settlement. Based on our current discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO.

During 2012, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Conseco Life, Washington National and Bankers Conseco Life were $318.0 million, $87.0 million and $19.0 million, respectively, at December 31, 2012. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P and Moody’s are the rating agency’s opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On September 4, 2012, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "B++" from "B+".  A.M. Best also affirmed the financial strength rating of "B-" of Conseco Life. The outlook for all ratings is stable. A "stable" designation means that there is a low likelihood of a rating change due to stable financial market trends.  The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A "B-" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below that rating.  There are seven ratings above the "B-" rating of Conseco Life and eight ratings that are below that rating.

On August 3, 2012, S&P affirmed the financial strength ratings of "BB+" of our primary insurance subsidiaries, except Conseco Life, and revised the outlook for such ratings to positive from stable. S&P also downgraded the financial strength rating of Conseco Life to "B+" from "BB+" and the outlook for such rating is stable. On August 4, 2011, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BB+" from "BB". A "positive" outlook means that a rating may be raised. A "stable" outlook means that a rating is not likely to change.  S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BB" or lower is regarded as having vulnerable characteristics that may outweigh its strengths.  A "BB" rating indicates the least degree of vulnerability within the range; a "CC" rating indicates the highest degree of vulnerability.  Pluses and minuses show the relative standing within a category.  In S&P's view, an insurer rated "BB" has marginal financial security characteristics and although positive attributes exist, adverse business conditions could lead to an insufficient ability to meet financial commitments.  In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. S&P has twenty-one possible ratings.  There are ten ratings above the "BB+" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are thirteen ratings above the "B+" rating of Conseco Life and seven ratings that are below that rating.

On August 29, 2012, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "Baa3" from "Ba1". Moody's also affirmed the financial strength rating of "Ba1" of Conseco Life. The outlook for all ratings is stable. A "stable" designation means that a rating is not likely to change.  Moody's financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are nine ratings above the "Baa3" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below the rating. There are ten ratings above the "Ba1" rating of Conseco Life and ten ratings that are below that rating.

On September 5, 2012, Fitch affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries as well as the "BB+" rating of Conseco Life and the outlook for all of these ratings is stable. On February 3, 2012, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB" (from "BBB-" or "BB+" depending on the company). Fitch also affirmed the financial strength rating of "BB+" of Conseco Life. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A "BB" rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are ten ratings above the "BB+" rating of Conseco Life and eight ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2012, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $167.3 million; (ii) fixed income investments of $70.8 million; and (iii) equity securities and other invested assets totaling $55.5 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of

dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to us in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2012	2011	2010
Dividends from insurance subsidiaries, net of contributions	$265.0	$209.0	$51.6
Surplus debenture interest	58.9	59.1	48.7
Fees for services provided pursuant to service agreements	99.4	78.6	79.5
Total dividends and other distributions paid by insurance subsidiaries	$423.3	$346.7	$179.8

The following summarizes the current legal ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In 2012, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $265.0 million.  Based on our continued expectation to generate strong statutory earnings and excess capital, we expect to make total dividend payments to the holding company of $250 million to $300 million during 2013. We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 367 percent at December 31, 2012.

CDOC holds surplus debentures from Conseco Life of Texas with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 305 percent at December 31, 2012.  CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including
40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At December 31, 2012, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$293.3	(a)
Colonial Penn	(243.7)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $95.0 million to Conseco Life of Texas in 2012.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries’ ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO’s ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. We paid a capital contribution to our insurance subsidiaries of $26.0 million in 2012, which had been accrued at December 31, 2011.

In the third quarter of 2012, as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we completed a comprehensive recapitalization plan. The following table sets forth the sources and uses of cash from the recapitalization transactions (dollars in millions):

Sources:
New Senior Secured Credit Agreement	$669.5
Issuance of 6.375% Notes	275.0
Total sources	$944.5

Uses:
Cash on hand for general corporate purposes	$13.7
Repurchase of $200 million principal amount of 7.0% Debentures pursuant to Debenture Repurchase Agreement	355.1
Repayment of Previous Senior Secured Credit Agreement	223.8
Repayment of $275.0 million principal amount of 9.0% Notes, including redemption premium	322.7
Debt issuance costs	23.1
Accrued interest	6.1
Total uses	$944.5

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal	Interest (a)
2013	$51.1	$59.1
2014	60.5	52.2
2015	79.2	49.2
2016	153.5	45.5
2017	4.2	37.5
2018	389.1	32.4
2019	—	17.5
2020	275.0	13.2
	$1,012.6	$306.6
_________________________

(a)	Based on interest rates as of December 31, 2012.

On February 11, 2013, we commenced a tender offer to purchase for cash any and all of our outstanding 7.0% Debentures. The tender offer (the "Offer") is being made pursuant to the terms set forth in our Offer to Purchase, dated February 11, 2013 (the "Offer to Purchase"), and the related Letter of Transmittal. The Offer will expire on March 27, 2013 (the "Expiration Date"), unless it is extended or earlier terminated by us.
The Offer is being conducted as part of our previously announced securities repurchase program. As of February 8, 2013, we had repurchase capacity of approximately $350.0 million under our securities repurchase program. As of February 8, 2013, there was $93.0 million aggregate principal amount of 7.0% Debentures outstanding.
Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tender and do not withdraw their 7.0% Debentures prior to the Expiration Date, will receive, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price (the “Purchase Price”) equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer to Purchase) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25, provided that in no event will the Purchase Price be less than $1,454.13 per $1,000 principal amount of such 7.0% Debentures. The Purchase Price will not be adjusted at any time during the Offer for any dividends declared and/or paid on our common stock during the Offer. In addition to the Purchase Price, holders will receive accrued and unpaid interest on any 7.0% Debentures that are tendered to, but excluding, the settlement date of the Offer.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities. During 2012, we repurchased 21.5 million shares of common stock for $180.2 million pursuant to the program. The Company had remaining repurchase authority of $350.0 million as of December 31, 2012. We currently anticipate repurchasing a total of approximately $250 million to $300 million of securities (including common stock, warrants and convertible debentures) during 2013. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In May 2012, we initiated a common stock dividend program. In the second, third and fourth quarters of 2012, dividends declared and paid on common stock were $0.02 per common share totaling $13.9 million.

Also, in 2012, as required under the terms of the New Senior Secured Credit Agreement and the Previous Senior Secured Credit Agreement, we made mandatory prepayments of $28.4 million and $31.4 million, respectively, due to repurchases of our common stock and payment of common stock dividends. We also made an additional payment of $2.0 million to cover the remaining portion of the scheduled term loan installment under our New Senior Secured Credit Agreement.

In March 2012, we paid in full the remaining $50.0 million principal balance on the Senior Health Note, which had been scheduled to mature in November 2013. The repayment in full of the Senior Health Note removed the previous restriction on our ability to pay cash dividends on our common stock.

The New Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 20.9 percent at December 31, 2012); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the New Senior Secured Credit Agreement) (such ratio was 8.08 to 1.00 for the period ended December 31, 2012); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 367 percent at December 31, 2012); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2012, was $1,782.6 million).

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

The 6.375% Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company's ability and the ability of the Company's Restricted Subsidiaries (as defined in the 6.375% Indenture) to take certain actions and make certain payments. Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). Restricted payments do not include cash paid to purchase our outstanding 7% Debentures pursuant to the Offer we announced on February 11, 2013.

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's “Net Excess Cash Flow” (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2012, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $212 million as of December 31, 2012. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

As part of our investment strategy for the holding company, we may enter into investment borrowing arrangements, including repurchase agreements, to increase our investment return. With respect to repurchase agreements, we account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. We had no such borrowings outstanding at December 31, 2012. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to any depreciation in value of the related securities.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell investment assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2012, approximately 26 percent of our total insurance liabilities, or approximately $6.5 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our structured securities portfolio as a result of changes in the prepayment rate of the collateral underlying such securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2012, approximately 37 percent of our insurance liabilities had interest rates that may be reset annually; 44 percent had a fixed explicit interest rate for the duration of the contract; 16 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2012, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2012, the adjusted modified duration of our fixed income securities (as modified to reflect payments and potential calls) was approximately 8.7 years and the duration of our insurance liabilities was approximately 8.6 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $230 million if interest rates were to increase by 10 percent from their levels at December 31, 2012. This compares to a decline in fair value of $225 million based on amounts and rates at December 31, 2011. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of $98.8 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million; and $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income). During 2010, we recognized net realized investment gains of $30.2 million, which were comprised of $180.0 million of net gains from the sales of investments (primarily fixed maturities) and $149.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($146.8 million, prior to the $(3.0) million of impairment losses recognized through accumulated other comprehensive income (loss)).

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for costs associated with acquiring or renewing insurance contracts effective January 1, 2012.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 19, 2013

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011
(Dollars in millions)

ASSETS

	2012	2011

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2012 - $21,626.8; 2011 - $21,779.1)	$24,614.1	$23,516.0
Equity securities at fair value (cost: 2012 - $167.1; 2011 - $177.0)	171.4	175.1
Mortgage loans	1,573.2	1,602.8
Policy loans	272.0	279.7
Trading securities	266.2	91.6
Investments held by variable interest entities	814.3	496.3
Other invested assets	248.1	202.8
Total investments	27,959.3	26,364.3
Cash and cash equivalents - unrestricted	582.5	436.0
Cash and cash equivalents held by variable interest entities	54.2	74.4
Accrued investment income	286.2	288.7
Present value of future profits	626.0	697.7
Deferred acquisition costs	629.7	797.1
Reinsurance receivables	2,927.7	3,091.1
Income tax assets, net	716.9	865.4
Assets held in separate accounts	14.9	15.0
Other assets	334.0	292.2
Total assets	$34,131.4	$32,921.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2012 and 2011
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2012	2011

Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$12,893.2	$13,165.5
Traditional products	11,196.3	10,482.7
Claims payable and other policyholder funds	985.1	1,034.3
Liabilities related to separate accounts	14.9	15.0
Other liabilities	570.6	556.3
Investment borrowings	1,650.8	1,676.5
Borrowings related to variable interest entities	767.0	519.9
Notes payable – direct corporate obligations	1,004.2	857.9
Total liabilities	29,082.1	28,308.1
Commitments and Contingencies (Note 7)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2012 – 221,502,371; 2011 – 241,304,503)	2.2	2.4
Additional paid-in capital	4,174.7	4,361.9
Accumulated other comprehensive income	1,197.4	781.6
Accumulated deficit	(325.0)	(532.1)
Total shareholders' equity	5,049.3	4,613.8
Total liabilities and shareholders' equity	$34,131.4	$32,921.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions, except per share data)

	2012	2011	2010
Revenues:
Insurance policy income	$2,755.4	$2,690.5	$2,670.0
Net investment income (loss):
General account assets	1,398.5	1,360.7	1,295.0
Policyholder and reinsurer accounts and other special-purpose portfolios	87.9	(6.6)	71.9
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	118.9	96.4	180.0
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(37.8)	(39.9)	(146.8)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	5.3	(3.0)
Net impairment losses recognized	(37.8)	(34.6)	(149.8)
Total realized gains	81.1	61.8	30.2
Fee revenue and other income	19.8	18.2	16.8
Total revenues	4,342.7	4,124.6	4,083.9
Benefits and expenses:
Insurance policy benefits	2,763.9	2,699.0	2,723.7
Interest expense	114.6	114.1	113.2
Amortization	289.0	297.4	325.0
Loss on extinguishment of debt	200.2	3.4	6.8
Other operating costs and expenses	819.3	704.5	690.3
Total benefits and expenses	4,187.0	3,818.4	3,859.0
Income before income taxes	155.7	306.2	224.9
Income tax expense:
Tax expense on period income	106.2	113.5	79.3
Valuation allowance for deferred tax assets	(171.5)	(143.0)	(95.0)
Net income	$221.0	$335.7	$240.6
Earnings per common share:
Basic:
Weighted average shares outstanding	233,685,000	247,952,000	250,973,000
Net income	$.95	$1.35	$.96
Diluted:
Weighted average shares outstanding	281,427,000	304,081,000	301,858,000
Net income	$.83	$1.15	$.84

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Net income	$221.0	$335.7	$240.6
Other comprehensive income, before tax:
Unrealized gains for the period	1,336.2	1,357.7	1,052.2
Amortization of present value of future profits and deferred acquisition costs	(107.1)	(167.1)	(136.1)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(531.0)	(271.0)	—
Reclassification adjustments:
For net realized investment gains included in net income	(68.7)	(101.0)	(97.2)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	6.5	5.4	9.3
Cumulative effect of accounting change	—	—	(9.5)
Unrealized gains on investments	635.9	824.0	818.7
Change related to deferred compensation plan	.4	(.6)	.5
Other comprehensive income before tax	636.3	823.4	819.2
Income tax expense related to items of accumulated other comprehensive income	(220.5)	(294.5)	(292.5)
Other comprehensive income, net of tax	415.8	528.9	526.7
Comprehensive income	$636.8	$864.6	$767.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, December 31, 2009	$4,411.3	$(274.0)	$(1,098.7)	$3,038.6
Net income	—	—	240.6	240.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $256.3)	—	462.2	—	462.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $39.5)	—	70.7	—	70.7
Cumulative effect of accounting change	—	(6.2)	(9.7)	(15.9)
Beneficial conversion feature related to the issuance of convertible debentures	4.0	—	—	4.0
Stock options, restricted stock and performance units	11.4	—	—	11.4
Balance, December 31, 2010	4,426.7	252.7	(867.8)	3,811.6
Net income	—	—	335.7	335.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $294.4)	—	528.7	—	528.7
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.1)	—	.2	—	.2
Cost of shares acquired	(69.8)	—	—	(69.8)
Stock options, restricted stock and performance units	7.4	—	—	7.4
Balance, December 31, 2011	4,364.3	781.6	(532.1)	4,613.8
Net income	—	—	221.0	221.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $216.1)	—	407.8	—	407.8
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $4.4)	—	8.0	—	8.0
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(24.0)	—	—	(24.0)
Cost of shares acquired	(180.2)	—	—	(180.2)
Dividends on common stock	—	—	(13.9)	(13.9)
Stock options, restricted stock and performance units	16.8	—	—	16.8
Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Cash flows from operating activities:
Insurance policy income	$2,419.7	$2,382.8	$2,359.3
Net investment income	1,385.8	1,418.6	1,304.9
Fee revenue and other income	19.8	18.2	16.8
Insurance policy benefits	(2,096.5)	(2,044.9)	(1,975.4)
Interest expense	(109.0)	(95.5)	(108.2)
Deferrable policy acquisition costs	(191.7)	(216.7)	(225.2)
Other operating costs	(786.7)	(684.3)	(637.8)
Taxes	(6.5)	(3.4)	(.4)
Net cash provided by operating activities	634.9	774.8	734.0
Cash flows from investing activities:
Sales of investments	2,057.6	5,504.5	8,632.6
Maturities and redemptions of investments	1,967.4	1,093.5	894.0
Purchases of investments	(4,271.1)	(8,156.1)	(10,739.2)
Net sales (purchases) of trading securities	60.4	300.2	(51.7)
Change in cash and cash equivalents held by variable interest entities	20.2	(47.6)	(19.6)
Other	(31.6)	(32.5)	(14.7)
Net cash used by investing activities	(197.1)	(1,338.0)	(1,298.6)
Cash flows from financing activities:
Issuance of notes payable, net	944.5	—	756.1
Payments on notes payable	(810.6)	(144.8)	(793.6)
Expenses related to extinguishment of debt	(183.0)	—	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(24.0)	—	—
Issuance of common stock	3.1	2.2	—
Payments to repurchase common stock	(180.2)	(69.8)	—
Common stock dividends paid	(13.9)	—	—
Amounts received for deposit products	1,296.7	1,693.5	1,730.1
Withdrawals from deposit products	(1,544.9)	(1,664.3)	(1,704.4)
Issuance of investment borrowings:
Federal Home Loan Bank	375.0	717.0	787.0
Related to variable interest entities	246.7	236.4	—
Payments on investment borrowings:
Federal Home Loan Bank	(375.0)	(267.0)	(37.0)
Related to variable interest entities and other	(.9)	(100.7)	(125.1)
Investment borrowings - repurchase agreements, net	(24.8)	24.8	—
Net cash provided (used) by financing activities	(291.3)	427.3	613.1
Net increase (decrease) in cash and cash equivalents	146.5	(135.9)	48.5
Cash and cash equivalents, beginning of year	436.0	571.9	523.4
Cash and cash equivalents, end of year	$582.5	$436.0	$571.9
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

1.     BUSINESS AND BASIS OF PRESENTATION

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with our bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date").  The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in these financial statements refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. The Company's segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices. The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life"). Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. and United HealthCare and Medicare Part D prescription drug plans ("PDP") through a distribution and reinsurance arrangement with Coventry Health Care ("Coventry").

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite. These products are marketed through Performance Matters Associates of Texas, Inc., a wholly owned subsidiary, and through independent marketing organizations and insurance agencies, including worksite marketing. The products being marketed are underwritten by Washington National Insurance Company ("Washington National").

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing. The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company ("Colonial Penn").

•
Other CNO Business, which consists of blocks of interest-sensitive life insurance, traditional life insurance, annuities, long-term care insurance and other supplemental health products. These blocks of business are not actively marketed and were primarily issued or acquired by Conseco Life Insurance Company ("Conseco Life") and Washington National.

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, fair value measurements of certain investments (including derivatives), other-than-temporary impairments of investments, assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation and guaranty fund assessment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

accruals.  If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

We classify our fixed maturity securities into one of two categories: (i) "available for sale" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); or (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios)).

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. See the section of this note entitled "Accounting for Derivatives" for further discussion regarding these embedded derivatives.  The change in value of these securities is recognized in realized investment gains (losses). Our trading securities totaled $266.2 million and $91.6 million at December 31, 2012 and 2011, respectively.

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); and (iii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method; promissory notes, which are accounted for using the cost method; and investments in certain hedge funds that are carried at estimated fair value.

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

We regularly evaluate our investments for possible impairment as further described in the note to the consolidated financial statements entitled "Investments".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

When a security defaults (including mortgage loans) or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.

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

Refer to the caption "Recently Issued Accounting Standards - Accounting Standard Adopted on a Retrospective Basis" for further information regarding the impact of adoption.

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

Premiums from individual life products (other than interest-sensitive life contracts), and health products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Accounting for Marketing and Reinsurance Agreements with Coventry

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug benefit. In order to offer this product to our current and potential future policyholders without investing in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's prescription drug plan, Advantra Rx. We receive a fee based on the premiums collected on plans sold through our distribution channels. In addition, CNO has a quota-share reinsurance agreement with Coventry for CNO enrollees that provides CNO with 50 percent of net premiums and related policy benefits subject to a risk corridor.

The following describes how we account for and report our PDP business:

Our accounting for the national distribution agreement

•	We recognize distribution income based on a fixed fee per PDP contract. This fee income is recognized over the calendar year term as premiums are collected.

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

The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $220.0 million, $238.1 million and $258.6 million in 2012, 2011 and 2010, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $210.2 million, $204.9 million and $471.6 million in 2012, 2011 and 2010, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs described above.  Reinsurance premiums assumed totaled $69.4 million, $80.4 million and $92.6 million in 2012, 2011 and 2010, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $49.9 million, $58.1 million and $67.2 million in 2012, 2011 and 2010, respectively.

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred tax assets on an ongoing basis. The realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.

At December 31, 2012, our valuation allowance for our net deferred tax assets was $766.9 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments in Variable Interest Entities

We have concluded that we are the primary beneficiary with respect to certain variable interest entities ("VIEs"), which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs:

All of the VIEs are collateralized loan trusts that were established to issue securities and use the proceeds to principally invest in corporate loans and other permitted investments (including a new VIE which was consolidated in the first quarter of 2012).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying investments held by the trusts, not from the assets of the Company.  The Company has no further commitments to the VIEs.

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information about VIEs.

Investment Borrowings

Three of the Company's insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2012, the carrying value of the FHLB common stock was $82.5 million.  As of December 31, 2012, collateralized borrowings from the FHLB totaled $1.7 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2012, which are maintained in custodial accounts for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $28.0 million, $25.7 million and $20.8 million in 2012, 2011 and 2010, respectively, was recognized related to the borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2012
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.440%
100.0	August 2014	Variable rate – 0.470%
50.0	September 2015	Variable rate – 0.613%
150.0	October 2015	Variable rate – 0.559%
100.0	November 2015	Variable rate – 0.390%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.650%
75.0	June 2016	Variable rate – 0.471%
100.0	October 2016	Variable rate – 0.535%
50.0	November 2016	Variable rate – 0.581%
50.0	November 2016	Variable rate – 0.680%
100.0	June 2017	Variable rate – 0.735%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.510%
75.0	August 2017	Variable rate – 0.462%
100.0	October 2017	Variable rate – 0.770%
37.0	November 2017	Fixed rate – 3.750%
50.0	July 2018	Variable rate – 0.783%
$1,650.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At December 31, 2012, the aggregate fee to prepay all fixed rate borrowings was $51.2 million.

As part of our investment strategy, we may enter into investment borrowings, including repurchase agreements, to increase our investment return. With respect to repurchase agreements, we account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. We had no such borrowings outstanding at December 31, 2012. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security; and (ii) that a counterparty may be unable to perform under the terms of the contract or be unwilling to extend such financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to any depreciation in value of the related securities.

At December 31, 2012, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; and (ii) other borrowings of $.8 million.

At December 31, 2011, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; (ii) repurchase agreements of $24.8 million; and (ii) other borrowings of $1.7 million.

Accounting for Derivatives

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard &

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $25.5 million, $(21.2) million and $28.2 million in 2012, 2011 and 2010, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $54.4 million and $37.9 million at December 31, 2012 and 2011, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy year on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $734.0 million and $666.3 million at December 31, 2012 and 2011, respectively. Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. Because we no longer seek to offset changes from the effect of interest rates on derivative embedded in our fixed index annuity products, we recognized $2.8 million and $20.4 million of decreased earnings in 2012 and 2011, respectively, since the volatility caused by the accounting requirements to record embedded options at fair value was no longer being offset.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2012, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $5.5 million and $3.5 million at December 31, 2012 and 2011, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease.

Multibucket Annuity Product

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $47.8 million and $52.6 million related to multibucket annuity products as of December 31, 2012 and 2011, respectively.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models are primarily industry-standard models that consider various inputs such as interest rate, credit or issuer spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker/dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities (primarily certain below-investment grade privately placed securities), certain structured securities, mortgage loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) since their values include significant unobservable inputs including actuarial assumptions.

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2012.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are developed and discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

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

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2012 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$16,498.6	$355.5	$16,854.1
United States Treasury securities and obligations of United States government corporations and agencies	—	99.5	—	99.5
States and political subdivisions	—	2,115.0	13.1	2,128.1
Debt securities issued by foreign governments	—	.8	—	.8
Asset-backed securities	—	1,416.9	44.0	1,460.9
Collateralized debt obligations	—	—	324.0	324.0
Commercial mortgage-backed securities	—	1,471.2	6.2	1,477.4
Mortgage pass-through securities	—	19.9	1.9	21.8
Collateralized mortgage obligations	—	2,230.6	16.9	2,247.5
Total fixed maturities, available for sale	—	23,852.5	761.6	24,614.1
Equity securities:
Corporate securities	49.7	118.8	.1	168.6
Venture capital investments	—	—	2.8	2.8
Total equity securities	49.7	118.8	2.9	171.4
Trading securities:
Corporate securities	—	46.6	—	46.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.8	—	4.8
States and political subdivisions	—	14.0	.6	14.6
Asset-backed securities	—	50.1	—	50.1
Collateralized debt obligations	—	—	7.3	7.3
Commercial mortgage-backed securities	—	93.3	—	93.3
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	41.2	5.8	47.0
Equity securities	.9	1.5	—	2.4
Total trading securities	.9	251.6	13.7	266.2
Investments held by variable interest entities - corporate securities	—	814.3	—	814.3
Other invested assets - derivatives	—	54.4	—	54.4
Assets held in separate accounts	—	14.9	—	14.9
Total assets carried at fair value by category	$50.6	$25,106.5	$778.2	$25,935.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	—	—	734.0	734.0
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	5.5	5.5
Total liabilities for insurance products	—	—	739.5	739.5
Total liabilities carried at fair value by category	$—	$—	$739.5	$739.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Company-owned life insurance is backed by a series of mutual funds and is carried at cash surrender value which approximates estimated fair value.

Hedge fund investments are carried at their net asset values which approximates estimated fair value.

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2012					December 31, 2011
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,682.1	$1,682.1	$1,573.2	$1,735.4	$1,602.8
Policy loans	—	—	272.0	272.0	272.0	279.7	279.7
Other invested assets:
Company-owned life insurance	—	123.0	—	123.0	123.0	103.9	103.9
Hedge funds	—	16.1	—	16.1	16.1	18.2	18.2
Cash and cash equivalents:
Unrestricted	432.3	150.2	—	582.5	582.5	436.0	436.0
Held by variable interest entities	54.2	—	—	54.2	54.2	74.4	74.4
Liabilities:
Insurance liabilities for interest-sensitive products excluding embedded derivatives (a)	—	—	12,153.7	12,153.7	12,153.7	13,165.5	13,165.5
Investment borrowings	—	1,702.0	—	1,702.0	1,650.8	1,735.7	1,676.5
Borrowings related to variable interest entities	—	752.2	—	752.2	767.0	485.1	519.9
Notes payable – direct corporate obligations	—	1,100.3	—	1,100.3	1,004.2	978.3	857.9

____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at December 31, 2012.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2011 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2) (a)	Significant unobservable inputs (Level 3) (a)		Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,594.4	$278.1		$15,872.5
United States Treasury securities and obligations of United States government corporations and agencies	—	303.8	1.6		305.4
States and political subdivisions	—	1,952.3	2.1		1,954.4
Debt securities issued by foreign governments	—	1.4	—		1.4
Asset-backed securities	—	1,334.3	79.7		1,414.0
Collateralized debt obligations	—	—	327.3		327.3
Commercial mortgage-backed securities	—	1,415.7	17.3		1,433.0
Mortgage pass-through securities	—	29.8	2.2		32.0
Collateralized mortgage obligations	—	2,051.2	124.8		2,176.0
Total fixed maturities, available for sale	—	22,682.9	833.1		23,516.0
Equity securities	17.9	87.3	69.9		175.1
Trading securities:
Corporate securities	—	67.6	—		67.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.9	—		4.9
States and political subdivisions	—	15.6	—		15.6
Asset-backed securities	—	.1	—		.1
Commercial mortgage-backed securities	—	—	.4		.4
Mortgage pass-through securities	—	.2	—		.2
Collateralized mortgage obligations	—	.7	—		.7
Equity securities	.7	1.4	—		2.1
Total trading securities	.7	90.5	.4		91.6
Investments held by variable interest entities	—	496.3	—		496.3
Other invested assets - derivatives	—	37.8	—		37.8
Assets held in separate accounts	—	15.0	—		15.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	—	—	669.8	(b)	669.8
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2012 (dollars in millions):

	December 31, 2012
	Beginning balance as of December 31, 2011 (a)	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of December 31, 2012	Amount of total gains (losses) for the year ended December 31, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$88.1	$(.2)	$9.9	$68.6	$(89.0)	$355.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(1.6)	—	—	—	—	—	—
States and political subdivisions	2.1	(1.8)	—	.9	11.9	—	13.1	—
Asset-backed securities	79.7	15.2	(.3)	6.3	.5	(57.4)	44.0	—
Collateralized debt obligations	327.3	(24.8)	—	21.5	—	—	324.0	—
Commercial mortgage-backed securities	17.3	(2.5)	—	.8	5.7	(15.1)	6.2	—
Mortgage pass-through securities	2.2	(.3)	—	—	—	—	1.9	—
Collateralized mortgage obligations	124.8	.2	—	(.1)	5.0	(113.0)	16.9	—
Total fixed maturities, available for sale	833.1	72.5	(.5)	39.3	91.7	(274.5)	761.6	—
Equity securities:
Corporate securities	6.4	(3.2)	(3.8)	.7	—	—	.1	(3.8)
Venture capital investments	63.5	(34.3)	(26.0)	(.4)	—	—	2.8	—
Total equity securities	69.9	(37.5)	(29.8)	.3	—	—	2.9	(3.8)
Trading securities:
States and political subdivisions	—	—	.1	—	.5	—	.6	.1
Collateralized debt obligations	—	6.9	.4	—	—	—	7.3	.4
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Collateralized mortgage obligations	—	4.5	1.3	—	—	—	5.8	1.3
Total trading securities	.4	11.4	1.8	—	.5	(.4)	13.7	1.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(669.8)	(54.5)	(15.2)	—	—	—	(739.5)	(15.2)

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

(c)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2012 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$110.3	$(22.2)	$—	$—	$88.1
United States Treasury securities and obligations of United States government corporations and agencies	—	(1.6)	—	—	(1.6)
States and political subdivisions	—	(1.8)	—	—	(1.8)
Asset-backed securities	19.0	(3.8)	—	—	15.2
Collateralized debt obligations	35.4	(60.2)	—	—	(24.8)
Commercial mortgage-backed securities	—	(2.5)	—	—	(2.5)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Collateralized mortgage obligations	11.2	(11.0)	—	—	.2
Total fixed maturities, available for sale	175.9	(103.4)	—	—	72.5
Equity securities:
Corporate securities	—	(3.2)	—	—	(3.2)
Venture capital investments	—	(34.3)	—	—	(34.3)
Total equity securities	—	(37.5)	—	—	(37.5)
Trading securities:
Collateralized debt obligations	6.9	—	—	—	6.9
Collateralized mortgage obligations	4.5	—	—	—	4.5
Total trading securities	11.4	—	—	—	11.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(103.3)	60.4	(50.9)	39.3	(54.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2011 (dollars in millions):

	December 31, 2011
	Beginning balance as of December 31, 2010 (a)	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of December 31, 2011	Amount of total gains (losses) for the year ended December 31, 2011 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$1,907.8	$(292.3)	$(17.0)	$15.2	$43.3	$(1,378.9)	$278.1	$(11.5)
United States Treasury securities and obligations of United States government corporations and agencies	2.0	(.1)	—	(.3)	—	—	1.6	—
States and political subdivisions	2.5	—	—	.1	2.0	(2.5)	2.1	—
Asset-backed securities	182.3	(4.1)	—	4.8	39.4	(142.7)	79.7	—
Collateralized debt obligations	256.5	69.4	1.5	(.1)	—	—	327.3	—
Commercial mortgage-backed securities	—	—	—	.2	17.1	—	17.3	—
Mortgage pass-through securities	3.5	(1.3)	—	—	—	—	2.2	—
Collateralized mortgage obligations	197.1	28.4	(2.1)	3.7	3.9	(106.2)	124.8	—
Total fixed maturities, available for sale	2,551.7	(200.0)	(17.6)	23.6	105.7	(1,630.3)	833.1	(11.5)
Equity securities	6.9	67.0	(3.8)	(.2)	—	—	69.9	—
Trading securities:
Commercial mortgage-backed securities	.4	—	—	—	—	—	.4	—
Collateralized mortgage obligations	.4	(.4)	—	—	—	—	—	—
Total trading securities	.8	(.4)	—	—	—	—	.4	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(553.2)	(62.5)	(54.1)	—	—	—	(669.8)	(54.1)
_________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$5.8	$(298.1)	$—	$—	$(292.3)
United States Treasury securities and obligations of United States government corporations and agencies	—	(.1)	—	—	(.1)
Asset-backed securities	.2	(4.3)	—	—	(4.1)
Collateralized debt obligations	182.2	(112.8)	—	—	69.4
Mortgage pass-through securities	—	(1.3)	—	—	(1.3)
Collateralized mortgage obligations	63.6	(35.2)	—	—	28.4
Total fixed maturities, available for sale	251.8	(451.8)	—	—	(200.0)
Equity securities - venture capital investments	67.0	—	—	—	67.0
Trading securities - collateralized mortgage obligations	—	(.4)	—	—	(.4)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	(119.8)	54.5	(34.6)	37.4	(62.5)

At December 31, 2012, 91 percent of our Level 3 fixed maturities, available for sale, were investment grade and 43 percent and 47 percent of our Level 3 fixed maturities, available for sale, consisted of collateralized debt securities and corporate securities, respectively.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special-purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders' equity based on the appropriate accounting treatment for the instrument.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2012 (dollars in millions):

	Fair value at December 31, 2012	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$248.3	Discounted cash flow analysis	Discount margins	1.90% - 3.25% (2.78%)
Asset-backed securities (b)	33.3	Discounted cash flow analysis	Discount margins	2.78% - 3.14% (2.99%)
Collateralized debt obligations (c)	331.4	Discounted cash flow analysis	Recoveries	65% - 66%
			Constant prepayment rate	20%
			Discount margins	.95% - 8.75% (2.02%)
			Annual default rate	.95% - 5.54% (3.01%)
			Portfolio CCC %	1.18% - 21.56% (11.99%)
Venture capital investments (d)	2.8	Market multiples	EBITDA multiple	6.8
			Revenue multiple	1.5
Other assets categorized as Level 3 (e)	162.4	Unadjusted third-party price source	Not applicable	Not applicable
Total	778.2
Liabilities:
Interest sensitive products (f)	739.5	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 5.61% (5.55%)
			Discount rates	0.0 - 3.6% (1.4%)
			Surrender rates	4% - 43% (19%)
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

(e)	Other assets categorized as Level 3 - For these assets, there were no adjustments to quoted market prices obtained from third-party pricing sources.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(f)
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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $4.4 million, $11.5 million and $20.0 million in 2012, 2011 and 2010, respectively.  Amounts amortized totaled $27.1 million, $28.7 million and $31.2 million in 2012, 2011 and 2010, respectively.  The unamortized balance of deferred sales inducements was $126.5 million and $149.2 million at December 31, 2012 and 2011, respectively.  The balance of insurance liabilities for persistency bonus benefits was $34.6 million and $50.0 million at December 31, 2012 and 2011, respectively.

Out-of-Period Adjustments

We recorded the net effect of out-of-period adjustments which had the impact of decreasing our net income by $6.6 million (or two cents per diluted share) in 2012. Specific accounts were impacted as follows: a $12.1 million increase to insurance policy benefits; a $4.3 million increase to net realized gains; a $1.8 million increase to other expenses; a $.6 million decrease to net investment income related to special purpose portfolios; and a $3.6 million decrease to tax expense. We evaluated these errors taking into account both qualitative and quantitative factors and considered the impact of the errors in relation to 2012, as well as the materiality to the periods in which they originated. The impact of correcting these errors in prior years was not significant to any individual period. Management believes these errors are immaterial to the consolidated financial statements.

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

The guidance specifies that an insurance entity shall only capitalize incremental direct costs related to the successful acquisition of new or renewal insurance contracts.  The guidance also states that advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance is met.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and was adopted by the Company on January 1, 2012. As permitted by the guidance, we elected to apply the provisions on a retrospective basis. The guidance reduced the balance of deferred acquisition costs, its amortization and the amount of costs capitalized. We are able to defer most commission payments, plus other costs directly related to the production of new business. The change did not impact the balance of the present value of future profits. Therefore, in contrast to the reduction in amortization of deferred acquisition costs, there was no change in the amortization of the present value of future profits.

The adoption of ASU 2010-26 has been reflected in the accompanying updated financial statements. The revision of the financial statements affected prior period information as follows (dollars in millions, except per share amounts):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	December 31, 2011
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Deferred acquisition costs	$1,418.1	$(621.0)	$797.1
Income tax assets, net	630.5	234.9	865.4
Other assets	316.9	(24.7)	292.2
Total assets	33,332.7	(410.8)	32,921.9

Other liabilities	548.3	8.0	556.3
Total liabilities	28,300.1	8.0	28,308.1

Accumulated other comprehensive income	625.5	156.1	781.6
Retained earnings (accumulated deficit)	42.8	(574.9)	(532.1)
Total shareholders' equity	5,032.6	(418.8)	4,613.8
Total liabilities and shareholders' equity	33,332.7	(410.8)	32,921.9

	Year ended
	December 31, 2011
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Amortization	$432.4	$(135.0)	$297.4
Other operating costs and expenses	496.5	208.0	704.5
Total benefits and expenses	3,745.4	73.0	3,818.4
Income before income taxes	379.2	(73.0)	306.2
Tax expense on period income	139.7	(26.2)	113.5
Net income	382.5	(46.8)	335.7

Earnings per common share:
Basic:
Net income	$1.54	$(.19)	$1.35
Diluted:
Net income	1.31	(.16)	1.15

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Year ended
	December 31, 2010
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Amortization	$443.8	$(118.8)	$325.0
Other operating costs and expenses	502.9	187.4	690.3
Total benefits and expenses	3,790.4	68.6	3,859.0
Income before income taxes	293.5	(68.6)	224.9
Tax expense on period income	103.9	(24.6)	79.3
Net income	284.6	(44.0)	240.6

Earnings per common share:
Basic:
Net income	$1.13	$(.17)	$.96
Diluted:
Net income	.99	(.15)	.84

	Year ended
	December 31, 2011
	As originally reported	Effect of adoption of ASU 2010-26	As adjusted
Cash flows from operating activities:
Deferrable policy acquisition costs	$(428.7)	$212.0	$(216.7)
Other operating costs	(472.3)	(212.0)	(684.3)
Net cash used by operating activities	774.8	—	774.8

	Year ended
	December 31, 2010
	As originally reported	Effect of adoption of ASU 2010-26	As adjusted
Cash flows from operating activities:
Deferrable policy acquisition costs	$(418.2)	$193.0	$(225.2)
Other operating costs	(444.8)	(193.0)	(637.8)
Net cash used by operating activities	734.0	—	734.0

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

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements related to fair value. An entity is also required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. In addition, the guidance amends the fair value disclosure requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. Such disclosures are included in the note to the consolidated financial statements entitled "Fair Value Measurements". The adoption of this guidance did not have a material impact on our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2012, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$13,531.8	$2,221.4	$(12.1)	$15,741.1	$—
United States Treasury securities and obligations of United States government corporations and agencies	93.9	5.6	—	99.5	—
States and political subdivisions	1,840.7	277.3	(4.3)	2,113.7	—
Debt securities issued by foreign governments	.8	—	—	.8	—
Asset-backed securities	1,002.9	70.9	(2.8)	1,071.0	—
Collateralized debt obligations	311.5	7.5	(1.0)	318.0	—
Commercial mortgage-backed securities	1,325.7	152.3	(.6)	1,477.4	—
Mortgage pass-through securities	20.6	1.2	—	21.8	—
Collateralized mortgage obligations	1,157.7	107.2	(.7)	1,264.2	(.8)
Total investment grade fixed maturities, available for sale	19,285.6	2,843.4	(21.5)	22,107.5	(.8)
Below-investment grade (a):
Corporate securities	1,055.8	65.3	(8.1)	1,113.0	—
States and political subdivisions	15.3	—	(.9)	14.4	—
Asset-backed securities	360.9	31.4	(2.4)	389.9	—
Collateralized debt obligations	5.5	.5	—	6.0	—
Collateralized mortgage obligations	903.7	79.6	—	983.3	(5.2)
Total below-investment grade fixed maturities, available for sale	2,341.2	176.8	(11.4)	2,506.6	(5.2)
Total fixed maturities, available for sale	$21,626.8	$3,020.2	$(32.9)	$24,614.1	$(6.0)
Equity securities	$167.1	$5.9	$(1.6)	$171.4
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organization ("NRSROs") (Moody's Investor Services, Inc. ("Moody's"), S&P or Fitch Ratings ("Fitch")), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC").  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

The NAIC evaluates the fixed maturity investments of insurers for regulatory and capital assessment purposes and assigns securities to one of six credit quality categories called NAIC designations, which are used by insurers when preparing their annual statements based on statutory accounting principles. The NAIC designations are generally similar to the credit

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

quality designations of the NRSROs for marketable fixed maturity securities, except for certain structured securities as described below. The following summarizes the NAIC designations and NRSRO equivalent ratings:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

The NAIC adopted revised rating methodologies for non-agency residential mortgage-backed securities that became effective December 31, 2009 and for commercial mortgage-backed securities and all other asset-backed securities that became effective December 31, 2010. The NAIC's objective with the revised ratings was to increase the accuracy in assessing potential losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. Accordingly, certain structured securities rated below investment grade by the NRSROs could be assigned as NAIC 1 or NAIC 2 securities dependent on the cost basis of the holder relative to estimated recoverable amounts as determined by the NAIC. In late December 2012, the NAIC released valuation information used to calculate capital requirements on non-agency residential mortgage-backed and commercial mortgage-backed securities for year-end 2012. The 2012 valuation process incorporated more conservative assumptions, whereby higher probability weights were assigned to more pessimistic macroeconomic scenarios. The impact of the more conservative assumptions resulted in less than 1 percentage point reduction to the Company's consolidated risk-based capital ("RBC") ratio.

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2012 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,133.6	$11,586.8	47.1%
2	10,309.4	11,779.5	47.8
3	849.3	902.6	3.7
4	300.4	314.9	1.3
5	33.7	29.8	.1
6.4		.5	—
	$21,626.8	$24,614.1	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2012 and 2011, were as follows (dollars in millions):

	2012	2011
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$9.8	$(4.4)
Net unrealized gains on all other investments	2,986.5	1,733.2
Adjustment to present value of future profits (a)	(193.0)	(214.8)
Adjustment to deferred acquisition costs	(452.9)	(289.3)
Adjustment to insurance liabilities	(489.8)	—
Unrecognized net loss related to deferred compensation plan	(7.9)	(8.3)
Deferred income tax liabilities	(655.3)	(434.8)
Accumulated other comprehensive income	$1,197.4	$781.6
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At December 31, 2012, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(162.3) million, $(149.9) million, $(489.8) million and $288.7 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.

Below-Investment Grade Securities

At December 31, 2012, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,341.2 million, or 11 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,506.6 million, or 107 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2012, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$167.6	$170.2
Due after one year through five years	1,605.0	1,754.5
Due after five years through ten years	4,375.0	4,932.7
Due after ten years	10,390.7	12,225.1
Subtotal	16,538.3	19,082.5
Structured securities	5,088.5	5,531.6
Total fixed maturities, available for sale	$21,626.8	$24,614.1

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2012	2011	2010

Fixed maturities	$1,280.9	$1,233.8	$1,162.6
Trading income related to policyholder and reinsurer accounts and other special-purpose portfolios	62.4	14.6	43.7
Equity securities	4.4	1.7	.8
Mortgage loans	99.8	111.7	121.7
Policy loans	17.1	17.6	18.2
Options related to fixed index products:
Option income	.4	36.5	57.3
Change in value of options	25.1	(57.7)	(29.1)
Other invested assets	14.4	14.5	9.1
Cash and cash equivalents	.6	.4	.5
Gross investment income	1,505.1	1,373.1	1,384.8
Less investment expenses	18.7	19.0	17.9
Net investment income	$1,486.4	$1,354.1	$1,366.9
The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled $.5 million and $10.0 million at December 31, 2012 and 2011, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2012	2011	2010
Fixed maturity securities, available for sale:
Realized gains on sale	$115.4	$183.1	$347.1
Realized losses on sale	(15.4)	(59.9)	(147.7)
Impairments:
Total other-than-temporary impairment losses	(1.0)	(19.2)	(94.8)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	5.3	(4.7)
Net impairment losses recognized	(1.0)	(13.9)	(99.5)
Net realized investment gains from fixed maturities	99.0	109.3	99.9
Equity securities	.1	(.2)	.1
Commercial mortgage loans	(3.7)	(29.3)	(16.9)
Impairments of mortgage loans and other investments	(36.8)	(20.7)	(50.3)
Other	22.5	2.7	(2.6)
Net realized investment gains	$81.1	$61.8	$30.2

During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of $98.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.1 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million and $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $5.5 billion and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income).

During 2010, we recognized net realized investment gains of $30.2 million, which were comprised of $180.0 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $8.6 billion and $149.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($146.8 million, prior to the $(3.0) million of impairment losses recognized through other comprehensive income).

At December 31, 2012, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of $.4 million and $.5 million, respectively.

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

During 2012, the $37.8 million of other-than-temporary impairments we recorded in earnings included:  (i) $5.4 million of losses related to certain commercial mortgage loans; (ii) $29.9 million of losses on equity securities primarily related to investments obtained through the commutation of an investment made by our Predecessor (as further described above); and (iii) $2.5 million of additional losses following unforeseen issue-specific events or conditions.

During 2012, the $15.4 million of realized losses on sales of $402.5 million of fixed maturity securities, available for sale, included:  (i) $5.2 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $10.2 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows related to structured securities.

During 2011, the $34.6 million of other-than-temporary impairments we recorded in earnings included:  (i) $11.5 million on an investment in a guaranteed investment contract as discussed above; (ii) $11.8 million of losses related to certain commercial mortgage loans; (iii) $4.3 million related to investments held by a VIE as a result of our intent to sell such investments; and (iv) $7.0 million of additional losses following unforeseen issue-specific events or conditions.

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

We regularly evaluate all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses are "other than temporary" requires significant judgment.  Factors considered include:  (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value has been less than cost; (iii) whether the unrealized loss is event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment is investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer is current on all payments in accordance with the contractual terms of the investment and is expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it is more likely than not that circumstances will require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment may be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

backed and asset-backed securities; (x) our best estimate of the value of any collateral; and (xi) other objective and subjective factors.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2012, other-than-temporary impairments included in accumulated other comprehensive income of $6.0 million (before taxes and related amortization) related to structured securities.

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year ended
	December 31,
	2012	2011	2010
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.0)	$(6.1)	$(27.2)
Add: credit losses on other-than-temporary impairments not previously recognized	—	(1.1)	(1.7)
Less: credit losses on securities sold	.4	5.2	33.3
Less: credit losses on securities impaired due to intent to sell (a)	—	—	1.9
Add: credit losses on previously impaired securities	—	—	(12.4)
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.6)	$(2.0)	$(6.1)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2012, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	35.5	35.2
Due after five years through ten years	106.5	103.1
Due after ten years	513.0	491.3
Subtotal	655.0	629.6
Structured securities	286.5	279.0
Total	$941.5	$908.6

There were no investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis at December 31, 2012.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2012 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$48.3	$(1.8)	$68.7	$(3.4)	$117.0	$(5.2)
Corporate securities	338.1	(11.2)	174.5	(9.0)	512.6	(20.2)
Asset-backed securities	41.7	(.3)	111.6	(4.9)	153.3	(5.2)
Collateralized debt obligations	19.4	(.4)	32.5	(.6)	51.9	(1.0)
Commercial mortgage-backed securities	4.9	(.1)	6.2	(.5)	11.1	(.6)
Mortgage pass-through securities	—	—	1.9	—	1.9	—
Collateralized mortgage obligations	27.0	(.4)	33.8	(.3)	60.8	(.7)
Total fixed maturities, available for sale	$479.4	$(14.2)	$429.2	$(18.7)	$908.6	$(32.9)
Equity securities	$17.8	$(1.6)	$—	$—	$17.8	$(1.6)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2012, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2012 fixed maturity investments included structured securities with an estimated fair value of $5.5 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities could be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2012.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2012 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$609.4	$564.1	$581.8
4 percent – 5 percent	793.1	773.7	850.3
5 percent – 6 percent	2,718.1	2,575.9	2,825.0
6 percent – 7 percent	941.4	881.4	967.2
7 percent – 8 percent	159.5	164.8	176.3
8 percent and above	127.7	128.7	131.0
Total structured securities	$5,349.2	$5,088.6	$5,531.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The amortized cost and estimated fair value of structured securities at December 31, 2012, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,376.6	$1,492.7	6.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	678.9	746.8	3.0
Commercial mortgage-backed securities	1,325.7	1,477.4	6.0
Asset-backed securities	1,363.9	1,460.9	6.0
Collateralized debt obligations	317.0	324.1	1.3
Other	26.5	29.7	.1
Total structured securities	$5,088.6	$5,531.6	22.5%

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

Commercial Mortgage Loans

At December 31, 2012, the mortgage loan balance was primarily comprised of commercial loans. Approximately 8 percent, 7 percent, 6 percent, 6 percent, 5 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Minnesota, Arizona, Indiana, Florida, Maryland and Texas, respectively. No other state comprised greater than five percent of the mortgage loan balance. None of the commercial mortgage loan balance was noncurrent at December 31, 2012. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are unique to an individual borrower. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2012 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$758.9	$838.7	$2,172.6
60% to 70%	323.1	342.7	498.2
Greater than 70% to 80%	266.9	281.5	358.7
Greater than 80% to 90%	114.1	118.5	135.0
Greater than 90%	110.2	100.7	117.3
Total	$1,573.2	$1,682.1	$3,281.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $67.8 million and $74.5 million at December 31, 2012 and 2011, respectively.

The changes in unrealized appreciation (depreciation) included in accumulated other comprehensive income are net of reclassification adjustments for after-tax net gains (losses) from the sale of investments included in net income of approximately $5 million, $38 million and $(114) million for the years ended December 31, 2012, 2011 and 2010, respectively.

CNO had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2012 and 2011.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

4. LIABILITIES FOR INSURANCE PRODUCTS

These liabilities consisted of the following (dollars in millions):

	Withdrawal assumption	Mortality assumption	Interest rate assumption	2012	2011

Future policy benefits:
Interest-sensitive products:
Investment contracts	N/A	N/A	(c)	$9,648.9	$9,832.9
Universal life contracts	N/A	N/A	N/A	3,244.3	3,332.6
Total interest-sensitive products				12,893.2	13,165.5
Traditional products:
Traditional life insurance contracts	Company experience	(a)	5%	2,389.6	2,396.2
Limited-payment annuities	Company experience, if applicable	(b)	4%	903.5	848.8
Individual and group accident and health	Company experience	Company experience	6%	7,903.2	7,237.7
Total traditional products				11,196.3	10,482.7
Claims payable and other policyholder funds	N/A	N/A	N/A	985.1	1,034.3
Liabilities related to separate accounts	N/A	N/A	N/A	14.9	15.0
Total				$25,089.5	$24,697.5
____________________

(a)	Principally, modifications of the 1965 ‑ 70 and 1975 - 80 Basic, Select and Ultimate Tables.

(b)	Principally, the 1984 United States Population Table and the NAIC 1983 Individual Annuitant Mortality Table.

(c)	In 2012 and 2011, all of this liability represented account balances where future benefits are not guaranteed.

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

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in individual and group accident and health liabilities) were as follows (dollars in millions):

	2012	2011	2010
Balance, beginning of the year	$1,637.3	$1,543.7	$1,444.0
Incurred claims (net of reinsurance) related to:
Current year	1,570.1	1,545.8	1,505.8
Prior years (a)	(56.4)	(41.7)	(15.6)
Total incurred	1,513.7	1,504.1	1,490.2
Interest on claim reserves	77.8	78.4	73.4
Paid claims (net of reinsurance) related to:
Current year	891.3	866.5	827.0
Prior years	663.9	626.2	694.1
Total paid	1,555.2	1,492.7	1,521.1
Net change in balance for reinsurance assumed and ceded	5.7	3.8	57.2
Balance, end of the year	$1,679.3	$1,637.3	$1,543.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

5. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2012	2011	2010
Current tax expense	$12.5	$11.9	$9.7
Deferred tax expense	117.4	101.6	69.6
Valuation allowance applicable to current year income	(60.3)	—	—
Income tax expense calculated based on annual effective tax rate	69.6	113.5	79.3
Valuation allowance reduction applicable to income in future years	(111.2)	(143.0)	(95.0)
Deferred tax benefit related to loss on extinguishment of debt and other items	(23.7)	—	—
Total income tax benefit	$(65.3)	$(29.5)	$(15.7)

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2012	2011	2010
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	(110.1)	(46.7)	(42.2)
Other nondeductible benefits	32.3	.7	(.6)
State taxes	1.4	.9	.9
Provision for tax issues, tax credits and other	(.5)	.5	(.1)
Effective tax rate	(41.9)%	(9.6)%	(7.0)%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

	2012	2011
Deferred tax assets:
Net federal operating loss carryforwards	$1,330.2	$1,445.2
Net state operating loss carryforwards	16.2	16.8
Tax credits	39.2	32.6
Capital loss carryforwards	296.2	342.3
Deductible temporary differences:
Insurance liabilities	746.3	744.4
Other	86.0	64.8
Gross deferred tax assets	2,514.1	2,646.1
Deferred tax liabilities:
Investments	(24.1)	(24.2)
Present value of future profits and deferred acquisition costs	(325.2)	(363.7)
Accumulated other comprehensive income	(655.3)	(434.8)
Gross deferred tax liabilities	(1,004.6)	(822.7)
Net deferred tax assets before valuation allowance	1,509.5	1,823.4
Valuation allowance	(766.9)	(938.4)
Net deferred tax assets	742.6	885.0
Current income taxes accrued	(25.7)	(19.6)
Income tax assets, net	$716.9	$865.4

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred tax assets on an ongoing basis. The realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.

Based on our assessment, it appears more likely than not that $876 million of our NOLs and capital loss carryforwards will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $171.5 million in 2012. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

There are three principal components of the reduction to our valuation allowance for deferred tax assets in 2012. First, our 2012 taxable operating income, exceeded the amount previously reflected in our deferred tax valuation model, resulting in a reduction to the valuation allowance of $13.7 million in 2012. Second, we reduced the valuation allowance by $46.6 million for taxable investment gains realized in 2012. Last, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets of $111.2 million in 2012.

Our analysis at December 31, 2012, is consistent with the deferred tax valuation model used in the prior year. Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 5 percent growth for the next five years and no growth thereafter. In our new projections, our three year average increased to $292 million, compared to $260 million in our prior projection. The projections used to support the recovery of our NOLs do not anticipate the use of tax planning strategies that we could consider in the future to avoid a tax benefit from expiring. We have evaluated each component of the deferred tax assets and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2009	$1,176.4
Decrease in 2010	(95.0)	(a)
Balance, December 31, 2010	1,081.4
Decrease in 2011	(143.0)	(b)
Balance, December 31, 2011	938.4
Decrease in 2012	(171.5)	(c)
Balance, December 31, 2012	$766.9
____________________

(a)
The $95.0 million reduction to the deferred tax valuation allowance during 2010 resulted from the utilization of NOLs and capital loss carryforwards and higher projections of future taxable income based on evidence we consider to be objective and verifiable.

(b)	The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income.

(c)
The $171.5 million reduction to the deferred tax valuation allowance during 2012 resulted primarily from: (i) higher taxable income in 2012 (including investment gains); and (ii) our recent higher levels of operating income when projecting future taxable income as further discussed above.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") ultimately agrees with the tax positions we have taken in our tax returns with respect to the allocation of cancellation of indebtedness income ("CODI") resulting from the bankruptcy of our Predecessor and the classification of the loss we recognized as a result of the transfer (the "Transfer") of the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust") (as further described below).

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock (including upon conversion of our outstanding 7.0% Convertible Senior Debentures due 2016 (the "7.0% Debentures")), and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.87 percent at December 31, 2012), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2012, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

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

Under the Section 382 Rights Agreement, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009 and for each share issued after that date. Pursuant to the Amended Section 382 Rights Agreement, if any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the Company's outstanding common stock (or any other interest in the Company that would be treated as "stock" under applicable Section 382 regulations) without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group. Shareholders who held more than 4.99 percent of the Company's outstanding common stock as of December 6, 2011 will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

The Amended Section 382 Rights Agreement was approved by our shareholders at the Company's 2012 annual meeting and will continue in effect until December 6, 2014, unless earlier terminated or redeemed by the Board of Directors. The Company's Audit and Enterprise Risk Committee will review our NOLs on an annual basis and will recommend amending or terminating the Section 382 Rights Agreement based on its review.

On May 11, 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Section 382 Charter Amendment"). Subject to the provisions set forth in the Section 382 Charter Amendment, transfers of our common stock would be void and of no effect if the effect of the purported transfer would be to: (i) increase the direct or indirect ownership of our common stock by any person or public group (as such term is defined in the regulations under Section 382) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. The Section 382 Charter Amendment will continue in effect until December 31, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

As of December 31, 2012, we had $3.8 billion of federal NOLs and $.8 billion of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS does not ultimately agree with the positions we have taken with respect to the allocation of CODI and the loss on our investment in Senior Health, both as further described below (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss		Total loss
	Life		Non-life		carryforwards		carryforwards
2013	$—		$—		$808.6	(b)	$808.6
2014	—		—		28.6		28.6
2015	—		—		9.1		9.1
2018	475.0	(a)	—		—		475.0
2021	29.5		—		—		29.5
2022	204.1		—		—		204.1
2023	—	(b)	2,603.1	(a)	—		2,603.1
2024	—		3.2		—		3.2
2025	—		118.8		—		118.8
2027	—		216.8		—		216.8
2028	—		.5		—		.5
2029	—		148.9		—		148.9
2032	—		.8		—		.8
Total	$708.6		$3,092.1		$846.3		$4,647.0
_________________________

(a)
The life/non-life allocation summarized above assumes the IRS does not ultimately agree with the tax position we have taken in our tax returns with respect to the allocation of CODI.  If the IRS ultimately agrees with our tax position, approximately $631 million of the non-life NOLs expiring in 2023 would be characterized as life NOLs expiring in 2018.

(b)
The allocation of the capital loss carryforwards summarized above assumes the IRS does not ultimately agree with the tax position we have taken with respect to our investment in Senior Health, which was worthless when it was transferred to the Independent Trust in 2008. If the IRS ultimately agrees with our tax position of classifying this loss as ordinary, capital loss carryforwards expiring in 2013 would decrease and life NOLs expiring in 2023 would increase by $742.0 million.

We had deferred tax assets related to NOLs for state income taxes of $16.2 million and $16.8 million at December 31, 2012 and 2011, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

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

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS has issued a proposed adjustment which is not in agreement with our position. We have requested an appeal of the IRS proposed adjustment through their early appeals process. Due to uncertainties with respect to the position the IRS may take and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

limitations on our ability to utilize NOLs based on projected life and non-life income, we have consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance, pending resolution. If the IRS ultimately agrees with our position that the $631 million of CODI is a reduction to non-life NOLs, our valuation allowance would be reduced by approximately $140 million based on the income projection used in determining our valuation allowance. The outcome of this uncertainty cannot be predicted.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $145 million based on the income projections used in determining our valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (dollars in millions):

	Years ended December 31,
	2012	2011

Balance at beginning of year	$318.2	$311.1
Increase based on tax positions taken in prior years	7.3	7.1
Decrease based on tax positions taken in prior years	(15.0)	—
Balance at end of year	$310.5	$318.2

As of December 31, 2012 and 2011, $285.0 million and $300.0 million, respectively, of our unrecognized tax benefits, if recognized, would have resulted in a decrease in our valuation allowance for deferred tax assets. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense or our evaluation of the valuation allowance for deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Included in tax expense in 2012 and 2011 is $.7 million and $1.1 million, respectively, of interest. No such amounts were recognized in 2010. The liability for accrued interest was $1.8 million and $1.1 million at December 31, 2012 and 2011, respectively.

Tax years 2004 and 2008 through 2010 are open to examination by the IRS through September 2014, while tax year 2011 is open through September 2015.  The Company's various state income tax returns are generally open for tax years 2009 through 2011 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $2.9 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

6. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2012 and 2011 (dollars in millions):

	2012	2011
New Senior Secured Credit Agreement (as defined below)	$644.6	$—
7.0% Debentures	93.0	293.0
Previous Senior Secured Credit Agreement (as defined below)	—	255.2
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	—
9.0% Senior Secured Notes due January 2018 (the "9.0% Notes")	—	275.0
Senior Health Note due November 12, 2013 (the "Senior Health Note")	—	50.0
Unamortized discount on New Senior Secured Credit Agreement	(5.0)	—
Unamortized discount on 7.0% Debentures	(3.4)	(12.9)
Unamortized discount on Previous Senior Secured Credit Agreement	—	(2.4)
Direct corporate obligations	$1,004.2	$857.9

In the third quarter of 2012, as further discussed below, we completed a comprehensive recapitalization plan. The following table sets forth the sources and uses of cash from the recapitalization transactions (dollars in millions):

Sources:
New Senior Secured Credit Agreement	$669.5
Issuance of 6.375% Notes	275.0
Total sources	$944.5

Uses:
Cash on hand for general corporate purposes	$13.7
Repurchase of $200 million principal amount of 7.0% Debentures pursuant to Debenture Repurchase Agreement	355.1
Repayment of Previous Senior Secured Credit Agreement	223.8
Repayment of $275.0 million principal amount of 9.0% Notes, including redemption premium	322.7
Debt issuance costs	23.1
Accrued interest	6.1
Total uses	$944.5

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to an indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee") and as collateral agent (the "Collateral Agent"). The net proceeds from the issuance of the 6.375% Notes, together with the net proceeds from the New Senior Secured Credit Agreement (as defined below), were used to repay other outstanding indebtedness, as further described below, and for general corporate purposes.

The 6.375% Notes will mature on October 1, 2020. Interest on the 6.375% Notes accrues at a rate of 6.375% per annum and is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2013. The 6.375%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Notes and the guarantees thereof (the "Guarantees") are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' future subordinated indebtedness. The 6.375% Notes are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 6.375% Notes and the Guarantees are pari passu with respect to security and in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the New Senior Secured Credit Agreement (as defined below). The 6.375% Notes are structurally subordinated to all of the liabilities and preferred stock of each of the Company's insurance subsidiaries, which are not guarantors of the 6.375% Notes.

The Company may redeem all or part of the 6.375% Notes beginning on October 1, 2015, at the redemption prices set forth in the 6.375% Indenture. The Company may also redeem all or part of the 6.375% Notes at any time and from time to time prior to October 1, 2015, at a price equal to 100% of the aggregate principal amount of the 6.375% Notes to be redeemed, plus a "make-whole" premium and accrued and unpaid interest to, but not including, the redemption date. In addition, prior to October 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 6.375% Notes with the net cash proceeds of certain equity offerings at a price equal to 106.375% of the aggregate principal amount of the 6.375% Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

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

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). Restricted payments do not include cash paid to purchase our outstanding 7% Debentures pursuant to the tender offer we announced on February 11, 2013, as further described in the note to the consolidated financial statements entitled "Subsequent Event".

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2012, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $212 million as of December 31, 2012. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

In connection with the issuance of the 6.375% Notes and execution of the 6.375% Indenture, the Company and the Subsidiary Guarantors entered into a security agreement, dated as of September 28, 2012 (the "Security Agreement"), by and among the Company, the Subsidiary Guarantors and the Collateral Agent, pursuant to which the Company and the Subsidiary Guarantors pledged substantially all of their assets to secure their obligations under the 6.375% Notes and the 6.375% Indenture, subject to certain exceptions as set forth in the Security Agreement.

New Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility; (ii) a $250.0 million four-year term loan facility; and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "New Senior Secured Credit Agreement"). The New Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of December 31, 2012, the Company had borrowed in full the amounts available under each of the term loan facilities and no amounts have been borrowed under the revolving credit facility. The net proceeds from the New Senior Secured Credit Agreement, together with the net proceeds from the 6.375% Notes, were used to repay other outstanding indebtedness, as further described below, and for general corporate purposes.

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

In 2012, as required under the terms of the New Senior Secured Credit Agreement, we made mandatory prepayments of $28.4 million due to repurchases of our common stock and payment of a common stock dividend. We also made an additional payment of $2.0 million to cover the remaining portion of the scheduled term loan installment.

The interest rates with respect to loans under: (i) the six-year term loan facility will be, at the Company's option, equal to a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25% (such rate was 5.0% at December 31, 2012); (ii) the four-year term loan facility will be, at the Company's option, equal to a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00% (such rate was 4.25% at December 31, 2012); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

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

In addition, the New Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 20.9 percent at December 31, 2012); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the New Senior Secured Credit Agreement) (such ratio was 8.08 to 1.00 for the period ended December 31, 2012); (iii) an aggregate ratio of total

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 367 percent at December 31, 2012); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2012, was $1,782.6 million).

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

In connection with the execution of the New Senior Secured Credit Agreement, the Company and the Subsidiary Guarantors entered into a guarantee and security agreement, dated as of September 28, 2012 (the "Guarantee and Security Agreement"), by and among the Company, the Subsidiary Guarantors and the Agent, pursuant to which the Subsidiary Guarantors guaranteed all of the obligations of the Company under the New Senior Secured Credit Agreement and the Company and the Subsidiary Guarantors pledged substantially all of their assets to secure the New Senior Secured Credit Agreement, subject to certain exceptions as set forth in the Guarantee and Security Agreement.

Pari Passu Intercreditor Agreement

In connection with the issuance of the 6.375% Notes and entry into the New Senior Secured Credit Agreement, the Agent and the Collateral Agent, as authorized representative with respect to the 6.375% Notes, entered into a Pari Passu Intercreditor Agreement, dated as of September 28, 2012 (the "Intercreditor Agreement"), which sets forth agreements with respect to the first-priority liens granted by the Company and the Subsidiary Guarantors pursuant to the 6.375% Indenture and the New Senior Secured Credit Agreement.

Under the Intercreditor Agreement, any actions that may be taken with respect to the collateral that secures the 6.375% Notes and the New Senior Secured Credit Agreement, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, will be at the direction of the authorized representative of the lenders under the New Senior Secured Credit Agreement until the earliest of: (i) the Company's obligations under the New Senior Secured Credit Agreement (or refinancings thereof) are discharged; (ii) the earlier of (x) the date on which the outstanding principal amount of loans and commitments under the New Senior Secured Credit Agreement is less than $25.0 million and (y) the date on which the outstanding principal amount of another tranche of first-priority indebtedness exceeds the principal amount of loans and commitments under the New Senior Secured Credit Agreement; and (iii) 180 days after the occurrence of both an event of default under the 6.375% Indenture and the authorized representative of the holders of the New Notes making certain representations as described in the Intercreditor Agreement, unless the authorized representative of the lenders under the New Senior Secured Credit Agreement has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (whether the Company or the applicable Subsidiary Guarantor) is then a debtor under or with respect to (or otherwise subject to) any insolvency or liquidation proceeding.

9.0% Notes

On December 21, 2010, we issued $275.0 million aggregate principal amount of 9.0% Notes. The net proceeds of $267.0 million were used to repay certain indebtedness. The Company could redeem all or part of the 9.0% Notes at any time and from time to time prior to January 15, 2014, at a price equal to 100% of the aggregate principal amount of the 9.0% Notes to be redeemed plus a "make-whole" premium and accrued and unpaid interest.

On September 28, 2012, the Company completed the cash tender offer for $273.8 million aggregate principal amount of the 9.0% Notes and received consents from such holders to proposed amendments to the indenture governing the 9.0% Notes (the "9.0% Indenture"). In addition, on September 28, 2012 (the "Initial Payment Date"), the Company, the Subsidiary

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Guarantors and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, executed a first supplemental indenture to the 9.0% Indenture (the "Supplemental Indenture") that eliminated substantially all of the restrictive covenants contained in the 9.0% Indenture and certain events of default and related provisions. The Supplemental Indenture became effective upon execution, and the amendments to the 9.0% Indenture became operative on the Initial Payment Date upon acceptance of and payment for the tendered 9.0% Notes by the Company.

On the Initial Payment Date, the Company paid an aggregate of $326.3 million (using a portion of the net proceeds from its offering of the 6.375% Notes, together with borrowings under the New Senior Secured Credit Agreements) in order to purchase the 9.0% Notes tendered prior to the Initial Payment Date (representing, in the aggregate, tender offer consideration of approximately $313.1 million, consent payments of approximately $8.2 million and accrued and unpaid interest to, but not including, the Initial Payment Date of approximately $5.0 million).

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

7.0% Debentures

On November 13, 2009, we issued $176.5 million aggregate principal amount of our 7.0% Debentures in the initial closing of our private offering of 7.0% Debentures to Morgan Stanley & Co. Incorporated, as the initial purchaser of the 7.0% Debentures. The net proceeds from the initial closing of the offering of our 7.0% Debentures, after deducting the initial purchaser's discounts and commissions and before other offering expenses, totaled $172.0 million. The Company used the net proceeds to fund a substantial portion of the consideration payable in connection with a cash tender offer for the 3.5% Convertible Debentures due September 30, 2035 (the "3.5% Debentures").

In February 2010, we completed a second closing of $64.0 million aggregate principal amount of our 7.0% Debentures and in May 2010, we completed a third closing of $52.5 million aggregate principal amount of our 7.0% Debentures. These issuances were made pursuant to the purchase agreement that we entered into in October 2009 relating to the private offering of up to $293 million of 7.0% Debentures. We received aggregate net proceeds (after taking into account the discounted offering price less the initial purchaser's discounts and commissions, but before expenses) of: (i) $61.4 million in the second closing of the 7.0% Debentures; and (ii) $49.4 million in the third closing of the 7.0% Debentures. At December 31, 2012 and 2011, unamortized issuance costs (classified as other assets) related to the 7.0% Debentures were $.4 million and $1.6 million, respectively, and are amortized as an increase to interest expense over the term of the 7.0% Debentures.

The 7.0% Debentures rank equally in right of payment with all of the Company's unsecured and unsubordinated obligations. The 7.0% Debentures are governed by an Indenture dated as of October 16, 2009 (the "7.0% Indenture") between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Mellon"). The 7.0% Debentures bear interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series. The 7.0% Debentures will mature on December 30, 2016, unless earlier converted. The 7.0% Debentures may not be redeemed at the Company's election prior to the stated maturity date and the holders may not require the Company to repurchase the 7.0% Debentures at any time. The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures will be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of CNO or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events. Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of the 7.0% Indenture.

The 7.0% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 7.0% Indenture, failure to pay at maturity or acceleration of other indebtedness and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, Mellon or holders of at least 50% in principal amount of the then outstanding 7.0% Debentures may declare the principal of, and accrued but unpaid interest on all of the 7.0% Debentures to be immediately due and payable.

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

In accordance with GAAP, we were required to consider on each issuance date whether the 7.0% Debentures issued on such date were issued with a beneficial conversion feature. A beneficial conversion feature exists if the 7.0% Debentures may be convertible into common stock at an effective conversion price (calculated by dividing the proceeds from the issuance of 7.0% Debentures issued on that date (per $1,000 principal amount of debentures) by the then effective conversion rate) that is lower than the market price of a share of common stock on the date of issuance. When a beneficial conversion feature exists, we are required to separately recognize the beneficial conversion feature at issuance by allocating a portion of the proceeds to the intrinsic value of that feature. The value of the beneficial conversion feature is recorded, net of taxes, as an increase to additional paid-in capital. If a beneficial conversion feature exists on the actual date(s) of issuance, a discount equal to the intrinsic value of the beneficial conversion feature will be recorded against the carrying value of the 7.0% Debentures. Such discount will be amortized from the actual date(s) of issuance to the stated maturity date of the 7.0% Debentures using the effective interest method. Accordingly, the interest expense we recognize related to the 7.0% Debentures will be dependent upon whether a beneficial conversion feature existed on the actual date(s) of issuance and the amount by which the market price(s) of our common stock exceeded the effective conversion price on such actual date(s) of issuance.

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

On September 4, 2012, the Company entered into a Debenture Repurchase Agreement (the "Debenture Repurchase Agreement") with Paulson Credit Opportunities Master Ltd. and Paulson Recovery Master Fund Ltd. (collectively, the "Paulson Holders"), funds managed by Paulson & Co. Inc., that held $200.0 million in aggregate principal amount of the Company's 7.0% Debentures. Pursuant to the Debenture Repurchase Agreement, the Company purchased from each of the Paulson Holders the 7.0% Debentures held by such Paulson Holders, for a cash purchase price of $355.1 million that provided for a 2.8% discount to the estimated fair market value of the 7.0% Debentures as defined in the Debenture Repurchase Agreement.

As further described in the note to the consolidated financial statements entitled "Subsequent Event", we commenced a cash tender offer in February 2013 for the remaining $93.0 million aggregate principal amount of 7.0% Debentures that were outstanding.

Previous Senior Secured Credit Agreement

On December 21, 2010, the Company entered into a $375 million senior secured term loan facility maturing on September 30, 2016, pursuant to an agreement among the Company, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto (the "Previous Senior Secured Credit Agreement"). The net proceeds of $363.6 million were used to repay certain indebtedness. The pricing terms for the Previous Senior Secured Credit Agreement included upfront fees of 1.25 percent paid to the lenders. The Previous Senior Secured Credit Agreement was guaranteed by our primary non-insurance company subsidiaries and secured by substantially all of our and the subsidiary guarantors' assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In May 2011, we amended our Previous Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rate on the Previous Senior Secured Credit Agreement was decreased. The new interest rate was, at our option (in most instances): (i) a Eurodollar rate of LIBOR plus 5.00 percent subject to a LIBOR "floor" of 1.25 percent (previously LIBOR plus 6.00 percent with a LIBOR floor of 1.50 percent); or (ii) a Base Rate plus 4.00 percent subject to a Base Rate "floor" of 2.25 percent (previously a Base Rate plus 5.00 percent with a Base Rate floor of 2.50 percent).

In 2011, as required under the terms of the Previous Senior Secured Credit Agreement, we made mandatory prepayments totaling $69.8 million due to our repurchase of $69.8 million of our common stock. In March 2011, we also made a voluntary prepayment of $50.0 million on our outstanding principal balance under the Previous Senior Secured Credit Agreement using available cash.

In September 2012, the Company used a portion of the net proceeds from its offering of the 6.375% Notes, together with borrowings under the New Senior Secured Credit Agreement to repay the remaining $223.8 million principal amount outstanding under its Previous Senior Secured Credit Agreement.

Also, in the first nine months of 2012, as required under the terms of the Previous Senior Secured Credit Agreement, we made mandatory prepayments of $31.4 million due to repurchases of our common stock and payment of a common stock dividend.

In December 2010, we repaid the $652.1 million outstanding principal balance under a prior senior credit agreement using: (i) the proceeds from the Previous Senior Secured Credit Agreement and the issuance of the 9.0% Notes; and (ii) available cash.

Senior Health Note

In connection with the Transfer, the Company issued the Senior Health Note payable to Senior Health. The Senior Health Note was unsecured and had an interest rate of 6.0 percent payable quarterly, beginning on March 15, 2009. We were required to make annual principal payments of $25.0 million beginning on November 12, 2009. The Company made a $25.0 million scheduled payment on the Senior Health Note in 2011, 2010 and 2009. In March 2012, we paid in full the remaining $50.0 million principal balance on the Senior Health Note, which had been scheduled to mature in November 2013. The repayment in full of the Senior Health Note removed the previous restriction on our ability to pay cash dividends on our common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Loss on Extinguishment of Debt

In 2012, we recognized a loss on extinguishment of debt totaling $200.2 million consisting of:

(i)
$136.5 million due to our repurchase of $200.0 million principal amount of 7.0% Debentures pursuant to the Debenture Repurchase Agreement described above and the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures. Additional paid-in capital was also reduced by $24.0 million to extinguish the beneficial conversion feature associated with a portion of the 7.0% Debentures that were repurchased. As the Code limits the deduction to taxable income for losses on the redemption of convertible debt, a minimal tax benefit was recognized related to the repurchase of the 7.0% Debentures;

(ii)	$58.2 million related to the tender offer and consent solicitation for the 9.0% Notes; the write-off of unamortized issuance costs related to the 9.0% Notes; and other transaction costs;

(iii)	$5.1 million representing the write-off of unamortized discount and issuance costs associated with repayments of our Previous Senior Secured Credit Agreement; and

(iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our New Senior Secured Credit Agreement.

In 2011, we recognized an aggregate loss on the extinguishment of debt totaling $3.4 million representing the write-off of unamortized discount and issuance costs associated with repayments of the Previous Senior Secured Credit Agreement.

In 2010, we recognized an aggregate loss on the extinguishment of debt totaling $6.8 million representing the write-off of unamortized discount and issuance costs associated with: (i) the repurchases of 3.5% Debentures; and (ii) the repayment of a prior senior credit agreement, each as previously described above.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2012 (dollars in millions):

Year ending December 31,
2013	$51.1
2014	60.5
2015	79.2
2016	153.5
2017	4.2
Thereafter	664.1
$1,012.6

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

Cost of Insurance Litigation
Valulife/Valuterm Litigation

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California, Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance (a non-guaranteed element ("NGE")) that are set to take place in the twenty first policy year of Valulife and Valuterm policies. At the time plaintiff filed her complaint, no such increases had yet been applied to the subject policies.  During 2010, Conseco Life voluntarily agreed not to implement the cost of insurance rate increase at issue in this litigation and is following a process with respect to any future cost of insurance rate increases as set forth in the regulatory settlement agreement described below under the caption entitled "Regulatory Examinations and Fines".  Plaintiff filed a motion for certification of a nationwide class and a California state class.  On December 7, 2009, the court granted that motion. On October 8, 2010, the court dismissed the causes of actions alleged in the California state class.  On January 19, 2011, the court granted the plaintiff's motion for summary judgment as to the declaratory relief claim and on February 2, 2011, the court issued an advisory opinion, in the form of a declaratory judgment, as to what, in its view, Conseco Life could consider in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

implementing future cost of insurance rate increases related to its Valulife and Valuterm block of policies.  Conseco Life is appealing the court's January 19, 2011 decision and the plaintiff is appealing the court's decision to dismiss the California causes of action.  These appeals are pending. We believe this case is without merit and intend to defend it vigorously.

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
Conseco Life has agreed to a settlement with the plaintiff in the litigation described in the two preceding paragraphs, which would, upon court approval, resolve those cases as well as the Nicholas litigation described below. On January 25, 2013, the parties filed a stipulation of settlement and joint motion for preliminary approval of proposed nationwide class settlement and certification of settlement classes. The court set the hearing for preliminary approval of the settlement for February 25, 2013. The settlement includes a reduction in the cost of insurance increase implemented by Conseco Life in November 2011 and certain policy benefit enhancements. Final approval of the settlement is subject to a court fairness hearing after notice to the policyholders covered by the settlement, as well as other conditions.

On February 6, 2012, a complaint was filed in the United States District Court for the Northern District of Illinois, Daniel B. Nicholas, on behalf of himself and all others similarly situated v. Conseco Life Insurance Company, Cause No. 12cv845. Plaintiff in this putative class action owns a Valulife universal life policy insuring Plaintiff's life originally issued by Massachusetts General Life Insurance Company (now Conseco Life Insurance Company) in 1991. Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks declaratory, injunctive, and supplemental relief. The putative class consists of all persons who own or have owned one or more universal life policies issued by Conseco Life which provide that the cost of insurance rates will be determined based upon expectations as to future mortality experience and who have experienced an increase in the cost of insurance rates. On April 20, 2012, we announced that Conseco Life had reached a tentative settlement in the Nicholas case. Venue of this case was subsequently transferred to the United States District Court for the Central District of California. The settlement described in the preceding paragraph would, if approved, resolve the Nicholas case.

In connection with the tentative settlement in the Nicholas litigation, the Company recorded a pre-tax charge of approximately $20 million in its Other CNO Business segment for the quarter ended March 31, 2012. The Company recorded an additional pre-tax charge of $21 million in its Other CNO Business segment for the quarter ended September 30, 2012 relating to the settlement agreement described above in the Yue litigation. The liability the Company has established related to these cases includes its best estimates of the costs of implementing the settlement, if finalized and approved by the court. While the Company believes its estimates are adequate to cover these costs, the estimates are subject to significant judgment and it is possible that the estimates will prove insufficient to cover the actual costs.

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
Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation ("MDL"), seeking the establishment of an MDL proceeding consolidating the Brady case and the McFarland case into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered these cases be consolidated for pretrial proceedings in the Northern District of California Federal Court. On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. On December 20, 2011, the court issued an order denying Conseco Life's motion to decertify the class as to current policyholders, but granted the motion to decertify as to former policyholders. On March 5, 2012, the plaintiffs filed a motion for a preliminary injunction requesting that the court enjoin Conseco Life from imposing increased cost of insurance charges until trial with regard to 157 members of the class, and on July 17, 2012, the court granted a preliminary injunction as to 100 members of the class and denied the plaintiff's motion for a preliminary injunction as to the other 57 members. Subsequently, the plaintiffs filed a motion for partial summary judgment on their breach of contract claim, Conseco Life filed a motion to decertify the nationwide class, and Conseco Life filed a motion for summary judgment. On January 29, 2013, the court granted in part and denied in part plaintiffs' motion for partial summary judgment and denied Conseco Life's motions. Trial in the MDL proceeding has been set for March 25, 2013.  We believe these cases are without merit and intend to defend them vigorously.
On October 25, 2012, a purported nationwide class action was filed in the United States District Court for the Central District of California, William Jeffrey Burnett and Joe H. Camp v. Conseco Life Insurance Company, CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, Case No. EDCV12-01715VAPSPX. The plaintiffs bring this action under Rule 23(B)(3) on behalf of various Lifetrend policyholders who since October 2008 have surrendered their policies or had them lapse. Such policyholders are no longer members of the class covered by the MDL litigation described in the previous paragraph after the court in the MDL litigation granted Conseco Life's motion to decertify as to former policyholders. Additionally, plaintiffs seek certification of a subclass of various Lifetrend policyholders who accepted optional benefits and signed a release pursuant to the regulatory settlement agreement described below under the caption entitled "Regulatory Examinations and Fines." The plaintiffs allege breach of contract and seek declaratory relief, compensatory damages, attorney fees and costs. On November 30, 2012, Conseco Life and the other defendants filed a motion to dismiss the complaint. We believe this case is without merit and intend to defend it vigorously.

Other Litigation
On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and that Washington National Insurance Company breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  Additional parties have asked the court to allow them to intervene in the action, and on January 5, 2010, the court granted the motion to intervene and granted the plaintiff's motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties reached a settlement of the (B) (3) class in 2010, which has been implemented. The amount recognized in 2010 related to the settlement was not significant to the Company's consolidated financial condition, cash flows or results of operations. The plaintiff filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company has appealed the court's decision and the appeal is pending.  On February 17, 2012, the Eleventh Circuit Court of Appeals referred the case to the Florida Supreme Court, which accepted jurisdiction of the case. On December 5, 2012, the Florida Supreme Court held oral argument and took the matter under advisement. We believe this case is without merit and intend to defend it vigorously.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiffs allege that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers' confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicant's actuarial life expectancy. Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action. In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act ("RICO"); aiding and abetting breach of fiduciary duty and for unjust enrichment.  On September 13, 2010, the court dismissed the plaintiff's RICO claims.  On October 25, 2010, the plaintiffs filed a second amended complaint re-alleging their RICO claims.  On March 29, 2012, the court denied plaintiff's motion for certification of a nationwide class and denied plaintiff's motion for certification of a California class. The court allowed the plaintiff the opportunity to file a renewed motion for a California class, which the plaintiff did on May 21, 2012. On July 24, 2012, Bankers Life filed a motion for summary judgment. We believe this case is without merit and intend to defend it vigorously.
On August 23, 2012, a purported class action was filed in the United States District Court for the District of Massachusetts (Boston), Fay Glick, on behalf of herself and all others similarly situated, v. Bankers Life & Casualty Company, Case No. 1:12-cv-11579. The plaintiff is seeking injunctive and declaratory relief and damages arising from Bankers' alleged systematic business practices of delaying and/or denying the payment of claims for benefits provided for under its healthcare insurance policies and recovery of undisclosed interest that Bankers has charged on any policyholders who paid premiums on a monthly or "modal" basis (as opposed to paying premiums on an annual basis). On January 30, 2013, the court dismissed the modal premium related claims. Trial of the purported class claims has been set for December 2, 2013. We believe this case is without merit and intend to defend it vigorously.

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

The states of Pennsylvania, Illinois, Texas, Florida and Indiana led a multistate examination of the long-term care claims administration and complaint handling practices of Senior Health and Bankers Life, as well as the sales and marketing practices of Bankers Life.  On May 7, 2008, we announced a settlement among the state insurance regulators and Senior Health and Bankers Life.  This examination covered the years 2005, 2006 and 2007.  More than 40 states are parties to the settlement, which included a Senior Health fine of up to $2.3 million, with up to an additional $10 million payable, on the part of either Senior Health and/or Bankers Life, in the event the process improvements and benchmarks are not met.  Pursuant to the settlement agreement, the lead states conducted a re-examination of Bankers Life to confirm compliance with the process improvements and benchmarks. On November 9, 2012, Bankers Life and the lead states executed a regulatory settlement agreement finalizing the re-examination, pursuant to which Bankers Life paid a fine of $3.2 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 38 states and the District of Columbia are currently participating in this examination.

Guaranty Fund Assessments

The balance sheet at December 31, 2012, included: (i) accruals of $30.5 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2012; and (ii) receivables of $24.0 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2011, such guaranty fund assessment accruals were $25.2 million and such receivables were $19.6 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $4.3 million, $2.3 million and $2.4 million in 2012, 2011 and 2010, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $26.0 million and $24.8 million at December 31, 2012 and 2011, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $47.5 million, $43.5 million and $42.8 million in 2012, 2011 and 2010, respectively. Future required minimum payments as of December 31, 2012, were as follows (dollars in millions):

2013	$44.3
2014	31.4
2015	21.1
2016	17.8
2017	15.2
Thereafter	25.3
Total	$155.1

8. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agents' deferred compensation plan was $151.7 million and $136.4 million at December 31, 2012 and 2011, respectively. Costs incurred on this plan were $20.5 million, $26.3 million and $13.0 million during 2012, 2011 and 2010, respectively (including the recognition of losses of $7.5 million, $16.2 million and $3.6 million in 2012, 2011 and 2010, respectively, primarily resulting from changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost during 2013 is $4.0 million. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $123.0 million and $103.9 million at December 31, 2012 and 2011, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $9.0 million, $(3.8) million and $5.0 million in 2012, 2011 and 2010, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

We used the following assumptions for the deferred compensation plan to calculate:

	2012	2011
Benefit obligations:
Discount rate	4.00%	4.50%
Net periodic cost:
Discount rate	4.50%	5.50%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2012, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 4 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2012 were as follows (dollars in millions):

2013	$5.5
2014	6.0
2015	6.2
2016	6.4
2017	6.7
2018 - 2022	39.1

The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $4.5 million, $4.5 million and $4.1 million in 2012, 2011 and 2010, respectively. Employer matching contributions are discretionary.

9. SHAREHOLDERS' EQUITY

In November 2009, we completed the private sale of 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock to Paulson & Co. Inc. ("Paulson") on behalf of several investment funds and accounts managed by Paulson. Concurrently with the completion of the private placement of our common stock and warrants, we entered into an investor rights agreement with Paulson, pursuant to which we granted to Paulson, among other things, certain registration rights with respect to certain securities and certain preemptive rights, and Paulson agreed to, among other things, certain restrictions on transfer of certain securities, certain voting limitations and certain standstill provisions. The warrants have an exercise price of $6.50 per share of common stock, subject to customary anti-dilution adjustments. Prior to June 30, 2013, the warrants are not exercisable, except under limited circumstances. Commencing on June 30, 2013, the warrants will be exercisable for shares of our common stock at the option of the holder at any time, subject to certain exceptions. The warrants expire on December 30, 2016.

Prior to completing the private placement with Paulson, our Board of Directors deemed Paulson an "Exempted Entity" and therefore not an "Acquiring Person" for purposes of our Section 382 Rights Agreement, with respect to the 16.4 million shares of common stock, any shares of common stock issued upon exercise of the warrants, any common stock issued upon conversion of the 7.0% Debentures owned by Paulson, as well as the shares of common stock Paulson owned prior to the private placement. In connection with their approval of the Amended Section 382 Rights Agreement on December 6, 2011, our Board of Directors reaffirmed that Paulson would continue to be deemed an "Exempted Entity" with respect to the CNO securities it owned at that time. See the note to the consolidated financial statements entitled "Income Taxes" for more information on the Section 382 Rights Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2012		2011		2010
Balance, beginning of year	241,305		251,084		250,786
Treasury stock purchased and retired	(21,533)		(11,120)		—
Stock options exercised	1,191		862		33
Restricted stock vested	539	(a)	479	(a)	265	(a)
Balance, end of year	221,502		241,305		251,084

____________________

(a)
In 2012, 2011 and 2010, such amount was reduced by 237 thousand shares, 200 thousand shares and 74 thousand shares, respectively, which were tendered for the payment of federal and state taxes owed on the vesting of restricted stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities. During 2012, we repurchased 21.5 million shares of common stock for $180.2 million pursuant to the program. The Company had remaining repurchase authority of $350.0 million as of December 31, 2012.

In May 2012, we initiated a common stock dividend program. In the second, third and fourth quarters of 2012, dividends declared and paid on common stock were $0.02 per common share totaling $13.9 million.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2012, 9.7 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vest on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 through 2009 generally vest on a graded basis over a three year service term and expire five years from the date of grant. Our stock options granted in 2010, 2011 and 2012 vest on a graded basis over a three year service term and expire seven years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2012 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	7,712	$10.13
Options granted	1,389	7.55
Exercised	(1,191)	3.14		$2.7
Forfeited or terminated	(1,255)	16.13
Outstanding at the end of the year	6,655	9.72	3.4	$30.2
Options exercisable at the end of the year	3,715		1.7	$15.5
Available for future grant	9,713

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

We recognized compensation expense related to stock options totaling $6.7 million ($4.4 million after income taxes) in 2012, $.2 million ($.1 million after income taxes) in 2011 and $7.1 million ($4.6 million after income taxes) in 2010. Compensation expense in 2011 was reduced by $7.4 million to reflect the true-up of forfeiture estimates for awards with service conditions. Compensation expense related to stock options reduced both basic and diluted earnings (loss) per share by 2 cents, nil cents and 2 cents in 2012, 2011 and 2010, respectively. At December 31, 2012, the unrecognized compensation expense for non-vested stock options totaled $7.6 million which is expected to be recognized over a weighted average period of 1.9 years. Cash received from the exercise of stock options was $3.1 million, $2.2 million and $.1 million during 2012, 2011 and 2010, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2012	2011	2010
	Grants	Grants	Grants
Weighted average risk-free interest rates	.9%	2.2%	2.5%
Weighted average dividend yields	—%	—%	—%
Volatility factors	108%	107%	105%
Weighted average expected life (in years)	4.7	4.8	4.7
Weighted average fair value per share	$5.76	$5.68	$4.90

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2012, 2011 and 2010.

The following table summarizes information about stock options outstanding at December 31, 2012 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$1.13	171	1.3	$1.13	171	$1.13
$3.05 - $3.11	781	1.4	3.05	781	3.05
$4.79 - $6.77	1,150	4.2	6.40	527	6.36
$7.38 - $7.74	2,247	5.7	7.45	—	—
$8.29 - $11.20	1,054	0.7	10.38	984	10.53
$17.87 - $21.67	849	1.7	20.82	849	20.82
$22.42 - $25.45	403	3.1	23.20	403	23.20
	6,655			3,715

During 2012, 2011 and 2010, the Company granted .7 million, .9 million and 1.0 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $7.35 per share, $6.97 per share and $6.28 per share, respectively. The fair value of such grants totaled $5.0 million, $6.0 million and $6.2 million in 2012, 2011 and 2010, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2012 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	1,318	$6.09
Granted	686	7.35
Vested	(777)	5.64
Forfeited	(65)	7.05
Non-vested shares, end of year	1,162	7.08

At December 31, 2012, the unrecognized compensation expense for non-vested restricted stock totaled $5.4 million which is expected to be recognized over a weighted average period of 1.7 years. At December 31, 2011, the unrecognized compensation expense for non-vested restricted stock totaled $5.4 million. We recognized compensation expense related to restricted stock awards totaling $4.5 million, $4.3 million and $2.5 million in 2012, 2011 and 2010, respectively. The fair value of restricted stock that vested during 2012, 2011 and 2010 was $4.4 million, $3.2 million and $1.3 million, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In 2012, 2011 and 2010, the Company granted performance units totaling 406,500, 416,700 and 686,900, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time, each as defined in the award. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2009	331	825	—
Granted in 2010	—	—	687
Forfeited	(331)	(270)	(35)
Awards outstanding at December 31, 2010	—	555	652
Granted in 2011	—	—	417
Forfeited	—	(555)	(233)
Awards outstanding at December 31, 2011	—	—	836
Granted in 2012	203	—	203
Forfeited	(10)	—	(62)
Awards outstanding at December 31, 2012	193	—	977

The grant date fair value of the performance units awarded was $3.1 million and $3.1 million in 2012 and 2011, respectively. We recognized compensation expense of $3.8 million, $2.0 million and $2.2 million in 2012, 2011 and 2010, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement on January 20, 2009 and amended and extended the Section 382 Rights Agreement on December 6, 2011. The Amended Section 382 Rights Agreement is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Amended Section 382 Rights Agreement, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $25.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Amended Section 382 Rights Agreement. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2012	2011	2010
Net income for basic earnings per share	$221.0	$335.7	$240.6
Add: interest expense on 7.0% Debentures, net of income taxes	12.2	14.7	13.3
Net income for diluted earnings per share	$233.2	$350.4	$253.9
Shares:
Weighted average shares outstanding for basic earnings per share	233,685	247,952	250,973
Effect of dilutive securities on weighted average shares:
7% Debentures	44,037	53,367	49,014
Stock options, restricted stock and performance units	2,762	2,513	1,871
Warrants	943	249	—
Dilutive potential common shares	47,742	56,129	50,885
Weighted average shares outstanding for diluted earnings per share	281,427	304,081	301,858

In August 2005, we completed the private offering of the 3.5% Debentures. For periods in which the 3.5% Debentures were outstanding, the conversion feature of the 3.5% Debentures did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $26.66. Therefore, the 3.5% Debentures had no effect on our diluted shares outstanding or our diluted earnings per share in 2010.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock). Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events in accordance with the terms of the 7.0% Debentures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2012	2011	2010
Direct premiums collected	$3,883.1	$4,214.7	$4,252.0
Reinsurance assumed	70.4	87.7	99.4
Reinsurance ceded	(237.1)	(243.2)	(264.7)
Premiums collected, net of reinsurance	3,716.4	4,059.2	4,086.7
Change in unearned premiums	20.8	17.2	2.9
Less premiums on universal life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,296.7)	(1,693.5)	(1,730.1)
Premiums on traditional products with mortality or morbidity risk	2,440.5	2,382.9	2,359.5
Fees and surrender charges on interest-sensitive products	314.9	307.6	310.5
Insurance policy income	$2,755.4	$2,690.5	$2,670.0

The four states with the largest shares of 2012 collected premiums were Florida (7.7 percent), California (6.5 percent), Texas (6.4 percent) and Pennsylvania (6.2 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2012	2011	2010
Commission expense	$115.8	$131.7	$130.9
Salaries and wages	226.6	212.2	216.1
Other	476.9	360.6	343.3
Total other operating costs and expenses	$819.3	$704.5	$690.3

Changes in the present value of future profits were as follows (dollars in millions):

	2012	2011	2010
Balance, beginning of year	$697.7	$1,008.6	$1,175.9
Amortization	(93.5)	(113.7)	(139.0)
Amounts related to fair value adjustment of fixed maturities, available for sale	21.8	(197.2)	(28.3)
Balance, end of year	$626.0	$697.7	$1,008.6

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 9 percent of the December 31, 2012 balance of the present value of future profits in 2013, 8 percent in 2014, 7 percent in 2015, 7 percent in 2016 and 6 percent in 2017. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2012, 2011 and 2010.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in deferred acquisition costs were as follows (dollars in millions):

	2012	2011	2010
Balance, beginning of year	$797.1	$999.6	$1,063.0
Additions	191.7	216.7	231.8
Amortization	(195.5)	(183.7)	(186.0)
Amounts related to fair value adjustment of fixed maturities, available for sale	(163.6)	(235.5)	(98.5)
Other adjustments	—	—	(10.7)
Balance, end of year	$629.7	$797.1	$999.6

11. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2012	2011	2010
Cash flows from operating activities:
Net income	$221.0	$335.7	$240.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	315.0	323.6	346.5
Income taxes	(71.8)	(32.9)	(16.1)
Insurance liabilities	330.0	346.4	437.6
Accrual and amortization of investment income	(100.7)	64.5	(62.0)
Deferral of policy acquisition costs	(191.7)	(216.7)	(225.2)
Net realized investment gains	(81.1)	(61.8)	(30.2)
Loss on extinguishment of debt	200.2	3.4	6.8
Other	14.0	12.6	36.0
Net cash provided by operating activities	$634.9	$774.8	$734.0

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2012	2011	2010
Stock options, restricted stock and performance units	$13.7	$5.2	$11.4
Change in securities lending collateral	—	—	103.7
Change in securities lending payable	—	—	(103.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2012	2011
Statutory capital and surplus	$1,560.4	$1,578.1
Asset valuation reserve	222.2	168.4
Interest maintenance reserve	585.8	552.0
Total	$2,368.4	$2,298.5

Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2012 and 2011, which was eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $350.4 million, $366.8 million and $181.9 million in 2012, 2011 and 2010, respectively. Included in such net income were net realized capital gains (losses), net of income taxes, of $13.0 million, $3.7 million and $(79.6) million in 2012, 2011 and 2010, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $155.3 million, $147.7 million and $132.4 million in 2012, 2011 and 2010, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". During 2012, our insurance subsidiaries paid extraordinary dividends of $265.0 million to CDOC, Inc. ("CDOC") (our wholly owned subsidiary and the immediate parent of Washington National, Conseco Life and Conseco Life Insurance Company of Texas). We paid a capital contribution to our insurance subsidiaries of $26.0 million in 2012, which had been accrued at December 31, 2011.

Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2012. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. The payment of interest on surplus debentures requires either prior written notice or approval of the director or commissioner of the applicable state insurance department. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The 2012 statutory annual statements to be filed with the state insurance regulators of each of our insurance subsidiaries are expected to reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. Conseco Life's domestic state is expected to adopt the increased RBC requirements described in the preceding paragraph, in which event, they would be effective for the calculation of Conseco Life's RBC ratio as of December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been subject to the trend test described above and Conseco Life would have been required to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, has reported statutory financial results that indicate a surplus deficiency under this calculation. We have been in contact with regulators in Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in the third quarter of 2012, primarily related to a pending legal settlement. Based on our current discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital or retain greater amounts of capital to strengthen the surplus of certain insurance subsidiaries. Any election to contribute or retain additional capital could impact the amounts our insurance subsidiaries pay as dividends to the holding company. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher ratings and by the capital levels that we target for our insurance subsidiaries.

At December 31, 2012, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our New Senior Secured Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2012	2011	2010
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$28.4	$33.4	$39.5
Health	1,342.7	1,347.3	1,366.0
Life	286.3	231.7	190.7
Net investment income (a)	838.9	766.3	758.9
Fee revenue and other income (a)	15.2	13.8	12.8
Total Bankers Life revenues	2,511.5	2,392.5	2,367.9
Washington National:
Insurance policy income:
Health	572.4	565.7	559.3
Life	15.2	15.6	16.8
Other	2.8	3.8	4.9
Net investment income (a)	204.1	189.5	185.4
Fee revenue and other income (a)	1.1	1.0	1.1
Total Washington National revenues	795.6	775.6	767.5
Colonial Penn:
Insurance policy income:
Health	5.2	5.9	6.8
Life	212.6	197.1	188.1
Net investment income (a)	40.4	41.1	39.3
Fee revenue and other income (a)	.7	.9	.7
Total Colonial Penn revenues	258.9	245.0	234.9
Other CNO Business:
Insurance policy income:
Annuities	10.6	12.2	12.9
Health	25.7	27.7	29.9
Life	252.9	248.4	252.5
Other	.6	1.7	2.6
Net investment income (a)	340.6	344.1	364.6
Total Other CNO Business revenues	630.4	634.1	662.5
Corporate operations:
Net investment income	62.4	13.1	18.7
Fee and other income	2.8	2.5	2.2
Total corporate revenues	65.2	15.6	20.9
Total revenues	4,261.6	4,062.8	4,053.7
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2012	2011	2010
Expenses:
Bankers Life:
Insurance policy benefits	$1,642.9	$1,570.1	$1,607.3
Amortization	187.6	206.3	207.9
Interest expense on investment borrowings	5.3	4.8	1.0
Other operating costs and expenses	374.8	320.4	314.2
Total Bankers Life expenses	2,210.6	2,101.6	2,130.4
Washington National:
Insurance policy benefits	447.1	464.5	450.6
Amortization	47.7	44.9	46.6
Interest expense on investment borrowings	2.8	.7	—
Other operating costs and expenses	170.9	169.4	169.9
Total Washington National expenses	668.5	679.5	667.1
Colonial Penn:
Insurance policy benefits	161.1	150.1	144.8
Amortization	15.0	15.0	12.5
Other operating costs and expenses	91.4	84.6	73.4
Total Colonial Penn expenses	267.5	249.7	230.7
Other CNO Business:
Insurance policy benefits	508.4	479.9	521.0
Amortization	33.8	39.8	48.7
Interest expense on investment borrowings	19.9	20.3	20.0
Other operating costs and expenses	117.1	78.8	82.0
Total Other CNO Business expenses	679.2	618.8	671.7
Corporate operations:
Interest expense on corporate debt	66.2	76.3	79.3
Interest expense on borrowings of variable interest entities	20.0	11.8	12.9
Interest expense on investment borrowings	.4	.2	—
Loss on extinguishment of debt	200.2	3.4	6.8
Other operating costs and expenses	65.1	51.3	50.8
Total corporate expenses	351.9	143.0	149.8
Total expenses	4,177.7	3,792.6	3,849.7
Income (loss) before net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes:
Bankers Life	300.9	290.9	237.5
Washington National	127.1	96.1	100.4
Colonial Penn	(8.6)	(4.7)	4.2
Other CNO Business	(48.8)	15.3	(9.2)
Corporate operations	(286.7)	(127.4)	(128.9)
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) and income taxes	$83.9	$270.2	$204.0
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	2012	2011	2010
Total segment revenues	$4,261.6	$4,062.8	$4,053.7
Net realized investment gains (losses)	81.1	61.8	30.2
Consolidated revenues	$4,342.7	$4,124.6	$4,083.9

Total segment expenses	$4,177.7	$3,792.6	$3,849.7
Insurance policy benefits - fair value changes in embedded derivative liabilities (a)	4.4	34.4	—
Amortization related to fair value changes in embedded derivative liabilities (a)	(1.6)	(14.0)	—
Amortization related to net realized investment gains (losses)	6.5	5.4	9.3
Consolidated expenses	$4,187.0	$3,818.4	$3,859.0

____________

(a)
Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which resulted in $2.8 million and $20.4 million of decreased earnings in 2012 and 2011, respectively, since the volatility caused by the accounting requirements to record embedded options at fair value was no longer being offset.

Segment balance sheet information was as follows (dollars in millions):

	2012	2011
Assets:
Bankers Life	$17,637.7	$16,800.0
Washington National	4,499.5	4,360.4
Colonial Penn	917.8	879.2
Other CNO Business	8,679.5	8,964.9
Corporate operations	2,396.9	1,917.4
Total assets	$34,131.4	$32,921.9
Liabilities:
Bankers Life	$15,590.1	$14,757.1
Washington National	3,425.6	3,449.1
Colonial Penn	749.6	742.4
Other CNO Business	7,451.1	7,857.8
Corporate operations	1,865.7	1,501.7
Total liabilities	$29,082.1	$28,308.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2012
Bankers Life	$168.8	$332.8	$14,548.0
Washington National	375.8	157.3	2,911.7
Colonial Penn	63.6	57.5	763.1
Other CNO Business	17.8	82.1	6,866.7
Total	$626.0	$629.7	$25,089.5
2011
Bankers Life	$201.8	$491.0	$13,720.4
Washington National	402.0	142.3	2,954.7
Colonial Penn	72.6	51.5	725.5
Other CNO Business	21.3	112.3	7,296.9
Total	$697.7	$797.1	$24,697.5

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

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,123.9	$1,065.0	$1,093.0	$1,060.8
Income (loss) before income taxes	$92.3	$104.5	$(158.8)	$117.7
Income tax expense (benefit)	33.2	38.8	(153.8)	16.5
Net income (loss)	$59.1	$65.7	$(5.0)	$101.2
Earnings per common share:
Basic:
Net income (loss)	$.25	$.28	$(.02)	$.45
Diluted:
Net income (loss)	$.21	$.24	$(.02)	$.41

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,049.2	$1,032.0	$992.3	$1,051.1
Income before income taxes	$70.4	$71.8	$61.7	$102.3
Income tax expense (benefit)	25.0	25.4	(117.8)	37.9
Net income	$45.4	$46.4	$179.5	$64.4
Earnings per common share:
Basic:
Net income	$.18	$.18	$.73	$.27
Diluted:
Net income	$.16	$.16	$.61	$.23

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs.

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	December 31, 2012
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$814.3	$—	$814.3
Notes receivable of VIEs held by insurance subsidiaries	—	(78.5)	(78.5)
Cash and cash equivalents held by variable interest entities	54.2	—	54.2
Accrued investment income	1.8	—	1.8
Income tax assets, net	3.3	(2.6)	.7
Other assets	9.6	—	9.6
Total assets	$883.2	$(81.1)	$802.1
Liabilities:
Other liabilities	$39.9	$(3.3)	$36.6
Borrowings related to variable interest entities	767.0	—	767.0
Notes payable of VIEs held by insurance subsidiaries	82.5	(82.5)	—
Total liabilities	$889.4	$(85.8)	$803.6

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

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2012	2011	2010
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$31.3	$18.8	$20.1
Fee revenue and other income	1.6	1.2	.6
Total revenues	32.9	20.0	20.7
Expenses:
Interest expense	20.0	11.8	12.9
Other operating expenses	.6	.7	.6
Total expenses	20.6	12.5	13.5
Income before net realized investment losses and income taxes	12.3	7.5	7.2
Net realized investment losses	(.4)	(1.3)	(3.7)
Income before income taxes	$11.9	$6.2	$3.5

The investment portfolios held by the VIEs are primarily comprised of corporate fixed maturity securities which are almost entirely rated as below-investment grade securities.  At December 31, 2012, such securities had an amortized cost of $809.3 million; gross unrealized gains of $6.6 million; gross unrealized losses of $1.6 million; and an estimated fair value of $814.3 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2012, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.8	$3.8
Due after one year through five years	400.7	402.3
Due after five years through ten years	404.8	408.2
Total	$809.3	$814.3

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2012, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.8	$1.8
Due after one year through five years	118.6	117.1
Due after five years through ten years	54.4	54.3
Total	$174.8	$173.2

There were no investments held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of December 31, 2012.

During 2012, we recognized net realized investment losses on the VIE investments of $.4 million, which were comprised of $.4 million of net gains from the sales of fixed maturities, and $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During 2011, we recognized net realized investment losses on the VIE investments of $1.3 million, which were comprised of $3.0 million of net gains from the sales of fixed maturities, and $4.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2010, we recognized net realized investment losses on the VIE investments of $3.7 million, which were comprised of $.4 million of net losses from the sales of fixed maturities, and $3.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2012, there were no investments held by the VIEs that were in default.

During 2012, $34.9 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.3 million. During 2011, $27.5 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.7 million.

At December 31, 2012, the VIEs held:  (i) investments with a fair value of $114.1 million and gross unrealized losses of $.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $59.1 million and gross unrealized losses of $.9 million that had been in an unrealized loss position for greater than twelve months.

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

The investments held by the VIEs are evaluated for other-than-temporary declines in fair value in a manner that is consistent with the Company's fixed maturities, available for sale.

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

At December 31, 2012, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $28.4 million (classified as other invested assets).  At December 31, 2012, we had unfunded commitments to these partnerships of $40.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

16. SUBSEQUENT EVENT

On February 11, 2013, we commenced a tender offer to purchase for cash any and all of our outstanding 7.0% Debentures. The tender offer (the "Offer") is being made pursuant to the terms set forth in our Offer to Purchase, dated February 11, 2013 (the "Offer to Purchase"), and the related Letter of Transmittal. The Offer will expire on March 27, 2013, (the "Expiration Date") unless it is extended or earlier terminated by us.
The Offer is being conducted as part of our previously announced securities repurchase program. As of February 8, 2013, we had repurchase capacity of approximately $350.0 million under our securities repurchase program. As of February 8, 2013, there was $93.0 million aggregate principal amount of 7.0% Debentures outstanding.
Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tender and do not withdraw their 7.0% Debentures prior to the Expiration Date, will receive, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price (the "Purchase Price") equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer to Purchase) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25, provided that in no event will the Purchase Price be less than $1,454.13 per $1,000 principal amount of such 7.0% Debentures. The Purchase Price will not be adjusted at any time during the Offer for any dividends declared and/or paid on our common stock during the Offer. In addition to the Purchase Price, holders will receive accrued and unpaid interest on any 7.0% Debentures that are tendered to, but excluding, the settlement date of the offer.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  As required by Rule 15d-15(d) under the Securities and Exchange Act of 1934, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the Company's internal control over financial reporting was conducted to determine whether any changes occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As reported in our Form 10-Q/A for the quarterly period ended September 30, 2012, we identified an inadvertent error related to the calculation of shadow

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

adjustments impacting accumulated other comprehensive income. Specifically, controls in place to ensure the accurate calculation of these adjustments did not operate effectively. Therefore, management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012. During the quarter ended December 31, 2012, we have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively. The Company has completed its testing of the controls over the calculation of shadow adjustments and concluded that the material weakness identified as of September 30, 2012 has been remediated.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 117 for a list of financial statements included in this Report.
	2.	Financial Statement Schedules:
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

Dated:  February 19, 2013

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 19, 2013
Edward J. Bonach	(Principal Executive Officer)

/s/ FREDERICK J. CRAWFORD	Executive Vice President	February 19, 2013
Frederick J. Crawford	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 19, 2013
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 19, 2013
Ellyn L. Brown

/s/ ROBERT C. GREVING	Director	February 19, 2013
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 19, 2013
Mary R. Henderson

/s/ R. KEITH LONG	Director	February 19, 2013
R. Keith Long

/s/ NEAL C. SCHNEIDER	Director	February 19, 2013
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 19, 2013
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 19, 2013
Michael T. Tokarz

/s/ JOHN G. TURNER	Director	February 19, 2013
John G. Turner

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors
of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 19, 2013 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for costs associated with acquiring or renewing insurance contracts effective January 1, 2012.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 19, 2013

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2012 and 2011
(Dollars in millions)

ASSETS
	2012	2011
Fixed maturities, available for sale, at fair value (amortized cost: 2012 - $66.3; 2011 - $93.3)	$68.5	$93.5
Cash and cash equivalents - unrestricted	165.7	70.2
Cash and cash equivalents - restricted	—	26.0
Equity securities at fair value (cost: 2012 - $28.5; 2011 - $18.7)	30.0	17.9
Trading securities	2.3	16.5
Other invested assets	26.3	28.6
Investment in wholly-owned subsidiaries (eliminated in consolidation)	6,034.5	5,488.6
Receivable from subsidiaries (eliminated in consolidation)	1.4	4.1
Other assets	22.7	19.1
Total assets	$6,351.4	$5,764.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,004.2	$857.9
Payable to subsidiaries (eliminated in consolidation)	110.9	84.6
Income tax liabilities, net	105.6	100.2
Investment borrowings	—	24.8
Other liabilities	81.4	83.2
Total liabilities	1,302.1	1,150.7
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2012 – 221,502,371; 2011 – 241,304,503)	4,176.9	4,364.3
Accumulated other comprehensive income	1,197.4	781.6
Accumulated deficit	(325.0)	(532.1)
Total shareholders' equity	5,049.3	4,613.8
Total liabilities and shareholders' equity	$6,351.4	$5,764.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Revenues:
Net investment income (loss)	$22.3	$(4.0)	$—
Net realized investment gains	1.9	1.0	—
Investment income from subsidiaries (eliminated in consolidation)	—	.2	—
Total revenues	24.2	(2.8)	—
Expenses:
Interest expense	66.6	76.3	79.3
Intercompany expenses (eliminated in consolidation)	.4	.3	1.3
Operating costs and expenses	50.9	53.8	49.3
Loss on extinguishment of debt	200.2	3.4	6.8
Total expenses	318.1	133.8	136.7
Loss before income taxes and equity in undistributed earnings of subsidiaries	(293.9)	(136.6)	(136.7)
Income tax benefit on period income	(59.8)	(42.2)	(50.8)
Loss before equity in undistributed earnings of subsidiaries	(234.1)	(94.4)	(85.9)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	455.1	430.1	326.5
Net income	$221.0	$335.7	$240.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Cash flows used by operating activities	$(95.3)	$(85.5)	$(119.1)
Cash flows from investing activities:
Sales of investments	159.7	1,422.9	—
Sales of investments - affiliated*	—	10.0	—
Purchases of investments	(145.0)	(1,569.5)	—
Purchases of investments - affiliated*	—	(10.0)	—
Net sales (purchases) of trading securities	37.4	(16.5)	—
Dividends received from consolidated subsidiary, net of capital contributions*	245.0	236.0	26.6
Change in restricted cash	26.0	(26.0)	—
Net cash provided by investing activities	323.1	46.9	26.6
Cash flows from financing activities:
Issuance of notes payable, net	944.5	—	756.1
Payments on notes payable	(810.6)	(144.8)	(793.6)
Issuance of common stock	3.1	2.2	—
Payments to repurchase common stock	(180.2)	(69.8)	—
Common stock dividends paid	(13.9)	—	—
Expenses related to extinguishment of debt	(183.0)	—	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(24.0)	—	—
Investment borrowings - repurchase agreements, net	(24.8)	24.8	—
Issuance of notes payable to affiliates*	208.6	169.7	177.0
Payments on notes payable to affiliates*	(52.0)	(33.3)	(32.3)
Net cash provided (used) by financing activities	(132.3)	(51.2)	107.2
Net increase (decrease) in cash and cash equivalents	95.5	(89.8)	14.7
Cash and cash equivalents, beginning of the year	70.2	160.0	145.3
Cash and cash equivalents, end of the year	$165.7	$70.2	$160.0

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

Certain items related to our insurance subsidiaries have been restated to reflect the adoption of authoritative guidance related to the accounting for incremental direct costs associated with the successful acquisition of new or renewal insurance contracts. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in Item 8 for additional information. The adoption of such guidance, referred to as ASU 2010-26, affected prior period information as follows (dollars in millions):

	December 31, 2011
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Investment in wholly-owned subsidiaries	$5,907.4	$(418.8)	$5,488.6
Total assets	6,183.3	(418.8)	5,764.5

Accumulated other comprehensive income	625.5	156.1	781.6
Retained earnings (accumulated deficit)	42.8	(574.9)	(532.1)
Total shareholders' equity	5,032.6	(418.8)	4,613.8
Total liabilities and shareholders' equity	6,183.3	(418.8)	5,764.5

	Year ended
	December 31, 2011
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Equity in undistributed earning of subsidiaries	$476.9	$(46.8)	$430.1
Net income	382.5	(46.8)	335.7

	Year ended
	December 31, 2010
	Amounts prior to adoption of ASU 2010-26	Effect of adoption of ASU 2010-26	As reported
Equity in undistributed earning of subsidiaries	$370.5	$(44.0)	$326.5
Net income	284.6	(44.0)	240.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Life insurance inforce:
Direct	$53,750.8	$56,540.1	$59,388.5
Assumed	325.7	349.3	374.2
Ceded	(12,392.4)	(13,616.9)	(14,800.9)
Net insurance inforce	$41,684.1	$43,272.5	$44,961.8
Percentage of assumed to net	.8%	.8%	.8%

	2012	2011	2010
Insurance policy income:
Direct	$2,591.1	$2,540.6	$2,525.5
Assumed	69.4	80.4	92.6
Ceded	(220.0)	(238.1)	(258.6)
Net premiums	$2,440.5	$2,382.9	$2,359.5
Percentage of assumed to net	2.8%	3.4%	3.9%

EXHIBIT INDEX
Exhibit
No.    Description

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 12, 2010.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of August 1, 2012, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed August 1, 2012.

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

4.4
Indenture for 6.375% Senior Secured Notes due 2020, dated as of September 28, 2012, by and among CNO Financial Group, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 1, 2012.

4.5	Form of 6.375% Senior Secured Note due 2020 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed October 1, 2012.

4.6
Indenture dated as of August 15, 2005 for 3.50% Convertible Debentures due September 30, 2035 between the Corporation and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed August 16, 2005.

4.7
Indenture dated as of October 16, 2009 for 7.0% Convertible Senior Debentures due 2016 between the Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 19, 2009, as amended by First Supplemental Indenture dated as of February 3, 2010, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 5, 2010.

4.8	Form of 7.0% Convertible Senior Debentures due 2016, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 19, 2009.

10.1
Security Agreement dated as of September 28, 2012 by and among CNO Financial Group, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 1, 2012.

10.2
Credit Agreement dated as of September 28, 2012 by and among CNO Financial Group, Inc., JPMorgan Chase Bank, N.A., as agent, and the lenders form time to time party thereto, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 1, 2012.

EXHIBIT INDEX
Exhibit
No.    Description

10.3
Guarantee and Security Agreement dated as of September 28, 2012 by and among CNO Financial Group, Inc., the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as agent, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 1, 2012.

10.4
Pari Passu Intercreditor Agreement dated as of September 28, 2012 among JPMorgan Chase Bank, N.A., as administrative agent for the credit agreement secured parties and Wilmington Trust, National Association, as collateral agent and authorized representative with respect to the 6.375% Senior Secured Notes due 2020, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 1, 2012.

10.5
Purchase Agreement dated September 20, 2012 among CNO Financial Group, Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as representatives of the several initial purchasers named therein, relating to the 6.375% Senior Secured Notes due 2020, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 21, 2012.

10.6
Debenture Repurchase Agreement dated September 4, 2012 among CNO Financial Group, Inc., Paulson Credit Opportunities Master Ltd. and Paulson Recovery Master Fund Ltd., incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Current Report on Form 8-K/A filed September 10, 2012.

10.7
Stock and Warrant Purchase Agreement dated as of October 13, 2009 by and between the Corporation and Paulson & Co. Inc. on behalf of several investment funds and accounts managed by it, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 13, 2009.

10.8
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

10.13
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

EXHIBIT INDEX
Exhibit
No.    Description

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

10.19
Amended and Restated Employment Agreement dated as of May 25, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.20
Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

10.26
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.27
Employment Agreement dated as of July 23, 2012 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

EXHIBIT INDEX
Exhibit
No.    Description

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

COMPENSATION PLANS AND ARRANGEMENTS

10.9
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

EXHIBIT INDEX
Exhibit
No.    Description

10.18
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.19
Amended and Restated Employment Agreement dated as of May 25, 2010 between CNO Services, LLC (formerly Conseco Services, LLC) and Susan L. Menzel, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.20
Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

10.26
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.27
Employment Agreement dated as of July 23, 2012 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.