Form 10-Q
period 2013-03-31
CNO Financial Group, Inc.
filed 2013-04-29
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of April 17, 2013:  222,169,106

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2013	December 31, 2012
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2013 - $22,115.0; December 31, 2012 - $21,626.8)	$24,894.5	$24,614.1
Equity securities at fair value (cost: March 31, 2013 - $206.0; December 31, 2012 - $167.1)	216.9	171.4
Mortgage loans	1,639.8	1,573.2
Policy loans	271.5	272.0
Trading securities	229.8	266.2
Investments held by variable interest entities	1,009.9	814.3
Other invested assets	309.7	248.1
Total investments	28,572.1	27,959.3
Cash and cash equivalents - unrestricted	251.6	582.5
Cash and cash equivalents held by variable interest entities	462.2	54.2
Accrued investment income	315.8	286.2
Present value of future profits	606.6	626.0
Deferred acquisition costs	654.4	629.7
Reinsurance receivables	2,879.5	2,927.7
Income tax assets, net	708.5	716.9
Assets held in separate accounts	15.5	14.9
Other assets	433.0	334.0
Total assets	$34,899.2	$34,131.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2013	December 31, 2012
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$12,867.1	$12,893.2
Traditional products	11,130.9	11,196.3
Claims payable and other policyholder funds	996.3	985.1
Liabilities related to separate accounts	15.5	14.9
Other liabilities	903.0	570.6
Investment borrowings	1,880.2	1,650.8
Borrowings related to variable interest entities	1,143.4	767.0
Notes payable – direct corporate obligations	934.2	1,004.2
Total liabilities	29,870.6	29,082.1
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2013 - 223,502,106; December 31, 2012 – 221,502,371)	2.2	2.2
Additional paid-in capital	4,173.2	4,174.7
Accumulated other comprehensive income	1,170.7	1,197.4
Accumulated deficit	(317.5)	(325.0)
Total shareholders' equity	5,028.6	5,049.3
Total liabilities and shareholders' equity	$34,899.2	$34,131.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Insurance policy income	$691.2	$686.3
Net investment income (loss):
General account assets	351.9	345.2
Policyholder and reinsurer accounts and other special-purpose portfolios	77.7	65.6
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	15.3	30.8
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(7.9)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	—	(7.9)
Total realized gains	15.3	22.9
Fee revenue and other income	6.5	3.9
Total revenues	1,142.6	1,123.9
Benefits and expenses:
Insurance policy benefits	754.1	689.0
Interest expense	27.3	28.8
Amortization	79.3	86.6
Loss on extinguishment of debt	57.7	.2
Other operating costs and expenses	189.6	227.0
Total benefits and expenses	1,108.0	1,031.6
Income before income taxes	34.6	92.3
Income tax expense (benefit):
Income tax expense on period income	33.2	33.2
Valuation allowance for deferred tax assets	(10.5)	—
Net income	$11.9	$59.1
Earnings per common share:
Basic:
Weighted average shares outstanding	222,081,000	240,895,000
Net income	$.05	$.25
Diluted:
Weighted average shares outstanding	243,467,000	297,343,000
Net income	$.05	$.21

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2013	2012

Net income	$11.9	$59.1
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(183.3)	51.9
Amortization of present value of future profits and deferred acquisition costs	20.7	(20.0)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	135.3	30.3
Reclassification adjustments:
For net realized investment gains included in net income	(14.8)	(21.6)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	.8	1.1
Unrealized gains (losses) on investments	(41.3)	41.7
Change related to deferred compensation plan	1.0	.8
Other comprehensive income (loss) before tax	(40.3)	42.5
Income tax (expense) benefit related to items of accumulated other comprehensive income	13.6	(16.1)
Other comprehensive income (loss), net of tax	(26.7)	26.4
Comprehensive income (loss)	$(14.8)	$85.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance, December 31, 2011	$4,364.3	$781.6	$(532.1)	$4,613.8
Net income	—	—	59.1	59.1
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $14.3)	—	23.1	—	23.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.8)	—	3.3	—	3.3
Cost of shares acquired	(18.9)	—	—	(18.9)
Stock options, restricted stock and performance units	2.6	—	—	2.6
Balance, March 31, 2012	$4,348.0	$808.0	$(473.0)	$4,683.0

Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	11.9	11.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $13.8)	—	(27.0)	—	(27.0)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.2)	—	.3	—	.3
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Dividends on common stock	—	—	(4.4)	(4.4)
Stock options, restricted stock and performance units	11.1	—	—	11.1
Balance, March 31, 2013	$4,175.4	$1,170.7	$(317.5)	$5,028.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Insurance policy income	$622.4	$602.5
Net investment income	314.4	306.7
Fee revenue and other income	6.5	3.9
Insurance policy benefits	(542.4)	(565.3)
Interest expense	(20.1)	(26.5)
Deferrable policy acquisition costs	(53.5)	(46.2)
Other operating costs	(212.0)	(193.2)
Taxes	(.7)	(3.7)
Net cash provided by operating activities	114.6	78.2
Cash flows from investing activities:
Sales of investments	547.4	670.3
Maturities and redemptions of investments	630.4	417.1
Purchases of investments	(1,656.7)	(1,305.2)
Net sales of trading securities	41.2	7.9
Change in cash and cash equivalents held by variable interest entities	(408.0)	8.6
Other	(7.0)	(9.8)
Net cash used by investing activities	(852.7)	(211.1)
Cash flows from financing activities:
Payments on notes payable	(72.8)	(59.4)
Expenses related to extinguishment of debt	(54.7)	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(12.6)	—
Issuance of common stock	11.6	.1
Payments to repurchase common stock	—	(18.9)
Common stock dividends paid	(4.4)	—
Amounts received for deposit products	308.5	346.6
Withdrawals from deposit products	(374.1)	(406.3)
Issuance of investment borrowings:
Federal Home Loan Bank	200.0	—
Related to variable interest entities	376.3	—
Payments on investment borrowings:
Related to variable interest entities and other	(.1)	(.3)
Investment borrowings - repurchase agreements, net	29.5	8.6
Net cash provided (used) by financing activities	407.2	(129.6)
Net decrease in cash and cash equivalents	(330.9)	(262.5)
Cash and cash equivalents, beginning of period	582.5	436.0
Cash and cash equivalents, end of period	$251.6	$173.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with our bankruptcy reorganization which became effective on September 10, 2003.  The terms "CNO Financial Group, Inc.", the "Company", "we", "us", and "our" as used in these financial statements refer to CNO and its subsidiaries or, when the context requires otherwise, our Predecessor and its subsidiaries.  Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2013 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2012, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

OUT-OF-PERIOD ADJUSTMENT

We recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 2 cents per diluted share) in the three months ended March 31, 2013. We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the 2013 period, as well as the materiality to the periods in which they originated. The impact of correcting this error in prior years was not significant to any individual period. Management believes this error is immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gain (losses). Our trading securities totaled $229.8 million and $266.2 million at March 31, 2013 and December 31, 2012, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2013 and December 31, 2012, were as follows (dollars in millions):

	March 31, 2013	December 31, 2012
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$10.3	$9.8
Net unrealized gains on all other investments	2,787.9	2,986.5
Adjustment to present value of future profits (a)	(184.6)	(193.0)
Adjustment to deferred acquisition costs	(430.2)	(452.9)
Adjustment to insurance liabilities	(364.1)	(489.8)
Unrecognized net loss related to deferred compensation plan	(6.9)	(7.9)
Deferred income tax liabilities	(641.7)	(655.3)
Accumulated other comprehensive income	$1,170.7	$1,197.4
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At March 31, 2013, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(155.9) million, $(146.7) million, $(364.1) million and $240.0 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2013, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than- temporary impairments included in accumulated other comprehensive income
Corporate securities	$14,951.6	$2,086.1	$(33.6)	$17,004.1	$—
United States Treasury securities and obligations of United States government corporations and agencies	93.6	5.2	—	98.8	—
States and political subdivisions	1,883.0	278.4	(4.8)	2,156.6	—
Asset-backed securities	1,460.2	108.2	(3.4)	1,565.0	—
Collateralized debt obligations	338.8	10.1	(.1)	348.8	—
Commercial mortgage-backed securities	1,293.4	146.8	(.5)	1,439.7	—
Mortgage pass-through securities	16.6	1.0	—	17.6	—
Collateralized mortgage obligations	2,077.8	186.6	(.5)	2,263.9	(5.1)
Total fixed maturities, available for sale	$22,115.0	$2,822.4	$(42.9)	$24,894.5	$(5.1)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$201.4	$204.4
Due after one year through five years	1,696.6	1,853.2
Due after five years through ten years	4,302.4	4,854.5
Due after ten years	10,727.8	12,347.4
Subtotal	16,928.2	19,259.5
Structured securities	5,186.8	5,635.0
Total fixed maturities, available for sale	$22,115.0	$24,894.5

Net Realized Investment Gains (Losses)

During the first three months of 2013, we recognized net realized investment gains of $15.3 million, which were comprised of $19.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.5 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.5 million.

During the first three months of 2012, we recognized net realized investment gains of $22.9 million, which were comprised of $27.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.7 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $3.4 million, and $7.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

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

During the three months ended March 31, 2013, we sold $121.3 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $2.0 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2013, other-than-temporary impairments included in accumulated other comprehensive income of $5.1 million (before taxes and related amortization) related to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.6)	$(2.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	.1	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.5)	$(1.9)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$45.8	$(1.6)	$72.1	$(3.2)	$117.9	$(4.8)
Corporate securities	777.9	(25.8)	131.2	(7.8)	909.1	(33.6)
Asset-backed securities	183.3	(1.2)	70.7	(2.2)	254.0	(3.4)
Collateralized debt obligations	14.7	(.1)	—	—	14.7	(.1)
Commercial mortgage-backed securities	9.1	(.1)	3.7	(.4)	12.8	(.5)
Mortgage pass-through securities	.1	—	1.8	—	1.9	—
Collateralized mortgage obligations	55.9	(.4)	20.5	(.1)	76.4	(.5)
Total fixed maturities, available for sale	$1,086.8	$(29.2)	$300.0	$(13.7)	$1,386.8	$(42.9)
Equity securities	$—	$—	$—	$—	$—	$—

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2012 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$48.3	$(1.8)	68.7	$(3.4)	$117.0	$(5.2)
Corporate securities	338.1	(11.2)	174.5	(9.0)	512.6	(20.2)
Asset-backed securities	41.7	(.3)	111.6	(4.9)	153.3	(5.2)
Collateralized debt obligations	19.4	(.4)	32.5	(.6)	51.9	(1.0)
Commercial mortgage-backed securities	4.9	(.1)	6.2	(.5)	11.1	(.6)
Mortgage pass-through securities	—	—	1.9	—	1.9	—
Collateralized mortgage obligations	27.0	(.4)	33.8	(.3)	60.8	(.7)
Total fixed maturities, available for sale	$479.4	$(14.2)	$429.2	$(18.7)	$908.6	$(32.9)
Equity securities	$17.8	$(1.6)	$—	$—	$17.8	$(1.6)

Based on management's current assessment of investments with unrealized losses at March 31, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2013	2012
Net income for basic earnings per share	$11.9	$59.1
Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	1.2	3.7
Net income for diluted earnings per share	$13.1	$62.8
Shares:
Weighted average shares outstanding for basic earnings per share	222,081	240,895
Effect of dilutive securities on weighted average shares:
7% Debentures	16,591	53,367
Stock options, restricted stock and performance units	2,828	2,582
Warrants	1,967	499
Dilutive potential common shares	21,386	56,448
Weighted average shares outstanding for diluted earnings per share	243,467	297,343

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of an indenture dated as of October 16, 2009 (the "7.0% Indenture"). At March 31, 2013, the conversion rate was 183.8523 shares of our common stock for each $1,000 principal amount of 7.0% Debentures outstanding.

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.

We measure segment performance by excluding realized investment gains (losses), fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Realized investment gains (losses), fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt depend on market conditions and do not necessarily relate to the underlying business of our segments.  Realized investment gains (losses), fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$7.9	$7.2
Health	332.6	334.1
Life	77.5	65.2
Net investment income (a)	261.7	234.9
Fee revenue and other income (a)	3.7	2.9
Total Bankers Life revenues	683.4	644.3
Washington National:
Insurance policy income:
Health	144.6	142.4
Life	3.8	4.3
Other	.7	.7
Net investment income (a)	52.0	50.0
Fee revenue and other income (a)	.2	.2
Total Washington National revenues	201.3	197.6
Colonial Penn:
Insurance policy income:
Health	1.1	1.4
Life	55.8	52.0
Net investment income (a)	9.9	10.0
Fee revenue and other income (a)	.2	.2
Total Colonial Penn revenues	67.0	63.6
Other CNO Business:
Insurance policy income:
Annuities	1.7	2.5
Health	6.2	6.7
Life	59.1	69.6
Other	.2	.2
Net investment income (a)	89.7	92.7
Total Other CNO Business revenues	156.9	171.7
Corporate operations:
Net investment income	10.1	23.2
Fee and other income	1.7	.6
Total corporate revenues	11.8	23.8
Total revenues	1,120.4	1,101.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2013	2012
Expenses:
Bankers Life:
Insurance policy benefits	$470.5	$420.9
Amortization	54.5	56.9
Interest expense on investment borrowings	1.4	1.4
Other operating costs and expenses	94.9	94.6
Total Bankers Life expenses	621.3	573.8
Washington National:
Insurance policy benefits	118.3	115.7
Amortization	13.7	12.7
Interest expense on investment borrowings	.5	.7
Other operating costs and expenses	39.4	43.8
Total Washington National expenses	171.9	172.9
Colonial Penn:
Insurance policy benefits	43.0	42.1
Amortization	3.7	3.7
Other operating costs and expenses	25.7	27.6
Total Colonial Penn expenses	72.4	73.4
Other CNO Business:
Insurance policy benefits	125.4	121.9
Amortization	5.6	7.5
Interest expense on investment borrowings	4.8	5.1
Other operating costs and expenses	17.5	39.5
Total Other CNO Business expenses	153.3	174.0
Corporate operations:
Interest expense on corporate debt	15.1	17.5
Interest expense on borrowings of variable interest entities	—	4.0
Interest expense on investment borrowings	.1	.1
Other operating costs and expenses	8.7	21.5
Total corporate expenses	23.9	43.1
Total expenses	1,042.8	1,037.2
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes:

Bankers Life	62.1	70.5
Washington National	29.4	24.7
Colonial Penn	(5.4)	(9.8)
Other CNO Business	3.6	(2.3)
Corporate operations	(12.1)	(19.3)
Income before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	$77.6	$63.8
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Total segment revenues	$1,120.4	$1,101.0
Net realized investment gains	15.3	22.9
Revenues related to certain non-strategic investments and earnings attributable to non-controlling interests	6.9	—
Consolidated revenues	$1,142.6	$1,123.9

Total segment expenses	$1,042.8	$1,037.2
Insurance policy benefits - fair value changes in embedded derivative liabilities	(3.1)	(11.6)
Amortization related to fair value changes in embedded derivative liabilities	1.0	4.7
Amortization related to net realized investment gains	.8	1.1
Expenses related to certain non-strategic investments and earnings attributable to non-controlling interests	8.8	—
Loss on extinguishment of debt	57.7	.2
Consolidated expenses	$1,108.0	$1,031.6

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $57.9 million and $41.4 million in the three months ended March 31, 2013 and 2012, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $110.0 million and $54.4 million at March 31, 2013 and December 31, 2012, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $794.3 million at March 31, 2013 and $734.0 million at December 31, 2012. In the first three months of 2013 and 2012, we recognized a reduction to earnings of $2.1 million and $6.9 million, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2013, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $5.1 million and $5.5 million at March 31, 2013 and December 31, 2012, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease.

REINSURANCE

The cost of reinsurance ceded totaled $52.0 million and $57.2 million in the first quarters of 2013 and 2012, respectively. We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $53.6 million and $61.6 million in the first quarters of 2013 and 2012, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $13.7 million and $15.9 million in the first quarters of 2013 and 2012, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $8.9 million and $10.8 million in the first quarters of 2013 and 2012, respectively.

See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. The loss on extinguishment of debt of $57.7 million was treated as a discrete item in the three month period ended March 31, 2013. The components of income tax expense were as follows (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Current tax expense	$2.7	$3.3
Deferred tax expense	31.0	29.9
Income tax expense calculated based on estimated annual effective tax rate	33.7	33.2
Income tax benefit on discrete items:
Valuation allowance reduction applicable to utilization of capital loss carryforwards	(10.5)	—
Deferred tax benefit related to loss on extinguishment of debt	(.5)	—
Total income tax expense	$22.7	$33.2

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual tax rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2013	2012
U.S. statutory corporate rate	35.0%	35.0%
Nondeductible amounts	.1	(.1)
State taxes	1.4	1.1
Estimated annual effective tax rate	36.5%	36.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net federal operating loss carryforwards	$1,309.2	$1,330.2
Net state operating loss carryforwards	16.4	16.2
Tax credits	41.6	39.2
Capital loss carryforwards	285.7	296.2
Deductible temporary differences:
Insurance liabilities	759.3	746.3
Other	59.0	86.0
Gross deferred tax assets	2,471.2	2,514.1
Deferred tax liabilities:
Investments	(23.5)	(24.1)
Present value of future profits and deferred acquisition costs	(313.4)	(325.2)
Accumulated other comprehensive income	(641.7)	(655.3)
Gross deferred tax liabilities	(978.6)	(1,004.6)
Net deferred tax assets before valuation allowance	1,492.6	1,509.5
Valuation allowance	(756.4)	(766.9)
Net deferred tax assets	736.2	742.6
Current income taxes accrued	(27.7)	(25.7)
Income tax assets, net	$708.5	$716.9

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

In the first three months of 2013, we reduced our deferred tax valuation allowance by $10.5 million resulting from the utilization of capital loss carryforwards during the period. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.77 percent at March 31, 2013), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2013, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of March 31, 2013, we had $3.7 billion of federal NOLs and $.8 billion of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS does not ultimately agree with the positions we have taken with respect to the allocation of CODI and the loss on our investment in Senior Health, both as further described below (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards
2013	$—		$—		$778.5 (b)	$778.5
2014	—		—		28.6	28.6
2016	—		—		9.1	9.1
2018	400.2	(a)	—		—	400.2
2021	29.5		—		—	29.5
2022	204.1		—		—	204.1
2023	—	(b)	2,603.1	(a)	—	2,603.1
2024	—		3.2		—	3.2
2025	—		118.8		—	118.8
2027	—		216.8		—	216.8
2028	—		.5		—	.5
2029	—		148.9		—	148.9
2032	—		.8		—	.8
2033	—		14.7		—	14.7
Total	$633.8		$3,106.8		$816.2	$4,556.8

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

We had deferred tax assets related to NOLs for state income taxes of $16.4 million and $16.2 million at March 31, 2013 and December 31, 2012, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS has issued a proposed adjustment which is not in agreement with our position. We have been granted the opportunity to appeal the IRS proposed adjustment through their early appeals process. Due to uncertainties with respect to the position the IRS may take and limitations on our ability to utilize NOLs based on projected life and non-life income, we have consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance, pending resolution. If the IRS ultimately agrees with our position that the $631 million of CODI is a reduction to non-life NOLs, our valuation allowance would be reduced by approximately $140 million based on the income projection used in determining our valuation allowance. The outcome of this uncertainty cannot be predicted.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. We are exploring the use of tax planning strategies to utilize this loss, assuming it is ultimately determined to be a capital loss. We have not been able to conclude that the potential strategies we have identified are feasible and/or prudent as of March 31, 2013. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $135 million based on the income projections used in determining our valuation allowance.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013	December 31, 2012
Senior Secured Credit Agreement (as defined below)	$631.2	$644.6
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	33.7	93.0
Unamortized discount on Senior Secured Credit Agreement	(4.7)	(5.0)
Unamortized discount on 7.0% Debentures	(1.0)	(3.4)
Direct corporate obligations	$934.2	$1,004.2

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility; (ii) a $250.0 million four-year term loan facility; and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of March 31, 2013, no amounts have been borrowed under the revolving credit facility.

The revolving credit facility includes an uncommitted subfacility for swingline loans of up to $5.0 million, and up to $5.0 million of the revolving credit facility is available for the issuance of letters of credit. The six-year term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 1% and the four-year term loan facility amortizes in quarterly installments resulting in an annual amortization of 20% during the first and second years and 30% during the third and fourth years. Subject to certain conditions, the Company may incur additional incremental loans under the Senior Secured Credit Agreement in an amount of up to $250.0 million.

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 22.5%, but greater than 17.5%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 17.5%, the prepayment requirement shall not apply.

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

In the first three months of 2013, we made a mandatory prepayment of $1.5 million in an amount equal to 33% of our common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. We also made an additional payment of $12.0 million to cover the remaining portion of the scheduled quarterly principal payment due under the Senior Secured Credit Agreement.

The interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25% (such rate was 5.0 percent at March 31, 2013); (ii) the four-year term loan facility are, at the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Company's option, equal to a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00% (such rate was 4.25 percent at March 31, 2013); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 20.3 percent at March 31, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 7.51 to 1.00 for the period ended March 31, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 366 percent at March 31, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2013, was $1,814.1 million).

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to an Indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee and as collateral agent. The 6.375% Notes mature on October 1, 2020. Interest on the 6.375% Notes accrues at a rate of 6.375% per annum and is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2013. The 6.375% Notes and the guarantees thereof (the "Guarantees") are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' future subordinated indebtedness. The 6.375% Notes are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 6.375% Notes and the Guarantees are pari passu with respect to security and in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement. The 6.375% Notes are structurally subordinated to all of the liabilities and preferred stock of each of the Company's insurance subsidiaries, which are not guarantors of the 6.375% Notes.

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed 30 percent in the aggregate in any calendar year). Restricted payments do not include cash paid to purchase our outstanding 7.0% Debentures pursuant to the previously announced tender offer discussed below.

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $246 million as of March 31, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

7.0% Debentures

On March 28, 2013, the Company completed the cash tender offer (the "Offer") for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price (the "Purchase Price") equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final purchase price per $1,000 principal amount of 7.0% Debentures is $2,123.82. In addition to the Purchase Price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

In the first three months of 2013, we recognized a loss on extinguishment of debt totaling $57.7 million as a result of the Offer described above, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs. Additional paid-in capital was also reduced by $12.6 million to extinguish the beneficial conversion feature associated with a portion of the 7.0% Debentures that were repurchased. As the Code limits the deduction to taxable income for losses on the redemption of convertible debt, a minimal tax benefit was recognized related to the repurchase of the 7.0% Debentures.

The remaining 7.0% Debentures outstanding will mature on December 30, 2016, unless earlier converted. The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures may be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of CNO or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events. Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of the 7.0% Indenture. At March 31, 2013, the conversion rate was 183.8523 shares of our common stock for each $1,000 principal amount of 7.0% Debentures outstanding.

Commencing on June 30, 2013, we have the right to terminate the conversion rights of the holders of the 7.0% Debentures by written notice if the closing price of our common stock remains above $7.61 (based on the conversion rate at March 31, 2013) for at least 20 trading days in the 30 trading day period ending on the trading day immediately preceding the date of such notice. If we exercise this right, the holders of the 7.0% Debentures would receive an aggregate of approximately 6.2 million shares of our common stock upon conversion of the 7.0% Debentures.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2013 (dollars in millions):

Year ending March 31,
2014	$51.2
2015	66.7
2016	79.3
2017	75.5
2018	4.2
Thereafter	663.0
$939.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Conseco Life Insurance Company ("Conseco Life"), Washington National Insurance Company and Bankers Life and Casualty Company ("Bankers Life")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of March 31, 2013, collateralized borrowings from the FHLB totaled $1.9 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at March 31, 2013, which are maintained in a custodial account for the benefit of the FHLB.  Such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $6.7 million and $7.2 million in the first three months of 2013 and 2012, respectively, was recognized related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.420%
100.0	August 2014	Variable rate – 0.464%
50.0	September 2015	Variable rate – 0.601%
150.0	October 2015	Variable rate – 0.553%
100.0	November 2015	Variable rate – 0.370%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.644%
75.0	June 2016	Variable rate – 0.471%
100.0	October 2016	Variable rate – 0.486%
50.0	November 2016	Variable rate – 0.554%
50.0	November 2016	Variable rate – 0.674%
100.0	June 2017	Variable rate – 0.724%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.490%
75.0	August 2017	Variable rate – 0.438%
100.0	October 2017	Variable rate – 0.734%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.655%
50.0	January 2018	Variable rate – 0.642%
50.0	February 2018	Variable rate – 0.602%
22.0	February 2018	Variable rate – 0.617%
50.0	July 2018	Variable rate – 0.771%
28.0	March 2023	Fixed rate – 2.160%
$1,850.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At March 31, 2013, the aggregate fee to prepay all fixed rate borrowings was $48.9 million.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $29.5 million at March 31, 2013. The borrowings mature as follows: $22.3 million - within 30 days; and $7.2 million - between 30 and 90 days.

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

At March 31, 2013, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.9 billion; (ii) repurchase agreements of $29.5 million; and (iii) other borrowings of $.7 million.

At December 31, 2012, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; and (ii) other borrowings of $.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2012	221,502
Stock options exercised	1,299
Restricted and performance stock vested	701	(a)
Balance, March 31, 2013	223,502
________

(a)	Such amount was reduced by 345 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities. The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2013, under its securities repurchase program. However, the purchase of $59.3 million aggregate principal amount of our 7.0% Debentures in the cash tender offer as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" was made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $225.2 million as of March 31, 2013.

In May 2012, we initiated a common stock dividend program. In the first quarter of 2013, dividends declared and paid on common stock were $0.02 per common share totaling $4.4 million.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.1 million and $.9 million during the three months ended March 31, 2013 and 2012, respectively.  Amounts amortized totaled $5.7 million and $7.3 million during the three months ended March 31, 2013 and 2012, respectively.  The unamortized balance of deferred sales inducements at March 31, 2013 and December 31, 2012 was $121.9 million and $126.5 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $32.7 million and $34.6 million at March 31, 2013 and December 31, 2012, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As described in the note to the consolidated financial statements entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at March 31, 2013 or December 31, 2012. The counterparties do not provide collateral to the Company related to their obligations under the call options.

Repurchase agreements

As described in the note to the consolidated financial statements entitled "Investment Borrowings", we may enter into agreements under which we sell securities subject to an obligation to repurchase the same securities. These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as investment borrowings in the Company's consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not currently have any outstanding reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities.

The following tables summarizes information related to call options and repurchase agreements as of March 31, 2013 and December 31, 2012 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2013:
Call Options	$110.0	$—	$110.0	$(110.0)	$—	$—
December 31, 2012:
Call Options	54.4	—	54.4	(54.4)	—	—

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2013:
Repurchase agreements (a)	$29.5	$—	$29.5	$(29.5)	$—	$—

_________________

(a)	As of March 31, 2013, these agreements were collateralized by investment securities with a fair value of $38.0 million. There were no repurchase agreements outstanding at December 31, 2012.

RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted Accounting Standards

In December 2011, the FASB issued authoritative guidance regarding disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective disclosures required for all comparative periods presented. In January 2013, the FASB issued authoritative guidance that limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

agreements and securities lending transactions to the extent that they are: (i) offset in the financial statements; or (ii) subject to an enforceable master netting arrangement or similar agreement. Such disclosures are included in the note to the consolidated financial statements entitled "Assets and Liabilities Subject to Offsetting Disclosure Requirements".

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
Conseco Life has agreed to a settlement with the plaintiff in the litigation described in the two preceding paragraphs, which would, upon court approval, resolve those cases as well as the Nicholas litigation described below. On January 25, 2013, the parties filed a stipulation of settlement and joint motion for preliminary approval of proposed nationwide class settlement and certification of settlement classes. On March 6, 2013, the court granted preliminary approval of the settlement. The settlement includes a reduction in the cost of insurance increase implemented by Conseco Life in November 2011 and certain policy benefit enhancements. Final approval of the settlement is subject to a court fairness hearing, currently set for June 10, 2013, after notice to the policyholders covered by the settlement, as well as other conditions.

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
Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation ("MDL"), seeking the establishment of an MDL proceeding consolidating the Brady case and the McFarland case into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered these cases be consolidated for pretrial proceedings in the Northern District of California Federal Court. On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. On December 20, 2011, the court issued an order denying Conseco Life's motion to decertify the class as to current policyholders, but granted the motion to decertify as to former policyholders. On March 5, 2012, the plaintiffs filed a motion for a preliminary injunction requesting that the court enjoin Conseco Life from imposing increased cost of insurance charges until trial with regard to 157 members of the class, and on July 17, 2012, the court granted a preliminary injunction as to 100 members of the class and denied the plaintiff's motion for a preliminary injunction as to the other 57 members. Subsequently, the plaintiffs filed a motion for partial summary judgment on their breach of contract claim, Conseco Life filed a motion to decertify the nationwide class, and Conseco Life filed a motion for summary judgment. On January 29, 2013, the court granted in part and denied in part plaintiffs' motion for partial summary judgment and denied Conseco Life's motions. The parties have reached an agreement in principle on material terms of settlement. Trial has been continued to July 8, 2013 while the parties prepare and file a Stipulation of Settlement with the court.

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
On January 26, 2009, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Samuel Rowe and Estella Rowe, individually and on behalf of themselves and all others similarly situated v. Bankers Life & Casualty Company and Bankers Life Insurance Company of Illinois, Case No. 09CV491.  The plaintiffs are alleging violation of California Business and Professions Code Sections 17200 et seq. and 17500 et seq., breach of common law fiduciary duty, breach of implied covenant of good faith and fair dealing and violation of California Welfare and Institutions Code Section 15600 on behalf of the proposed national class and seek injunctive relief, compensatory damages, punitive damages and attorney fees.  The plaintiffs allege that the defendants used an improper and misleading sales and marketing approach to seniors that fails to disclose all facts, misuses consumers' confidential financial information, uses misleading sales and marketing materials, promotes deferred annuities that are fundamentally inferior and less valuable than readily available alternative investment products and fails to adequately disclose other principal risks including maturity dates, surrender penalties and other restrictions which limit access to annuity proceeds to a date beyond the applicant's actuarial life expectancy. Plaintiffs have amended their complaint attempting to convert this from a California only class action to a national class action. In addition, the amended complaint adds causes of action under the Racketeer Influenced and Corrupt Organization Act ("RICO"); aiding and abetting breach of fiduciary duty and for unjust enrichment.  On September 13, 2010, the court dismissed the plaintiff's RICO claims.  On October 25, 2010, the plaintiffs filed a second amended complaint re-alleging their RICO claims.  On March 29, 2012, the court denied plaintiff's motion for certification of a nationwide class and denied plaintiff's motion for certification of a California class. The court allowed the plaintiff the opportunity to file a renewed motion for a California class, which the plaintiff did on May 21, 2012. On July 24, 2012, Bankers Life filed a motion for summary judgment. On March 26, 2013, the court granted partial summary judgment in favor of Bankers Life and denied the plaintiff's renewed motion for a California class. The case will proceed on an individual basis. We believe this case is without merit and intend to defend it vigorously.

On August 23, 2012, a purported class action was filed in the United States District Court for the District of Massachusetts (Boston), Fay Glick, on behalf of herself and all others similarly situated, v. Bankers Life & Casualty Company, Case No. 1:12-cv-11579. The plaintiff is seeking injunctive and declaratory relief and damages arising from Bankers' alleged systematic business practices of delaying and/or denying the payment of claims for benefits provided for under its healthcare insurance policies and recovery of undisclosed interest that Bankers has charged on any policyholders who paid premiums on a monthly or "modal" basis (as opposed to paying premiums on an annual basis). On January 30, 2013, the court dismissed the modal premium related claims. The parties have entered into a confidential settlement on an individual basis. The case has been dismissed.

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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11.9	$59.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	87.1	91.1
Income taxes	22.1	29.5
Insurance liabilities	142.9	39.9
Accrual and amortization of investment income	(115.2)	(104.1)
Deferral of policy acquisition costs	(53.5)	(46.2)
Net realized investment gains	(15.3)	(22.9)
Loss on extinguishment of debt	57.7	.2
Other	(23.1)	31.6
Net cash provided by operating activities	$114.6	$78.2

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Stock options, restricted stock and performance units	$3.3	$2.5

INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain variable interest entities ("VIEs"), which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs:

All of the VIEs are collateralized loan trusts that were established to issue securities and use the proceeds to principally invest in corporate loans and other permitted investments (including a new VIE which was consolidated in the first quarter of 2013).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no further commitments to the VIEs.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,009.9	$—	$1,009.9
Notes receivable of VIEs held by insurance subsidiaries	—	(108.4)	(108.4)
Cash and cash equivalents held by variable interest entities	462.2	—	462.2
Accrued investment income	1.7	—	1.7
Income tax assets, net	2.0	(2.4)	(.4)
Other assets	13.6	(.5)	13.1
Total assets	$1,489.4	$(111.3)	$1,378.1
Liabilities:
Other liabilities	$237.4	$(3.4)	$234.0
Borrowings related to variable interest entities	1,143.4	—	1,143.4
Notes payable of VIEs held by insurance subsidiaries	112.4	(112.4)	—
Total liabilities	$1,493.2	$(115.8)	$1,377.4

	December 31, 2012
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$814.3	$—	$814.3
Notes receivable of VIEs held by insurance subsidiaries	—	(78.5)	(78.5)
Cash and cash equivalents held by variable interest entities	54.2	—	54.2
Accrued investment income	1.8	—	1.8
Income tax assets, net	3.3	(2.6)	.7
Other assets	9.6	—	9.6
Total assets	$883.2	$(81.1)	$802.1
Liabilities:
Other liabilities	$39.9	$(3.3)	$36.6
Borrowings related to variable interest entities	767.0	—	767.0
Notes payable of VIEs held by insurance subsidiaries	82.5	(82.5)	—
Total liabilities	$889.4	$(85.8)	$803.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of corporate bank loans which are almost entirely rated below-investment grade.  At March 31, 2013, such loans had an amortized cost of $1,001.6 million; gross unrealized gains of $9.1 million; gross unrealized losses of $.8 million; and an estimated fair value of $1,009.9 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.7	$4.8
Due after one year through five years	437.1	440.6
Due after five years through ten years	559.8	564.5
Total	$1,001.6	$1,009.9

During the first three months of 2013, we recognized net realized investment losses on the VIE investments of $.1 million.  During the first three months of 2012, we recognized net realized investment losses on the VIE investments of $.5 million, which were comprised of $.1 million of net losses from the sales of fixed maturities, and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At March 31, 2013, there were no investments held by the VIEs that were in default.

During the first three months of 2013, no investments held by the VIEs were sold which resulted in gross investment losses.

At March 31, 2013, the VIEs held:  (i) investments with a fair value of $132.4 million and gross unrealized losses of $.6 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $28.5 million and gross unrealized losses of $.2 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2013, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $29.8 million (classified as other invested assets).  At March 31, 2013, we had unfunded commitments to these partnerships of $37.1 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2013 and 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$16,647.8	$356.3	$17,004.1
United States Treasury securities and obligations of United States government corporations and agencies	—	98.8	—	98.8
States and political subdivisions	—	2,141.6	15.0	2,156.6
Asset-backed securities	—	1,518.4	46.6	1,565.0
Collateralized debt obligations	—	39.1	309.7	348.8
Commercial mortgage-backed securities	—	1,435.9	3.8	1,439.7
Mortgage pass-through securities	—	15.8	1.8	17.6
Collateralized mortgage obligations	—	2,227.3	36.6	2,263.9
Total fixed maturities, available for sale	—	24,124.7	769.8	24,894.5
Equity securities:
Corporate securities	63.3	150.4	.1	213.8
Venture capital investments	—	—	3.1	3.1
Total equity securities	63.3	150.4	3.2	216.9
Trading securities:
Corporate securities	—	46.4	—	46.4
United States Treasury securities and obligations of United States government corporations and agencies	—	4.8	—	4.8
States and political subdivisions	—	14.1	.6	14.7
Asset-backed securities	—	39.7	—	39.7
Commercial mortgage-backed securities	—	87.0	—	87.0
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	28.7	5.7	34.4
Equity securities	1.0	1.7	—	2.7
Total trading securities	1.0	222.5	6.3	229.8
Investments held by variable interest entities - corporate securities	—	1,009.9	—	1,009.9
Other invested assets - derivatives	—	110.0	—	110.0
Assets held in separate accounts	—	15.5	—	15.5
Total assets carried at fair value by category	$64.3	$25,633.0	$779.3	$26,476.6

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$794.3	$794.3
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	5.1	5.1
Total liabilities for insurance products	—	—	799.4	799.4
Total liabilities carried at fair value by category	$—	$—	$799.4	$799.4

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2013
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,743.4	$1,743.4	$1,639.8
Policy loans	—	271.5	—	271.5	271.5
Other invested assets:
Company-owned life insurance	—	128.6	—	128.6	128.6
Hedge funds	—	16.3	—	16.3	16.3
Cash and cash equivalents:
Unrestricted	197.6	54.0	—	251.6	251.6
Held by variable interest entities	462.2	—	—	462.2	462.2
Liabilities:
Insurance liabilities for interest-sensitive products excluding embedded derivatives (a)	—	—	12,067.7	12,067.7	12,067.7
Investment borrowings	—	1,899.5	—	1,899.5	1,880.2
Borrowings related to variable interest entities	—	1,135.7	—	1,135.7	1,143.4
Notes payable – direct corporate obligations	—	1,000.8	—	1,000.8	934.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2012
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,682.1	$1,682.1	$1,573.2
Policy loans	—	—	272.0	272.0	272.0
Other invested assets:
Company-owned life insurance	—	123.0	—	123.0	123.0
Hedge funds	—	16.1	—	16.1	16.1
Cash and cash equivalents:
Unrestricted	432.3	150.2	—	582.5	582.5
Held by variable interest entities	54.2	—	—	54.2	54.2
Liabilities:
Insurance liabilities for interest-sensitive products excluding embedded derivatives (a)	—	—	12,153.7	12,153.7	12,153.7
Investment borrowings	—	1,702.0	—	1,702.0	1,650.8
Borrowings related to variable interest entities	—	752.2	—	752.2	767.0
Notes payable – direct corporate obligations	—	1,100.3	—	1,100.3	1,004.2

____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at March 31, 2013 and December 31, 2012.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our fixed maturity securities, equity securities, trading securities, certain other invested assets, assets held in separate accounts and embedded derivative instruments included in liabilities for insurance products at December 31, 2012 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$16,498.6	$355.5	$16,854.1
United States Treasury securities and obligations of United States government corporations and agencies	—	99.5	—	99.5
States and political subdivisions	—	2,115.0	13.1	2,128.1
Debt securities issued by foreign governments	—	.8	—	.8
Asset-backed securities	—	1,416.9	44.0	1,460.9
Collateralized debt obligations	—	—	324.0	324.0
Commercial mortgage-backed securities	—	1,471.2	6.2	1,477.4
Mortgage pass-through securities	—	19.9	1.9	21.8
Collateralized mortgage obligations	—	2,230.6	16.9	2,247.5
Total fixed maturities, available for sale	—	23,852.5	761.6	24,614.1
Equity securities:
Corporate securities	49.7	118.8	.1	168.6
Venture capital investments	—	—	2.8	2.8
Total equity securities	49.7	118.8	2.9	171.4
Trading securities:
Corporate securities	—	46.6	—	46.6
United States Treasury securities and obligations of United States government corporations and agencies	—	4.8	—	4.8
States and political subdivisions	—	14.0	.6	14.6
Asset-backed securities	—	50.1	—	50.1
Collateralized debt obligations	—	—	7.3	7.3
Commercial mortgage-backed securities	—	93.3	—	93.3
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	41.2	5.8	47.0
Equity securities	.9	1.5	—	2.4
Total trading securities	.9	251.6	13.7	266.2
Investments held by variable interest entities - corporate securities	—	814.3	—	814.3
Other invested assets - derivatives	—	54.4	—	54.4
Assets held in separate accounts	—	14.9	—	14.9
Total assets carried at fair value by category	$50.6	$25,106.5	$778.2	$25,935.3

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$734.0	$734.0
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	5.5	5.5
Total liabilities for insurance products	—	—	739.5	739.5
Total liabilities carried at fair value by category	$—	$—	$739.5	$739.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2013 (dollars in millions):

	March 31, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of March 31, 2013	Amount of total gains (losses) for the three months ended March 31, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$17.0	$—	$(3.8)	$—	$(12.4)	$356.3	$—
States and political subdivisions	13.1	—	—	.6	1.3	—	15.0	—
Asset-backed securities	44.0	6.8	—	(.8)	.6	(4.0)	46.6	—
Collateralized debt obligations	324.0	(19.1)	.2	4.6	—	—	309.7	—
Commercial mortgage-backed securities	6.2	(.2)	—	.1	—	(2.3)	3.8	—
Mortgage pass-through securities	1.9	(.1)	—	—	—	—	1.8	—
Collateralized mortgage obligations	16.9	24.8	—	—	—	(5.1)	36.6	—
Total fixed maturities, available for sale	761.6	29.2	.2	.7	1.9	(23.8)	769.8	—
Equity securities:
Corporate securities	.1	—	—	—	—	—	.1	—
Venture capital investments	2.8	—	—	.3	—	—	3.1	—
Total equity securities	2.9	—	—	.3	—	—	3.2	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	—	.6	—
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	—
Collateralized mortgage obligations	5.8	—	—	(.1)	—	—	5.7	—
Total trading securities	13.7	(7.7)	.6	(.3)	—	—	6.3	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(734.0)	(63.1)	2.8	—	—	—	(794.3)	2.8
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.5)	.4	—	—	—	—	(5.1)	—
Total liabilities for insurance products	(739.5)	(62.7)	2.8	—	—	—	(799.4)	2.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service at the end of the period, whereas a broker quote was used as of the beginning of the period.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$17.0	$—	$—	$—	$17.0
Asset-backed securities	7.6	(.8)	—	—	6.8
Collateralized debt obligations	2.6	(21.7)	—	—	(19.1)
Commercial mortgage-backed securities	—	(.2)	—	—	(.2)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	24.9	(.1)	—	—	24.8
Total fixed maturities, available for sale	52.1	(22.9)	—	—	29.2
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(25.1)	1.4	(50.2)	10.8	(63.1)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	.4	—	—	.4
Total liabilities for insurance products	(25.1)	1.8	(50.2)	10.8	(62.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2012 (dollars in millions):

	March 31, 2012
	Beginning balance as of December 31, 2011	Purchases, sales, issuances and settlements, net (a)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3	Ending balance as of March 31, 2012	Amount of total gains (losses) for the three months ended March 31, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$15.0	$—	$.5	$51.2	$(76.8)	$268.0	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	—	—	—	—	—	1.6	—
States and political subdivisions	2.1	—	—	.1	7.4	—	9.6	—
Asset-backed securities	79.7	(8.2)	(.4)	(1.3)	4.7	(51.8)	22.7	—
Collateralized debt obligations	327.3	(.8)	—	5.9	—	—	332.4	—
Commercial mortgage-backed securities	17.3	—	—	—	—	(17.3)	—	—
Mortgage pass-through securities	2.2	—	—	—	—	—	2.2	—
Collateralized mortgage obligations	124.8	3.5	—	.1	10.9	(124.6)	14.7	—
Total fixed maturities, available for sale	833.1	9.5	(.4)	5.3	74.2	(270.5)	651.2	—
Equity securities:
Corporate securities	6.4	—	(3.8)	.6	—	—	3.2	(3.8)
Venture capital investments	63.5	—	—	1.7	—	—	65.2	—
Total equity securities	69.9	—	(3.8)	2.3	—	—	68.4	(3.8)
Trading securities:
Collateralized debt obligations	—	3.2	.4	—	—	—	3.6	.4
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Total trading securities	.4	3.2	.4	—	—	(.4)	3.6	.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(666.3)	(50.4)	12.6	—	—	—	(704.1)	12.6
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.5)	(.1)	—	—	—	—	(3.6)	—
Total liabilities for insurance products	(669.8)	(50.5)	12.6	—	—	—	(707.7)	12.6

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$15.0	$—	$—	$—	$15.0
Asset-backed securities	—	(8.2)	—	—	(8.2)
Collateralized debt obligations	28.3	(29.1)	—	—	(.8)
Collateralized mortgage obligations	14.4	(10.9)	—	—	3.5
Total fixed maturities, available for sale	57.7	(48.2)	—	—	9.5
Trading securities - collateralized debt obligations	3.2	—	—	—	3.2
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(27.3)	5.0	(38.8)	10.7	(50.4)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(.1)	—	(.1)
Total liabilities for insurance products	(27.3)	5.0	(38.9)	10.7	(50.5)

At March 31, 2013, 91 percent of our Level 3 fixed maturities, available for sale, were investment grade and 40 percent and 46 percent of our Level 3 fixed maturities, available for sale, consisted of collateralized debt obligations and corporate securities, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2013 (dollars in millions):

	Fair value at March 31, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$259.8	Discounted cash flow analysis	Discount margins	1.90% - 3.20% (2.71%)
Asset-backed securities (b)	32.4	Discounted cash flow analysis	Discount margins	2.59% - 3.33% (3.02%)
Collateralized debt obligations (c)	307.1	Discounted cash flow analysis	Recoveries	65% - 66% (65.9%)
			Constant prepayment rate	20%
			Discount margins	0.65% - 4.50% (1.36%)
			Annual default rate	1.16% - 5.49% (3.02%)
			Portfolio CCC %	1.88% - 20.63% (12.17%)
Preferred stock (d)	3.1	Market multiples	EBITDA multiple	8.1
			Revenue multiple	1.2
Other assets categorized as Level 3 (e)	176.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	779.3
Liabilities:
Interest sensitive products (f)	799.4	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 5.61% (5.55%)
			Discount rates	0.00 - 3.85% (1.47%)
			Surrender rates	4% - 43% (19%)
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

(d)
Preferred stock - The significant unobservable inputs used in the fair value measurement of this preferred stock investment are the EBITDA multiple and revenue multiple. Generally, a significant increase (decrease) in the EBITDA or revenue multiples in isolation would result in a significantly higher (lower) fair value measurement.

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

In this section, we review the consolidated financial condition of CNO at March 31, 2013, and the consolidated results of operations for the three months ended March 31, 2013 and 2012, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2012 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2013 and 2012 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2013	2012
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$62.1	$70.5
Washington National	29.4	24.7
Colonial Penn	(5.4)	(9.8)
Other CNO Business	3.6	(2.3)
EBIT from business segments	89.7	83.1
Corporate operations, excluding corporate interest expense	3.0	(1.8)
EBIT	92.7	81.3
Corporate interest expense	(15.1)	(17.5)
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	77.6	63.8
Tax expense on operating income	27.9	23.2
Net operating income	49.7	40.6
Net realized investment gains (net of related amortization and taxes)	9.4	14.1
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	1.3	4.5
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(1.8)	—
Loss on extinguishment of debt (net of taxes)	(57.2)	(.1)
Net income before valuation allowance for deferred tax assets	1.4	59.1
Valuation allowance for deferred tax assets	10.5	—
Net income	$11.9	$59.1
Per diluted share:
Net operating income	$.21	$.15
Net realized investment gains (net of related amortization and taxes)	.04	.05
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.01	.01
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(.01)	—
Loss on extinguishment of debt (net of taxes)	(.24)	—
Valuation allowance for deferred tax assets	.04	—
Net income	$.05	$.21
____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) loss on extinguishment of debt; (iii) net realized investment gains; (iv) fair value changes in embedded derivative liabilities that are unrelated to the Company's underlying fundamentals; and (v) equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests.  Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

value of certain fixed maturity investments with embedded derivatives. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2012 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes (a non-GAAP measure) (a):

Bankers Life	$62.1	$70.5
Washington National	29.4	24.7
Colonial Penn	(5.4)	(9.8)
Other CNO Business	3.6	(2.3)
Corporate operations	(12.1)	(19.3)
	77.6	63.8
Net realized investment gains (losses), net of related amortization:
Bankers Life	7.9	9.7
Washington National	1.6	3.1
Colonial Penn	(.3)	2.6
Other CNO Business	4.8	6.5
Corporate operations	.5	(.1)
	14.5	21.8
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	2.1	6.8
Other CNO Business	—	.1
	2.1	6.9
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests
Corporate operations	(1.9)	—
Loss on extinguishment of debt:
Corporate operations	(57.7)	(.2)
Income (loss) before income taxes:
Bankers Life	72.1	87.0
Washington National	31.0	27.8
Colonial Penn	(5.7)	(7.2)
Other CNO Business	8.4	4.3
Corporate operations	(71.2)	(19.6)
Income before income taxes	$34.6	$92.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities and equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes" does not replace "income (loss) before income taxes" as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be transparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premium collections:
Annuities	$165.6	$184.7
Medicare supplement and other supplemental health	335.1	329.5
Life	89.5	70.1
Total collections	$590.2	$584.3
Average liabilities for insurance products:
Annuities:
Mortality based	$229.2	$233.8
Fixed index	3,038.8	2,707.4
Deposit based	4,385.3	4,644.9
Medicare supplement and other supplemental health	5,220.2	4,634.5
Life:
Interest sensitive	467.6	441.4
Non-interest sensitive	589.5	483.0
Total average liabilities for insurance products, net of reinsurance ceded	$13,930.6	$13,145.0
Revenues:
Insurance policy income	$418.0	$406.5
Net investment income:
General account invested assets	212.8	200.3
Fixed index products	48.9	34.6
Fee revenue and other income	3.7	2.9
Total revenues	683.4	644.3
Expenses:
Insurance policy benefits	375.2	335.2
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	34.1	38.5
Fixed index products	61.2	47.2
Amortization related to operations	54.5	56.9
Interest expense on investment borrowings	1.4	1.4
Other operating costs and expenses	94.9	94.6
Total benefits and expenses	621.3	573.8
Income before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	62.1	70.5
Net realized investment gains	8.6	10.6
Amortization related to net realized investment gains	(.7)	(.9)
Net realized investment gains, net of related amortization	7.9	9.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	3.2	11.0
Amortization related to fair value changes in embedded derivative liabilities	(1.1)	(4.2)
Fair value changes in embedded derivative liabilities, net of related amortization	2.1	6.8
Income before income taxes	$72.1	$87.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2013	2012
Health benefit ratios:
All health lines:
Insurance policy benefits	$310.8	$282.8
Benefit ratio (a)	93.4%	84.6%
Medicare supplement:
Insurance policy benefits	$129.0	$117.8
Benefit ratio (a)	68.5%	64.5%
PDP:
Insurance policy benefits	$6.7	$9.2
Benefit ratio (a)	74.9%	85.9%
PFFS:
Insurance policy benefits	$—	$(.1)
Benefit ratio (a)	N/A	N/A
Long-term care:
Insurance policy benefits	$175.1	$155.9
Benefit ratio (a)	129.4%	110.9%
Interest-adjusted benefit ratio (b)	81.7%	65.5%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $64.6 million and $63.8 million in the three months ended March 31, 2013 and 2012, respectively.

Total premium collections were $590.2 million in the first quarter of 2013, up 1.0 percent from 2012.  See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.9 billion in the first quarter of 2013, up 6 percent from 2012.  The increase in such liabilities reflects higher new sales of these products. In addition, such average

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance liabilities for certain long-term care products were increased by $427 million in the first quarter of 2013 to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $212.8 million in the first quarter of 2013, up 6.2 percent from 2012.  The average balance of general account invested assets was $14.7 billion and $14.1 billion in the first quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.78 percent and 5.67 percent in the first quarters of 2013 and 2012, respectively.  The increase in general account invested assets is primarily due to sales and increased persistency of our annuity and health products in recent periods. The increase in net investment income in the 2013 period reflects the growth in general account invested assets and prepayment income. Prepayment income was $5.6 million and $.5 million in the first three months of 2013 and 2012, respectively. Investing in relatively higher yielding investments and reduction to turnover rates to preserve existing higher yielding investments has resulted in maintaining overall yields in this segment when compared to the prior year. However, should current market conditions continue, it is possible that the overall yield may decline in future periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $48.9 million and $34.6 million in the first quarters of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve redundancies from prior years of $11.7 million in the first three months of 2012.  Our benefit ratios were 68.5 percent and 64.5 percent in the first three months of 2013 and 2012, respectively.  In 2013, we currently expect the benefit ratio on this Medicare supplement business will be approximately 71 percent.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $2.2 million and $1.5 million in the first quarters of 2013 and 2012, respectively.  In the first three months of 2012, reserves related to the previously terminated Private-Fee-For-Service ("PFFS") business were released due to favorable claim developments resulting in insurance policy benefits of $(.1) million.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 129.4 percent and 110.9 percent in the first quarters of 2013 and 2012, respectively.  The interest-adjusted benefit ratio on this business was 81.7 percent and 65.5 percent in the first quarters of 2013 and 2012, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense). The benefit ratio in 2013 increased due to higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. In addition, we recognized a $6.7 million

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

out-of-period adjustment in the first quarter of 2013 which increased insurance policy benefits. Excluding the out-of-period adjustment, our interest-adjusted benefit ratio would have been 76.7 percent in the first three months of 2013. We currently expect the interest adjusted benefit ratio on this long-term care business will be approximately 75 percent in 2013.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In the first three months of both 2013 and 2012, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $3 million and $11 million in the first three months of 2013 and 2012, respectively, and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. The net impacts described above are expected to be lower in future periods as re-rating activity slows given we have completed several rounds of rate actions on underperforming blocks of long-term care business in recent years.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $34.1 million in the first quarter of 2013, down 11 percent from 2012.  The weighted average crediting rate for these products was 2.8 percent and 3.0 percent in the first quarters of 2013 and 2012, respectively. The average liabilities of the deposit-based annuity block was $4.4 billion and $4.6 billion in the first three months of 2013 and 2012, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs." Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life's amortization expense was $54.5 million and $56.9 million in the first quarters of 2013 and 2012, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $94.9 million in the first quarter of 2013, up .3 percent from 2012.  Other operating expenses in first three months of 2012 included a $10 million settlement with state securities regulators. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Expenses related to the marketing and quota-share agreements with Coventry	$2.3	$1.9
Commission expense and agent manager benefits	16.2	14.0
Other operating expenses	76.4	78.7
Total	$94.9	$94.6

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2013, we recognized $8.6 million of net gains from the sales of investments (primarily fixed maturities). During the first three months of 2012, net realized investment gains in this segment included $12.6 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.7 million and $.9 million in the first quarters of 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premium collections:
Medicare supplement and other supplemental health	$147.5	$141.7
Life	3.6	4.0
Total collections	$151.1	$145.7
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,421.4	$2,429.6
Non-interest sensitive life	197.2	200.4
Total average liabilities for insurance products, net of reinsurance ceded	$2,618.6	$2,630.0
Revenues:
Insurance policy income	$149.1	$147.4
Net investment income:
General account invested assets	52.0	50.0
Trading account income related to reinsurer accounts	—	.1
Change in value of embedded derivatives related to modified coinsurance agreements	—	(.1)
Fee revenue and other income	.2	.2
Total revenues	201.3	197.6
Expenses:
Insurance policy benefits	118.3	115.7
Amortization related to operations	13.7	12.7
Interest expense on investment borrowings	.5	.7
Other operating costs and expenses	39.4	43.8
Total benefits and expenses	171.9	172.9
Income before net realized investment gains and income taxes	29.4	24.7
Net realized investment gains	1.6	3.1
Income before income taxes	$31.0	$27.8
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$17.4	$20.1
Benefit ratio (a)	65.0%	65.4%
Supplemental health:
Insurance policy benefits	$93.4	$92.0
Benefit ratio (a)	79.3%	82.4%
Interest-adjusted benefit ratio (b)	53.1%	55.1%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

_________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Washington National's supplemental health products by dividing such product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $30.9 million and $30.5 million in the three months ended March 31, 2013 and 2012, respectively.

Total premium collections were $151.1 million in the first quarter of 2013, up 3.7 percent from 2012.  See "Premium Collections" for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in the first quarter of 2013, down .4 percent from 2012.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased slightly during the 2013 period as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $52.0 million in the first quarter of 2013, up 4.0 percent from 2012.  The average balance of general account invested assets was $3.8 billion and $3.7 billion in the first quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.53 percent and 5.45 percent in the first quarters of 2013 and 2012, respectively.  The average yield reflects slightly higher prepayment income in the 2013 period.

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

The benefit ratios on Washington National's Medicare supplement products have been impacted by increases in policyholder lapses following our premium rate increase actions. We establish active life reserves for these policies, which are in addition to amounts required for incurred claims. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is substantially offset by additional amortization expense).  In addition, the insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $9.4 million and $10.7 million in the first quarters of 2013 and 2012, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $24.3 million and $19.6 million in the first quarters of 2013 and 2012, respectively. The increase in margin in the 2013 period is primarily related to higher insurance policy income due to the growth in this block of business. The interest adjusted benefit ratio on this supplemental health business was 53.1 percent and 55.1 percent in the first quarters of 2013 and 2012, respectively. In 2013, we currently expect this interest-adjusted benefit ratio will be approximately 50 percent.

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

Interest expense on investment borrowings represents $.5 million and $.7 million of interest expense on collateralized borrowings in the three months ended March 31, 2013 and 2012, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses include commission expense of $16.1 million and $17.0 million in the first quarters of 2013 and 2012, respectively. The 2013 period reflects lower legal expenses than the comparable period in 2012.

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2013, we recognized $1.6 million of net gains from the sales of investments (primarily fixed maturities). During the first three months of 2012, net realized investment gains included $5.1 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premium collections:
Life	$56.1	$52.6
Supplemental health	1.1	1.3
Total collections	$57.2	$53.9
Average liabilities for insurance products:
Annuities-mortality based	$74.8	$77.0
Supplemental health	14.4	15.4
Life:
Interest sensitive	17.7	19.9
Non-interest sensitive	618.1	598.4
Total average liabilities for insurance products, net of reinsurance ceded	$725.0	$710.7
Revenues:
Insurance policy income	$56.9	$53.4
Net investment income:
General account invested assets	9.9	10.0
Fee revenue and other income	.2	.2
Total revenues	67.0	63.6
Expenses:
Insurance policy benefits	42.8	41.9
Amounts added to annuity and interest-sensitive life product account balances	.2	.2
Amortization related to operations	3.7	3.7
Other operating costs and expenses	25.7	27.6
Total benefits and expenses	72.4	73.4
Loss before net realized investment gains (losses) and income taxes	(5.4)	(9.8)
Net realized investment gains (losses)	(.3)	2.6
Loss before income taxes	$(5.7)	$(7.2)

This segment's results are significantly impacted by the adoption of the new accounting standard related to deferred acquisition costs. We are no longer able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. In 2013, we plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report a loss (before net realized investment gains (losses) and income taxes) in 2013 of between $5 million and $10 million.

Total premium collections increased by 6.1 percent, to $57.2 million, in the first quarter of 2013, as compared to the same period in 2012.  See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $9.9 million in the first quarter of 2013, down 1.0 percent from 2012.  The average balance of general account invested assets was $676.6 million and $684.0 million in the first quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.84 percent and 5.88 percent in the first quarters of 2013 and 2012, respectively.

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

Other operating costs and expenses in our Colonial Penn segment decreased in the 2013 period primarily due to lower marketing expenses.

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2013, we recognized $.3 million of net losses from the sales of investments (primarily fixed maturities).  During the first three months of 2012, net realized investment gains in this segment included $2.7 million of net gains from the sales of investments (primarily fixed maturities) and $.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premium collections:
Annuities	$1.0	$.9
Other health	6.5	6.9
Life	41.1	45.3
Total collections	$48.6	$53.1
Average liabilities for insurance products:
Annuities:
Mortality based	$214.8	$229.1
Fixed index	474.2	553.8
Deposit based	631.5	638.4
Separate accounts	15.2	15.5
Other health	474.8	481.0
Life:
Interest sensitive	2,258.9	2,416.9
Non-interest sensitive	809.2	766.5
Total average liabilities for insurance products, net of reinsurance ceded	$4,878.6	$5,101.2
Revenues:
Insurance policy income	$67.2	$79.0
Net investment income:
General account invested assets	79.4	84.0
Fixed index products	9.0	6.8
Trading account income related to policyholder accounts	1.3	1.9
Total revenues	156.9	171.7
Expenses:
Insurance policy benefits	88.1	83.0
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	28.8	29.7
Fixed index products	8.5	9.2
Amortization related to operations	5.6	7.5
Interest expense on investment borrowings	4.8	5.1
Other operating costs and expenses	17.5	39.5
Total benefits and expenses	153.3	174.0
Income (loss) before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	3.6	(2.3)
Net realized investment gains	4.9	6.7
Amortization related to net realized investment gains	(.1)	(.2)
Net realized investment gains, net of related amortization	4.8	6.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.1)	.6
Amortization related to fair value changes in embedded derivative liabilities	.1	(.5)
Fair value changes in embedded derivative liabilities, net of related amortization	—	.1
Income before income taxes	$8.4	$4.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2013	2012
Health benefit ratios:
Long-term care:
Insurance policy benefits	$15.6	$15.1
Benefit ratio (a)	252.2%	227.4%
Interest-adjusted benefit ratio (b)	140.7%	122.0%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for Other CNO Business long-term care products by dividing such product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the long-term care reserves was $6.9 million and $7.0 million in the three months ended March 31, 2013 and 2012, respectively.

This segment's results are significantly impacted by the interest-sensitive life insurance block which is sensitive to interest rates and changes to NGEs. This segment also includes: (i) declining blocks of traditional life and annuity products which generally generate stable earnings; and (ii) a smaller block of long-term care business generating a modest stream of losses with limited rate increase potential. In 2013, we continue to expect this segment to report normalized earnings before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and taxes of between $5 million and $20 million, recognizing this segment's results can be volatile given relatively thin margins and continued litigation activity.

Total premium collections were $48.6 million in the first quarter of 2013, down 8.5 percent from 2012.  The decrease in collected premiums was primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and policyholder redemptions and lapses. See "Premium Collections" for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $4.9 billion in the first quarter of 2013, down 4.4 percent from 2012.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage.  The decrease in insurance policy income in the first three months of 2013 is primarily due to a reduction in policyholder charges on certain interest-sensitive life products

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

consistent with the settlement offered in a class action lawsuit and lower premium revenue due to policyholder redemptions and lapses.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $79.4 million in the first quarter of 2013, down 5.5 percent from 2012.  The average balance of general account invested assets was $5.5 billion and $5.7 billion in the first quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.82 percent and 5.86 percent in the first quarters of 2013 and 2012, respectively. The decrease in net investment income is primarily due to the lower invested assets in this segment as the business runs off.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $9.0 million and $6.8 million in the first quarters of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 252.2 percent and 227.4 percent in the first quarters of 2013 and 2012, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio on this business was 140.7 percent and 122.0 percent in the first three months of 2013 and 2012, respectively.

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

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $28.8 million in the first quarter of 2013, down 3.0 percent from 2012.  The decrease was primarily due to a smaller block of interest-sensitive life business in force due to lapses in recent periods.  The weighted average crediting rate for these products was 4.0 percent in both the first three months of 2013 and 2012.

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

Interest expense on investment borrowings includes $4.8 million and $5.1 million of interest expense on collateralized borrowings in the first quarters of 2013 and 2012, respectively, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses were $17.5 million in the first quarter of 2013, down 56 percent from 2012. In the first quarter of 2012, we recognized a charge of $20.5 million related to pending litigation as more fully described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Cost of Insurance Litigation".

Net realized investment gains (losses) fluctuate each period.  During the first three months of 2013, we recognized $4.9 million of net gains from the sales of investments (primarily fixed maturities). During the first three months of 2012, net realized investment gains included $10.1 million of net gains from the sales of investments (primarily fixed maturities) and $3.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $.2 million in the first quarters of 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Corporate operations:
Interest expense on corporate debt	$(15.1)	$(17.5)
Net investment income (loss):
General investment portfolio	1.1	.9
Other special-purpose portfolios:
COLI	4.6	6.3
Investments held in a rabbi trust	.4	4.1
Investments in certain hedge funds	.2	(.2)
Other trading account activities	3.8	6.0
Fee revenue and other income	1.7	.4
Net operating results of variable interest entities	—	2.2
Interest expense on investment borrowings	(.1)	(.1)
Other operating costs and expenses	(8.7)	(21.4)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	(12.1)	(19.3)
Net realized investment gains (losses)	.5	(.1)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(1.9)	—
Loss on extinguishment of debt	(57.7)	(.2)
Loss before income taxes	$(71.2)	$(19.6)

Interest expense on corporate debt has been primarily impacted by the recapitalization transactions completed in September 2012. Our average corporate debt outstanding was $1,010.1 million and $873.0 million during the first three months of 2013 and 2012, respectively.  The average interest rate on our debt was 5.4 percent and 7.4 percent during the first three months of 2013 and 2012, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from COLI equal to the difference between the return on these investments and our overall portfolio yield; and (iv) investments in certain hedge funds.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company's overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations.

Net operating results of variable interest entities relates solely to the 2012 period and represents the impact of consolidating the VIEs in accordance with GAAP.  These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets.  Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for more information on the VIEs. Beginning January 1, 2013, the earnings from the VIEs are recognized by our segments as follows: (i) investment income earned on investments in the VIEs made by our insurance segments are recognized in the segment's earnings; (ii) investment income earned on investments in the VIEs made by the Corporate segment are recognized in the Corporate segment earnings; (iii) fee revenue earned for providing investment management services to the VIEs is recognized in fee revenue and other income in the Corporate segment; and (iv) earnings from the non-controlling interests in the VIEs are recognized as "equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests."

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

Net realized investment gains (losses) often fluctuate each period.  During the first three months of 2013, we recognized $.5 million of net gains from the sales of investments (of which, $.1 million were net gains recognized by VIEs).  During the first three months of 2012, net realized investment gains included $.3 million of net gains from the sales of investments (of which, $.1 million were losses recognized by VIEs) and $.4 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.

Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Loss on extinguishment of debt in the first three months of 2013 of $57.7 million resulted from the Offer, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs as further discussed in the note to the consolidated financial statements entitled "Notes Payable – Direct Corporate Obligations." The loss on extinguishment of debt in the first three months of 2012 of $.2 million represents the write-off of unamortized discount and issuance costs associated with repayments of the previous senior secured credit agreement.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three months ended March 31, 2013 and 2012:

Business segments - total (dollars in millions)

	Three months ended
	March 31,
	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$592.2	$597.0
Net investment income and other	406.2	377.8
Total revenues	998.4	974.8
Benefits and expenses:
Insurance policy benefits	686.3	635.3
Amortization	70.8	73.1
Other expenses	103.1	137.5
Total benefits and expenses	860.2	845.9
EBIT from In-Force Business	$138.2	$128.9

EBIT from New Business
Revenues:
Insurance policy income	$99.0	$89.3
Net investment income and other	11.2	13.1
Total revenues	110.2	102.4
Benefits and expenses:
Insurance policy benefits	70.9	65.3
Amortization	6.7	7.7
Other expenses	81.1	75.2
Total benefits and expenses	158.7	148.2
EBIT from New Business	$(48.5)	$(45.8)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$691.2	$686.3
Net investment income and other	417.4	390.9
Total revenues	1,108.6	1,077.2
Benefits and expenses:
Insurance policy benefits	757.2	700.6
Amortization	77.5	80.8
Other expenses	184.2	212.7
Total benefits and expenses	1,018.9	994.1
EBIT from In-Force and New Business	$89.7	$83.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$345.8	$341.8
Net investment income and other	254.2	224.7
Total revenues	600.0	566.5
Benefits and expenses:
Insurance policy benefits	412.8	367.4
Amortization	48.7	50.0
Other expenses	42.4	52.0
Total benefits and expenses	503.9	469.4
EBIT from In-Force Business	$96.1	$97.1

EBIT from New Business
Revenues:
Insurance policy income	$72.2	$64.7
Net investment income and other	11.2	13.1
Total revenues	83.4	77.8
Benefits and expenses:
Insurance policy benefits	57.7	53.5
Amortization	5.8	6.9
Other expenses	53.9	44.0
Total benefits and expenses	117.4	104.4
EBIT from New Business	$(34.0)	$(26.6)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$418.0	$406.5
Net investment income and other	265.4	237.8
Total revenues	683.4	644.3
Benefits and expenses:
Insurance policy benefits	470.5	420.9
Amortization	54.5	56.9
Other expenses	96.3	96.0
Total benefits and expenses	621.3	573.8
EBIT from In-Force and New Business	$62.1	$70.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$133.6	$133.0
Net investment income and other	52.2	50.2
Total revenues	185.8	183.2
Benefits and expenses:
Insurance policy benefits	111.6	109.8
Amortization	12.9	12.0
Other expenses	31.6	34.0
Total benefits and expenses	156.1	155.8
EBIT from In-Force Business	$29.7	$27.4

EBIT from New Business
Revenues:
Insurance policy income	$15.5	$14.4
Net investment income and other	—	—
Total revenues	15.5	14.4
Benefits and expenses:
Insurance policy benefits	6.7	5.9
Amortization	.8	.7
Other expenses	8.3	10.5
Total benefits and expenses	15.8	17.1
EBIT from New Business	$(.3)	$(2.7)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$149.1	$147.4
Net investment income and other	52.2	50.2
Total revenues	201.3	197.6
Benefits and expenses:
Insurance policy benefits	118.3	115.7
Amortization	13.7	12.7
Other expenses	39.9	44.5
Total benefits and expenses	171.9	172.9
EBIT from In-Force and New Business	$29.4	$24.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$45.6	$43.2
Net investment income and other	10.1	10.2
Total revenues	55.7	53.4
Benefits and expenses:
Insurance policy benefits	36.5	36.2
Amortization	3.6	3.6
Other expenses	6.8	6.9
Total benefits and expenses	46.9	46.7
EBIT from In-Force Business	$8.8	$6.7

EBIT from New Business
Revenues:
Insurance policy income	$11.3	$10.2
Net investment income and other	—	—
Total revenues	11.3	10.2
Benefits and expenses:
Insurance policy benefits	6.5	5.9
Amortization	.1	.1
Other expenses	18.9	20.7
Total benefits and expenses	25.5	26.7
EBIT from New Business	$(14.2)	$(16.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$56.9	$53.4
Net investment income and other	10.1	10.2
Total revenues	67.0	63.6
Benefits and expenses:
Insurance policy benefits	43.0	42.1
Amortization	3.7	3.7
Other expenses	25.7	27.6
Total benefits and expenses	72.4	73.4
EBIT from In-Force and New Business	$(5.4)	$(9.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended
	March 31,
	2013	2012
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$67.2	$79.0
Net investment income and other	89.7	92.7
Total revenues	156.9	171.7
Benefits and expenses:
Insurance policy benefits	125.4	121.9
Amortization	5.6	7.5
Other expenses	22.3	44.6
Total benefits and expenses	153.3	174.0
EBIT from In-Force Business	$3.6	$(2.3)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment was slightly lower in the first three months of 2013 primarily due to favorable reserve developments in the Medicare supplement and long-term care blocks in the 2012 period and a $9.2 million out-of-period adjustment that resulted in decreased earnings in 2013.

The EBIT from in-force business in the Washington National segment in the 2013 period reflects lower expenses.

The EBIT from new business in the Colonial Penn segment in the 2013 period reflects lower marketing expenses.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from A.M. Best, S&P, Moody's and Fitch Ratings ("Fitch") are "B++", "BB+", "Baa3" and "BBB", respectively.  The current financial strength ratings of Conseco Life from A.M. Best, S&P, Moody's and Fitch are "B-", "B+", "Ba1" and  "BB+", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$126.6	$134.9
Other fixed rate (first-year)	37.2	47.8
Other fixed rate (renewal)	1.8	2.0
Subtotal - other fixed rate annuities	39.0	49.8
Total annuities	165.6	184.7
Health:
Medicare supplement (first-year)	22.7	23.8
Medicare supplement (renewal)	162.5	151.1
Subtotal - Medicare supplement	185.2	174.9
Long-term care (first-year)	5.7	5.5
Long-term care (renewal)	129.7	131.2
Subtotal - long-term care	135.4	136.7
PDP (first year)	.1	.3
PDP (renewal)	10.1	15.0
Subtotal – PDP	10.2	15.3
Other health (first-year)	1.9	.4
Other health (renewal)	2.4	2.2
Subtotal - other health	4.3	2.6
Total health	335.1	329.5
Life insurance:
First-year	42.4	32.8
Renewal	47.1	37.3
Total life insurance	89.5	70.1
Collections on insurance products:
Total first-year premium collections on insurance products	236.6	245.5
Total renewal premium collections on insurance products	353.6	338.8
Total collections on insurance products	$590.2	$584.3

Annuities in this segment include fixed index and other fixed annuities sold to the senior market.  Annuity collections in this segment decreased 10 percent, to $165.6 million, in the first quarter of 2013, as compared to the same period in 2012.  Premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 5.9 percent, to $185.2 million, in the first quarter of 2013, as compared to the same period in the prior year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Premiums collected on Bankers Life's long-term care policies in the first quarter of 2013 were comparable to the same period in 2012.

Premiums collected on other health products in the first three months of 2013 include $1.6 million related to a new critical illness product that was introduced in 2012. There were no such premiums collected in the first three months of 2012.

Premiums collected on PDP business relate to our quota-share reinsurance agreements with Coventry.

Life products in this segment include traditional and interest-sensitive life products.  Life premiums collected in this segment increased 28 percent, to $89.5 million, in the first quarter of 2013, as compared to the same period in 2012, reflecting higher sales in this segment (including increased sales of single premium whole life products).

Washington National (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premiums collected by product:
Health:
Medicare supplement (first-year)	$.2	$.3
Medicare supplement (renewal)	26.4	27.8
Subtotal - Medicare supplement	26.6	28.1
Supplemental health (first-year)	15.6	14.1
Supplemental health (renewal)	104.7	98.8
Subtotal – supplemental health	120.3	112.9
Other health (all renewal)	.6	.7
Total health	147.5	141.7
Life insurance:
First-year	.2	.2
Renewal	3.4	3.8
Total life insurance	3.6	4.0
Collections on insurance products:
Total first-year premium collections on insurance products	16.0	14.6
Total renewal premium collections on insurance products	135.1	131.1
Total collections on insurance products	$151.1	$145.7

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 5.3 percent, to $26.6 million, in the first quarter of 2013, as compared to the same period in 2012.  We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 6.6 percent, to $120.3 million, in the first quarter of 2013, as compared to the same period in 2012.  Such increases are due to higher new sales in recent periods and an improvement in persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in this segment have declined in recent periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premiums collected by product:
Life insurance:
First-year	$11.4	$10.4
Renewal	44.7	42.2
Total life insurance	56.1	52.6
Health (all renewal):
Medicare supplement	1.0	1.2
Other health	.1	.1
Total health	1.1	1.3
Collections on insurance products:
Total first-year premium collections on insurance products	11.4	10.4
Total renewal premium collections on insurance products	45.8	43.5
Total collections on insurance products	$57.2	$53.9

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 6.7 percent, to $56.1 million, in the first quarter of 2013, as compared to the same period in 2012.  Graded benefit life products sold through our direct response marketing channel accounted for $55.5 million and $51.8 million of our total collected premiums in the first quarters of 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended
	March 31,
	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.2	$—
Fixed index (renewal)	.6	.7
Subtotal - fixed index annuities	.8	.7
Other fixed rate (all renewal)	.2	.2
Total annuities	1.0	.9
Health:
Long-term care (all renewal)	6.3	6.7
Other health (all renewal)	.2	.2
Total health	6.5	6.9
Life insurance:
First-year	1.0	.6
Renewal	40.1	44.7
Total life insurance	41.1	45.3
Collections on insurance products:
Total first-year premium collections on insurance products	1.2	.6
Total renewal premium collections on insurance products	47.4	52.5
Total collections on insurance products	$48.6	$53.1

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected in this segment decreased 9.3 percent, to $41.1 million, in the first quarter of 2013, as compared to the same period in 2012. The decrease in collected premiums was primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and policyholder redemptions and lapses. New sales of life products in this segment are insignificant and we expect premiums to continue to decline.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2013, and December 31, 2012, was as follows (dollars in millions):

	March 31, 2013	December 31, 2012
Total capital:
Corporate notes payable	$934.2	$1,004.2
Shareholders' equity:
Common stock	2.2	2.2
Additional paid-in capital	4,173.2	4,174.7
Accumulated other comprehensive income	1,170.7	1,197.4
Accumulated deficit	(317.5)	(325.0)
Total shareholders' equity	5,028.6	5,049.3
Total capital	$5,962.8	$6,053.5

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2013, and as of and for the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
Book value per common share	$22.50	$22.80
Book value per common share, excluding accumulated other comprehensive income (a)	17.26	17.39
Ratio of earnings to fixed charges	1.37X	1.40X
Debt to total capital ratios:
Corporate debt to total capital	15.7%	16.6%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.5%	20.7%
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

Three of the Company's insurance subsidiaries (Conseco Life, Washington National Insurance Company and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of March 31, 2013, collateralized borrowings from the FHLB totaled $1.9 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at March 31, 2013, which are maintained in a custodial account for the benefit of the FHLB. The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.420%
100.0	August 2014	Variable rate – 0.464%
50.0	September 2015	Variable rate – 0.601%
150.0	October 2015	Variable rate – 0.553%
100.0	November 2015	Variable rate – 0.370%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.644%
75.0	June 2016	Variable rate – 0.471%
100.0	October 2016	Variable rate – 0.486%
50.0	November 2016	Variable rate – 0.554%
50.0	November 2016	Variable rate – 0.674%
100.0	June 2017	Variable rate – 0.724%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.490%
75.0	August 2017	Variable rate – 0.438%
100.0	October 2017	Variable rate – 0.734%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.655%
50.0	January 2018	Variable rate – 0.642%
50.0	February 2018	Variable rate – 0.602%
22.0	February 2018	Variable rate – 0.617%
50.0	July 2018	Variable rate – 0.771%
28.0	March 2023	Fixed rate – 2.160%
$1,850.0

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

The 2012 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries reflected total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. Conseco Life's domestic state is expected to adopt new RBC requirements which would increase the RBC level required to avoid regulatory action, effective December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been at a level that would require Conseco Life to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our consolidated statutory risk-based capital ratio of 366% at March 31, 2013, reflects consolidated statutory operating earnings of $112.5 million and the payment of dividends to the holding company of $81 million during the first quarter of 2013. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. For example, statutory pre-tax income for the first quarter of 2013 benefited by approximately $10 million due to the statutory accounting requirements related to fixed index annuity products and we do not expect such benefits to continue in future quarters.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, reported statutory financial results in 2012 that indicated a surplus deficiency under this standard. We have been in contact with Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in 2012, primarily related to a pending legal settlement. Based on our discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO. Subject to the completion and filing of the March 31, 2013 statutory filing, we believe the calculation based on Conseco Life's operating loss for the twelve months ended March 31, 2013, will not indicate a surplus deficiency under this standard.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P, Moody's and Fitch are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

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

On August 29, 2012, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "Baa3" from "Ba1". Moody's also affirmed the financial strength rating of "Ba1" of Conseco Life. The

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

outlook for all ratings is stable. A "stable" designation means that a rating is not likely to change.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are nine ratings above the "Baa3" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below the rating. There are ten ratings above the "Ba1" rating of Conseco Life and ten ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At March 31, 2013, CNO, CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $102.2 million; (ii) fixed income investments of $64.0 million; and (iii) equity securities and other invested assets totaling $77.9 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current legal ownership structure of CNO's primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2013, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $81.0 million. Based on our continued expectation to generate strong statutory earnings and excess capital, we expect to make total dividend payments to the holding company of $250 million to $300 million during 2013. We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 366 percent at March 31, 2013.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("Conseco Life of Texas") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 309 percent at March 31, 2013.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At March 31, 2013, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$315.9	(a)
Colonial Penn Life Insurance Company	(244.9)	(b)
___________

(a)	Bankers Life paid ordinary dividends of $30.0 million to Conseco Life of Texas in the first three months of 2013.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. We made no capital contributions to our insurance subsidiaries in the first three months of 2013.

On March 28, 2013, the Company completed the Offer for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program.

Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a Purchase Price equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final purchase price per $1,000 principal amount of 7.0% Debentures is $2,123.82. In addition to the Purchase Price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

The remaining 7.0% Debentures outstanding will mature on December 30, 2016, unless earlier converted. The 7.0% Debentures are not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures will be convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. If the holders elect to convert their 7.0% Debentures upon the occurrence of certain changes of control of CNO or certain other events, we will be required, under certain circumstances, to increase the conversion rate for such holders of the 7.0% Debentures who convert in connection with such events. Initially, the 7.0% Debentures will be convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of the 7.0% Indenture. At March 31, 2013, the conversion rate was 183.8523 shares of our common stock for each $1,000 principal amount of 7.0% Debentures outstanding.

Commencing on June 30, 2013, we have the right to terminate the conversion rights of the holders of the 7.0% Debentures by written notice if the closing price of our common stock remains above $7.61 (based on the conversion rate at March 31, 2013) for at least 20 trading days in the 30 trading day period ending on the trading day immediately preceding the date of such notice. If we exercise this right, the holders of the 7.0% Debentures would receive an aggregate of approximately 6.2 million shares of our common stock upon conversion of the 7.0% Debentures. We currently expect to exercise such right in the third quarter of 2013 to the extent the remaining 7.0% Debentures have not otherwise been repurchased or converted by the holder.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2013, under its securities repurchase program. However, the purchase of $59.3 million aggregate principal amount of our 7.0% Debentures in the cash tender offer as further discussed above was made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $225.2 million as of March 31, 2013. We currently anticipate repurchasing an additional $125 million to $175 million of our securities in 2013.

In the first quarter of 2013, dividends declared and paid on common stock were $0.02 per common share totaling $4.4 million.

In the first three months of 2013, we made a mandatory prepayment of $1.5 million in an amount equal to 33% of our common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. We also made an additional payment of $12.0 million to cover the remaining portion of the scheduled quarterly principal payment due under the Senior Secured Credit Agreement.

The scheduled principal payments on our direct corporate obligations are as follows at March 31, 2013 (dollars in millions):

Year ending March 31,	Principal
2014	$51.2
2015	66.7
2016	79.3
2017	75.5
2018	4.2
Thereafter	663.0
$939.9

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 22.5%, but greater than 17.5%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 17.5%, the prepayment requirement shall not apply.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 20.3 percent at March 31, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 7.51 to 1.00 for the period ended March 31, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 366 percent at March 31, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2013, was $1,814.1 million).

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). Restricted payments do not include cash paid to purchase our outstanding 7.0% Debentures pursuant to the previously announced tender offer discussed below.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $246 million as of March 31, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

As part of our investment strategy for the holding company, we may enter into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $29.5 million at March 31, 2013. The borrowings mature as follows: $22.3 million - within 30 days; and $7.2 million - between 30 and 90 days. These borrowings were collateralized by investment securities (primarily collateralized mortgage obligations) with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to any depreciation in value of the related securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2013, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,750.3	$2,015.5	$(27.1)	$15,738.7
United States Treasury securities and obligations of United States government corporations and agencies	93.6	5.2	—	98.8
States and political subdivisions	1,867.7	278.4	(4.0)	2,142.1
Asset-backed securities	961.9	67.9	(2.4)	1,027.4
Collateralized debt obligations	322.7	10.0	—	332.7
Commercial mortgage-backed securities	1,293.4	146.8	(.5)	1,439.7
Mortgage pass-through securities	16.6	1.0	—	17.6
Collateralized mortgage obligations	1,184.1	100.4	(.4)	1,284.1
Total investment grade fixed maturities, available for sale	19,490.3	2,625.2	(34.4)	22,081.1
Below-investment grade (a):
Corporate securities	1,201.3	70.6	(6.5)	1,265.4
States and political subdivisions	15.3	—	(.8)	14.5
Asset-backed securities	498.3	40.3	(1.0)	537.6
Collateralized debt obligations	16.1	.1	(.1)	16.1
Collateralized mortgage obligations	893.7	86.2	(.1)	979.8
Total below-investment grade fixed maturities, available for sale	2,624.7	197.2	(8.5)	2,813.4
Total fixed maturities, available for sale	$22,115.0	$2,822.4	$(42.9)	$24,894.5
Equity securities	$206.0	$10.9	$—	$216.9
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC").  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2013 is as follows (dollars in millions):

			Percentage
		Estimated	of total
NAIC	Amortized	fair	estimated
designation	cost	value	fair value

1	$10,396.4	$11,818.1	47.5%
2	10,391.5	11,675.4	46.9
3	952.4	1,013.1	4.1
4	343.2	358.8	1.4
5	28.5	26.1	.1
6	3.0	3.0	—
	$22,115.0	$24,894.5	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,645.1	10.6%	$.8	1.9%
Collateralized mortgage obligations	2,263.9	9.1	.5	1.1
States and political subdivisions	2,156.6	8.7	4.8	11.1
Utilities	1,929.4	7.7	.3	.7
Insurance	1,653.5	6.6	.5	1.2
Asset-backed securities	1,565.0	6.3	3.4	7.9
Commercial mortgage-backed securities	1,439.7	5.8	.5	1.2
Healthcare/pharmaceuticals	1,252.4	5.0	4.1	9.5
Food/beverage	1,131.1	4.5	2.5	5.8
Cable/media	962.3	3.9	7.0	16.3
Banks	916.5	3.7	1.1	2.5
Real estate/REITs	902.5	3.6	—	—
Capital goods	692.8	2.8	—	—
Transportation	560.9	2.3	.2	.6
Telecom	512.7	2.1	2.9	6.8
Aerospace/defense	479.1	1.9	—	—
Building materials	397.5	1.6	1.3	3.0
Chemicals	396.6	1.6	1.6	3.7
Metals and mining	393.3	1.6	2.1	4.9
Collateralized debt obligations	348.8	1.4	.1	.2
Paper	343.7	1.4	.1	.1
Technology	284.4	1.1	—	—
Brokerage	276.7	1.1	—	—
Consumer products	243.5	1.0	.1	.3
Other	1,146.5	4.6	9.0	21.2
Total fixed maturities, available for sale	$24,894.5	100.0%	$42.9	100.0%

Below-Investment Grade Securities

At March 31, 2013, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,624.7 million, or 12 percent of the Company's fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $2,813.4 million, or 107 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Fixed maturity securities, available for sale:
Realized gains on sale	$16.6	$28.7
Realized losses on sale	(2.0)	(2.3)
Impairments:
Total other-than-temporary impairment losses	—	(.4)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	—
Net impairment losses recognized	—	(.4)
Net realized investment gains from fixed maturities	14.6	26.0
Commercial mortgage loans	.7	.5
Impairments of mortgage loans and other investments	—	(7.5)
Other	—	3.9
Net realized investment gains	$15.3	$22.9

During the first three months of 2013, we recognized net realized investment gains of $15.3 million, which were comprised of $19.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.5 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.5 million.

During the first three months of 2012, we recognized net realized investment gains of $22.9 million, which were comprised of $27.4 million of net gains from the sales of investments (primarily fixed maturities), the increase in fair value of certain fixed maturity investments with embedded derivatives of $3.4 million, and $7.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At March 31, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

During the first three months of 2013, the $2.0 million of realized losses on sales of $121.3 million of fixed maturity securities, available for sale, included:  (i) $.5 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $1.5 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) related to structured securities, changes in expected cash flows.

During the first three months of 2012, the $7.9 million of other-than-temporary impairments we recorded in earnings included: (i) $3.2 million of losses related to certain commercial mortgage loans; (ii) $3.9 million of losses related to equity securities; and (iii) $.8 million of additional losses following unforeseen issue-specific events or conditions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$15.6	$15.6
Due after one year through five years	53.7	51.2
Due after five years through ten years	108.4	106.7
Due after ten years	887.7	853.5
Subtotal	1,065.4	1,027.0
Structured securities	364.3	359.8
Total	$1,429.7	$1,386.8

There were no investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis at March 31, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2013 (dollars in millions):

	Investment grade		Below investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Cable/media	$—	$3.8	$.8	$2.4	$7.0
States and political subdivisions	1.8	2.2	.8	—	4.8
Healthcare/pharmaceuticals	—	4.1	—	—	4.1
Business services	—	4.0	—	—	4.0
Asset-backed securities	.5	1.9	.1	.9	3.4
Telecom	.1	2.7	.1	—	2.9
Food/beverage	.5	2.0	—	—	2.5
Metals and mining	—	2.1	—	—	2.1
Chemicals	—	.8	—	.8	1.6
Building materials	—	.1	1.2	—	1.3
Autos	—	1.1	—	—	1.1
Banks	—	.1	1.0	—	1.1
Energy/pipelines	—	.7	—	.1	.8
Commercial mortgage-backed securities	.5	—	—	—	.5
Collateralized mortgage obligations	.4	—	.1	—	.5
Insurance	—	.5	—	—	.5
Finance - other	.3	—	—	—	.3
Utilities	—	.3	—	—	.3
Transportation	—	.2	—	—	.2
Consumer products	—	.1	—	—	.1
Collateralized debt obligations	—	—	—	.1	.1
Paper	—	.1	—	—	.1
Other	—	3.5	.1	—	3.6
Total fixed maturities, available for sale	$4.1	$30.3	$4.2	$4.3	$42.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at March 31, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$45.8	$(1.6)	72.1	$(3.2)	$117.9	$(4.8)
Corporate securities	777.9	(25.8)	131.2	(7.8)	909.1	(33.6)
Asset-backed securities	183.3	(1.2)	70.7	(2.2)	254.0	(3.4)
Collateralized debt obligations	14.7	(.1)	—	—	14.7	(.1)
Commercial mortgage-backed securities	9.1	(.1)	3.7	(.4)	12.8	(.5)
Mortgage pass-through securities	.1	—	1.8	—	1.9	—
Collateralized mortgage obligations	55.9	(.4)	20.5	(.1)	76.4	(.5)
Total fixed maturities, available for sale	$1,086.8	$(29.2)	$300.0	$(13.7)	$1,386.8	$(42.9)
Equity securities	$—	$—	$—	$—	$—	$—

Based on management's current assessment of investments with unrealized losses at March 31, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2013 fixed maturity investments included structured securities with an estimated fair value of $5.6 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2013 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$766.6	$712.7	$735.2
4 percent – 5 percent	892.8	850.5	923.3
5 percent – 6 percent	2,726.4	2,557.0	2,804.3
6 percent – 7 percent	864.7	806.9	897.1
7 percent – 8 percent	143.2	146.7	160.2
8 percent and above	111.8	113.0	114.9
Total structured securities	$5,505.5	$5,186.8	$5,635.0

The amortized cost and estimated fair value of structured securities at March 31, 2013, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,395.4	$1,511.2	6.0%
Planned amortization classes, target amortization classes and accretion-directed securities	674.1	741.8	3.0
Commercial mortgage-backed securities	1,293.4	1,439.7	5.8
Asset-backed securities	1,460.2	1,565.0	6.3
Collateralized debt obligations	338.8	348.8	1.4
Other	24.9	28.5	.1
Total structured securities	$5,186.8	$5,635.0	22.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of March 31, 2013, summarized by loan-to-value ratios (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$790.5	$866.4	$2,280.3
60% to 70%	306.1	323.0	466.1
Greater than 70% to 80%	317.4	327.0	431.9
Greater than 80% to 90%	154.9	163.5	184.6
Greater than 90%	70.9	63.5	76.4
Total	$1,639.8	$1,743.4	$3,439.3

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2013	2012
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$9.5	$6.1
Fee revenue and other income	.8	.2
Total revenues	10.3	6.3
Expenses:
Interest expense	5.4	4.0
Other operating expenses	.1	.1
Total expenses	5.5	4.1
Income before net realized investment gains (losses) and income taxes	4.8	2.2
Net realized investment gains (losses)	.1	(.5)
Income before income taxes	$4.9	$1.7

During the first three months of 2013, we recognized net realized investment gains of $.1 million from the sales of investments  During the first three months of 2012, net realized investment losses included:  (i) $.1 million of net losses from the sales of investments; and (ii) $.4 million of writedowns of investments held by VIEs as a result of our intent to sell such investments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$132.2	13.1%	$.1	11.1%
Cable/media	124.7	12.4	.1	15.8
Technology	109.1	10.8	.1	9.9
Food/beverage	63.6	6.3	.1	10.3
Autos	62.5	6.2	—	3.0
Brokerage	59.0	5.8	.1	9.4
Gaming	40.6	4.0	—	1.9
Consumer products	40.6	4.0	—	3.7
Insurance	40.2	4.0	—	—
Retail	29.7	2.9	—	3.5
Aerospace/defense	29.6	2.9	—	—
Entertainment/hotels	29.5	2.9	.1	4.4
Building materials	24.9	2.5	—	.4
Energy/pipelines	23.6	2.3	—	2.3
Capital goods	23.2	2.3	—	3.6
Utilities	22.1	2.2	.1	3.8
Real estate/REITs	21.4	2.1	.1	5.5
Metals and mining	19.8	2.0	—	.2
Business services	14.0	1.4	—	2.1
Chemicals	13.9	1.4	—	.7
Paper	10.9	1.0	—	3.4
Telecom	8.9	.9	—	—
Textiles	6.1	.6	—	2.0
Transportation	1.7	.2	—	.1
Other	58.1	5.8	—	2.9
Total	$1,009.9	100.0%	$.8	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.0	$1.0
Due after one year through five years	61.1	60.6
Due after five years through ten years	99.6	99.3
Total	$161.7	$160.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of March 31, 2013.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes in the first three months of 2013 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	—	$—	—	$350.0
February 1 through February 28	215,445	10.88	—	350.0
March 1 through March 31	129,933	11.47	—	225.2	(b)

Total	345,378	11.10	—	225.2
____________

(a)
In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities.

(b)
On March 28, 2013, the Company completed the Offer for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was part of our previously announced securities repurchase program.

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

Dated:  April 29, 2013

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)