Form 10-Q
period 2013-06-30
CNO Financial Group, Inc.
filed 2013-08-02
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of July 19, 2013:  222,305,817

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2013	December 31, 2012
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2013 - $22,023.7; December 31, 2012 - $21,626.8)	$23,623.0	$24,614.1
Equity securities at fair value (cost: June 30, 2013 - $230.8; December 31, 2012 - $167.1)	241.3	171.4
Mortgage loans	1,692.2	1,573.2
Policy loans	269.1	272.0
Trading securities	241.0	266.2
Investments held by variable interest entities	1,087.9	814.3
Other invested assets	312.6	248.1
Total investments	27,467.1	27,959.3
Cash and cash equivalents - unrestricted	280.0	582.5
Cash and cash equivalents held by variable interest entities	210.7	54.2
Accrued investment income	294.8	286.2
Present value of future profits	591.6	626.0
Deferred acquisition costs	762.1	629.7
Reinsurance receivables	2,838.0	2,927.7
Income tax assets, net	931.2	716.9
Assets held in separate accounts	15.0	14.9
Other assets	385.1	334.0
Total assets	$33,775.6	$34,131.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2013	December 31, 2012
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$12,784.2	$12,893.2
Traditional products	10,834.4	11,196.3
Claims payable and other policyholder funds	1,006.4	985.1
Liabilities related to separate accounts	15.0	14.9
Other liabilities	626.8	570.6
Investment borrowings	1,878.0	1,650.8
Borrowings related to variable interest entities	1,143.7	767.0
Notes payable – direct corporate obligations	905.7	1,004.2
Total liabilities	29,194.2	29,082.1
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2013 - 219,378,666; December 31, 2012 – 221,502,371)	2.2	2.2
Additional paid-in capital	4,128.2	4,174.7
Accumulated other comprehensive income	698.1	1,197.4
Accumulated deficit	(247.1)	(325.0)
Total shareholders' equity	4,581.4	5,049.3
Total liabilities and shareholders' equity	$33,775.6	$34,131.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Insurance policy income	$691.3	$694.8	$1,382.5	$1,381.1
Net investment income (loss):
General account assets	348.8	351.1	700.7	696.3
Policyholder and reinsurer accounts and other special-purpose portfolios	31.8	(17.3)	109.5	48.3
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	3.8	35.4	19.1	66.2
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(.6)	(3.5)	(.6)	(11.4)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	(.6)	(3.5)	(.6)	(11.4)
Total realized gains	3.2	31.9	18.5	54.8
Fee revenue and other income	6.4	4.5	12.9	8.4
Total revenues	1,081.5	1,065.0	2,224.1	2,188.9
Benefits and expenses:
Insurance policy benefits	673.2	689.7	1,427.3	1,378.7
Interest expense	26.9	28.7	54.2	57.5
Amortization	79.2	68.3	158.5	154.9
Loss on extinguishment of debt	7.7	.5	65.4	.7
Other operating costs and expenses	179.8	173.3	369.4	400.3
Total benefits and expenses	966.8	960.5	2,074.8	1,992.1
Income before income taxes	114.7	104.5	149.3	196.8
Income tax expense (benefit):
Income tax expense on period income	42.6	38.8	75.8	72.0
Valuation allowance for deferred tax assets	(5.0)	—	(15.5)	—
Net income	$77.1	$65.7	$89.0	$124.8
Earnings per common share:
Basic:
Weighted average shares outstanding	220,498,000	237,289,000	221,290,000	239,092,000
Net income	$.35	$.28	$.40	$.52
Diluted:
Weighted average shares outstanding	230,893,000	293,475,000	237,180,000	295,409,000
Net income	$.34	$.24	$.38	$.45

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$77.1	$65.7	$89.0	$124.8
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(1,179.7)	511.5	(1,363.0)	563.4
Amortization of present value of future profits and deferred acquisition costs	113.4	(56.2)	134.1	(76.2)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	342.7	(143.4)	478.0	(113.1)
Reclassification adjustments:
For net realized investment gains included in net income	(8.9)	(31.0)	(23.7)	(52.6)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	.4	3.1	1.2	4.2
Unrealized gains (losses) on investments	(732.1)	284.0	(773.4)	325.7
Change related to deferred compensation plan	1.4	.8	2.4	1.6
Other comprehensive income (loss) before tax	(730.7)	284.8	(771.0)	327.3
Income tax (expense) benefit related to items of accumulated other comprehensive income	258.1	(102.0)	271.7	(118.1)
Other comprehensive income (loss), net of tax	(472.6)	182.8	(499.3)	209.2
Comprehensive income (loss)	$(395.5)	$248.5	$(410.3)	$334.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance, December 31, 2011	$4,364.3	$781.6	$(532.1)	$4,613.8
Net income	—	—	124.8	124.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $115.9)	—	205.2	—	205.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $2.2)	—	4.0	—	4.0
Cost of shares acquired	(58.2)	—	—	(58.2)
Dividends on common stock	—	—	(4.7)	(4.7)
Stock options, restricted stock and performance units	8.2	—	—	8.2
Balance, June 30, 2012	$4,314.3	$990.8	$(412.0)	$4,893.1

Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	89.0	89.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $270.9)	—	(497.9)	—	(497.9)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.8)	—	(1.4)	—	(1.4)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of shares acquired	(50.0)	—	—	(50.0)
Dividends on common stock	—	—	(11.1)	(11.1)
Stock options, restricted stock and performance units	16.1	—	—	16.1
Balance, June 30, 2013	$4,130.4	$698.1	$(247.1)	$4,581.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Insurance policy income	$1,230.1	$1,216.6
Net investment income	685.1	660.0
Fee revenue and other income	12.9	8.4
Insurance policy benefits	(1,070.1)	(1,108.8)
Interest expense	(48.9)	(52.6)
Deferrable policy acquisition costs	(107.2)	(94.7)
Other operating costs	(409.1)	(385.6)
Taxes	(2.9)	(4.3)
Net cash provided by operating activities	289.9	239.0
Cash flows from investing activities:
Sales of investments	943.5	1,332.2
Maturities and redemptions of investments	1,335.3	824.5
Purchases of investments	(2,992.8)	(2,614.5)
Net sales of trading securities	25.3	29.2
Change in cash and cash equivalents held by variable interest entities	(156.5)	(14.2)
Other	(10.6)	(16.7)
Net cash used by investing activities	(855.8)	(459.5)
Cash flows from financing activities:
Payments on notes payable	(101.9)	(81.4)
Expenses related to extinguishment of debt	(61.3)	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(12.6)	—
Issuance of common stock	12.7	1.0
Payments to repurchase common stock	(50.0)	(58.2)
Common stock dividends paid	(11.1)	(4.7)
Amounts received for deposit products	634.0	674.4
Withdrawals from deposit products	(749.9)	(814.6)
Issuance of investment borrowings:
Federal Home Loan Bank	400.0	—
Related to variable interest entities	376.3	246.8
Payments on investment borrowings:
Federal Home Loan Bank	(200.2)	—
Related to variable interest entities and other	(.2)	(.6)
Investment borrowings - repurchase agreements, net	27.6	12.0
Net cash provided (used) by financing activities	263.4	(25.3)
Net decrease in cash and cash equivalents	(302.5)	(245.8)
Cash and cash equivalents, beginning of period	582.5	436.0
Cash and cash equivalents, end of period	$280.0	$190.2

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

We focus on serving the pre-retiree and retired middle-income American markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

The accompanying financial statements include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude transactions between us and our consolidated affiliates, or among our consolidated affiliates.

OUT-OF-PERIOD ADJUSTMENT

We recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 3 cents per diluted share) in the six months ended June 30, 2013 (none of which was recognized in the second quarter of 2013). We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the 2013 period, as well as the materiality to the periods in which they originated. The impact of correcting this error in prior years was not significant to any individual period. Management believes this error is immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses). Our trading securities totaled $241.0 million and $266.2 million at June 30, 2013 and December 31, 2012, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2013 and December 31, 2012, were as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$7.5	$9.8
Net unrealized gains on all other investments	1,602.1	2,986.5
Adjustment to present value of future profits (a)	(176.5)	(193.0)
Adjustment to deferred acquisition costs	(320.1)	(452.9)
Adjustment to insurance liabilities	(25.8)	(489.8)
Unrecognized net loss related to deferred compensation plan	(5.5)	(7.9)
Deferred income tax liabilities	(383.6)	(655.3)
Accumulated other comprehensive income	$698.1	$1,197.4
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date our Predecessor emerged from bankruptcy).

At June 30, 2013, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(151.4) million, $(146.8) million, $(25.8) million and $116.6 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2013, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than- temporary impairments included in accumulated other comprehensive income
Corporate securities	$14,952.8	$1,294.4	$(143.4)	$16,103.8	$—
United States Treasury securities and obligations of United States government corporations and agencies	127.9	3.6	(.4)	131.1	—
States and political subdivisions	1,945.0	162.8	(20.6)	2,087.2	—
Asset-backed securities	1,389.0	79.1	(12.7)	1,455.4	—
Collateralized debt obligations	319.4	9.2	(.8)	327.8	—
Commercial mortgage-backed securities	1,302.6	101.8	(6.7)	1,397.7	—
Mortgage pass-through securities	14.8	.8	—	15.6	—
Collateralized mortgage obligations	1,972.2	135.0	(2.8)	2,104.4	(4.8)
Total fixed maturities, available for sale	$22,023.7	$1,786.7	$(187.4)	$23,623.0	$(4.8)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$246.1	$250.1
Due after one year through five years	1,823.0	1,974.9
Due after five years through ten years	4,131.4	4,468.3
Due after ten years	10,825.2	11,628.8
Subtotal	17,025.7	18,322.1
Structured securities	4,998.0	5,300.9
Total fixed maturities, available for sale	$22,023.7	$23,623.0

Net Realized Investment Gains (Losses)

During the first six months of 2013, we recognized net realized investment gains of $18.5 million, which were comprised of $29.6 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.9 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $10.5 million and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At June 30, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

Our fixed maturity investments are generally purchased in the context of various long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.

During the six months ended June 30, 2013, we sold $181.3 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $3.4 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2013, other-than-temporary impairments included in accumulated other comprehensive income of $4.8 million (before taxes and related amortization) related to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.5)	$(1.9)	$(1.6)	$(2.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	—	.2	.1	.3
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.5)	$(1.7)	$(1.5)	$(1.7)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$24.0	$(.4)	$—	$—	$24.0	$(.4)
States and political subdivisions	276.8	$(14.0)	63.4	(6.6)	340.2	(20.6)
Corporate securities	2,388.2	(135.5)	71.7	(7.9)	2,459.9	(143.4)
Asset-backed securities	297.3	(10.6)	42.5	(2.1)	339.8	(12.7)
Collateralized debt obligations	46.5	(.8)	—	—	46.5	(.8)
Commercial mortgage-backed securities	107.0	(6.4)	3.3	(.3)	110.3	(6.7)
Mortgage pass-through securities	1.8	—	1.8	—	3.6	—
Collateralized mortgage obligations	151.2	(2.8)	2.8	—	154.0	(2.8)
Total fixed maturities, available for sale	$3,292.8	$(170.5)	$185.5	$(16.9)	$3,478.3	$(187.4)
Equity securities	$31.7	$(1.3)	$—	$—	$31.7	$(1.3)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income for basic earnings per share	$77.1	$65.7	$89.0	$124.8
Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	.4	3.7	1.6	7.4
Net income for diluted earnings per share	$77.5	$69.4	$90.6	$132.2
Shares:
Weighted average shares outstanding for basic earnings per share	220,498	237,289	221,290	239,092
Effect of dilutive securities on weighted average shares:
7% Debentures	5,692	53,377	11,141	53,372
Stock options, restricted stock and performance units	2,412	2,367	2,620	2,475
Warrants	2,291	442	2,129	470
Dilutive potential common shares	10,395	56,186	15,890	56,317
Weighted average shares outstanding for diluted earnings per share	230,893	293,475	237,180	295,409

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate is subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of an indenture dated as of October 16, 2009 (the "7.0% Indenture"). At June 30, 2013, the conversion rate was 184.3127 shares of our common stock for each $1,000 principal amount of 7.0% Debentures outstanding. On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt depend on market conditions and do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$8.6	$7.9	$16.5	$15.1
Health	334.1	341.4	666.7	675.5
Life	76.4	69.7	153.9	134.9
Net investment income (a)	226.6	185.6	488.3	420.5
Fee revenue and other income (a)	4.0	3.3	7.7	6.2
Total Bankers Life revenues	649.7	607.9	1,333.1	1,252.2
Washington National:
Insurance policy income:
Health	145.6	143.9	290.9	287.0
Life	3.6	3.7	7.4	8.0
Net investment income (a)	51.3	51.0	103.3	101.0
Fee revenue and other income (a)	.2	.3	.4	.5
Total Washington National revenues	200.7	198.9	402.0	396.5
Colonial Penn:
Insurance policy income:
Health	1.1	1.3	2.2	2.7
Life	56.9	53.3	112.7	105.3
Net investment income (a)	9.9	10.2	19.8	20.2
Fee revenue and other income (a)	.2	.2	.4	.4
Total Colonial Penn revenues	68.1	65.0	135.1	128.6
Other CNO Business:
Insurance policy income:
Annuities	1.8	3.5	3.7	6.2
Health	6.1	6.4	12.3	13.1
Life	57.1	63.7	116.2	133.3
Net investment income (a)	80.6	79.8	170.3	172.5
Total Other CNO Business revenues	145.6	153.4	302.5	325.1
Corporate operations:
Net investment income	4.5	7.2	14.6	30.4
Fee and other income	1.5	.7	3.2	1.3
Total corporate revenues	6.0	7.9	17.8	31.7
Total revenues	1,070.1	1,033.1	2,190.5	2,134.1

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Expenses:
Bankers Life:
Insurance policy benefits	$434.1	$396.7	$904.6	$817.6
Amortization	45.7	50.5	100.2	107.4
Interest expense on investment borrowings	1.7	1.4	3.1	2.8
Other operating costs and expenses	89.1	83.2	184.0	177.8
Total Bankers Life expenses	570.6	531.8	1,191.9	1,105.6
Washington National:
Insurance policy benefits	117.3	113.7	235.6	229.4
Amortization	13.0	10.8	26.7	23.5
Interest expense on investment borrowings	.5	.8	1.0	1.5
Other operating costs and expenses	38.1	39.7	77.5	83.5
Total Washington National expenses	168.9	165.0	340.8	337.9
Colonial Penn:
Insurance policy benefits	41.2	39.6	84.2	81.7
Amortization	3.7	3.9	7.4	7.6
Other operating costs and expenses	22.0	20.9	47.7	48.5
Total Colonial Penn expenses	66.9	64.4	139.3	137.8
Other CNO Business:
Insurance policy benefits	109.6	122.0	235.0	243.9
Amortization	5.9	7.1	11.5	14.6
Interest expense on investment borrowings	4.8	5.0	9.6	10.1
Other operating costs and expenses	22.7	17.4	40.2	56.9
Total Other CNO Business expenses	143.0	151.5	296.3	325.5
Corporate operations:
Interest expense on corporate debt	13.1	16.6	28.2	34.1
Interest expense on borrowings of variable interest entities	—	4.7	—	8.7
Interest expense on investment borrowings	—	.2	.1	.3
Other operating costs and expenses	3.6	12.1	12.3	33.6
Total corporate expenses	16.7	33.6	40.6	76.7
Total expenses	966.1	946.3	2,008.9	1,983.5
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes:

Bankers Life	79.1	76.1	141.2	146.6
Washington National	31.8	33.9	61.2	58.6
Colonial Penn	1.2	.6	(4.2)	(9.2)
Other CNO Business	2.6	1.9	6.2	(.4)
Corporate operations	(10.7)	(25.7)	(22.8)	(45.0)
Income before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	$104.0	$86.8	$181.6	$150.6
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Total segment revenues	$1,070.1	$1,033.1	$2,190.5	$2,134.1
Net realized investment gains	3.2	31.9	18.5	54.8
Revenues related to certain non-strategic investments and earnings attributable to non-controlling interests	8.2	—	15.1	—
Consolidated revenues	$1,081.5	$1,065.0	$2,224.1	$2,188.9

Total segment expenses	$966.1	$946.3	$2,008.9	$1,983.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	(29.0)	17.7	(32.1)	6.1
Amortization related to fair value changes in embedded derivative liabilities	10.5	(7.1)	11.5	(2.4)
Amortization related to net realized investment gains	.4	3.1	1.2	4.2
Expenses related to certain non-strategic investments and earnings attributable to non-controlling interests	11.1	—	19.9	—
Loss on extinguishment of debt	7.7	.5	65.4	.7
Consolidated expenses	$966.8	$960.5	$2,074.8	$1,992.1

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $75.9 million and $18.0 million in the six months ended June 30, 2013 and 2012, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $114.1 million and $54.4 million at June 30, 2013 and December 31, 2012, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $796.3 million at June 30, 2013 and $734.0 million at December 31, 2012. We recognized an increase (reduction) to earnings of $18.5 million and $(10.6) million in the second quarters of 2013 and 2012, respectively, and $20.6 million and $(3.7) million in the first six months of 2013 and 2012, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2013, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $2.6 million and $5.5 million at June 30, 2013 and December 31, 2012, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $176.6 million and $196.6 million at June 30, 2013 and December 31, 2012, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $55.1 million and $59.3 million in the second quarters of 2013 and 2012, respectively, and $107.1 million and $116.5 million in the first six months of 2013 and 2012, respectively. We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $39.1 million and $54.2 million in the second quarters of 2013 and 2012, respectively, and $92.7 million and $115.8 million in the first six months of 2013 and 2012, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $15.4 million and $22.9 million in the second quarters of 2013 and 2012, respectively, and $29.1 million and $38.8 million in the first six months of 2013 and 2012, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $10.8 million and $17.7 million in the second quarters of 2013 and 2012, respectively, and $19.7 million and $28.5 million in the first six months of 2013 and 2012, respectively.

See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. The loss on extinguishment of debt of $7.7 million and $65.4 million in the three and six months ended June 30, 2013, respectively, was treated as a discrete item. The components of income tax expense were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Current tax expense	$2.7	$3.4	$5.4	$6.7
Deferred tax expense	40.8	35.4	71.8	65.3
Income tax expense calculated based on estimated annual effective tax rate	43.5	38.8	77.2	72.0
Income tax benefit on discrete items:
Valuation allowance reduction applicable to utilization of capital loss carryforwards	(5.0)	—	(15.5)	—
Deferred tax benefit related to loss on extinguishment of debt	(.9)	—	(1.4)	—
Total income tax expense	$37.6	$38.8	$60.3	$72.0

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual tax rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2013	2012
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible expenses, net	(.5)	.7
State taxes	1.4	.9
Estimated annual effective tax rate	35.9%	36.6%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Net federal operating loss carryforwards	$1,270.3	$1,330.2
Net state operating loss carryforwards	16.1	16.2
Tax credits	43.6	39.2
Capital loss carryforwards	280.7	296.2
Deductible temporary differences:
Insurance liabilities	746.8	746.3
Other	61.0	86.0
Gross deferred tax assets	2,418.5	2,514.1
Deferred tax liabilities:
Investments	(21.5)	(24.1)
Present value of future profits and deferred acquisition costs	(302.5)	(325.2)
Accumulated other comprehensive income	(383.6)	(655.3)
Gross deferred tax liabilities	(707.6)	(1,004.6)
Net deferred tax assets before valuation allowance	1,710.9	1,509.5
Valuation allowance	(751.4)	(766.9)
Net deferred tax assets	959.5	742.6
Current income taxes accrued	(28.3)	(25.7)
Income tax assets, net	$931.2	$716.9

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis, including our indepth review in the third quarter of each year in conjunction with our annual financial planning process. The realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carryforwards and NOLs expire.

In the first six months of 2013, we reduced our deferred tax valuation allowance by $15.5 million (of which, $5.0 million was recognized in the second quarter of 2013) resulting from the utilization of capital loss carryforwards during the period. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

dependent, in part, on whether the Internal Revenue Service (the "IRS") ultimately agrees with the tax position we have taken in our tax returns with respect to the classification of the loss we recognized as a result of the transfer of the stock of Senior Health Insurance Company of Pennsylvania ("Senior Health") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust").

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.70 percent at June 30, 2013), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2013, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of June 30, 2013, we had $3.6 billion of federal NOLs and $.8 billion of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming: the IRS does not ultimately agree with the position we have taken with respect to the loss on our investment in Senior Health; and does not reflect the impact of the agreement on the terms of a settlement we reached with the IRS in July 2013 related to the classification of cancellation of indebtedness income ("CODI") resulting from the bankruptcy of our Predecessor both as further described below (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss	Total loss
	Life		Non-life		carryforwards	carryforwards
2013	$—		$—		$764.2 (b)	$764.2
2014	—		—		28.7	28.7
2016	—		—		9.1	9.1
2018	314.5	(a)	—		—	314.5
2021	29.5		—		—	29.5
2022	204.1		—		—	204.1
2023	—	(b)	2,592.4	(a)	—	2,592.4
2024	—		3.2		—	3.2
2025	—		118.8		—	118.8
2027	—		216.8		—	216.8
2028	—		.5		—	.5
2029	—		148.9		—	148.9
2032	—		.7		—	.7
Total	$548.1		$3,081.3		$802.0	$4,431.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

 _________________________

(a)
The life/non-life allocation summarized above does not reflect the agreement on the terms of a settlement we reached with the IRS in July 2013 with respect to the allocation of CODI.  Approximately $315 million of the non-life NOLs expiring in 2023 will be characterized as life NOLs expiring in 2018. The impact of the agreement is expected to be reflected in our financial statements for the three month period ended September 30, 2013, pending receipt of the final settlement agreement.

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

We had deferred tax assets related to NOLs for state income taxes of $16.1 million and $16.2 million at June 30, 2013 and December 31, 2012, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS was not in agreement with our position. An agreement on the terms of a settlement was reached in July 2013. Due to uncertainties with respect to the position the IRS could take and limitations on our ability to utilize NOLs based on projected life and non-life income, we had consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance. Under the terms of the agreement, approximately $315 million of the $631 million of CODI will be treated as a reduction to the non-life NOLs. We expect the final closing agreement to result in a reduction to our valuation allowance of approximately $70.0 million which will be recognized in the three month period ended September 30, 2013, excluding the impacts of any other tax developments.

We recognized a $742 million loss on our investment in Senior Health which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. We are exploring the use of tax planning strategies to utilize this loss, assuming it is ultimately determined to be a capital loss. We have not been able to conclude that the potential strategies we have identified are feasible and/or prudent as of June 30, 2013. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $130 million based on the income projections used in determining our valuation allowance.

Due to the uncertainty in tax law, we were not able to conclude that a tax position for the repurchase premium related to the repurchase of our 7% Debentures on September 28, 2012 and March 27, 2013, was more likely than not to be sustained. We recently engaged outside counsel and received external evidence after June 30, 2013 which supports our position that deductions with respect to a portion of the repurchase premium paid in 2012 and 2013 should be allowed under Section 249 of the Code. We expect to record a tax benefit of approximately $14.0 million in the three months ended September 30, 2013, related to the change in facts regarding the deductibility of a portion of the repurchase premium, excluding the impacts of any other tax developments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013	December 31, 2012
Senior Secured Credit Agreement (as defined below)	$606.5	$644.6
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	29.2	93.0
Unamortized discount on Senior Secured Credit Agreement	(4.2)	(5.0)
Unamortized discount on 7.0% Debentures	(.8)	(3.4)
Direct corporate obligations	$905.7	$1,004.2

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($394.0 million remains outstanding at June 30, 2013); (ii) a $250.0 million four-year term loan facility ($212.5 million remains outstanding at June 30, 2013); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of June 30, 2013, no amounts have been borrowed under the revolving credit facility.

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

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At June 30, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

Other changes to the Senior Secured Credit Agreement included:

(i)
modifications of mandatory prepayments resulting from certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement. Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100% of the amount of certain restricted payments provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

capitalization ratio is: (x) equal to or less than 25.0% but greater than 20.0%, the prepayment requirement shall be reduced to 33.33% (previously less than or equal to 22.5% but greater than 17.5%); or (y) equal to or less than 20.0%, the prepayment requirement shall not apply (previously equal to or less than 17.5%); and

(ii)
that there will be a 1.00% fee in connection with any repricing of the six-year term loan facility that reduces the interest rate prior to the date that is six months after the closing of the amendment of the Senior Secured Credit Agreement.

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. We also made additional payments of $17.7 million to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

In the second quarter of 2013, we recognized a loss on extinguishment of debt totaling $2.9 million reflecting expenses related to the amendment of the Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement.

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0%, but greater than 20.0%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 20.0%, the prepayment requirement shall not apply.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 19.1 percent at June 30, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 7.84 to 1.00 for the period ended June 30, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 376 percent at June 30, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at June 30, 2013, was $1,864.9 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through June 30, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $238 million as of June 30, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

7.0% Debentures

On March 28, 2013, the Company completed the cash tender offer (the "Offer") for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program.

Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price (the "Purchase Price") equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final Purchase Price per $1,000 principal amount of 7.0% Debentures was $2,123.82. In addition to the Purchase Price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

In May 2013, we repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million.

In the first six months of 2013, we recognized a loss on extinguishment of debt totaling $62.5 million as a result of the Offer and repurchase of 7.0% Debentures described above, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs. Additional paid-in capital was also reduced by $12.6 million to extinguish the beneficial conversion feature associated with a portion of the 7.0% Debentures that were repurchased.

On July 1, 2013, the Company issued a conversion right termination notice (the “Conversion Termination Notice”) to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, par value $0.01 per share, effective as of July 30, 2013 (the “Conversion Termination Date”). Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock.

As of July 31, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2013 (dollars in millions):

Year ending June 30,
2014	$51.1
2015	73.0
2016	79.2
2017	52.2
2018	4.2
Thereafter	651.0
$910.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Conseco Life Insurance Company ("Conseco Life"), Washington National Insurance Company and Bankers Life and Casualty Company ("Bankers Life")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of June 30, 2013, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at June 30, 2013, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $13.6 million and $14.4 million in the first six months of 2013 and 2012, respectively, was recognized related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.405%
50.0	September 2015	Variable rate – 0.576%
150.0	October 2015	Variable rate – 0.543%
100.0	November 2015	Variable rate – 0.354%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.633%
75.0	June 2016	Variable rate – 0.434%
100.0	October 2016	Variable rate – 0.463%
50.0	November 2016	Variable rate – 0.543%
50.0	November 2016	Variable rate – 0.665%
57.7	June 2017	Variable rate – 0.624%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.475%
75.0	August 2017	Variable rate – 0.423%
100.0	October 2017	Variable rate – 0.707%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.628%
50.0	January 2018	Variable rate – 0.616%
50.0	February 2018	Variable rate – 0.583%
22.0	February 2018	Variable rate – 0.603%
100.0	May 2018	Variable rate – 0.645%
50.0	July 2018	Variable rate – 0.746%
21.8	June 2020	Fixed rate – 1.960%
27.8	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,849.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At June 30, 2013, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $48.0 million.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $27.6 million at June 30, 2013. The borrowings mature as follows: $20.9 million - within 30 days; and $6.7 million - between 30 and 90 days.

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

At June 30, 2013, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.8 billion; (ii) repurchase agreements of $27.6 million; and (iii) other borrowings of $.6 million.

At December 31, 2012, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; and (ii) other borrowings of $.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2012	221,502
Treasury stock purchased and retired	(4,421)
Stock options exercised	1,516
Restricted and performance stock vested	782	(a)
Balance, June 30, 2013	219,379
________

(a)	Such amount was reduced by 346 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities. In the first six months of 2013, we repurchased 4.4 million shares of common stock for $50.0 million, under the securities repurchase program. The Company purchased $63.8 million aggregate principal amount of our 7.0% Debentures in the first six months of 2013 as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $165.7 million as of June 30, 2013.

In May 2012, we initiated a common stock dividend program. In the first six months of 2013, dividends declared and paid on common stock were $0.05 per share totaling $11.1 million.
SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $2.5 million and $2.3 million during the six months ended June 30, 2013 and 2012, respectively.  Amounts amortized totaled $13.3 million and $14.3 million during the six months ended June 30, 2013 and 2012, respectively.  The unamortized balance of deferred sales inducements at June 30, 2013 and December 31, 2012 was $115.7 million and $126.5 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $31.3 million and $34.6 million at June 30, 2013 and December 31, 2012, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As described in the note to the consolidated financial statements entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at June 30, 2013 or December 31, 2012. The counterparties do not provide collateral to the Company related to their obligations under the call options.

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

The following tables summarize information related to call options and repurchase agreements as of June 30, 2013 and December 31, 2012 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2013:
Call Options	$114.1	$—	$114.1	$(114.1)	$—	$—
December 31, 2012:
Call Options	54.4	—	54.4	(54.4)	—	—

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2013:
Repurchase agreements (a)	$27.6	$—	$27.6	$(27.6)	$—	$—

_________________

(a)	As of June 30, 2013, these agreements were collateralized by investment securities with a fair value of $32.2 million. There were no repurchase agreements outstanding at December 31, 2012.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In July 2013, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Such guidance will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances as further described in the guidance.

Such guidance does not require new recurring disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Adopted Accounting Standards

In December 2011, the FASB issued authoritative guidance regarding disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective disclosures required for all comparative periods presented. In January 2013, the FASB issued authoritative guidance that limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are: (i) offset in the financial statements; or (ii) subject to an enforceable master netting arrangement or similar agreement. Such disclosures are included in the note to the consolidated financial statements entitled "Assets and Liabilities Subject to Offsetting Disclosure Requirements".

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

Cost of Insurance Litigation

Valulife/Valuterm Litigation

On March 4, 2008, a complaint was filed in the United States District Court for the Central District of California by Celedonia X. Yue, M. D. on behalf of the class of all others similarly situated, and on behalf of the General Public v. Conseco Life Insurance Company, successor to Philadelphia Life Insurance Company and formerly known as Massachusetts General Life Insurance Company, Cause No. CV08-01506 CAS.  Plaintiff in this putative class action owns a Valulife universal life policy insuring the life of Ruth S. Yue originally issued by Massachusetts General Life Insurance Company in 1995.  Plaintiff is claiming breach of contract on behalf of the proposed national class and seeks injunctive and restitutionary relief pursuant to California Business & Professions Code Section 17200 and declaratory relief.  The putative class consists of all owners of Valulife and Valuterm universal life insurance policies issued by either Massachusetts General or Philadelphia Life and that were later acquired and serviced by Conseco Life.  Plaintiff alleges that members of the class will be damaged by increases in the cost of insurance (a non-guaranteed element ("NGE")) that are set to take place in the twenty first policy year of Valulife and Valuterm policies. At the time plaintiff filed her complaint, no such increases had yet been applied to the subject policies.  During 2010, Conseco Life voluntarily agreed not to implement the cost of insurance rate increase at issue in this litigation and is following a process with respect to any future cost of insurance rate increases as set forth in the regulatory settlement agreement described below under the caption entitled "Regulatory Examinations and Fines". Plaintiff filed a motion for certification of a nationwide class and a California state class.  On December 7, 2009, the court granted that motion. On October 8, 2010, the court dismissed the causes of actions alleged in the California state class.  On January 19, 2011, the court granted the plaintiff's motion for summary judgment as to the declaratory relief claim and on February 2, 2011, the court issued an advisory opinion, in the form of a declaratory judgment, as to what, in its view, Conseco Life could consider in implementing future cost of insurance rate increases related to its Valulife and Valuterm block of policies.  Conseco Life is appealing the court's January 19, 2011 decision and the plaintiff is appealing the court's decision to dismiss the California causes of action.

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
Conseco Life has agreed to a settlement with the plaintiff in the litigation described in the two preceding paragraphs, which would, upon court approval, resolve those cases as well as the Nicholas litigation described below. On January 25, 2013, the parties filed a stipulation of settlement and joint motion for preliminary approval of proposed nationwide class settlement and certification of settlement classes. On March 6, 2013, the court granted preliminary approval of the settlement. The settlement includes a reduction in the cost of insurance increase implemented by Conseco Life in November 2011 and certain policy benefit enhancements. On July 8, 2013, the court issued a final judgment approving the settlement. The deadline for appealing the final judgment is August 8, 2013.

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
Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation ("MDL"), seeking the establishment of an MDL proceeding consolidating the Brady case and the McFarland case into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered these cases be consolidated for pretrial proceedings in the Northern District of California Federal Court. On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. On December 20, 2011, the court issued an order denying Conseco Life's motion to decertify the class as to current policyholders, but granted the motion to decertify as to former policyholders. On March 5, 2012, the plaintiffs filed a motion for a preliminary injunction requesting that the court enjoin Conseco Life from imposing increased cost of insurance charges until trial with regard to 157 members of the class, and on July 17, 2012, the court granted a preliminary injunction as to 100 members of the class and denied the plaintiff's motion for a preliminary injunction as to the other 57 members. Subsequently, the plaintiffs filed a motion for partial summary judgment on their breach of contract claim, Conseco Life filed a motion to decertify the nationwide class, and Conseco Life filed a motion for summary judgment. On January 29, 2013, the court granted in part and denied in part plaintiffs' motion for partial summary judgment and denied Conseco Life's motions. The parties have entered into a settlement agreement. On July 12, 2013, the court granted preliminary approval of the settlement. Final approval of the settlement is

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

subject to a court fairness hearing, currently set for November 1, 2013, after notice to policyholders covered by the settlement as well as other conditions.

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

Other Litigation
On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and that Washington National Insurance Company breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  On January 5, 2010, the district court granted the plaintiff's motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties reached a settlement of the (B) (3) class in 2010, which has been implemented. The amount recognized in 2010 related to the settlement was not significant to the Company's consolidated financial condition, cash flows or results of operations. The plaintiff filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company has appealed the court's decision and the appeal is pending.  On February 17, 2012, the Eleventh Circuit Court of Appeals referred the case to the Florida Supreme Court, and on December 5, 2012, the Florida Supreme Court held oral argument and took the matter under advisement.  On July 3, 2013, the Florida Supreme Court, in a 4-3 decision, ruled the inflation escalation rider applied to the lifetime maximum benefit.  The Eleventh Circuit is to rule on whether the district court properly certified the (B)(2) injunctive relief class.
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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$89.0	$124.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	172.6	167.7
Income taxes	57.4	67.7
Insurance liabilities	205.3	105.4
Accrual and amortization of investment income	(125.0)	(84.6)
Deferral of policy acquisition costs	(107.2)	(94.7)
Net realized investment gains	(18.5)	(54.8)
Loss on extinguishment of debt	65.4	.7
Other	(49.1)	6.8
Net cash provided by operating activities	$289.9	$239.0

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2013	2012
Stock options, restricted stock and performance units	$7.2	$7.2

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,087.9	$—	$1,087.9
Notes receivable of VIEs held by insurance subsidiaries	—	(108.4)	(108.4)
Cash and cash equivalents held by variable interest entities	210.7	—	210.7
Accrued investment income	2.0	—	2.0
Income tax assets, net	5.0	(2.0)	3.0
Other assets	21.6	(1.0)	20.6
Total assets	$1,327.2	$(111.4)	$1,215.8
Liabilities:
Other liabilities	$80.4	$(2.8)	$77.6
Borrowings related to variable interest entities	1,143.7	—	1,143.7
Notes payable of VIEs held by insurance subsidiaries	112.4	(112.4)	—
Total liabilities	$1,336.5	$(115.2)	$1,221.3

	December 31, 2012
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$814.3	$—	$814.3
Notes receivable of VIEs held by insurance subsidiaries	—	(78.5)	(78.5)
Cash and cash equivalents held by variable interest entities	54.2	—	54.2
Accrued investment income	1.8	—	1.8
Income tax assets, net	3.3	(2.6)	.7
Other assets	9.6	—	9.6
Total assets	$883.2	$(81.1)	$802.1
Liabilities:
Other liabilities	$39.9	$(3.3)	$36.6
Borrowings related to variable interest entities	767.0	—	767.0
Notes payable of VIEs held by insurance subsidiaries	82.5	(82.5)	—
Total liabilities	$889.4	$(85.8)	$803.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of corporate bank loans which are almost entirely rated below-investment grade.  At June 30, 2013, such loans had an amortized cost of $1,087.9 million; gross unrealized gains of $4.2 million; gross unrealized losses of $4.2 million; and an estimated fair value of $1,087.9 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.1	$3.1
Due after one year through five years	401.4	403.5
Due after five years through ten years	683.4	681.3
Total	$1,087.9	$1,087.9

During the first six months of 2013, we recognized net realized investment losses on the VIE investments of $.3 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first six months of 2012, we recognized net realized investment losses on the VIE investments of $.2 million, which were comprised of $.2 million of net gains from the sales of fixed maturities, and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2013, there were no investments held by the VIEs that were in default.

During the first six months of 2013, no investments held by the VIEs were sold which resulted in gross investment losses.

At June 30, 2013, the VIEs held:  (i) investments with a fair value of $541.5 million and gross unrealized losses of $4.2 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $11.3 million and gross unrealized losses of nil that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2013, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $29.6 million (classified as other invested assets).  At June 30, 2013, we had unfunded commitments to these partnerships of $39.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first six months of 2013 and 2012.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 24 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix utilizes a spread level to determine the market price for a security.  The credit spread generally incorporates the issuer's credit rating and other factors relating to the issuer's industry and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

The fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, are determined based on the consideration of several inputs including closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk.  For certain embedded derivatives, we use actuarial assumptions in the determination of fair value.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,710.7	$393.1	$16,103.8
United States Treasury securities and obligations of United States government corporations and agencies	—	131.1	—	131.1
States and political subdivisions	—	2,087.2	—	2,087.2
Asset-backed securities	—	1,410.0	45.4	1,455.4
Collateralized debt obligations	—	40.2	287.6	327.8
Commercial mortgage-backed securities	—	1,394.4	3.3	1,397.7
Mortgage pass-through securities	—	13.8	1.8	15.6
Collateralized mortgage obligations	—	2,104.3	.1	2,104.4
Total fixed maturities, available for sale	—	22,891.7	731.3	23,623.0
Equity securities:
Corporate securities	66.7	171.4	.1	238.2
Venture capital investments	—	—	3.1	3.1
Total equity securities	66.7	171.4	3.2	241.3
Trading securities:
Corporate securities	—	43.8	—	43.8
United States Treasury securities and obligations of United States government corporations and agencies	—	4.7	—	4.7
States and political subdivisions	—	13.7	—	13.7
Asset-backed securities	—	39.8	—	39.8
Commercial mortgage-backed securities	—	105.1	—	105.1
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	22.0	10.4	32.4
Equity securities	1.4	—	—	1.4
Total trading securities	1.4	229.2	10.4	241.0
Investments held by variable interest entities - corporate securities	—	1,087.9	—	1,087.9
Other invested assets - derivatives	.3	114.1	—	114.4
Assets held in separate accounts	—	15.0	—	15.0
Total assets carried at fair value by category	$68.4	$24,509.3	$744.9	$25,322.6

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$796.3	$796.3
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	2.6	2.6
Total liabilities for insurance products	—	—	798.9	798.9
Total liabilities carried at fair value by category	$—	$—	$798.9	$798.9

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2013
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,746.3	$1,746.3	$1,692.2
Policy loans	—	—	269.1	269.1	269.1
Other invested assets:
Company-owned life insurance	—	126.8	—	126.8	126.8
Hedge funds	—	16.1	—	16.1	16.1
Cash and cash equivalents:
Unrestricted	79.5	200.5	—	280.0	280.0
Held by variable interest entities	210.7	—	—	210.7	210.7
Liabilities:
Insurance liabilities for interest-sensitive products excluding embedded derivatives (a)	—	—	11,985.3	11,985.3	11,985.3
Investment borrowings	—	1,926.0	—	1,926.0	1,878.0
Borrowings related to variable interest entities	—	1,127.4	—	1,127.4	1,143.7
Notes payable – direct corporate obligations	—	965.4	—	965.4	905.7

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

____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at June 30, 2013 and December 31, 2012.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2013 (dollars in millions):

	June 30, 2013
	Beginning balance as of March 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of June 30, 2013	Amount of total gains (losses) for the three months ended June 30, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$356.3	$2.2	$(.3)	$(9.6)	$44.5	$—	$393.1	$—
States and political subdivisions	15.0	—	—	—	—	(15.0)	—	—
Asset-backed securities	46.6	(.2)	—	(2.5)	2.0	(.5)	45.4	—
Collateralized debt obligations	309.7	(33.7)	(.1)	.9	10.8	—	287.6	—
Commercial mortgage-backed securities	3.8	(.5)	—	—	—	—	3.3	—
Mortgage pass-through securities	1.8	—	—	—	—	—	1.8	—
Collateralized mortgage obligations	36.6	—	—	—	—	(36.5)	.1	—
Total fixed maturities, available for sale	769.8	(32.2)	(.4)	(11.2)	57.3	(52.0)	731.3	—
Equity securities:
Corporate securities	.1	—	—	—	—	—	.1	—
Venture capital investments	3.1	—	—	—	—	—	3.1	—
Total equity securities	3.2	—	—	—	—	—	3.2	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Collateralized mortgage obligations	5.7	—	—	(.1)	4.8	—	10.4	—
Total trading securities	6.3	—	—	(.1)	4.8	(.6)	10.4	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(794.3)	(32.7)	30.7	—	—	—	(796.3)	30.7
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.1)	2.5	—	—	—	—	(2.6)	—
Total liabilities for insurance products	(799.4)	(30.2)	30.7	—	—	—	(798.9)	30.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service which utilized observable inputs at the end of the period, whereas a broker quote was used as of the beginning of the period.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$10.0	$(7.8)	$—	$—	$2.2
Asset-backed securities	—	(.2)	—	—	(.2)
Collateralized debt obligations	—	(33.7)	—	—	(33.7)
Commercial mortgage-backed securities	—	(.5)	—	—	(.5)
Total fixed maturities, available for sale	10.0	(42.2)	—	—	(32.2)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(27.7)	—	(14.0)	9.0	(32.7)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	2.5	—	—	2.5
Total liabilities for insurance products	(27.7)	2.5	(14.0)	9.0	(30.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2013 (dollars in millions):

	June 30, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of June 30, 2013	Amount of total gains (losses) for the six months ended June 30, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$63.6	$(.3)	$(13.4)	$—	$(12.3)	$393.1	$—
States and political subdivisions	13.1	—	—	—	—	(13.1)	—	—
Asset-backed securities	44.0	7.2	—	(3.3)	2.0	(4.5)	45.4	—
Collateralized debt obligations	324.0	(42.0)	.1	5.5	—	—	287.6	—
Commercial mortgage-backed securities	6.2	(.7)	—	.1	—	(2.3)	3.3	—
Mortgage pass-through securities	1.9	(.1)	—	—	—	—	1.8	—
Collateralized mortgage obligations	16.9	(.1)	—	—	—	(16.7)	.1	—
Total fixed maturities, available for sale	761.6	27.9	(.2)	(11.1)	2.0	(48.9)	731.3	—
Equity securities:
Corporate securities	.1	—	—	—	—	—	.1	—
Venture capital investments	2.8	—	—	.3	—	—	3.1	—
Total equity securities	2.9	—	—	.3	—	—	3.2	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	—
Collateralized mortgage obligations	5.8	—	—	(.3)	4.9	—	10.4	—
Total trading securities	13.7	(7.7)	.6	(.5)	4.9	(.6)	10.4	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(734.0)	(95.8)	33.5	—	—	—	(796.3)	33.5
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.5)	2.9	—	—	—	—	(2.6)	—
Total liabilities for insurance products	(739.5)	(92.9)	33.5	—	—	—	(798.9)	33.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service which utilized observable inputs at the end of the period, whereas a broker quote was used as of the beginning of the period.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$71.5	$(7.9)	$—	$—	$63.6
Asset-backed securities	7.6	(.4)	—	—	7.2
Collateralized debt obligations	13.3	(55.3)	—	—	(42.0)
Commercial mortgage-backed securities	—	(.7)	—	—	(.7)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	92.4	(64.5)	—	—	27.9
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(52.8)	1.4	(64.2)	19.8	(95.8)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	2.9	—	—	2.9
Total liabilities for insurance products	(52.8)	4.3	(64.2)	19.8	(92.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2012 (dollars in millions):

	June 30, 2012
	Beginning balance as of March 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of June 30, 2012	Amount of total gains (losses) for the three months ended June 30, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$268.0	$18.3	$—	$2.0	$63.5	$(30.8)	$321.0	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(.1)	—	—	—	—	1.5	—
States and political subdivisions	9.6	—	—	.8	10.6	(5.0)	16.0	—
Asset-backed securities	22.7	—	—	1.6	1.3	(2.6)	23.0	—
Collateralized debt obligations	332.4	(3.9)	—	1.6	—	—	330.1	—
Mortgage pass-through securities	2.2	(.1)	—	—	—	—	2.1	—
Collateralized mortgage obligations	14.7	—	—	.1	—	(10.3)	4.5	—
Total fixed maturities, available for sale	651.2	14.2	—	6.1	75.4	(48.7)	698.2	—
Equity securities:
Corporate securities	3.2	—	—	—	—	—	3.2	—
Venture capital investments	65.2	—	(3.0)	(4.2)	—	—	58.0	(3.0)
Total equity securities	68.4	—	(3.0)	(4.2)	—	—	61.2	(3.0)
Trading securities:
States and political subdivisions	—	—	—	—	.5	—	.5	—
Collateralized debt obligations	3.6	—	—	(.2)	—	—	3.4	(.2)
Total trading securities	3.6	—	—	(.2)	.5	—	3.9	(.2)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(704.3)	22.6	(19.3)	—	—	—	(701.0)	(19.3)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.4)	(1.5)	—	—	—	—	(4.9)	—
Total liabilities for insurance products	(707.7)	21.1	(19.3)	—	—	—	(705.9)	(19.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service which utilized observable inputs at the end of the period, whereas a broker quote was used as of the beginning of the period.

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$18.3	$—	$—	$—	$18.3
United States Treasury securities and obligations of United States government corporations and agencies	—	(.1)	—	—	(.1)
Collateralized debt obligations	7.2	(11.1)	—	—	(3.9)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	25.5	(11.3)	—	—	14.2
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(24.5)	36.7	—	10.4	22.6
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(1.5)	—	(1.5)
Total liabilities for insurance products	(24.5)	36.7	(1.5)	10.4	21.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2012 (dollars in millions):

	June 30, 2012
	Beginning balance as of December 31, 2011	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of June 30, 2012	Amount of total gains (losses) for the six months ended June 30, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$16.0	$—	$3.5	$94.3	$(70.9)	$321.0	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(.1)	—	—	—	—	1.5	—
States and political subdivisions	2.1	—	—	1.7	14.3	(2.1)	16.0	—
Asset-backed securities	79.7	(27.3)	(.3)	(2.7)	.6	(27.0)	23.0	—
Collateralized debt obligations	327.3	(5.7)	—	8.5	—	—	330.1	—
Commercial mortgage-backed securities	17.3	—	—	—	—	(17.3)	—	—
Mortgage pass-through securities	2.2	(.1)	—	—	—	—	2.1	—
Collateralized mortgage obligations	124.8	(22.5)	—	(1.0)	—	(96.8)	4.5	—
Total fixed maturities, available for sale	833.1	(39.7)	(.3)	10.0	109.2	(214.1)	698.2	—
Equity securities:
Corporate securities	6.4	—	(3.8)	.6	—	—	3.2	(3.8)
Venture capital investments	63.5	—	(3.0)	(2.5)	—	—	58.0	(3.0)
Total equity securities	69.9	—	(6.8)	(1.9)	—	—	61.2	(6.8)
Trading securities:
States and political subdivisions	—	—	—	.1	.4	—	.5	.1
Collateralized debt obligations	—	4.2	—	(.8)	—	—	3.4	(.8)
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Total trading securities	.4	4.2	—	(.7)	.4	(.4)	3.9	(.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(666.3)	(28.0)	(6.7)	—	—	—	(701.0)	(6.7)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.5)	(1.4)	—	—	—	—	(4.9)	—
Total liabilities for insurance products	(669.8)	(29.4)	(6.7)	—	—	—	(705.9)	(6.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service which utilized observable inputs at the end of the period, whereas a broker quote was used as of the beginning of the period.

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$43.3	$(27.3)	$—	$—	$16.0
United States Treasury securities and obligations of United States governement corporations and agencies	—	(.1)	—	—	(.1)
Asset-backed securities	—	(27.3)	—	—	(27.3)
Collateralized debt obligations	35.5	(41.2)	—	—	(5.7)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	4.1	(26.6)	—	—	(22.5)
Total fixed maturities, available for sale	82.9	(122.6)	—	—	(39.7)
Trading securities - collateralized debt obligations	4.2	—	—	—	4.2
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(51.8)	41.7	(39.0)	21.1	(28.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(1.4)	—	(1.4)
Total liabilities for insurance products	(51.8)	41.7	(40.4)	21.1	(29.4)

At June 30, 2013, 93 percent of our Level 3 fixed maturities, available for sale, were investment grade and 39 percent and 54 percent of our Level 3 fixed maturities, available for sale, consisted of collateralized debt obligations and corporate securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2013 (dollars in millions):

	Fair value at June 30, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$250.4	Discounted cash flow analysis	Discount margins	1.95% - 3.50% (2.70%)
Asset-backed securities (b)	30.3	Discounted cash flow analysis	Discount margins	2.38% - 3.45% (3.01%)
Collateralized debt obligations (c)	277.5	Discounted cash flow analysis	Recoveries	50% - 66% (62.5%)
			Constant prepayment rate	20%
			Discount margins	1.00% - 2.40% (1.43%)
			Annual default rate	0.96% - 5.20% (3.08%)
			Portfolio CCC %	1.56% - 19.83% (12.41%)
Preferred stock (d)	3.1	Market multiples	EBITDA multiple	7.2
			Revenue multiple	1.5
Other assets categorized as Level 3 (e)	183.6	Unadjusted third-party price source	Not applicable	Not applicable
Total	744.9
Liabilities:
Interest sensitive products (f)	798.9	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 5.61% (5.55%)
			Discount rates	0.00 - 4.19% (2.03%)
			Surrender rates	4% - 43% (19%)
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

In this section, we review the consolidated financial condition of CNO at June 30, 2013, and the consolidated results of operations for the six months ended June 30, 2013 and 2012, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

•
our ability to achieve additional upgrades of the financial strength ratings of CNO and our insurance company subsidiaries as well as the impact of our ratings on our business, our ability to access capital, and the cost of capital;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2013 and 2012 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$79.1	$76.1	$141.2	$146.6
Washington National	31.8	33.9	61.2	58.6
Colonial Penn	1.2	.6	(4.2)	(9.2)
Other CNO Business	2.6	1.9	6.2	(.4)
EBIT from business segments	114.7	112.5	204.4	195.6
Corporate operations, excluding corporate interest expense	2.4	(9.1)	5.4	(10.9)
EBIT	117.1	103.4	209.8	184.7
Corporate interest expense	(13.1)	(16.6)	(28.2)	(34.1)
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	104.0	86.8	181.6	150.6
Tax expense on operating income	36.3	32.6	64.2	55.8
Net operating income	67.7	54.2	117.4	94.8
Net realized investment gains (net of related amortization and taxes)	1.8	18.7	11.2	32.8
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	12.1	(6.9)	13.4	(2.4)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(2.7)	—	(4.5)	—
Loss on extinguishment of debt (net of taxes)	(6.8)	(.3)	(64.0)	(.4)
Net income before valuation allowance for deferred tax assets	72.1	65.7	73.5	124.8
Valuation allowance for deferred tax assets	5.0	—	15.5	—
Net income	$77.1	$65.7	$89.0	$124.8
Per diluted share:
Net operating income	$.30	$.20	$.50	$.35
Net realized investment gains (net of related amortization and taxes)	.01	.06	.05	.11
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.05	(.02)	.06	(.01)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(.01)	—	(.02)	—
Loss on extinguishment of debt (net of taxes)	(.03)	—	(.27)	—
Valuation allowance for deferred tax assets	.02	—	.06	—
Net income	$.34	$.24	$.38	$.45
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

The following summarizes the components of the reserves related to our long-term care business in both our Bankers Life and Other CNO Business segments as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30,	December 31,
	2013	2012

Amounts classified as liabilities for insurance products - traditional products:
Active life reserves	$3,499.0	$3,441.6
Reserves for the present value of amounts not yet due on claims	1,237.4	1,213.2
Future loss reserves	86.9	76.0
Amounts classified as claims liabilities and other policyholder liabilities:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	184.9	181.3

Total	$5,008.2	$4,912.1

The significant assumptions used to calculate the active life reserves include morbidity, persistency and investment yields. These assumptions are determined at the issuance date and do not change over the life of the policy.

The significant assumptions used to calculate the reserves for the present value of amounts not yet due on claims include future benefit payments, interest rates and claim continuance patterns. Interest rates are used to determine the present value of the future benefit payments and are based on the investment yield of assets supporting the reserves. Claim continuance assumptions are estimates of the expected period of time that claim payments will continue before termination due to recovery, death or attainment of policy maximum benefits. These estimates are based on historical claim experience for similar policy and coverage types. Our estimates of benefit payments, interest rates and claim continuance are reviewed regularly and updated to consider current portfolio investment yields and recent claims experience.

Pursuant to GAAP, we are required to establish premium deficiency reserves when the aggregate liability on a block of business is deficient. With respect to our long-term care blocks of business, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, maintenance expense and investment yields, which estimates are generally updated annually. During the first six months of 2013, we increased the future loss reserves related to our long-term care blocks of business by $10.9 million based on these calculations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2012 claim reserve redundancy (deficiency) for long-term care claim reserves, as measured at June 30, 2013, was $8.2 million (recognized as a reduction to claim expense during 2013 and consisting of $12.4 million for the Bankers Life segment and $(4.2) million for the Other CNO Business segment).

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in 2012 related to our long-term care business (in both our Bankers Life and Other CNO Business segments) would have resulted in an immediate decrease in our earnings of approximately $35 million to $72 million (representing the entire impact of the increase in loss ratio on claims incurred in 2012).  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Refer to "Critical Accounting Policies" in our 2012 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments for the periods presented (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes (a non-GAAP measure) (a):

Bankers Life	$79.1	$76.1	$141.2	$146.6
Washington National	31.8	33.9	61.2	58.6
Colonial Penn	1.2	.6	(4.2)	(9.2)
Other CNO Business	2.6	1.9	6.2	(.4)
Corporate operations	(10.7)	(25.7)	(22.8)	(45.0)
	104.0	86.8	181.6	150.6
Net realized investment gains (losses), net of related amortization:
Bankers Life	2.9	16.2	10.8	25.9
Washington National	(1.0)	3.5	.6	6.6
Colonial Penn	.4	1.9	.1	4.5
Other CNO Business	.8	6.1	5.6	12.6
Corporate operations	(.3)	1.1	.2	1.0
	2.8	28.8	17.3	50.6
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	18.2	(10.4)	20.3	(3.6)
Other CNO Business	.3	(.2)	.3	(.1)
	18.5	(10.6)	20.6	(3.7)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests
Corporate operations	(2.9)	—	(4.8)	—
Loss on extinguishment of debt:
Corporate operations	(7.7)	(.5)	(65.4)	(.7)
Income (loss) before income taxes:
Bankers Life	100.2	81.9	172.3	168.9
Washington National	30.8	37.4	61.8	65.2
Colonial Penn	1.6	2.5	(4.1)	(4.7)
Other CNO Business	3.7	7.8	12.1	12.1
Corporate operations	(21.6)	(25.1)	(92.8)	(44.7)
Income before income taxes	$114.7	$104.5	$149.3	$196.8
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premium collections:
Annuities	$183.7	$169.5	$349.3	$354.2
Medicare supplement and other supplemental health	324.6	331.3	659.7	660.8
Life	91.1	75.4	180.6	145.5
Total collections	$599.4	$576.2	$1,189.6	$1,160.5
Average liabilities for insurance products:
Annuities:
Mortality based	$227.2	$231.7	$228.2	$232.7
Fixed index	3,132.2	2,798.2	3,085.5	2,752.8
Deposit based	4,301.3	4,577.8	4,343.3	4,611.4
Medicare supplement and other supplemental health	5,030.3	4,653.2	5,125.3	4,643.9
Life:
Interest sensitive	480.3	444.7	473.9	443.0
Non-interest sensitive	616.8	506.2	603.2	494.6
Total average liabilities for insurance products, net of reinsurance ceded	$13,788.1	$13,211.8	$13,859.4	$13,178.4
Revenues:
Insurance policy income	$419.1	$419.0	$837.1	$825.5
Net investment income:
General account invested assets	211.0	204.9	423.8	405.2
Fixed index products	15.6	(19.3)	64.5	15.3
Fee revenue and other income	4.0	3.3	7.7	6.2
Total revenues	649.7	607.9	1,333.1	1,252.2
Expenses:
Insurance policy benefits	368.0	366.3	743.2	701.5
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	35.2	36.6	69.3	75.1
Fixed index products	30.9	(6.2)	92.1	41.0
Amortization related to operations	45.7	50.5	100.2	107.4
Interest expense on investment borrowings	1.7	1.4	3.1	2.8
Other operating costs and expenses	89.1	83.2	184.0	177.8
Total benefits and expenses	570.6	531.8	1,191.9	1,105.6
Income before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	79.1	76.1	141.2	146.6
Net realized investment gains	3.3	17.9	11.9	28.5
Amortization related to net realized investment gains	(.4)	(1.7)	(1.1)	(2.6)
Net realized investment gains, net of related amortization	2.9	16.2	10.8	25.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	27.3	(16.7)	30.5	(5.7)
Amortization related to fair value changes in embedded derivative liabilities	(9.1)	6.3	(10.2)	2.1
Fair value changes in embedded derivative liabilities, net of related amortization	18.2	(10.4)	20.3	(3.6)
Income before income taxes	$100.2	$81.9	$172.3	$168.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Health benefit ratios:
All health lines:
Insurance policy benefits	$310.0	$313.7	$620.8	$596.5
Benefit ratio (a)	92.8%	91.9%	93.1%	88.3%
Medicare supplement:
Insurance policy benefits	$127.2	$132.9	$256.2	$250.7
Benefit ratio (a)	67.2%	72.2%	67.9%	68.3%
PDP:
Insurance policy benefits	$9.2	$11.4	$15.9	$20.6
Benefit ratio (a)	85.2%	64.2%	80.5%	72.4%
Long-term care:
Insurance policy benefits	$173.6	$169.5	$348.7	$325.4
Benefit ratio (a)	129.5%	121.4%	129.4%	116.1%
Interest-adjusted benefit ratio (b)	81.4%	75.4%	81.5%	70.4%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $64.5 million and $64.2 million in the three months ended June 30, 2013 and 2012, respectively, and was $129.1 million and $128.0 million in the six months ended June 30, 2013 and 2012, respectively.

Total premium collections were $599.4 million in the second quarter of 2013, up 4.0 percent from 2012, and were $1,189.6 million in the first six months of 2013, up 2.5 percent from 2012.  See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.8 billion in the second quarter of 2013, up 4.4 percent from 2012, and were $13.9 billion in the first six months of 2013, up 5.2 percent from 2012.  The increase in such liabilities reflects higher new sales of these products. In addition, such average insurance liabilities for certain long-term care products were increased by $195 million and $311 million in the three and six months ended June 30, 2013, respectively,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $211.0 million in the second quarter of 2013, up 3.0 percent from 2012, and was $423.8 million in the first six months of 2013, up 4.6 percent from 2012.  The average balance of general account invested assets was $14.8 billion and $14.2 billion in the second quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.70 percent and 5.79 percent in the second quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $14.8 billion and $14.1 billion in the first six months of 2013 and 2012, respectively.  The average yield on these assets was 5.74 percent and 5.73 percent in the first six months of 2013 and 2012, respectively. The increase in general account invested assets is primarily due to: (i) sales and increased persistency of our annuity and health products in recent periods; and (ii) the proceeds from $200 million of additional collateralized borrowings from the FHLB in the first six months of 2013 pursuant to our investment borrowing program. The increase in net investment income in the 2013 periods reflects the growth in general account invested assets and prepayment income. Prepayment income was $1.3 million and $2.4 million in the second quarters of 2013 and 2012, respectively, and was $6.9 million and $2.9 million in the first six months of 2013 and 2012, respectively. The decline in average yield in the second quarter of 2013 is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB. Investing in relatively higher yielding investments and reduction to turnover rates to preserve existing higher yielding investments has resulted in maintaining overall yields in this segment when compared to the prior year. However, should current market conditions continue, it is possible that the overall yield may decline in future periods, absent changes in our investment strategy.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $15.6 million and $(19.3) million in the second quarters of 2013 and 2012, respectively, and was $64.5 million and $15.3 million in the first six months of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 67.9 percent and 68.3 percent in the first six months of 2013 and 2012, respectively, and 67.2 percent and 72.2 percent in the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, the benefit ratio was impacted by the favorable development of prior period claim reserves of approximately $6.5 million. Excluding the impact of the favorable claim reserve development, the benefit ratio would have been 70.7 percent in the three months ended June 30, 2013.  We continue to expect the benefit ratio on this Medicare supplement business will be approximately 71 percent for 2013.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.6 million and $6.4 million in the second quarters of 2013 and 2012, respectively, and were $3.8 million and $7.9 million in the first six months of 2013 and 2012, respectively.  In the three months ended June 30, 2012, insurance margins on this business were increased by $3.6 million, due to premium adjustments on the assumed blocks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 129.5 percent and 121.4 percent in the second quarters of 2013 and 2012, respectively, and was 129.4 percent and 116.1 percent in the first six months of 2013 and 2012, respectively.  The interest-adjusted benefit ratio on this business was 81.4 percent and 75.4 percent in the second quarters of 2013 and 2012, respectively, and was 81.5 percent and 70.4 percent in the first six months of 2013 and 2012, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense). The benefit ratio in 2013 increased due to higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. In addition, we recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. Excluding these items, our interest-adjusted benefit ratio would have been 78.8 percent and 77.7 percent in the three and six months ended June 30, 2013, respectively. We expect the interest-adjusted benefit ratio on this long-term care block to approximate the normalized results we have experienced in the last two quarters for the remainder of 2013.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In the first six months of both 2013 and 2012, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $4 million and $15 million in the first six months of 2013 and 2012, respectively, and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. The net impacts described above are expected to be lower in future periods as re-rating activity slows given we have completed several rounds of rate actions on underperforming blocks of long-term care business in recent years.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $35.2 million in the second quarter of 2013, down 3.8 percent from 2012, and were $69.3 million in the first six months of 2013, down 7.7 percent from 2012.  The weighted average crediting rate for these products was 2.9 percent in both the second quarters of 2013 and 2012, and was 3.0 percent in both the first six months of 2013 and 2012. The average liabilities of the deposit-based annuity block were $4.3 billion and $4.6 billion in the first six months of 2013 and 2012, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs." Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life's amortization expense was $45.7 million and $50.5 million in the second quarters of 2013 and 2012, respectively, and was $100.2 million and $107.4 million in the first six months of 2013 and 2012, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $89.1 million in the second quarter of 2013, up 7.1 percent from 2012, and were $184.0 million in the first six months of 2013, up 3.5 percent from 2012.  Other operating

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

expenses in first six months of 2012 included a $10 million settlement with state securities regulators. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Expenses related to the marketing and quota-share agreements with Coventry	$2.4	$1.9	$4.7	$3.8
Commission expense and agent manager benefits	15.1	14.9	31.3	28.9
Other operating expenses	71.6	66.4	148.0	145.1
Total	$89.1	$83.2	$184.0	$177.8

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2013, we recognized $11.9 million of net gains from the sales of investments (primarily fixed maturities). During the first six months of 2012, net realized investment gains in this segment included $31.5 million of net gains from the sales of investments (primarily fixed maturities) and $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million and $1.7 million in the second quarters of 2013 and 2012, respectively, and $1.1 million and $2.6 million in the six months ended June 30, 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premium collections:
Medicare supplement and other supplemental health	$147.6	$145.1	$295.1	$286.8
Life	3.4	3.8	7.0	7.8
Total collections	$151.0	$148.9	$302.1	$294.6
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,427.0	$2,418.9	$2,424.2	$2,424.3
Non-interest sensitive life	202.6	199.1	199.9	199.7
Total average liabilities for insurance products, net of reinsurance ceded	$2,629.6	$2,618.0	$2,624.1	$2,624.0
Revenues:
Insurance policy income	$149.2	$147.6	$298.3	$295.0
Net investment income:
General account invested assets	51.3	51.0	103.3	101.0
Trading account income related to reinsurer accounts	(.6)	1.4	(.6)	1.5
Change in value of embedded derivatives related to modified coinsurance agreements	.6	(1.4)	.6	(1.5)
Fee revenue and other income	.2	.3	.4	.5
Total revenues	200.7	198.9	402.0	396.5
Expenses:
Insurance policy benefits	117.3	113.7	235.6	229.4
Amortization related to operations	13.0	10.8	26.7	23.5
Interest expense on investment borrowings	.5	.8	1.0	1.5
Other operating costs and expenses	38.1	39.7	77.5	83.5
Total benefits and expenses	168.9	165.0	340.8	337.9
Income before net realized investment gains and income taxes	31.8	33.9	61.2	58.6
Net realized investment gains (losses)	(1.0)	3.5	.6	6.6
Income before income taxes	$30.8	$37.4	$61.8	$65.2
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$17.0	$20.5	$34.4	$40.6
Benefit ratio (a)	65.5%	67.7%	65.3%	66.6%
Supplemental health:
Insurance policy benefits	$93.6	$87.1	$187.0	$179.1
Benefit ratio (a)	78.6%	77.0%	79.0%	79.7%
Interest-adjusted benefit ratio (b)	52.6%	50.1%	52.8%	52.6%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

_________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $31.0 million and $30.5 million in the three months ended June 30, 2013 and 2012, respectively, and was $61.9 million and $61.0 million in the six months ended June 30, 2013 and 2012, respectively.

Total premium collections were $151.0 million in the second quarter of 2013, up 1.4 percent from 2012, and were $302.1 million in the first six months of 2013, up 2.5 percent from 2012.  See "Premium Collections" for further analysis.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased slightly during the 2013 periods as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $51.3 million in the second quarter of 2013, up .6 percent from 2012, and was $103.3 million in the first six months of 2013, up 2.3 percent from 2012.  The average balance of general account invested assets was $3.8 billion and $3.7 billion in the second quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.47 percent and 5.57 percent in the second quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $3.8 billion and $3.7 billion in the first six months of 2013 and 2012, respectively.  The average yield on these assets was 5.50 percent and 5.51 percent in the first six months of 2013 and 2012, respectively.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $8.9 million and $9.7 million in the second quarters of 2013 and 2012, respectively, and were $18.3 million and $20.4 million in the six months ended June 30, 2013 and 2012, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012. Our benefit ratios were 65.5 percent and 67.7 percent in the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, the benefit ratio was impacted by the favorable development of prior period claim reserves of approximately $1.5 million. Excluding the impact of the favorable claim reserve development, the benefit ratio would have been 71.3 percent in the three months ended June 30, 2013.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits.  For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders.  The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy.  The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $25.4 million and $26.0 million in the second quarters of 2013 and 2012, respectively, and were $49.7 million and $45.6 million in the six months ended June 30, 2013 and 2012, respectively. The increase in margin in the first half of 2013 is primarily related to higher insurance policy income due to the growth in this block of business and improved persistency. The interest adjusted benefit ratio on this supplemental health business was 52.8 percent and 52.6 percent in the first six months of 2013 and 2012, respectively. We expect the interest-adjusted benefit ratio on this supplemental health block to approximate the results we have experienced in the last two quarters for the remainder of 2013.

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

Interest expense on investment borrowings represents $.5 million and $.8 million in the second quarters of 2013 and 2012, respectively, and $1.0 million and $1.5 million in the first six months of 2013 and 2012, respectively, of interest expense on collateralized borrowings, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses include commission expense of $16.2 million and $16.5 million in the second quarters of 2013 and 2012, respectively, and $32.3 million and $33.5 million in the six months ended June 30, 2013 and 2012, respectively. The first half of 2013 reflects lower legal expenses than the comparable period in 2012.

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2013, we recognized $.6 million of net gains from the sales of investments (primarily fixed maturities). During the first six months of 2012, net realized investment gains included $9.5 million of net gains from the sales of investments (primarily fixed maturities) and $2.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premium collections:
Life	$56.4	$52.5	$112.5	$105.1
Supplemental health	1.0	1.2	2.1	2.5
Total collections	$57.4	$53.7	$114.6	$107.6
Average liabilities for insurance products:
Annuities-mortality based	$74.4	$76.8	$74.6	$76.9
Supplemental health	14.1	15.1	14.3	15.3
Life:
Interest sensitive	17.7	18.9	17.7	19.4
Non-interest sensitive	629.9	601.8	624.0	600.1
Total average liabilities for insurance products, net of reinsurance ceded	$736.1	$712.6	$730.6	$711.7
Revenues:
Insurance policy income	$58.0	$54.6	$114.9	$108.0
Net investment income on general account invested assets	9.9	10.2	19.8	20.2
Fee revenue and other income	.2	.2	.4	.4
Total revenues	68.1	65.0	135.1	128.6
Expenses:
Insurance policy benefits	41.1	39.3	83.9	81.2
Amounts added to annuity and interest-sensitive life product account balances	.1	.3	.3	.5
Amortization related to operations	3.7	3.9	7.4	7.6
Other operating costs and expenses	22.0	20.9	47.7	48.5
Total benefits and expenses	66.9	64.4	139.3	137.8
Income (loss) before net realized investment gains and income taxes	1.2	.6	(4.2)	(9.2)
Net realized investment gains	.4	1.9	.1	4.5
Income (loss) before income taxes	$1.6	$2.5	$(4.1)	$(4.7)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. In 2013, we plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report a loss (before net realized investment gains (losses) and income taxes) in 2013 of between $5 million and $10 million.

Total premium collections were $57.4 million in the second quarter of 2013, up 6.9 percent from 2012, and were $114.6 million in the first six months of 2013, up 6.5 percent from 2012.  See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets was $9.9 million in the second quarter of 2013, down 2.9 percent from 2012, and was $19.8 million in the first six months of 2013, down 2.0 percent from 2012.  The average balance of general account invested assets was $676.8 million and $679.1 million in the second quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.89 percent and 5.98 percent in the second quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $676.7 million and $681.5 million in the first six

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

months of 2013 and 2012, respectively.  The average yield on these assets was 5.87 percent and 5.93 percent in the first six months of 2013 and 2012, respectively.

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

Other operating costs and expenses in our Colonial Penn segment were $22.0 million in the second quarter of 2013, up 5.3 percent from 2012, and were $47.7 million in the first six months of 2013, down 1.6 percent from 2012.

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2013, we recognized $.1 million of net gains from the sales of investments (primarily fixed maturities). During the first six months of 2012, net realized investment gains in this segment included $4.7 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premium collections:
Annuities	$1.5	$1.2	$2.5	$2.1
Other health	6.2	6.5	12.7	13.4
Life	39.5	40.9	80.6	86.2
Total collections	$47.2	$48.6	$95.8	$101.7
Average liabilities for insurance products:
Annuities:
Mortality based	$212.9	$225.5	$213.9	$227.3
Fixed index	462.9	532.5	468.6	543.2
Deposit based	621.2	633.1	626.4	635.7
Separate accounts	15.3	15.8	15.2	15.6
Other health	474.7	479.8	474.7	480.4
Life:
Interest sensitive	2,232.6	2,365.9	2,245.7	2,391.4
Non-interest sensitive	810.1	763.3	809.7	764.9
Total average liabilities for insurance products, net of reinsurance ceded	$4,829.7	$5,015.9	$4,854.2	$5,058.5
Revenues:
Insurance policy income	$65.0	$73.6	$132.2	$152.6
Net investment income:
General account invested assets	78.3	84.0	157.7	168.0
Fixed index products	2.4	(4.1)	11.4	2.7
Trading account income related to policyholder accounts	(.1)	(.1)	1.2	1.8
Total revenues	145.6	153.4	302.5	325.1
Expenses:
Insurance policy benefits	77.4	93.8	165.5	176.8
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	27.0	27.5	55.8	57.2
Fixed index products	5.2	.7	13.7	9.9
Amortization related to operations	5.9	7.1	11.5	14.6
Interest expense on investment borrowings	4.8	5.0	9.6	10.1
Other operating costs and expenses	22.7	17.4	40.2	56.9
Total benefits and expenses	143.0	151.5	296.3	325.5
Income (loss) before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	2.6	1.9	6.2	(.4)
Net realized investment gains	.8	7.5	5.7	14.2
Amortization related to net realized investment gains	—	(1.4)	(.1)	(1.6)
Net realized investment gains, net of related amortization	.8	6.1	5.6	12.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	1.7	(1.0)	1.6	(.4)
Amortization related to fair value changes in embedded derivative liabilities	(1.4)	.8	(1.3)	.3
Fair value changes in embedded derivative liabilities, net of related amortization	.3	(.2)	.3	(.1)
Income before income taxes	$3.7	$7.8	$12.1	$12.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Health benefit ratios:
Long-term care:
Insurance policy benefits	$15.3	$14.9	$30.9	$30.0
Benefit ratio (a)	251.0%	230.2%	251.6%	228.8%
Interest-adjusted benefit ratio (b)	137.6%	121.3%	139.2%	121.7%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the long-term care reserves was $6.9 million and $7.0 million in the three months ended June 30, 2013 and 2012, respectively, and was $13.8 million and $14.0 million in the six months ended June 30, 2013 and 2012, respectively.

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

Total premium collections were $47.2 million in the second quarter of 2013, down 2.9 percent from 2012, and were $95.8 million in the first six months of 2013, down 5.8 percent from 2012.  The decrease in collected premiums was primarily due to policyholder redemptions and lapses. See "Premium Collections" for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $4.8 billion in the second quarter of 2013, down 3.7 percent from 2012, and were $4.9 billion in the first six months of 2013, down 4.0 percent from 2012.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage.  The decrease in insurance policy income in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the 2013 periods is primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and lower premium revenue due to policyholder redemptions and lapses.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $78.3 million in the second quarter of 2013, down 6.8 percent from 2012, and was $157.7 million in the first six months of 2013, down 6.1 percent from 2012.  The average balance of general account invested assets was $5.4 billion and $5.6 billion in the second quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.84 percent and 5.97 percent in the second quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $5.4 billion and $5.7 billion in the first six months of 2013 and 2012, respectively.  The average yield on these assets was 5.83 percent and 5.91 percent in the first six months of 2013 and 2012, respectively.  The decrease in net investment income is primarily due to the lower invested assets in this segment as the business runs off. The decrease in average yield reflects slightly lower prepayment income in the 2013 periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $2.4 million and $(4.1) million in the second quarters of 2013 and 2012, respectively, and was $11.4 million and $2.7 million in the first six months of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance policy benefits reflected unfavorable mortality in the second quarter of 2012.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  The benefit ratio on our long-term care policies was 251.0 percent and 230.2 percent in the second quarters of 2013 and 2012, respectively, and was 251.6 percent and 228.8 percent in the first six months of 2013 and 2012, respectively. Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio on this business was 137.6 percent and 121.3 percent in the second quarters of 2013 and 2012, respectively, and was 139.2 percent and 121.7 percent in the first six months of 2013 and 2012, respectively

In each quarterly period, we calculate our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period.  Our actuaries estimate these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and judgments that are believed to be appropriate.  As additional experience emerges and other data become available, these estimates and judgments are reviewed and may be revised.  Significant assumptions made in estimating claim reserves for long-term care policies include expectations about the:  (i) future duration of existing claims; (ii) cost of care and benefit utilization; (iii) interest rate utilized to discount claim reserves; (iv) claims that have been incurred but not yet reported; (v) claim status on the reporting date; (vi) claims that have been closed but are expected to reopen; and (vii) correspondence that has been received that will ultimately become claims that have payments associated with them.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $27.0 million in the second quarter of 2013, down 1.8 percent from 2012, and were $55.8 million in the first six months of 2013, down 2.4 percent from 2012.  The weighted average crediting rate for these products was 4.0 percent and 3.8 percent in the first six months of 2013 and 2012, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Interest expense on investment borrowings includes $4.8 million and $5.0 million in the second quarters of 2013 and 2012, respectively, and $9.6 million and $10.1 million in the first six months of 2013 and 2012, respectively, of interest expense on collateralized borrowings, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses were $22.7 million in the second quarter of 2013, up 30 percent from 2012, and were $40.2 million in the first six months of 2013, down 29 percent from 2012. The second quarter of 2013 reflects higher legal expenses than the comparable period in 2012. In the first quarter of 2012, we recognized a charge of $20.5 million related to pending litigation as more fully described in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Cost of Insurance Litigation".

Net realized investment gains (losses) fluctuate each period.  During the first six months of 2013, we recognized $5.7 million of net gains from the sales of investments (primarily fixed maturities). During the first six months of 2012, net realized investment gains included $19.1 million of net gains from the sales of investments (primarily fixed maturities) and $4.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil and $1.4 million in the second quarters of 2013 and 2012, respectively, and $.1 million and $1.6 million in the six months ended June 30, 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Corporate operations:
Interest expense on corporate debt	$(13.1)	$(16.6)	$(28.2)	$(34.1)
Net investment income (loss):
General investment portfolio	1.5	1.0	2.6	1.9
Other special-purpose portfolios:
COLI	.1	(4.0)	4.7	2.3
Investments held in a rabbi trust	—	—	.4	4.1
Investments in certain hedge funds	(.2)	(1.6)	—	(1.8)
Other trading account activities	3.1	4.5	6.9	10.5
Fee revenue and other income	1.5	.2	3.2	.6
Net operating results of variable interest entities	—	2.9	—	5.1
Interest expense on investment borrowings	—	(.2)	(.1)	(.3)
Other operating costs and expenses	(3.6)	(11.9)	(12.3)	(33.3)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	(10.7)	(25.7)	(22.8)	(45.0)
Net realized investment gains (losses)	(.3)	1.1	.2	1.0
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(2.9)	—	(4.8)	—
Loss on extinguishment of debt	(7.7)	(.5)	(65.4)	(.7)
Loss before income taxes	$(21.6)	$(25.1)	$(92.8)	$(44.7)

Interest expense on corporate debt has been primarily impacted by: (i) the recapitalization transactions completed in September 2012; (ii) the amendment to our Senior Secured Credit Agreement in May 2013; and (iii) the completion of the Offer in March 2013. Our average corporate debt outstanding was $973.2 million and $842.8 million during the first six months of 2013 and 2012, respectively.  The average interest rate on our debt was 5.2 percent and 7.4 percent during the first six months of 2013 and 2012, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from COLI equal to the difference between the return on these investments and our overall portfolio yield; and (iv) investments in certain hedge funds.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company's overall portfolio, with any difference in the actual COLI return allocated to Corporate Operations. We also recognized a death benefit of $2.9 million related to the COLI in the second quarter of 2013.

Net operating results of variable interest entities relates solely to the 2012 periods and represents the impact of consolidating the VIEs in accordance with GAAP.  These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets.  Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for more information on the VIEs. Beginning January 1, 2013, the earnings from the VIEs are recognized by our segments as follows: (i) investment income earned on investments in the VIEs made by our insurance segments are recognized in the segment's earnings; (ii) investment income earned on investments in the VIEs made by the Corporate segment are recognized in the Corporate segment earnings; (iii) fee revenue earned for providing investment management services to the VIEs is recognized in fee revenue and other income in the Corporate segment; and (iv) earnings

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

from the non-controlling interests in the VIEs are recognized as "equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests."

Interest expense on investment borrowings represents interest expense on repurchase agreements as further discussed in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. In the second quarter of 2013, other operating costs and expenses were reduced by $6.1 million reflecting a 25 basis point increase in the discount rate used to value our agent deferred compensation plan and certain retirement benefits. In the first quarter of 2012, we recognized a $6.8 million charge related to the relocation of Bankers Life's primary office.

Net realized investment gains (losses) often fluctuate each period.  During the first six months of 2013, we recognized $.8 million of net gains from the sales of investments (of which, $.3 million were net gains recognized by VIEs) and $.6 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.  During the first six months of 2012, net realized investment gains included $1.4 million of net gains from the sales of investments (of which, $.2 million were net gains recognized by VIEs) and $.4 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.

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

Loss on extinguishment of debt in the first six months of 2013 of $65.4 million resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement. Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable – Direct Corporate Obligations." The loss on extinguishment of debt in the first six months of 2012 of $.7 million represents the write-off of unamortized discount and issuance costs associated with repayments of the previous senior secured credit agreement.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and six months ended June 30, 2013 and 2012:

Business segments - total (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$594.6	$601.7	$1,186.8	$1,198.7
Net investment income and other	365.6	324.7	771.8	702.5
Total revenues	960.2	926.4	1,958.6	1,901.2
Benefits and expenses:
Insurance policy benefits	638.3	611.7	1,324.6	1,247.0
Amortization	60.3	64.6	131.1	137.7
Other expenses	106.0	100.2	209.1	237.7
Total benefits and expenses	804.6	776.5	1,664.8	1,622.4
EBIT from In-Force Business	$155.6	$149.9	$293.8	$278.8

EBIT from New Business
Revenues:
Insurance policy income	$96.7	$93.1	$195.7	$182.4
Net investment income and other	7.2	5.7	18.4	18.8
Total revenues	103.9	98.8	214.1	201.2
Benefits and expenses:
Insurance policy benefits	63.9	60.3	134.8	125.6
Amortization	8.0	7.7	14.7	15.4
Other expenses	72.9	68.2	154.0	143.4
Total benefits and expenses	144.8	136.2	303.5	284.4
EBIT from New Business	$(40.9)	$(37.4)	$(89.4)	$(83.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$691.3	$694.8	$1,382.5	$1,381.1
Net investment income and other	372.8	330.4	790.2	721.3
Total revenues	1,064.1	1,025.2	2,172.7	2,102.4
Benefits and expenses:
Insurance policy benefits	702.2	672.0	1,459.4	1,372.6
Amortization	68.3	72.3	145.8	153.1
Other expenses	178.9	168.4	363.1	381.1
Total benefits and expenses	949.4	912.7	1,968.3	1,906.8
EBIT from In-Force and New Business	$114.7	$112.5	$204.4	$195.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$349.4	$351.6	$695.2	$693.4
Net investment income and other	223.4	183.2	477.6	407.9
Total revenues	572.8	534.8	1,172.8	1,101.3
Benefits and expenses:
Insurance policy benefits	383.4	348.7	796.2	716.1
Amortization	38.7	43.7	87.4	93.7
Other expenses	41.1	39.8	83.5	91.8
Total benefits and expenses	463.2	432.2	967.1	901.6
EBIT from In-Force Business	$109.6	$102.6	$205.7	$199.7

EBIT from New Business
Revenues:
Insurance policy income	$69.7	$67.4	$141.9	$132.1
Net investment income and other	7.2	5.7	18.4	18.8
Total revenues	76.9	73.1	160.3	150.9
Benefits and expenses:
Insurance policy benefits	50.7	48.0	108.4	101.5
Amortization	7.0	6.8	12.8	13.7
Other expenses	49.7	44.8	103.6	88.8
Total benefits and expenses	107.4	99.6	224.8	204.0
EBIT from New Business	$(30.5)	$(26.5)	$(64.5)	$(53.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$419.1	$419.0	$837.1	$825.5
Net investment income and other	230.6	188.9	496.0	426.7
Total revenues	649.7	607.9	1,333.1	1,252.2
Benefits and expenses:
Insurance policy benefits	434.1	396.7	904.6	817.6
Amortization	45.7	50.5	100.2	107.4
Other expenses	90.8	84.6	187.1	180.6
Total benefits and expenses	570.6	531.8	1,191.9	1,105.6
EBIT from In-Force and New Business	$79.1	$76.1	$141.2	$146.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$133.7	$132.8	$267.3	$265.8
Net investment income and other	51.5	51.3	103.7	101.5
Total revenues	185.2	184.1	371.0	367.3
Benefits and expenses:
Insurance policy benefits	110.7	107.6	222.3	217.4
Amortization	12.1	10.0	25.0	22.0
Other expenses	31.4	32.3	63.0	66.3
Total benefits and expenses	154.2	149.9	310.3	305.7
EBIT from In-Force Business	$31.0	$34.2	$60.7	$61.6

EBIT from New Business
Revenues:
Insurance policy income	$15.5	$14.8	$31.0	$29.2
Net investment income and other	—	—	—	—
Total revenues	15.5	14.8	31.0	29.2
Benefits and expenses:
Insurance policy benefits	6.6	6.1	13.3	12.0
Amortization	.9	.8	1.7	1.5
Other expenses	7.2	8.2	15.5	18.7
Total benefits and expenses	14.7	15.1	30.5	32.2
EBIT from New Business	$.8	$(.3)	$.5	$(3.0)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$149.2	$147.6	$298.3	$295.0
Net investment income and other	51.5	51.3	103.7	101.5
Total revenues	200.7	198.9	402.0	396.5
Benefits and expenses:
Insurance policy benefits	117.3	113.7	235.6	229.4
Amortization	13.0	10.8	26.7	23.5
Other expenses	38.6	40.5	78.5	85.0
Total benefits and expenses	168.9	165.0	340.8	337.9
EBIT from In-Force and New Business	$31.8	$33.9	$61.2	$58.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$46.5	$43.7	$92.1	$86.9
Net investment income and other	10.1	10.4	20.2	20.6
Total revenues	56.6	54.1	112.3	107.5
Benefits and expenses:
Insurance policy benefits	34.6	33.4	71.1	69.6
Amortization	3.6	3.8	7.2	7.4
Other expenses	6.0	5.7	12.8	12.6
Total benefits and expenses	44.2	42.9	91.1	89.6
EBIT from In-Force Business	$12.4	$11.2	$21.2	$17.9

EBIT from New Business
Revenues:
Insurance policy income	$11.5	$10.9	$22.8	$21.1
Net investment income and other	—	—	—	—
Total revenues	11.5	10.9	22.8	21.1
Benefits and expenses:
Insurance policy benefits	6.6	6.2	13.1	12.1
Amortization	.1	.1	.2	.2
Other expenses	16.0	15.2	34.9	35.9
Total benefits and expenses	22.7	21.5	48.2	48.2
EBIT from New Business	$(11.2)	$(10.6)	$(25.4)	$(27.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$58.0	$54.6	$114.9	$108.0
Net investment income and other	10.1	10.4	20.2	20.6
Total revenues	68.1	65.0	135.1	128.6
Benefits and expenses:
Insurance policy benefits	41.2	39.6	84.2	81.7
Amortization	3.7	3.9	7.4	7.6
Other expenses	22.0	20.9	47.7	48.5
Total benefits and expenses	66.9	64.4	139.3	137.8
EBIT from In-Force and New Business	$1.2	$.6	$(4.2)	$(9.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$65.0	$73.6	$132.2	$152.6
Net investment income and other	80.6	79.8	170.3	172.5
Total revenues	145.6	153.4	302.5	325.1
Benefits and expenses:
Insurance policy benefits	109.6	122.0	235.0	243.9
Amortization	5.9	7.1	11.5	14.6
Other expenses	27.5	22.4	49.8	67.0
Total benefits and expenses	143.0	151.5	296.3	325.5
EBIT from In-Force Business	$2.6	$1.9	$6.2	$(.4)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment for the first six months of 2013 reflects stability in the aggregate benefit ratios and interest rate spreads, and continued growth in collected premiums. The EBIT from new business in the Bankers Life segment reflects increased sales.

The EBIT from in-force business in the Washington National segment    was slightly lower in the first six months of 2013 compared to the same period in 2012. The 2012 period benefited from slightly more favorable supplemental health benefit ratios.

The EBIT from in-force business in the Colonial Penn segment for the first six months of 2013 reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment reflects slightly lower marketing expenses than the prior year. During the second half of 2013, we are planning on increasing our investments in marketing in this segment consistent with our disciplined approach to media buying.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from S&P, Fitch Ratings ("Fitch"), A.M. Best and Moody's are "BBB", "BBB", "B++" and "Baa3", respectively.  The current financial strength ratings of Conseco Life from S&P, Fitch, A.M. Best and Moody's are "B", "BB+", "B-" and "Ba1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$143.4	$120.2	$270.0	$255.1
Other fixed rate (first-year)	38.5	47.9	75.7	95.7
Other fixed rate (renewal)	1.8	1.4	3.6	3.4
Subtotal - other fixed rate annuities	40.3	49.3	79.3	99.1
Total annuities	183.7	169.5	349.3	354.2
Health:
Medicare supplement (first-year)	22.7	25.1	45.4	48.9
Medicare supplement (renewal)	153.4	149.8	315.9	300.9
Subtotal - Medicare supplement	176.1	174.9	361.3	349.8
Long-term care (first-year)	5.4	5.9	11.1	11.4
Long-term care (renewal)	127.8	132.9	257.5	264.1
Subtotal - long-term care	133.2	138.8	268.6	275.5
PDP (first year)	—	.1	.1	.4
PDP (renewal)	10.5	14.6	20.6	29.6
Subtotal – PDP	10.5	14.7	20.7	30.0
Supplemental health (first-year)	2.0	.2	3.6	.2
Supplemental health (renewal)	.2	—	.2	—
Subtotal – supplemental health	2.2	.2	3.8	.2
Other health (first-year)	.4	.4	.7	.8
Other health (renewal)	2.2	2.3	4.6	4.5
Subtotal - other health	2.6	2.7	5.3	5.3
Total health	324.6	331.3	659.7	660.8
Life insurance:
First-year	41.0	35.7	83.4	68.5
Renewal	50.1	39.7	97.2	77.0
Total life insurance	91.1	75.4	180.6	145.5
Collections on insurance products:
Total first-year premium collections on insurance products	253.4	235.5	490.0	481.0
Total renewal premium collections on insurance products	346.0	340.7	699.6	679.5
Total collections on insurance products	$599.4	$576.2	$1,189.6	$1,160.5

Annuities in this segment include fixed index and other fixed annuities sold to the senior market.  Annuity collections in this segment increased 8.4 percent, to $183.7 million, in the second quarter of 2013, and decreased 1.4 percent, to $349.3 million, in the first six months of 2013, as compared to the same periods in 2012.  Premium collections from our fixed index products were favorably impacted in the second quarter of 2013 by the general stock market performance which made these products attractive to certain customers. Premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased .7 percent, to $176.1 million, in the second quarter of 2013, and 3.3 percent, to $361.3 million, in the first six months of 2013, as compared to the same periods in 2012. During the three months ended June 30, 2013, we experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 4.0 percent, to $133.2 million, in the second quarter of 2013, and 2.5 percent, to $268.6 million, in the first six months of 2013, as compared to the same periods in 2012.

Premiums collected on PDP business relate to our quota-share reinsurance agreements with Coventry.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products.  Life premiums collected in this segment increased 21 percent, to $91.1 million, in the second quarter of 2013, and 24 percent, to $180.6 million, in the first six months of 2013, as compared to the same periods in 2012, reflecting higher sales in this segment (including increased sales of single premium whole life products).

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums collected by product:
Health:
Medicare supplement (first-year)	$—	$.3	$.2	$.6
Medicare supplement (renewal)	25.0	28.8	51.4	56.6
Subtotal - Medicare supplement	25.0	29.1	51.6	57.2
Supplemental health (first-year)	16.3	15.1	31.9	29.2
Supplemental health (renewal)	105.6	100.3	210.3	199.1
Subtotal – supplemental health	121.9	115.4	242.2	228.3
Other health (all renewal)	.7	.6	1.3	1.3
Total health	147.6	145.1	295.1	286.8
Life insurance:
First-year	.2	.3	.4	.5
Renewal	3.2	3.5	6.6	7.3
Total life insurance	3.4	3.8	7.0	7.8
Collections on insurance products:
Total first-year premium collections on insurance products	16.5	15.7	32.5	30.3
Total renewal premium collections on insurance products	134.5	133.2	269.6	264.3
Total collections on insurance products	$151.0	$148.9	$302.1	$294.6

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 14 percent, to $25.0 million, in the second quarter of 2013, and 9.8 percent, to $51.6 million, in the first six months of 2013, as compared to the same periods in 2012.  We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.6 percent, to $121.9 million, in the second quarter of 2013, and 6.1 percent, to $242.2 million, in the first six months of 2013, as compared to the same periods in 2012.  Such increases are due to higher new sales in recent periods and an improvement in persistency.

Overall, excluding premiums from the Washington National Medicare supplement block which is in run-off, collected premiums were up 5.2 percent in the second quarter of 2013 compared to the same period in 2012, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in this segment have declined in recent periods.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums collected by product:
Life insurance:
First-year	$11.4	$10.7	$22.8	$21.1
Renewal	45.0	41.8	89.7	84.0
Total life insurance	56.4	52.5	112.5	105.1
Health (all renewal):
Medicare supplement	.9	1.1	1.9	2.3
Other health	.1	.1	.2	.2
Total health	1.0	1.2	2.1	2.5
Collections on insurance products:
Total first-year premium collections on insurance products	11.4	10.7	22.8	21.1
Total renewal premium collections on insurance products	46.0	43.0	91.8	86.5
Total collections on insurance products	$57.4	$53.7	$114.6	$107.6

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 7.4 percent, to $56.4 million, in the second quarter of 2013, and 7.0 percent, to $112.5 million, in the first six months of 2013, as compared to the same periods in 2012.  Graded benefit life products sold through our direct response marketing channel accounted for $55.7 million and $51.8 million of our total collected premiums in the second quarters of 2013 and 2012, respectively, and $111.2 million and $103.6 million in the first six months of 2013 and 2012, respectively.

Health products include Medicare supplement and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.1	$.2	$.3	$.2
Fixed index (renewal)	1.3	.8	1.9	1.5
Subtotal - fixed index annuities	1.4	1.0	2.2	1.7
Other fixed rate (all renewal)	.1	.2	.3	.4
Total annuities	1.5	1.2	2.5	2.1
Health:
Long-term care (all renewal)	6.1	6.3	12.4	13.0
Other health (all renewal)	.1	.2	.3	.4
Total health	6.2	6.5	12.7	13.4
Life insurance:
First-year	1.1	.8	2.1	1.4
Renewal	38.4	40.1	78.5	84.8
Total life insurance	39.5	40.9	80.6	86.2
Collections on insurance products:
Total first-year premium collections on insurance products	1.2	1.0	2.4	1.6
Total renewal premium collections on insurance products	46.0	47.6	93.4	100.1
Total collections on insurance products	$47.2	$48.6	$95.8	$101.7

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected in this segment decreased 3.4 percent, to $39.5 million, in the second quarter of 2013, and 6.5 percent, to $80.6 million, in the first six months of 2013, as compared to the same periods in 2012. The decrease in collected premiums was primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and policyholder redemptions and lapses. New sales of life products in this segment are insignificant and we expect premiums to continue to decline.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2013, and December 31, 2012, was as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Total capital:
Corporate notes payable	$905.7	$1,004.2
Shareholders' equity:
Common stock	2.2	2.2
Additional paid-in capital	4,128.2	4,174.7
Accumulated other comprehensive income	698.1	1,197.4
Accumulated deficit	(247.1)	(325.0)
Total shareholders' equity	4,581.4	5,049.3
Total capital	$5,487.1	$6,053.5

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2013, and as of and for the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Book value per common share	$20.88	$22.80
Book value per common share, excluding accumulated other comprehensive income (a)	17.70	17.39
Ratio of earnings to fixed charges	1.80X	1.40X
Debt to total capital ratios:
Corporate debt to total capital	16.5%	16.6%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	18.9%	20.7%
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

Three of the Company's insurance subsidiaries (Conseco Life, Washington National Insurance Company and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of June 30, 2013, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at June 30, 2013, which are maintained in a custodial account for the benefit of the FHLB. The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	August 2014	Variable rate – 0.405%
50.0	September 2015	Variable rate – 0.576%
150.0	October 2015	Variable rate – 0.543%
100.0	November 2015	Variable rate – 0.354%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.633%
75.0	June 2016	Variable rate – 0.434%
100.0	October 2016	Variable rate – 0.463%
50.0	November 2016	Variable rate – 0.543%
50.0	November 2016	Variable rate – 0.665%
57.7	June 2017	Variable rate – 0.624%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.475%
75.0	August 2017	Variable rate – 0.423%
100.0	October 2017	Variable rate – 0.707%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.628%
50.0	January 2018	Variable rate – 0.616%
50.0	February 2018	Variable rate – 0.583%
22.0	February 2018	Variable rate – 0.603%
100.0	May 2018	Variable rate – 0.645%
50.0	July 2018	Variable rate – 0.746%
21.8	June 2020	Fixed rate – 1.960%
27.8	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,849.8

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In 2011, the National Association of Insurance Commissioners (the "NAIC") approved an increase in the RBC requirements that would subject a company to the trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year (previously between 100 percent and 125 percent). However, this change will require the states to modify their RBC law before it becomes effective for their domiciled insurance companies.

The 2012 statutory annual statements filed with the state insurance regulators of each of our insurance subsidiaries, except Conseco Life, reflected RBC ratios in excess of 300 percent. However, the RBC ratio of Conseco Life, which has experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. At December 31, 2012, Conseco Life's RBC ratio was 129 percent reflecting total adjusted capital that was: (i) $21.7 million in excess of the Company Action Level; and (ii) $3.1 million in excess of the level that would subject Conseco Life to the trend test described above. In 2013, Conseco Life's domestic state adopted the increased RBC requirements described in the preceding paragraph and they will be effective for the calculation of Conseco Life's RBC ratio as of December 31, 2013. If those increased requirements had been in effect at December 31, 2012, the RBC ratio of Conseco Life at that date would have been subject to the trend test described above and Conseco Life would have been required to submit a comprehensive plan to the state regulatory authority proposing corrective actions aimed at improving its capital position. No assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, reported statutory financial results in 2012 that were $46.2 million below the threshold to meet the standard and would have required a capital contribution of $92.7 million at December 31, 2012, to avoid the hazardous financial condition classification. We have been in contact with Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in 2012, primarily related to a pending legal settlement. Based on our discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO. The calculation based on Conseco Life's statutory results for the twelve months ended March 31, 2013, did not indicate a surplus deficiency under this standard, and we do not expect the June 30, 2013 statutory filing (when completed) to include any such deficiency. Conseco Life is no longer considered in hazardous financial condition under the aforementioned standard and no capital contributions were required to correct the surplus deficiency.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by S&P, Fitch, A.M. Best and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On May 3, 2013, S&P upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB-" from "BB+". On July 24, 2013, S&P again upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB" from "BBB-". Also, on July 24, 2013, S&P downgraded the financial strength rating of Conseco Life to "B" from "B+". The outlook for all ratings is stable. A "stable" outlook means that a rating is not likely to change.  S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

characteristics, but is more likely to be affected by adverse business conditions than are higher rated insurers.  Pluses and minuses show the relative standing within a category.  In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. S&P has twenty-one possible ratings.  There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and twelve ratings that are below that rating. There are fourteen ratings above the "B" rating of Conseco Life and six ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At June 30, 2013, CNO, CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $89.6 million; (ii) fixed income investments of $58.6 million; and (iii) equity securities and other invested assets totaling $81.5 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current legal ownership structure of CNO's primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2013, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $138.5 million. We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 376 percent at June 30, 2013.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("Conseco Life of Texas") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 317 percent at June 30, 2013.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At June 30, 2013, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$323.7	(a)
Colonial Penn Life Insurance Company	(242.9)	(b)
___________

(a)	Bankers Life paid ordinary dividends of $75.0 million to Conseco Life of Texas in the first six months of 2013.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. We made no capital contributions to our insurance subsidiaries in the first six months of 2013.

On March 28, 2013, the Company completed the Offer for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program.

Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a Purchase Price equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final Purchase Price per $1,000 principal amount of 7.0% Debentures was $2,123.82. In addition to the Purchase Price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

In May 2013, we repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million.

On July 1, 2013, the Company issued the Conversion Termination Notice to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, par value $0.01 per share, effective as of the Conversion Termination Date. Holders of the 7.0% Debentures were able to exercise their conversion

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted.

7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock.

As of July 31, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

In the first six months of 2013, we repurchased 4.4 million shares of common stock for $50.0 million, under the securities repurchase program. The Company purchased of $63.8 million aggregate principal amount of our 7.0% Debentures in the first six months of 2013 for $134.2 million, as further discussed above. Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $165.7 million as of June 30, 2013. We currently anticipate repurchasing securities in the range of $250 million to $300 million during 2013.

In the second quarter of 2013, we increased our quarterly common stock dividend to $0.03 per share from $0.02 per share. In the first six months of 2013, dividends declared and paid on common stock were $0.05 per share totaling $11.1 million.

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At June 30, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

Other changes to the Senior Secured Credit Agreement included:

(i)
modifications of mandatory prepayments resulting from certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement. Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100% of the amount of certain restricted payments provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0% but greater than 20.0%, the prepayment requirement shall be reduced to 33.33% (previously less than or equal to 22.5% but greater than 17.5%); or (y) equal to or less than 20.0%, the prepayment requirement shall not apply (previously equal to or less than 17.5%); and

(ii)
that there will be a 1.00% fee in connection with any repricing of the six-year term loan facility that reduces the interest rate prior to the date that is six months after the closing of the amendment of the Senior Secured Credit Agreement.

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. We also made additional payments of $17.7 million to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations are as follows at June 30, 2013 (dollars in millions):

Year ending June 30,	Principal
2014	$51.1
2015	73.0
2016	79.2
2017	52.2
2018	4.2
Thereafter	651.0
$910.7

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0%, but greater than 20.0%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 20.0%, the prepayment requirement shall not apply.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 19.1 percent at June 30, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 7.84 to 1.00 for the period ended June 30, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 376 percent at June 30, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at June 30, 2013, was $1,864.9 million).

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). Restricted payments do not include cash paid to purchase our outstanding 7.0% Debentures as further discussed above.

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through June 30, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $238 million as of June 30, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On May 3, 2013, S&P upgraded our issuer credit and senior secured debt ratings to "BB-" from "B+". On July 24, 2013, S&P again upgraded such ratings to "BB" from "BB-" and the outlook is stable. In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are eleven ratings above CNO's "BB" rating and ten ratings that are below its rating.

As part of our investment strategy for the holding company, we may enter into repurchase agreements to increase our investment return. We account for these transactions as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. Repurchase agreements involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed-upon price. Such borrowings totaled $27.6 million at June 30, 2013. The borrowings mature as follows: $20.9 million - within 30 days; and $6.7 million - between 30 and 90 days. These borrowings were collateralized by investment securities (primarily collateralized mortgage obligations) with fair values approximately equal to the loan value. The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security; and (ii) that a counterparty will be unable to perform under the terms of the contract or be unwilling to extend such related financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to any depreciation in value of the related securities.

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

INVESTMENTS

At June 30, 2013, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,686.2	$1,250.4	$(116.0)	$14,820.6
United States Treasury securities and obligations of United States government corporations and agencies	127.9	3.6	(.4)	131.1
States and political subdivisions	1,929.7	162.8	(19.2)	2,073.3
Asset-backed securities	918.9	47.8	(5.6)	961.1
Collateralized debt obligations	295.6	9.1	(.7)	304.0
Commercial mortgage-backed securities	1,302.6	101.8	(6.7)	1,397.7
Mortgage pass-through securities	14.8	.8	—	15.6
Collateralized mortgage obligations	1,173.4	67.0	(2.4)	1,238.0
Total investment grade fixed maturities, available for sale	19,449.1	1,643.3	(151.0)	20,941.4
Below-investment grade (a):
Corporate securities	1,266.6	44.0	(27.4)	1,283.2
States and political subdivisions	15.3	—	(1.4)	13.9
Asset-backed securities	470.1	31.3	(7.1)	494.3
Collateralized debt obligations	23.8	.1	(.1)	23.8
Collateralized mortgage obligations	798.8	68.0	(.4)	866.4
Total below-investment grade fixed maturities, available for sale	2,574.6	143.4	(36.4)	2,681.6
Total fixed maturities, available for sale	$22,023.7	$1,786.7	$(187.4)	$23,623.0
Equity securities	$230.8	$11.8	$(1.3)	$241.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2013 is as follows (dollars in millions):

			Percentage
		Estimated	of total
NAIC	Amortized	fair	estimated
designation	cost	value	fair value

1	$10,271.8	$11,173.8	47.3%
2	10,381.6	11,055.4	46.8
3	1,008.5	1,028.5	4.4
4	334.4	339.4	1.4
5	27.0	25.4	.1
6.4		.5	—
	$22,023.7	$23,623.0	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,431.1	10.3%	$19.0	10.1%
Collateralized mortgage obligations	2,104.4	8.9	2.8	1.5
States and political subdivisions	2,087.2	8.8	20.6	11.0
Utilities	1,908.8	8.1	4.3	2.3
Insurance	1,549.0	6.6	4.2	2.2
Asset-backed securities	1,455.4	6.2	12.7	6.8
Commercial mortgage-backed securities	1,397.7	5.9	6.7	3.6
Healthcare/pharmaceuticals	1,221.7	5.2	21.9	11.7
Food/beverage	1,104.7	4.7	10.0	5.4
Cable/media	908.3	3.8	20.6	11.0
Banks	861.2	3.6	9.3	5.0
Real estate/REITs	857.8	3.6	.6	.3
Capital goods	709.8	3.0	.3	.1
Telecom	483.3	2.0	3.7	1.9
Aerospace/defense	469.9	2.0	.9	.5
Transportation	426.7	1.8	.7	.4
Chemicals	405.9	1.7	6.1	3.3
Building materials	380.4	1.6	4.2	2.2
Metals and mining	342.2	1.4	16.6	8.8
Paper	328.8	1.4	1.2	.6
Collateralized debt obligations	327.8	1.4	.8	.4
Brokerage	279.2	1.2	1.3	.7
Technology	275.9	1.2	1.1	.6
Business services	248.6	1.1	9.3	5.0
Consumer products	235.9	1.0	.6	.3
Other	821.3	3.5	7.9	4.3
Total fixed maturities, available for sale	$23,623.0	100.0%	$187.4	100.0%

Below-Investment Grade Securities

At June 30, 2013, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,574.6 million, or 12 percent of the Company's fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $2,681.6 million, or 104 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturity securities, available for sale:
Realized gains on sale	$10.8	$39.6	$27.4	$68.3
Realized losses on sale	(1.4)	(5.5)	(3.4)	(7.8)
Impairments:
Total other-than-temporary impairment losses	—	(.5)	—	(.9)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	—	(.5)	—	(.9)
Net realized investment gains from fixed maturities	9.4	33.6	24.0	59.6
Equity securities	—	.1	—	.1
Commercial mortgage loans	—	(.6)	.7	(.1)
Impairments of mortgage loans and other investments	(.6)	(3.0)	(.6)	(10.5)
Other	(5.6)	1.8	(5.6)	5.7
Net realized investment gains	$3.2	$31.9	$18.5	$54.8

During the first six months of 2013, we recognized net realized investment gains of $18.5 million, which were comprised of $29.6 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.9 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $10.5 million and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first six months of 2012, we recognized net realized investment gains of $54.8 million, which were comprised of $61.2 million of net gains from the sales of investments (primarily fixed maturities), the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.0 million, and $11.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of $.4 million and a carrying value of $.5 million.

During the first six months of 2013, the $3.4 million of realized losses on sales of $181.3 million of fixed maturity securities, available for sale, included:  (i) $1.0 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $2.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) related to structured securities, changes in expected cash flows.

During the first six months of 2012, the $11.4 million of other-than-temporary impairments we recorded in earnings included: (i) $3.2 million of losses related to certain commercial mortgage loans; (ii) $6.8 million of losses related to equity securities; and (iii) $1.4 million of additional losses following unforeseen issue-specific events or conditions.

During the first six months of 2012, the $7.8 million of realized losses on sales of $266.8 million of fixed maturity securities, available for sale, included:  (i) $3.3 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $4.5 million of additional losses primarily related to various corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our fixed maturity investments are generally purchased in the context of various long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities.

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$25.3	$25.2
Due after one year through five years	111.0	108.4
Due after five years through ten years	585.2	568.5
Due after ten years	2,267.0	2,122.0
Subtotal	2,988.5	2,824.1
Structured securities	677.2	654.2
Total	$3,665.7	$3,478.3

There were no investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis at June 30, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2013 (dollars in millions):

	Investment grade		Below investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Healthcare/pharmaceuticals	$—	$17.0	$4.7	$.2	$21.9
Cable/media	.1	15.5	2.9	2.1	20.6
States and political subdivisions	12.5	6.7	1.4	—	20.6
Energy/pipelines	.9	14.2	.4	3.5	19.0
Metals and mining	.4	15.4	.8	—	16.6
Asset-backed securities	1.2	4.4	1.2	5.9	12.7
Food/beverage	.9	5.5	3.6	—	10.0
Banks	3.4	3.5	2.4	—	9.3
Business services	—	9.3	—	—	9.3
Commercial mortgage-backed securities	2.9	3.8	—	—	6.7
Chemicals	—	5.0	1.1	—	6.1
Utilities	.3	4.0	—	—	4.3
Building materials	—	1.2	2.7	.3	4.2
Insurance	.3	3.9	—	—	4.2
Autos	—	3.1	.6	.1	3.8
Telecom	.6	2.5	.3	.3	3.7
Collateralized mortgage obligations	1.9	.5	.1	.3	2.8
Retail	—	1.8	—	—	1.8
Brokerage	.5	.8	—	—	1.3
Paper	—	1.1	—	.1	1.2
Technology	—	.7	.3	.1	1.1
Aerospace/defense	.1	.6	.2	—	.9
Collateralized debt obligations	.2	.5	—	.1	.8
Transportation	—	.7	—	—	.7
Consumer products	—	.3	.3	—	.6
Real estate/REITs	—	.6	—	—	.6
Entertainment/hotels	—	.3	.1	—	.4
United States Treasury securities and obligations of United States government corporations and agencies	.4	—	—	—	.4
Capital goods	—	—	.2	.1	.3
Other	—	1.5	—	—	1.5
Total fixed maturities, available for sale	$26.6	$124.4	$23.3	$13.1	$187.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at June 30, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$24.0	$(.4)	$—	$—	$24.0	$(.4)
States and political subdivisions	276.8	$(14.0)	63.4	$(6.6)	340.2	(20.6)
Corporate securities	2,388.2	(135.5)	71.7	(7.9)	2,459.9	(143.4)
Asset-backed securities	297.3	(10.6)	42.5	(2.1)	339.8	(12.7)
Collateralized debt obligations	46.5	(.8)	—	—	46.5	(.8)
Commercial mortgage-backed securities	107.0	(6.4)	3.3	(.3)	110.3	(6.7)
Mortgage pass-through securities	1.8	—	1.8	—	3.6	—
Collateralized mortgage obligations	151.2	(2.8)	2.8	—	154.0	(2.8)
Total fixed maturities, available for sale	$3,292.8	$(170.5)	$185.5	$(16.9)	$3,478.3	$(187.4)
Equity securities	$31.7	$(1.3)	$—	$—	$31.7	$(1.3)

Based on management's current assessment of investments with unrealized losses at June 30, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At June 30, 2013 fixed maturity investments included structured securities with an estimated fair value of $5.3 billion (or 22 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2013 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$776.0	$724.2	$737.1
4 percent – 5 percent	893.0	853.1	888.8
5 percent – 6 percent	2,580.6	2,430.0	2,608.2
6 percent – 7 percent	820.5	769.8	834.1
7 percent – 8 percent	120.6	123.3	133.3
8 percent and above	96.5	97.6	99.4
Total structured securities	$5,287.2	$4,998.0	$5,300.9

The amortized cost and estimated fair value of structured securities at June 30, 2013, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,317.8	$1,403.8	5.9%
Planned amortization classes, target amortization classes and accretion-directed securities	646.1	690.4	2.9
Commercial mortgage-backed securities	1,302.6	1,397.7	5.9
Asset-backed securities	1,389.0	1,455.4	6.2
Collateralized debt obligations	319.4	327.8	1.4
Other	23.1	25.8	.1
Total structured securities	$4,998.0	$5,300.9	22.4%

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

Commercial mortgage-backed securities are secured by commercial real estate mortgages, generally income producing properties that are managed for profit.  Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings.  While most commercial mortgage-backed securities have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties, recoveries on defaulted collateral may result in involuntary prepayments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of June 30, 2013, summarized by loan-to-value ratios (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$819.8	$875.5	$2,388.1
60% to 70%	381.5	386.0	586.0
Greater than 70% to 80%	293.7	288.2	394.2
Greater than 80% to 90%	144.2	146.2	168.3
Greater than 90%	53.0	50.4	58.0
Total	$1,692.2	$1,746.3	$3,594.6

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENT IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$10.9	$7.3	$20.4	$13.4
Fee revenue and other income	.5	.5	1.3	.7
Total revenues	11.4	7.8	21.7	14.1
Expenses:
Interest expense	6.8	4.7	12.2	8.7
Other operating expenses	.8	.2	.9	.3
Total expenses	7.6	4.9	13.1	9.0
Income before net realized investment gains (losses) and income taxes	3.8	2.9	8.6	5.1
Net realized investment gains (losses)	(.4)	.3	(.3)	(.2)
Income before income taxes	$3.4	$3.2	$8.3	$4.9

During the first six months of 2013, net realized investment losses included:  (i) $.3 million of net gains from the sales of investments; and (ii) $.6 million of writedowns of investments held by VIEs as a result of our intent to sell such investments.  During the first six months of 2012, net realized investment losses included:  (i) $.2 million of net gains from the sales of investments; and (ii) $.4 million of writedowns of investments held by VIEs as a result of our intent to sell such investments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$146.5	13.5%	$.9	22.0%
Healthcare/pharmaceuticals	134.4	12.4	.3	7.8
Technology	105.2	9.7	.4	9.5
Food/beverage	78.0	7.2	.3	7.5
Autos	60.4	5.5	.1	2.5
Insurance	50.9	4.7	.2	5.3
Brokerage	50.0	4.6	.2	3.6
Consumer products	46.7	4.3	.1	3.4
Gaming	46.5	4.3	.2	4.6
Utilities	35.2	3.2	.3	7.7
Entertainment/hotels	34.0	3.1	.1	1.1
Aerospace/defense	28.9	2.7	.2	5.0
Capital goods	27.5	2.5	.1	2.8
Energy/pipelines	26.5	2.4	—	.8
Building materials	22.9	2.1	.1	2.1
Business services	20.8	1.9	.1	1.5
Retail	19.9	1.8	.1	1.4
Metals and mining	19.6	1.8	—	.3
Chemicals	17.3	1.6	—	1.1
Transportation	17.3	1.6	.1	1.9
Paper	16.0	1.5	.1	1.5
Real estate/REITs	15.8	1.4	.1	2.5
Textiles	6.0	.5	.1	1.5
Other	61.6	5.7	.1	2.6
Total	$1,087.9	100.0%	$4.2	100.0%
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.1	$2.1
Due after one year through five years	121.9	121.4
Due after five years through ten years	433.0	429.3
Total	$557.0	$552.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of June 30, 2013.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes in the first six months of 2013 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	2,582,900	$11.03	2,582,900	$196.7
May 1 through May 31	1,839,182	11.70	1,838,800	165.7	(b)
June 1 through June 30	—	—	—	165.7

Total	4,422,082	11.31	4,421,700	165.7
____________

(a)
In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities.

(b)
In May 2013, the Company repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million. The repurchase was part of our previously announced securities repurchase program.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6.  EXHIBITS.

10.1	Amended and Restated Employment Agreement dated as of May 31, 2013 between CNO Services, LLC and Susan L. Menzel.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  August 2, 2013

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)