Form 10-Q
period 2013-09-30
CNO Financial Group, Inc.
filed 2013-11-01
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of October 18, 2013:  222,021,714

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2013	December 31, 2012
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2013 - $22,097.2; December 31, 2012 - $21,626.8)	$23,497.7	$24,614.1
Equity securities at fair value (cost: September 30, 2013 - $252.7; December 31, 2012 - $167.1)	262.0	171.4
Mortgage loans	1,635.1	1,573.2
Policy loans	267.5	272.0
Trading securities	246.6	266.2
Investments held by variable interest entities	1,080.7	814.3
Other invested assets	330.6	248.1
Total investments	27,320.2	27,959.3
Cash and cash equivalents - unrestricted	376.7	582.5
Cash and cash equivalents held by variable interest entities	85.1	54.2
Accrued investment income	306.2	286.2
Present value of future profits	578.9	626.0
Deferred acquisition costs	846.0	629.7
Reinsurance receivables	2,822.4	2,927.7
Income tax assets, net	1,135.7	716.9
Assets held in separate accounts	13.3	14.9
Other assets	432.6	334.0
Total assets	$33,917.1	$34,131.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2013	December 31, 2012
Liabilities:
Liabilities for insurance products:
Interest-sensitive products	$12,781.1	$12,893.2
Traditional products	10,873.7	11,196.3
Claims payable and other policyholder funds	995.8	985.1
Liabilities related to separate accounts	13.3	14.9
Other liabilities	712.7	570.6
Investment borrowings	1,850.2	1,650.8
Borrowings related to variable interest entities	1,035.1	767.0
Notes payable – direct corporate obligations	868.6	1,004.2
Total liabilities	29,130.5	29,082.1
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2013 - 222,007,214; December 31, 2012 – 221,502,371)	2.2	2.2
Additional paid-in capital	4,121.3	4,174.7
Accumulated other comprehensive income	634.0	1,197.4
Retained earnings (accumulated deficit)	29.1	(325.0)
Total shareholders' equity	4,786.6	5,049.3
Total liabilities and shareholders' equity	$33,917.1	$34,131.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Insurance policy income	$686.1	$690.2	$2,068.6	$2,071.3
Net investment income (loss):
General account assets	350.7	349.4	1,051.4	1,045.7
Policyholder and reinsurer accounts and other special-purpose portfolios	49.0	39.1	158.5	87.4
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	2.8	32.2	21.9	98.4
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(2.9)	(23.1)	(3.5)	(34.5)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	(2.9)	(23.1)	(3.5)	(34.5)
Total realized gains (losses)	(.1)	9.1	18.4	63.9
Fee revenue and other income	8.1	5.2	21.0	13.6
Total revenues	1,093.8	1,093.0	3,317.9	3,281.9
Benefits and expenses:
Insurance policy benefits	702.2	745.7	2,129.5	2,124.4
Interest expense	25.8	29.2	80.0	86.7
Amortization	61.4	60.9	219.9	215.8
Loss on extinguishment of debt	—	198.5	65.4	199.2
Other operating costs and expenses	190.0	217.5	559.4	617.8
Total benefits and expenses	979.4	1,251.8	3,054.2	3,243.9
Income (loss) before income taxes	114.4	(158.8)	263.7	38.0
Income tax expense (benefit):
Income tax expense (benefit) on period income	38.1	(10.8)	113.9	61.2
Valuation allowance for deferred tax assets and other tax items	(206.7)	(143.0)	(222.2)	(143.0)
Net income (loss)	$283.0	$(5.0)	$372.0	$119.8
Earnings per common share:
Basic:
Weighted average shares outstanding	222,876,000	231,481,000	221,819,000	236,555,000
Net income (loss)	$1.27	$(.02)	$1.68	$.51
Diluted:
Weighted average shares outstanding	229,347,000	231,481,000	234,569,000	292,983,000
Net income (loss)	$1.23	$(.02)	$1.59	$.45

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$283.0	$(5.0)	$372.0	$119.8
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(196.9)	689.4	(1,559.9)	1,252.8
Amortization of present value of future profits and deferred acquisition costs	29.6	(38.0)	163.7	(114.2)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	74.1	(267.6)	552.1	(380.7)
Reclassification adjustments:
For net realized investment gains included in net income	(3.8)	(4.6)	(27.5)	(57.2)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	.1	1.7	1.3	5.9
Unrealized gains (losses) on investments	(96.9)	380.9	(870.3)	706.6
Change related to deferred compensation plan	(1.7)	(2.1)	.7	(.5)
Other comprehensive income (loss) before tax	(98.6)	378.8	(869.6)	706.1
Income tax (expense) benefit related to items of accumulated other comprehensive income	34.5	(135.2)	306.2	(253.3)
Other comprehensive income (loss), net of tax	(64.1)	243.6	(563.4)	452.8
Comprehensive income (loss)	$218.9	$238.6	$(191.4)	$572.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2011	$4,364.3	$781.6	$(532.1)	$4,613.8
Net income	—	—	119.8	119.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $248.9)	—	444.9	—	444.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $4.4)	—	7.9	—	7.9
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(24.0)	—	—	(24.0)
Cost of shares acquired	(99.5)	—	—	(99.5)
Dividends on common stock	—	—	(9.4)	(9.4)
Stock options, restricted stock and performance units	12.7	—	—	12.7
Balance, September 30, 2012	$4,253.5	$1,234.4	$(421.7)	$5,066.2

Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	372.0	372.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $305.2)	—	(561.5)	—	(561.5)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.0)	—	(1.9)	—	(1.9)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of shares acquired	(87.3)	—	—	(87.3)
Dividends on common stock	—	—	(17.9)	(17.9)
Conversion of convertible debentures	24.9	—	—	24.9
Stock options, restricted stock and performance units	21.6	—	—	21.6
Balance, September 30, 2013	$4,123.5	$634.0	$29.1	$4,786.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Insurance policy income	$1,835.1	$1,802.3
Net investment income	1,020.5	1,010.0
Fee revenue and other income	21.0	13.6
Insurance policy benefits	(1,596.8)	(1,611.5)
Interest expense	(66.1)	(84.3)
Deferrable policy acquisition costs	(161.8)	(141.4)
Other operating costs	(575.5)	(558.6)
Taxes	(4.3)	(5.5)
Net cash provided by operating activities	472.1	424.6
Cash flows from investing activities:
Sales of investments	1,697.0	1,852.5
Maturities and redemptions of investments	1,892.3	1,365.4
Purchases of investments	(4,285.3)	(3,570.2)
Net sales of trading securities	19.1	47.2
Change in cash and cash equivalents held by variable interest entities	(30.9)	26.2
Other	(16.0)	(24.3)
Net cash used by investing activities	(723.8)	(303.2)
Cash flows from financing activities:
Issuance of notes payable, net	—	944.5
Payments on notes payable	(114.4)	(779.0)
Expenses related to extinguishment of debt	(61.6)	(182.4)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(12.6)	(24.0)
Issuance of common stock	14.7	2.0
Payments to repurchase common stock	(87.3)	(99.5)
Common stock dividends paid	(17.9)	(9.4)
Amounts received for deposit products	963.5	986.0
Withdrawals from deposit products	(1,105.3)	(1,201.4)
Issuance of investment borrowings:
Federal Home Loan Bank	450.0	200.0
Related to variable interest entities	376.3	246.7
Payments on investment borrowings:
Federal Home Loan Bank	(250.3)	(200.0)
Related to variable interest entities and other	(109.2)	(.8)
Investment borrowings - repurchase agreements, net	—	(24.8)
Net cash provided (used) by financing activities	45.9	(142.1)
Net decrease in cash and cash equivalents	(205.8)	(20.7)
Cash and cash equivalents, beginning of period	582.5	436.0
Cash and cash equivalents, end of period	$376.7	$415.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  The terms "CNO Financial Group, Inc.", the "Company", "we", "us", and "our" as used in these financial statements refer to CNO and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

OUT-OF-PERIOD ADJUSTMENTS

In the three months ended March 31, 2013, we recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 2 cents per diluted share). In the three months ended September 30, 2013, we recorded an out-of-period increase to tax expense of $2.2 million (or 1 cent per diluted share) to reflect corrections to previously filed federal tax returns related to Internal Revenue Service ("IRS") examinations. We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to the 2013 period, as well as the materiality to the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income on price changes; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses). Our trading securities totaled $246.6 million and $266.2 million at September 30, 2013 and December 31, 2012, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2013 and December 31, 2012, were as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$6.6	$9.8
Net unrealized gains on all other investments	1,402.3	2,986.5
Adjustment to present value of future profits (a)	(168.8)	(193.0)
Adjustment to deferred acquisition costs	(249.8)	(452.9)
Adjustment to insurance liabilities	—	(489.8)
Unrecognized net loss related to deferred compensation plan	(7.2)	(7.9)
Deferred income tax liabilities	(349.1)	(655.3)
Accumulated other comprehensive income	$634.0	$1,197.4
_________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy).

At September 30, 2013, adjustments to the present value of future profits, deferred acquisition costs and deferred tax assets included $(146.9) million, $(103.0) million and $90.0 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2013, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than- temporary impairments included in accumulated other comprehensive income
Corporate securities	$14,839.9	$1,205.3	$(170.4)	$15,874.8	$—
United States Treasury securities and obligations of United States government corporations and agencies	99.5	3.3	(.3)	102.5	—
States and political subdivisions	2,146.6	128.5	(32.6)	2,242.5	—
Asset-backed securities	1,413.0	74.9	(9.5)	1,478.4	—
Collateralized debt obligations	298.2	7.9	(1.2)	304.9	—
Commercial mortgage-backed securities	1,456.5	102.4	(6.5)	1,552.4	—
Mortgage pass-through securities	13.6	.7	(.1)	14.2	—
Collateralized mortgage obligations	1,829.9	100.9	(2.8)	1,928.0	(4.5)
Total fixed maturities, available for sale	$22,097.2	$1,623.9	$(223.4)	$23,497.7	$(4.5)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$206.1	$208.5
Due after one year through five years	1,936.4	2,111.8
Due after five years through ten years	4,040.2	4,357.1
Due after ten years	10,903.3	11,542.4
Subtotal	17,086.0	18,219.8
Structured securities	5,011.2	5,277.9
Total fixed maturities, available for sale	$22,097.2	$23,497.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity securities, available for sale:
Realized gains on sale	$12.9	$35.1	$40.3	$103.4
Realized losses on sale	(6.4)	(7.5)	(9.8)	(15.3)
Impairments:
Total other-than-temporary impairment losses	(1.6)	—	(1.6)	(.9)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	(1.6)	—	(1.6)	(.9)
Net realized investment gains from fixed maturities	4.9	27.6	28.9	87.2
Equity securities	—	—	—	.1
Commercial mortgage loans	(1.7)	(1.4)	(1.0)	(1.5)
Impairments of mortgage loans and other investments	(1.3)	(23.1)	(1.9)	(33.6)
Other	(2.0)	6.0	(7.6)	11.7
Net realized investment gains (losses)	$(.1)	$9.1	$18.4	$63.9

During the first nine months of 2013, we recognized net realized investment gains of $18.4 million, which were comprised of $30.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.7 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $8.8 million and $3.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At September 30, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of nil and a carrying value of $.5 million.

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

During the nine months ended September 30, 2013, we sold $387.9 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $9.8 million.  We sell securities at a loss for a number of reasons including, but not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2013, other-than-temporary impairments included in accumulated other comprehensive income of $4.5 million (before taxes and related amortization) related to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.5)	$(1.7)	$(1.6)	$(2.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	.1	—	.2	.3
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.4)	$(1.7)	$(1.4)	$(1.7)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$23.1	$(.3)	$—	$—	$23.1	$(.3)
States and political subdivisions	374.8	$(25.3)	68.0	(7.3)	442.8	(32.6)
Corporate securities	2,613.4	(160.2)	81.3	(10.2)	2,694.7	(170.4)
Asset-backed securities	339.1	(8.6)	42.6	(.9)	381.7	(9.5)
Collateralized debt obligations	48.7	(1.2)	—	—	48.7	(1.2)
Commercial mortgage-backed securities	141.2	(6.2)	3.2	(.3)	144.4	(6.5)
Mortgage pass-through securities	.9	—	1.7	(.1)	2.6	(.1)
Collateralized mortgage obligations	229.1	(2.8)	2.5	—	231.6	(2.8)
Total fixed maturities, available for sale	$3,770.3	$(204.6)	$199.3	$(18.8)	$3,969.6	$(223.4)
Equity securities	$42.5	$(4.5)	$—	$—	$42.5	$(4.5)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) for basic earnings per share	$283.0	$(5.0)	$372.0	$119.8
Add: interest expense on 7.0% Convertible Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	—	—	1.6	11.1
Net income (loss) for diluted earnings per share	$283.0	$(5.0)	$373.6	$130.9
Shares:
Weighted average shares outstanding for basic earnings per share	222,876	231,481	221,819	236,555
Effect of dilutive securities on weighted average shares:
7% Debentures	839	—	7,707	53,037
Stock options, restricted stock and performance units	2,858	—	2,699	2,639
Warrants	2,774	—	2,344	752
Dilutive potential common shares	6,471	—	12,750	56,428
Weighted average shares outstanding for diluted earnings per share	229,347	231,481	234,569	292,983

In the third quarter of 2012, interest expense of $3.7 million (net of income taxes) on the 7% Debentures was not added back to net income; and 56,651,000 equivalent common shares (comprised of 52,366,000 shares related to the 7% Debentures; 2,968,000 shares related to stock options, restricted stock and performance units; and 1,317,000 shares related to warrants) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive in such period due to the net loss recognized by the Company.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which is equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate was subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of an indenture dated as of October 16, 2009. On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$5.6	$6.8	$22.1	$21.9
Health	323.3	335.1	990.0	1,010.6
Life	78.5	74.2	232.4	209.1
Net investment income (a)	235.4	221.6	723.7	642.1
Fee revenue and other income (a)	5.8	4.0	13.5	10.2
Total Bankers Life revenues	648.6	641.7	1,981.7	1,893.9
Washington National:
Insurance policy income:
Health	146.9	144.2	437.8	431.2
Life	3.4	3.6	10.8	11.6
Net investment income (a)	51.8	50.9	155.1	151.9
Fee revenue and other income (a)	.3	.3	.7	.8
Total Washington National revenues	202.4	199.0	604.4	595.5
Colonial Penn:
Insurance policy income:
Health	1.1	1.3	3.3	4.0
Life	57.0	53.2	169.7	158.5
Net investment income (a)	10.2	9.9	30.0	30.1
Fee revenue and other income (a)	.2	.2	.6	.6
Total Colonial Penn revenues	68.5	64.6	203.6	193.2
Other CNO Business:
Insurance policy income:
Annuities	6.9	2.7	10.6	8.9
Health	5.9	6.2	18.2	19.3
Life	57.5	62.9	173.7	196.2
Net investment income (a)	82.4	86.7	252.7	259.2
Total Other CNO Business revenues	152.7	158.5	455.2	483.6
Corporate operations:
Net investment income	11.0	19.4	25.6	49.8
Fee and other income	1.7	.7	4.9	2.0
Total corporate revenues	12.7	20.1	30.5	51.8
Total revenues	1,084.9	1,083.9	3,275.4	3,218.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Expenses:
Bankers Life:
Insurance policy benefits	$427.3	$434.6	$1,331.9	$1,252.2
Amortization	39.7	35.6	139.9	143.0
Interest expense on investment borrowings	1.8	1.3	4.9	4.1
Other operating costs and expenses	93.5	89.6	277.5	267.4
Total Bankers Life expenses	562.3	561.1	1,754.2	1,666.7
Washington National:
Insurance policy benefits	120.2	111.1	355.8	340.5
Amortization	13.2	11.2	39.9	34.7
Interest expense on investment borrowings	.5	.7	1.5	2.2
Other operating costs and expenses	40.4	42.1	117.9	125.6
Total Washington National expenses	174.3	165.1	515.1	503.0
Colonial Penn:
Insurance policy benefits	39.8	38.3	124.0	120.0
Amortization	3.7	3.5	11.1	11.1
Other operating costs and expenses	29.2	25.4	76.9	73.9
Total Colonial Penn expenses	72.7	67.2	212.0	205.0
Other CNO Business:
Insurance policy benefits	119.8	157.1	354.8	401.0
Amortization	3.2	10.5	14.7	25.1
Interest expense on investment borrowings	4.8	5.0	14.4	15.1
Other operating costs and expenses	18.8	39.5	59.0	96.4
Total Other CNO Business expenses	146.6	212.1	442.9	537.6
Corporate operations:
Interest expense on corporate debt	11.7	16.3	39.9	50.4
Interest expense on borrowings of variable interest entities	—	5.8	—	14.5
Interest expense on investment borrowings	—	.1	.1	.4
Other operating costs and expenses	3.3	20.9	15.6	54.5
Total corporate expenses	15.0	43.1	55.6	119.8
Total expenses	970.9	1,048.6	2,979.8	3,032.1
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes:

Bankers Life	86.3	80.6	227.5	227.2
Washington National	28.1	33.9	89.3	92.5
Colonial Penn	(4.2)	(2.6)	(8.4)	(11.8)
Other CNO Business	6.1	(53.6)	12.3	(54.0)
Corporate operations	(2.3)	(23.0)	(25.1)	(68.0)
Income before net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	$114.0	$35.3	$295.6	$185.9
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment revenues	$1,084.9	$1,083.9	$3,275.4	$3,218.0
Net realized investment gains (losses)	(.1)	9.1	18.4	63.9
Revenues related to certain non-strategic investments and earnings attributable to non-controlling interests	9.0	—	24.1	—
Consolidated revenues	$1,093.8	$1,093.0	$3,317.9	$3,281.9

Total segment expenses	$970.9	$1,048.6	$2,979.8	$3,032.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	(4.9)	4.6	(37.0)	10.7
Amortization related to fair value changes in embedded derivative liabilities	1.5	(1.6)	13.0	(4.0)
Amortization related to net realized investment gains	.1	1.7	1.3	5.9
Expenses related to certain non-strategic investments and earnings attributable to non-controlling interests	11.8	—	31.7	—
Loss on extinguishment of debt	—	198.5	65.4	199.2
Consolidated expenses	$979.4	$1,251.8	$3,054.2	$3,243.9

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $102.8 million and $37.5 million in the nine months ended September 30, 2013 and 2012, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $123.0 million and $54.4 million at September 30, 2013 and December 31, 2012, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $842.9 million at September 30, 2013 and $734.0 million at December 31, 2012. We recognized an increase (reduction) to earnings of $3.4 million and $(3.0) million in the third quarters of 2013 and 2012, respectively, and $24.0 million and $(6.7) million in the first nine months of 2013 and 2012, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

September 30, 2013, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $2.1 million and $5.5 million at September 30, 2013 and December 31, 2012, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $181.5 million and $196.6 million at September 30, 2013 and December 31, 2012, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $51.1 million and $48.0 million in the third quarters of 2013 and 2012, respectively, and $158.2 million and $164.5 million in the first nine months of 2013 and 2012, respectively. We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $51.9 million and $56.4 million in the third quarters of 2013 and 2012, respectively, and $144.6 million and $172.2 million in the first nine months of 2013 and 2012, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.0 million and $15.9 million in the third quarters of 2013 and 2012, respectively, and $33.1 million and $54.7 million in the first nine months of 2013 and 2012, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of nil and $11.4 million in the third quarters of 2013 and 2012, respectively, and $19.7 million and $39.9 million in the first nine months of 2013 and 2012, respectively. In August 2013, we received a notice of Coventry's intent to terminate the Medicare Part D prescription drug plan ("PDP") quota-share reinsurance agreement whereby we assumed a portion of the risk related to the PDP business sold through our Bankers Life segment. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. The tax benefit on the loss on extinguishment of debt of $65.4 million in the nine months ended September 30, 2013, and $198.5 million in the three and nine months ended September 30, 2012 was treated as a discrete item. The components of income tax expense were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Current tax expense	$3.4	$2.4	$8.8	$9.1
Deferred tax expense	34.7	11.1	106.5	76.4
Valuation allowance applicable to current year income	(9.8)	(31.8)	(9.8)	(31.8)
Income tax expense calculated based on estimated annual effective tax rate	28.3	(18.3)	105.5	53.7
Income tax expense (benefit) on discrete items:
Valuation allowance reduction applicable to income in future years and utilization of capital loss carryforwards	(118.0)	(111.2)	(133.5)	(111.2)
Valuation allowance reduction applicable to the settlement with the IRS regarding the classification of a portion of the cancellation of indebtedness income	(71.8)	—	(71.8)	—
Deferred tax benefit related to loss on extinguishment of debt	—	(24.3)	(1.4)	(24.3)
Change in facts regarding deductibility of repurchase premium on 7.0% Debentures	(14.3)	—	(14.3)	—
Unfavorable impacts of expected IRS examination adjustments	7.2	—	7.2	—
Total income tax benefit	$(168.6)	$(153.8)	$(108.3)	$(81.8)

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective tax rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2013	2012
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance reduction applicable to current year income	(3.5)	(13.8)
Non-taxable income and nondeductible expenses, net	(.9)	.5
State taxes	1.4	1.0
Estimated annual effective tax rate	32.0%	22.7%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities were as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Net federal operating loss carryforwards	$1,244.4	$1,330.2
Net state operating loss carryforwards	16.1	16.2
Tax credits	45.7	39.2
Capital loss carryforwards	278.6	296.2
Deductible temporary differences:
Insurance liabilities	748.4	746.3
Other	56.9	86.0
Gross deferred tax assets	2,390.1	2,514.1
Deferred tax liabilities:
Investments	(22.2)	(24.1)
Present value of future profits and deferred acquisition costs	(298.8)	(325.2)
Accumulated other comprehensive income	(349.1)	(655.3)
Gross deferred tax liabilities	(670.1)	(1,004.6)
Net deferred tax assets before valuation allowance	1,720.0	1,509.5
Valuation allowance	(554.0)	(766.9)
Net deferred tax assets	1,166.0	742.6
Current income taxes accrued	(30.3)	(25.7)
Income tax assets, net	$1,135.7	$716.9

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis, including our indepth review in the third quarter of each year in conjunction with our annual financial planning process. The realization of our deferred tax assets depends upon generating sufficient future taxable income of the appropriate type during the periods in which our temporary differences become deductible and before our capital loss carryforwards and life and non-life NOLs expire.

Based on our assessment, it appears more likely than not that $1,166.0 million of our deferred tax assets will be realized through future taxable earnings. Accordingly, we have identified reductions to our deferred tax valuation allowance of $200.6 million, of which $197.4 million was recognized in the third quarter of 2013 and $3.2 million of which will be recognized in the fourth quarter of 2013. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

There are three principal components of the reduction to our valuation allowance for deferred tax assets. First, our 2013 taxable income is expected to exceed the amount previously reflected in our deferred tax valuation model, resulting in a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

reduction to the valuation allowance of $13.0 million. This reduction is reflected in the estimate of our annual effective tax rate and, therefore, will be recognized as follows: $9.8 million in the three months ended September 30, 2013 and $3.2 million in the three months ended December 31, 2013. In addition, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets in the three months ended September 30, 2013 of $118.0 million (of which, $68 million is attributable to higher projected levels of non-life operating income and $50 million is attributable to higher projected levels of life operating income). Last, as further described below, we have reached an agreement with the IRS regarding the classification of cancellation of indebtedness income ("CODI") related to the bankruptcy of our Predecessor which resulted in a $71.8 million reduction to our valuation allowance.

Our analysis at September 30, 2013, is consistent with the deferred tax valuation model used in the prior year. Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 3 percent growth for the next five years and level income thereafter. In our new projections, our three year average will increase to $360 million, compared to $293 million in our prior projection. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

In the first six months of 2013, we reduced our deferred tax valuation allowance by $15.5 million resulting from the utilization of capital loss carryforwards during the period. Changes in our valuation allowance during the three months ended September 30, 2013 are summarized as follows (dollars in millions):

Balance, June 30, 2013	$751.4
Reduction applicable to higher levels of income on projected future taxable income and utilization of capital loss carryforwards	(127.8)
Reduction applicable to the classification of a portion of the CODI as further discussed below	(71.8)
Other items, net	2.2
Balance, September 30, 2013	$554.0

Recovery of our deferred tax assets is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken in our tax returns with respect to the classification of the loss we recognized as a result of the transfer of the stock of our former subsidiary, Conseco Senior Health Insurance Company ("CSHI") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust").

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock (including upon conversion of our outstanding 7.0% Debentures), and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.28 percent at September 30, 2013), and the annual restriction could effectively eliminate our ability to use a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2013, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of September 30, 2013, we had $3.6 billion of federal NOLs and $.8 billion of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS does not ultimately agree with the position we have taken with respect to the loss on our investment in CSHI as further described below (dollars in millions):

Year of expiration	Net operating loss carryforwards (a)				Capital loss		Total loss
	Life		Non-life		carryforwards		carryforwards
2013	$—		$—		$758.2	(a)	$758.2
2014	—		—		28.6	(a)	28.6
2016	—		—		9.1	(a)	9.1
2018	539.1	(a)	—		—		539.1
2021	29.6		—		—		29.6
2022	204.1		—		—		204.1
2023	—	(a)	2,250.8		—		2,250.8
2024	—		3.2		—		3.2
2025	—		118.6		—		118.6
2027	—		216.6		—		216.6
2028	—		.5	(a)	—		.5
2029	—		148.9		—		148.9
2032	—		44.0		—		44.0
Total	$772.8		$2,782.6		$795.9		$4,351.3
 _________________________

(a)
The allocation of the capital loss carryforwards summarized above assumes the IRS does not ultimately agree with the tax position we have taken with respect to our investment in CSHI, which was worthless when it was transferred to the Independent Trust in 2008. If the IRS ultimately agrees with our tax position of classifying this loss as ordinary, capital loss carryforwards would decrease by $796 million, life NOLs would increase by $660 million and non-life NOLs would increase by $136 million. These amounts reflect the impact of an adjustment we recently made to our previously filed 2008 non-life tax returns to reclassify a capital loss related to our investment in CSHI to an operating loss.

The $796 million decrease to capital loss carryforwards would consist of a reduction of $758 million in 2013, $29 million in 2014 and $9 million in 2016. The $660 million increase to life NOLs would consist of an increase of $742 million in 2023 offset by an $82 million decrease in 2018. The $136 million increase to non-life NOLs would consist of a $136 million increase in 2028.

We had deferred tax assets related to NOLs for state income taxes of $16.1 million and $16.2 million at September 30, 2013 and December 31, 2012, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2019.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS was not in agreement with our position. Due to uncertainties with respect to the position the IRS could take and limitations on our ability to utilize NOLs based on projected life and non-life income, we had consistently considered the $631 million of CODI

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

to be a reduction to life NOLs when determining our valuation allowance. A final closing agreement was received from the IRS in August 2013. Under the terms of the agreement, $315 million of the $631 million of CODI is treated as a reduction to the non-life NOLs resulting in a reduction to our valuation allowance of $71.8 million which was recognized in the three months ended September 30, 2013.

We recognized a $878 million loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. We have treated the loss as a capital loss when determining the deferred tax benefit we may receive. We also established a full valuation allowance as we believe we will not generate capital gains to utilize the benefit. However, due to uncertainties in the Code, we have reflected this loss as an ordinary loss in our tax return, contrary to certain IRS rulings. This amount reflects the impact of an additional $136 million adjustment we made to our previously filed non-life tax returns to reclassify a capital loss related to our investment in CSHI to an operating loss. We are exploring the use of tax planning strategies to utilize this loss, assuming it is ultimately determined to be a capital loss. We have not been able to conclude that the potential strategies we have identified are feasible and/or prudent as of September 30, 2013. If classifying this loss as ordinary is ultimately determined to be correct, our valuation allowance would be reduced by approximately $180 million based on the income projections used in determining our valuation allowance.

Due to the uncertainty in tax law, we were not able to conclude that a tax position for the repurchase premium related to the repurchase of our 7% Debentures on September 28, 2012 and March 27, 2013, was more likely than not to be sustained. We recently engaged outside counsel and received external evidence in July 2013 which supports our position that deductions with respect to a portion of the repurchase premium paid in 2012 and 2013 should be allowed under Section 249 of the Code. We recognized a tax benefit of $14.3 million in the three months ended September 30, 2013, related to the change in facts regarding the deductibility of a portion of the repurchase premium.

Tax years 2004 and 2008 through 2012 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2010 through 2011 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

The IRS is currently examining our 2004 and 2008 through 2010 tax returns. The tax benefit for the three months ended September 30, 2013, reflects an increase to tax expense of $7.2 million for anticipated adjustments related to the IRS examination (including $3.1 million reducing the aforementioned CODI benefit, $1.9 million related to an uncertain tax position concerning a deduction taken in 2009 and $2.2 million of net corrections to previously filed returns).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013	December 31, 2012
Senior Secured Credit Agreement (as defined below)	$594.0	$644.6
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	3.5	93.0
Unamortized discount on Senior Secured Credit Agreement	(3.9)	(5.0)
Unamortized discount on 7.0% Debentures	—	(3.4)
Direct corporate obligations	$868.6	$1,004.2

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($394.0 million remains outstanding at September 30, 2013); (ii) a $250.0 million four-year term loan facility ($200.0 million remains outstanding at September 30, 2013); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of September 30, 2013, no amounts have been borrowed under the revolving credit facility.

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

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At September 30, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

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

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. No mandatory prepayments were required in the third quarter of 2013 as our debt to total capitalization ratio, as defined in the Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $30.2 million in the first nine months of 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

In the first nine months of 2013, we recognized a loss on extinguishment of debt totaling $2.9 million reflecting expenses related to the amendment of the Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.5 percent at September 30, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.70 to 1.00 for the period ended September 30, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 392 percent at September 30, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at September 30, 2013, was $1,901.5 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through September 30, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $250 million as of September 30, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

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

In the first nine months of 2013, we recognized a loss on extinguishment of debt totaling $62.5 million as a result of the Offer and repurchase of 7.0% Debentures described above, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs. Additional paid-in capital was also reduced by $12.6 million to extinguish the beneficial conversion feature associated with a portion of the 7.0% Debentures that were repurchased.
On July 1, 2013, the Company issued a conversion right termination notice (the “Conversion Termination Notice”) to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, par value $0.01 per share, effective as of July 30, 2013 (the “Conversion Termination Date”). Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. The 7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock. As of September 30, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2013 (dollars in millions):

Year ending September 30,
2014	$52.1
2015	79.2
2016	79.2
2017	7.8
2018	379.2
Thereafter	275.0
$872.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Conseco Life Insurance Company ("Conseco Life"), Washington National Insurance Company and Bankers Life and Casualty Company ("Bankers Life")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of September 30, 2013, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at September 30, 2013, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $20.8 million and $21.3 million in the first nine months of 2013 and 2012, respectively, was recognized related to the borrowings.

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	September 2015	Variable rate – 0.564%
150.0	October 2015	Variable rate – 0.532%
100.0	November 2015	Variable rate – 0.343%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.619%
75.0	June 2016	Variable rate – 0.408%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.530%
50.0	November 2016	Variable rate – 0.650%
57.7	June 2017	Variable rate – 0.612%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.464%
75.0	August 2017	Variable rate – 0.412%
100.0	October 2017	Variable rate – 0.698%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.619%
50.0	January 2018	Variable rate – 0.605%
50.0	February 2018	Variable rate – 0.575%
22.0	February 2018	Variable rate – 0.592%
100.0	May 2018	Variable rate – 0.629%
50.0	July 2018	Variable rate – 0.734%
50.0	August 2018	Variable rate – 0.384%
21.8	June 2020	Fixed rate – 1.960%
27.7	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,849.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At September 30, 2013, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $48.8 million.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. We had no such borrowings outstanding at September 30, 2013.

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

At September 30, 2013, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.8 billion; and (ii) other borrowings of $.5 million.

At December 31, 2012, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; and (ii) other borrowings of $.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2012	221,502
Treasury stock purchased and retired	(7,006)
Conversion of 7.0% Debentures	4,739
Stock options exercised	1,986
Restricted and performance stock vested	786	(a)
Balance, September 30, 2013	222,007
________

(a)	Such amount was reduced by 347 thousand shares which were tendered to the Company for the payment of federal and state taxes owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities. In the first nine months of 2013, we repurchased 7.0 million shares of common stock for $87.3 million, under the securities repurchase program. The Company purchased $63.8 million aggregate principal amount of our 7.0% Debentures in the first nine months of 2013 as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $128.4 million as of September 30, 2013.

In May 2012, we initiated a common stock dividend program. In the first nine months of 2013, dividends declared and paid on common stock were $0.08 per share totaling $17.9 million.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.9 million and $3.1 million during the nine months ended September 30, 2013 and 2012, respectively.  Amounts amortized totaled $17.0 million and $20.5 million during the nine months ended September 30, 2013 and 2012, respectively.  The unamortized balance of deferred sales inducements at September 30, 2013 and December 31, 2012 was $113.4 million and $126.5 million, respectively.  The balance of insurance liabilities for persistency bonus benefits was $30.3 million and $34.6 million at September 30, 2013 and December 31, 2012, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As described in the note to the consolidated financial statements entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at September 30, 2013 or December 31, 2012. The counterparties do not provide collateral to the Company related to their obligations under the call options.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize information related to call options as of September 30, 2013 and December 31, 2012 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2013:
Call Options	$123.0	$—	$123.0	$—	$—	$123.0
December 31, 2012:
Call Options	54.4	—	54.4	—	—	54.4

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. There were no repurchase agreements outstanding at September 30, 2013 and December 31, 2012.

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

Cost of Insurance Litigation

Lifetrend Litigation

On December 24, 2008, a purported class action was filed in the U.S. District Court for the Northern District of California, Cedric Brady, et. al. individually and on behalf of all other similarly situated v. Conseco, Inc. and Conseco Life Insurance Company Case No. 3:08-cv-05746.  The plaintiffs allege that Conseco Life and Conseco, Inc. committed breach of contract and insurance bad faith and violated various consumer protection statutes in the administration of various interest sensitive whole life products sold primarily under the name "Lifetrend" by requiring the payment of additional cash amounts to maintain the policies in force and by making changes to certain non-guaranteed elements ("NGEs") in their policies.  On April 23, 2009, the plaintiffs filed an amended complaint adding the additional counts of breach of fiduciary duty, fraud, negligent misrepresentation, conversion and declaratory relief.  On May 29, 2009, Conseco, Inc. and Conseco Life filed a motion to dismiss the amended complaint. On July 29, 2009, the court granted in part and denied in part the motion to dismiss.  The court dismissed the allegations that Conseco Life violated various consumer protection statutes, the breach of fiduciary duty count, and dismissed Conseco, Inc. for lack of personal jurisdiction.
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
Conseco Life filed a motion with the Judicial Panel on Multidistrict Litigation ("MDL"), seeking the establishment of an MDL proceeding consolidating the Brady case and the McFarland case into a single action.  On February 3, 2010, the Judicial Panel on MDL ordered these cases be consolidated for pretrial proceedings in the Northern District of California Federal Court. On July 7, 2010, plaintiffs filed an amended motion for class certification of a nationwide class and a California state class.  On October 6, 2010, the court granted the motion for certification of a nationwide class and denied the motion for certification of a California state class.  Conseco Life filed a motion to decertify the nationwide class on July 1, 2011. On December 20, 2011, the court issued an order denying Conseco Life's motion to decertify the class as to current policyholders, but granted the motion to decertify as to former policyholders. On March 5, 2012, the plaintiffs filed a motion for a preliminary injunction requesting that the court enjoin Conseco Life from imposing increased cost of insurance charges until trial with regard to 157 members of the class, and on July 17, 2012, the court granted a preliminary injunction as to 100 members of the class and denied the plaintiff's motion for a preliminary injunction as to the other 57 members. Subsequently, the plaintiffs filed a motion for partial summary judgment on their breach of contract claim, Conseco Life filed a motion to decertify the nationwide class, and Conseco Life filed a motion for summary judgment. On January 29, 2013, the court granted in part and denied in part plaintiffs' motion for partial summary judgment and denied Conseco Life's motions. The parties have entered into a settlement agreement. On July 12, 2013, the court granted preliminary approval of the settlement. Final approval of the settlement is subject to a court fairness hearing, currently set for November 8, 2013, after notice to policyholders covered by the settlement as well as other conditions. An estimated liability has been established consistent with the terms of the settlement.

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

Other Litigation
On December 8, 2008, a purported Florida state class action was filed in the U.S. District Court for the Southern District of Florida, Sydelle Ruderman individually and on behalf of all other similarly situated v. Washington National Insurance Company, Case No. 08-23401-CIV-Cohn/Selzer. The plaintiff alleges that the inflation escalation rider on her policy of long-term care insurance operates to increase the policy's lifetime maximum benefit, and that Washington National Insurance Company breached the contract by stopping her benefits when they reached the lifetime maximum.  The Company takes the position that the inflation escalator only affects the per day maximum benefit.  On January 5, 2010, the district court granted the plaintiff's motion for class certification.  The court certified a (B) (3) Florida state class alleging damages and a (B) (2) Florida state class alleging injunctive relief.  The parties reached a settlement of the (B) (3) class in 2010, which has been implemented. The amount recognized in 2010 related to the settlement was not significant to the Company's consolidated financial condition, cash flows or results of operations. The plaintiff filed a motion for summary judgment as to the (B) (2) class which was granted by the court on September 8, 2010.  The Company has appealed the court's decision and the appeal is pending.  On February 17, 2012, the Eleventh Circuit Court of Appeals referred the case to the Florida Supreme Court.  On July 3, 2013, the Florida Supreme Court, in a 4-3 decision, ruled the inflation escalation rider applied to the lifetime maximum benefit.  The Florida Supreme Court transferred its ruling to the Eleventh Circuit, and the Eleventh Circuit affirmed the summary judgment granted in favor of the plaintiff as to the (B) (2) class.
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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$372.0	$119.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	241.1	235.2
Income taxes	(112.6)	(87.3)
Insurance liabilities	298.8	242.8
Accrual and amortization of investment income	(189.4)	(123.1)
Deferral of policy acquisition costs	(161.8)	(141.4)
Net realized investment gains	(18.4)	(63.9)
Loss on extinguishment of debt	65.4	199.2
Other	(23.0)	43.3
Net cash provided by operating activities	$472.1	$424.6

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2013	2012
Stock options, restricted stock and performance units	$10.8	$10.7

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,080.7	$—	$1,080.7
Notes receivable of VIEs held by insurance subsidiaries	—	(108.4)	(108.4)
Cash and cash equivalents held by variable interest entities	85.1	—	85.1
Accrued investment income	2.1	—	2.1
Income tax assets, net	5.9	(2.5)	3.4
Other assets	22.5	(1.5)	21.0
Total assets	$1,196.3	$(112.4)	$1,083.9
Liabilities:
Other liabilities	$59.6	$(4.6)	$55.0
Borrowings related to variable interest entities	1,035.1	—	1,035.1
Notes payable of VIEs held by insurance subsidiaries	112.5	(112.5)	—
Total liabilities	$1,207.2	$(117.1)	$1,090.1

	December 31, 2012
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$814.3	$—	$814.3
Notes receivable of VIEs held by insurance subsidiaries	—	(78.5)	(78.5)
Cash and cash equivalents held by variable interest entities	54.2	—	54.2
Accrued investment income	1.8	—	1.8
Income tax assets, net	3.3	(2.6)	.7
Other assets	9.6	—	9.6
Total assets	$883.2	$(81.1)	$802.1
Liabilities:
Other liabilities	$39.9	$(3.3)	$36.6
Borrowings related to variable interest entities	767.0	—	767.0
Notes payable of VIEs held by insurance subsidiaries	82.5	(82.5)	—
Total liabilities	$889.4	$(85.8)	$803.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of corporate bank loans which are almost entirely rated below-investment grade.  At September 30, 2013, such loans had an amortized cost of $1,081.4 million; gross unrealized gains of $3.3 million; gross unrealized losses of $4.0 million; and an estimated fair value of $1,080.7 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.0	$7.0
Due after one year through five years	368.3	369.6
Due after five years through ten years	706.1	704.1
Total	$1,081.4	$1,080.7

During the first nine months of 2013, we recognized net realized investment losses on the VIE investments of $1.4 million, which were comprised of $.3 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2012, we recognized net realized investment losses on the VIE investments of $.1 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2013, there were no investments held by the VIEs that were in default.

During the first nine months of 2013, $9.3 million investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.6 million.

At September 30, 2013, the VIEs held:  (i) investments with a fair value of $574.2 million and gross unrealized losses of $3.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $9.1 million and gross unrealized losses of $.1 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2013, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $29.3 million (classified as other invested assets).  At September 30, 2013, we had unfunded commitments to these partnerships of $24.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first nine months of 2013 and 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,517.5	$357.3	$15,874.8
United States Treasury securities and obligations of United States government corporations and agencies	—	102.5	—	102.5
States and political subdivisions	—	2,242.5	—	2,242.5
Asset-backed securities	—	1,441.9	36.5	1,478.4
Collateralized debt obligations	—	44.8	260.1	304.9
Commercial mortgage-backed securities	—	1,552.4	—	1,552.4
Mortgage pass-through securities	—	12.5	1.7	14.2
Collateralized mortgage obligations	—	1,927.9	.1	1,928.0
Total fixed maturities, available for sale	—	22,842.0	655.7	23,497.7
Equity securities:
Corporate securities	90.0	144.9	23.8	258.7
Venture capital investments	—	—	3.3	3.3
Total equity securities	90.0	144.9	27.1	262.0
Trading securities:
Corporate securities	—	43.9	—	43.9
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.3	—	14.3
Asset-backed securities	—	1.1	26.3	27.4
Commercial mortgage-backed securities	—	123.4	—	123.4
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	25.8	5.6	31.4
Equity securities	1.5	—	—	1.5
Total trading securities	1.5	213.2	31.9	246.6
Investments held by variable interest entities - corporate securities	—	1,080.7	—	1,080.7
Other invested assets - derivatives	1.5	123.0	—	124.5
Assets held in separate accounts	—	13.3	—	13.3
Total assets carried at fair value by category	$93.0	$24,417.1	$714.7	$25,224.8

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$842.9	$842.9
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	2.1	2.1
Total liabilities for insurance products	—	—	845.0	845.0
Total liabilities carried at fair value by category	$—	$—	$845.0	$845.0

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2013
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,685.9	$1,685.9	$1,635.1
Policy loans	—	—	267.5	267.5	267.5
Other invested assets:
Company-owned life insurance	—	133.2	—	133.2	133.2
Hedge funds	—	17.4	—	17.4	17.4
Cash and cash equivalents:
Unrestricted	255.5	121.1	—	376.6	376.7
Held by variable interest entities	85.1	—	—	85.1	85.1
Liabilities:
Insurance liabilities for interest-sensitive products excluding embedded derivatives (a)	—	—	11,936.1	11,936.1	11,936.1
Investment borrowings	—	1,899.0	—	1,899.0	1,850.2
Borrowings related to variable interest entities	—	1,019.9	—	1,019.9	1,035.1
Notes payable – direct corporate obligations	—	886.5	—	886.5	868.6

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

____________________

(a)
The estimated fair value of insurance liabilities for interest-sensitive products was approximately equal to its carrying value at September 30, 2013 and December 31, 2012.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2013 (dollars in millions):

	September 30, 2013
	Beginning balance as of June 30, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of September 30, 2013	Amount of total gains (losses) for the three months ended September 30, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$393.1	$(2.1)	$—	$1.4	$12.9	$(48.0)	$357.3	$—
Asset-backed securities	45.4	(7.2)	—	.3	—	(2.0)	36.5	—
Collateralized debt obligations	287.6	(18.0)	—	.6	—	(10.1)	260.1	—
Commercial mortgage-backed securities	3.3	—	—	—	—	(3.3)	—	—
Mortgage pass-through securities	1.8	(.1)	—	—	—	—	1.7	—
Collateralized mortgage obligations	.1	—	—	—	—	—	.1	—
Total fixed maturities, available for sale	731.3	(27.4)	—	2.3	12.9	(63.4)	655.7	—
Equity securities:
Corporate securities	.1	.7	—	—	23.0	—	23.8	—
Venture capital investments	3.1	—	—	.2	—	—	3.3	—
Total equity securities	3.2	.7	—	.2	23.0	—	27.1	—
Trading securities:
Asset-backed securities	—	—	—	.6	25.7	—	26.3	.6
Collateralized mortgage obligations	10.4	—	—	—	—	(4.8)	5.6	—
Total trading securities	10.4	—	—	.6	25.7	(4.8)	31.9	.6
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(796.3)	(45.2)	(1.4)	—	—	—	(842.9)	(1.4)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(2.6)	.5	—	—	—	—	(2.1)	—
Total liabilities for insurance products	(798.9)	(44.7)	(1.4)	—	—	—	(845.0)	(1.4)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(2.1)	$—	$—	$(2.1)
Asset-backed securities	—	(7.2)	—	—	(7.2)
Collateralized debt obligations	5.9	(23.9)	—	—	(18.0)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	5.9	(33.3)	—	—	(27.4)
Equity securities - corporate securities	.7	—	—	—	.7
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(25.4)	—	(30.0)	10.2	(45.2)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	.5	—	—	.5
Total liabilities for insurance products	(25.4)	.5	(30.0)	10.2	(44.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2013 (dollars in millions):

	September 30, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of September 30, 2013	Amount of total gains (losses) for the nine months ended September 30, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$14.0	$(.3)	$(12.8)	$13.2	$(12.3)	$357.3	$—
States and political subdivisions	13.1	—	—	—	—	(13.1)	—	—
Asset-backed securities	44.0	(4.5)	.1	(3.1)	—	—	36.5	—
Collateralized debt obligations	324.0	(70.5)	.1	6.5	—	—	260.1	—
Commercial mortgage-backed securities	6.2	—	—	—	—	(6.2)	—	—
Mortgage pass-through securities	1.9	(.2)	—	—	—	—	1.7	—
Collateralized mortgage obligations	16.9	(.1)	—	—	—	(16.7)	.1	—
Total fixed maturities, available for sale	761.6	(61.3)	(.1)	(9.4)	13.2	(48.3)	655.7	—
Equity securities:
Corporate securities	.1	34.7	—	(11.0)	—	—	23.8	—
Venture capital investments	2.8	—	—	.5	—	—	3.3	—
Total equity securities	2.9	34.7	—	(10.5)	—	—	27.1	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Asset-backed securities	—	—	—	(.4)	26.7	—	26.3	(.4)
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	(.2)
Collateralized mortgage obligations	5.8	—	—	(.2)	—	—	5.6	(.2)
Total trading securities	13.7	(7.7)	.6	(.8)	26.7	(.6)	31.9	(.8)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(734.0)	(141.0)	32.1	—	—	—	(842.9)	32.1
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.5)	3.4	—	—	—	—	(2.1)	—
Total liabilities for insurance products	(739.5)	(137.6)	32.1	—	—	—	(845.0)	32.1

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$24.0	$(10.0)	$—	$—	$14.0
Asset-backed securities	7.6	(12.1)	—	—	(4.5)
Collateralized debt obligations	6.0	(76.5)	—	—	(70.5)
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Collateralized mortgage obligations	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	37.6	(98.9)	—	—	(61.3)
Equity securities - corporate securities	34.7	—	—	—	34.7
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(78.2)	1.4	(94.2)	30.0	(141.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.4	—	—	3.4
Total liabilities for insurance products	(78.2)	4.8	(94.2)	30.0	(137.6)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2012 (dollars in millions):

	September 30, 2012
	Beginning balance as of June 30, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of September 30, 2012	Amount of total gains (losses) for the three months ended September 30, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$321.0	$14.0	$—	$7.3	$12.5	$(37.5)	$317.3	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.5	(1.5)	—	—	—	—	—	—
States and political subdivisions	16.0	—	—	—	—	(16.0)	—	—
Asset-backed securities	23.0	15.0	—	5.5	—	(.7)	42.8	—
Collateralized debt obligations	330.1	(6.3)	—	8.2	—	—	332.0	—
Commercial mortgage-backed securities	—	—	—	—	2.3	—	2.3	—
Mortgage pass-through securities	2.1	(.1)	—	—	—	—	2.0	—
Collateralized mortgage obligations	4.5	(2.8)	.1	1.0	44.6	(4.3)	43.1	—
Total fixed maturities, available for sale	698.2	18.3	.1	22.0	59.4	(58.5)	739.5	—
Equity securities:
Corporate securities	3.2	(1.0)	—	—	—	—	2.2	—
Venture capital investments	58.0	—	(23.1)	3.2	—	—	38.1	(23.1)
Total equity securities	61.2	(1.0)	(23.1)	3.2	—	—	40.3	(23.1)
Trading securities:
Corporate securities	—	—	—	—	.6	—	.6	—
States and political subdivisions	.5	—	—	—	—	(.5)	—	—
Collateralized debt obligations	3.4	2.8	—	.8	—	—	7.0	.8
Total trading securities	3.9	2.8	—	.8	.6	(.5)	7.6	.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(701.0)	(21.6)	(15.3)	—	—	—	(737.9)	(15.3)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(4.9)	(1.1)	—	—	—	—	(6.0)	—
Total liabilities for insurance products	(705.9)	(22.7)	(15.3)	—	—	—	(743.9)	(15.3)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$27.0	$(13.0)	$—	$—	$14.0
United States Treasury securities and obligations of United States government corporations and agencies	—	(1.5)	—	—	(1.5)
Asset-backed securities	15.0	—	—	—	15.0
Collateralized debt obligations	—	(6.3)	—	—	(6.3)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	11.0	(13.8)	—	—	(2.8)
Total fixed maturities, available for sale	53.0	(34.7)	—	—	18.3
Equity securities	—	(1.0)	—	—	(1.0)
Trading securities - collateralized debt obligations	2.8	—	—	—	2.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(23.5)	.2	(9.1)	10.8	(21.6)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(1.1)	—	(1.1)
Total liabilities for insurance products	(23.5)	.2	(10.2)	10.8	(22.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2012 (dollars in millions):

	September 30, 2012
	Beginning balance as of December 31, 2011	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of September 30, 2012	Amount of total gains (losses) for the nine months ended September 30, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$54.9	$—	$9.4	$67.5	$(92.6)	$317.3	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(1.6)	—	—	—	—	—	—
States and political subdivisions	2.1	—	—	—	—	(2.1)	—	—
Asset-backed securities	79.7	11.4	(.2)	5.8	.5	(54.4)	42.8	—
Collateralized debt obligations	327.3	(11.6)	—	16.3	—	—	332.0	—
Commercial mortgage-backed securities	17.3	—	—	.1	—	(15.1)	2.3	—
Mortgage pass-through securities	2.2	(.2)	—	—	—	—	2.0	—
Collateralized mortgage obligations	124.8	30.0	(.1)	1.4	—	(113.0)	43.1	—
Total fixed maturities, available for sale	833.1	82.9	(.3)	33.0	68.0	(277.2)	739.5	—
Equity securities:
Corporate securities	6.4	(1.0)	(3.8)	.6	—	—	2.2	(3.8)
Venture capital investments	63.5	—	(26.0)	.6	—	—	38.1	(26.0)
Total equity securities	69.9	(1.0)	(29.8)	1.2	—	—	40.3	(29.8)
Trading securities:
Corporate securities	—	—	—	.1	.5	—	.6	.1
States and political subdivisions	—	—	—	—	—	—	—	—
Collateralized debt obligations	—	7.0	—	—	—	—	7.0	—
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Total trading securities	.4	7.0	—	.1	.5	(.4)	7.6	.1
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(666.3)	(49.6)	(22.0)	—	—	—	(737.9)	(22.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.5)	(2.5)	—	—	—	—	(6.0)	—
Total liabilities for insurance products	(669.8)	(52.1)	(22.0)	—	—	—	(743.9)	(22.0)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$70.3	$(15.4)	$—	$—	$54.9
United States Treasury securities and obligations of United States governement corporations and agencies	—	(1.6)	—	—	(1.6)
Asset-backed securities	15.0	(3.6)	—	—	11.4
Collateralized debt obligations	30.1	(41.7)	—	—	(11.6)
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Collateralized mortgage obligations	45.3	(15.3)	—	—	30.0
Total fixed maturities, available for sale	160.7	(77.8)	—	—	82.9
Equity securities	—	(1.0)	—	—	(1.0)
Trading securities - collateralized debt obligations	7.0	—	—	—	7.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(75.3)	41.9	(48.1)	31.9	(49.6)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(2.5)	—	(2.5)
Total liabilities for insurance products	(75.3)	41.9	(50.6)	31.9	(52.1)

At September 30, 2013, 90 percent of our Level 3 fixed maturities, available for sale, were investment grade and 40 percent and 55 percent of our Level 3 fixed maturities, available for sale, consisted of collateralized debt obligations and corporate securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2013 (dollars in millions):

	Fair value at September 30, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$241.6	Discounted cash flow analysis	Discount margins	1.85% - 3.05% (2.57%)
Asset-backed securities (b)	29.4	Discounted cash flow analysis	Discount margins	2.45% - 3.55% (3.10%)
Collateralized debt obligations (c)	254.2	Discounted cash flow analysis	Recoveries	57% - 66% (64.5%)
			Constant prepayment rate	20%
			Discount margins	1.00% - 2.25% (1.48%)
			Annual default rate	1.11% - 5.35% (3.10%)
			Portfolio CCC %	1.53% - 20.69% (12.58%)
Preferred stock (d)	3.3	Market multiples	EBITDA multiple	7.0
			Revenue multiple	1.7
Other assets categorized as Level 3 (e)	186.2	Unadjusted third-party price source	Not applicable	Not applicable
Total	714.7
Liabilities:
Interest sensitive products (f)	845.0	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 5.61% (5.55%)
			Discount rates	0.00 - 4.33% (2.14%)
			Surrender rates	4% - 43% (19%)
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

In this section, we review the consolidated financial condition of CNO at September 30, 2013, and the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and, where appropriate, factors that may affect future financial performance.  Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  The Company's segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. and United HealthCare and PDP through a distribution arrangement with Coventry.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2013 and 2012 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$86.3	$80.6	$227.5	$227.2
Washington National	28.1	33.9	89.3	92.5
Colonial Penn	(4.2)	(2.6)	(8.4)	(11.8)
Other CNO Business	6.1	(53.6)	12.3	(54.0)
EBIT from business segments	116.3	58.3	320.7	253.9
Corporate operations, excluding corporate interest expense	9.4	(6.7)	14.8	(17.6)
EBIT	125.7	51.6	335.5	236.3
Corporate interest expense	(11.7)	(16.3)	(39.9)	(50.4)
Income before net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	114.0	35.3	295.6	185.9
Tax expense on operating income	36.8	9.7	101.0	65.5
Net operating income	77.2	25.6	194.6	120.4
Net realized investment gains (losses) (net of related amortization and taxes)	(.1)	4.8	11.1	37.6
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	2.2	(2.0)	15.6	(4.4)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(3.0)	—	(7.5)	—
Loss on extinguishment of debt (net of taxes)	—	(176.4)	(64.0)	(176.8)
Net income (loss) before valuation allowance for deferred tax assets and other tax items	76.3	(148.0)	149.8	(23.2)
Valuation allowance for deferred tax assets and other tax items	206.7	143.0	222.2	143.0
Net income (loss)	$283.0	$(5.0)	$372.0	$119.8
Per diluted share:
Net operating income	$.33	$.11	$.83	$.45
Net realized investment gains (losses) (net of related amortization and taxes)	—	.02	.05	.13
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.01	(.01)	.06	(.02)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(.01)	—	(.03)	—
Loss on extinguishment of debt (net of taxes)	—	(.76)	(.27)	(.60)
Valuation allowance for deferred tax assets and other tax items	.90	.62	.95	.49
Net income (loss)	$1.23	$(.02)	$1.59	$.45
____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) corporate interest expense; (ii) loss on extinguishment of debt; (iii) net realized investment gains; (iv) fair value changes in embedded derivative liabilities that are unrelated to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following summarizes the components of the reserves related to our long-term care business in both our Bankers Life and Other CNO Business segments as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013	December 31, 2012
Amounts classified as liabilities for insurance products - traditional products:
Active life reserves	$3,524.2	$3,441.6
Reserves for the present value of amounts not yet due on claims	1,247.7	1,213.2
Future loss reserves	92.5	76.0
Amounts classified as claims liabilities and other policyholder liabilities:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	183.1	181.3
Total	$5,047.5	$4,912.1

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

Pursuant to GAAP, we are required to establish premium deficiency reserves when the aggregate liability on a block of business is deficient. With respect to our long-term care blocks of business, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, maintenance expense and investment yields, which estimates are generally updated annually. During the first nine months of 2013, we increased the future loss reserves related to our long-term care blocks of business by $16.5 million based on these calculations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2012 claim reserve redundancy (deficiency) for long-term care claim reserves, as measured at September 30, 2013, was $8.9 million (recognized as a reduction to claim expense during 2013 and consisting of $13.3 million for the Bankers Life segment and $(4.4) million for the Other CNO Business segment).

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

Liabilities for Insurance Products

At September 30, 2013, the total balance of our liabilities for insurance products was $24.7 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

Our assumptions related to our interest-sensitive insurance liabilities are reviewed each quarter. Our review in the third quarter of each year considers information from our annual planning process. During the third quarter of 2013, our review resulted in no significant adjustments. We did not change our long-term interest rate assumptions, as investment results are tracking relatively consistent with our 2013 new money rate assumptions. In addition, we continue to believe our assumptions for future new money rates are reasonable.

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
Income (loss) before net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes (a non-GAAP measure) (a):

Bankers Life	$86.3	$80.6	$227.5	$227.2
Washington National	28.1	33.9	89.3	92.5
Colonial Penn	(4.2)	(2.6)	(8.4)	(11.8)
Other CNO Business	6.1	(53.6)	12.3	(54.0)
Corporate operations	(2.3)	(23.0)	(25.1)	(68.0)
	114.0	35.3	295.6	185.9
Net realized investment gains (losses), net of related amortization:
Bankers Life	(1.6)	12.7	9.2	38.6
Washington National	.7	(3.0)	1.3	3.6
Colonial Penn	(.1)	2.6	—	7.1
Other CNO Business	2.0	(5.7)	7.6	6.9
Corporate operations	(1.2)	.8	(1.0)	1.8
	(.2)	7.4	17.1	58.0
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	3.4	(3.0)	23.7	(6.6)
Other CNO Business	—	—	.3	(.1)
	3.4	(3.0)	24.0	(6.7)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests
Corporate operations	(2.8)	—	(7.6)	—
Loss on extinguishment of debt:
Corporate operations	—	(198.5)	(65.4)	(199.2)
Income (loss) before income taxes:
Bankers Life	88.1	90.3	260.4	259.2
Washington National	28.8	30.9	90.6	96.1
Colonial Penn	(4.3)	—	(8.4)	(4.7)
Other CNO Business	8.1	(59.3)	20.2	(47.2)
Corporate operations	(6.3)	(220.7)	(99.1)	(265.4)
Income (loss) before income taxes	$114.4	$(158.8)	$263.7	$38.0
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premium collections:
Annuities	$190.2	$171.7	$539.5	$525.9
Medicare supplement and other supplemental health	315.9	327.3	975.6	988.1
Life	94.2	81.3	274.8	226.8
Total collections	$600.3	$580.3	$1,789.9	$1,740.8
Average liabilities for insurance products:
Annuities:
Mortality based	$223.3	$229.4	$226.6	$231.6
Fixed index	3,224.6	2,872.1	3,131.8	2,792.6
Deposit based	4,230.2	4,515.4	4,305.6	4,579.4
Medicare supplement and other supplemental health	4,879.2	4,710.0	5,043.2	4,665.9
Life:
Interest sensitive	497.4	450.8	481.8	445.6
Non-interest sensitive	642.2	532.9	616.2	507.4
Total average liabilities for insurance products, net of reinsurance ceded	$13,696.9	$13,310.6	$13,805.2	$13,222.5
Revenues:
Insurance policy income	$407.4	$416.1	$1,244.5	$1,241.6
Net investment income:
General account invested assets	212.4	205.4	636.2	610.6
Fixed index products	23.0	16.2	87.5	31.5
Fee revenue and other income	5.8	4.0	13.5	10.2
Total revenues	648.6	641.7	1,981.7	1,893.9
Expenses:
Insurance policy benefits	353.3	362.4	1,096.5	1,063.9
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	34.0	36.9	103.3	112.0
Fixed index products	40.0	35.3	132.1	76.3
Amortization related to operations	39.7	35.6	139.9	143.0
Interest expense on investment borrowings	1.8	1.3	4.9	4.1
Other operating costs and expenses	93.5	89.6	277.5	267.4
Total benefits and expenses	562.3	561.1	1,754.2	1,666.7
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	86.3	80.6	227.5	227.2
Net realized investment gains (losses)	(1.6)	14.1	10.3	42.6
Amortization related to net realized investment gains	—	(1.4)	(1.1)	(4.0)
Net realized investment gains (losses), net of related amortization	(1.6)	12.7	9.2	38.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	5.0	(4.6)	35.5	(10.3)
Amortization related to fair value changes in embedded derivative liabilities	(1.6)	1.6	(11.8)	3.7
Fair value changes in embedded derivative liabilities, net of related amortization	3.4	(3.0)	23.7	(6.6)
Income before income taxes	$88.1	$90.3	$260.4	$259.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Health benefit ratios:
All health lines:
Insurance policy benefits	$297.9	$302.1	$918.7	$898.6
Benefit ratio (a)	92.2%	90.2%	92.8%	88.9%
Medicare supplement:
Insurance policy benefits	$127.8	$125.5	$384.0	$376.2
Benefit ratio (a)	67.0%	67.8%	67.6%	68.2%
PDP:
Insurance policy benefits	$—	$8.5	$15.9	$29.1
Benefit ratio (a)	N/A	74.8%	80.5%	73.1%
Long-term care:
Insurance policy benefits	$170.2	$168.2	$518.9	$493.6
Benefit ratio (a)	128.4%	121.4%	129.1%	117.9%
Interest-adjusted benefit ratio (b)	79.4%	74.7%	80.8%	71.9%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $64.9 million and $64.7 million in the three months ended September 30, 2013 and 2012, respectively, and was $194.0 million and $192.7 million in the nine months ended September 30, 2013 and 2012, respectively.

Total premium collections were $600.3 million in the third quarter of 2013, up 3.4 percent from 2012, and were $1,789.9 million in the first nine months of 2013, up 2.8 percent from 2012.  See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.7 billion in the third quarter of 2013, up 2.9 percent from 2012, and were $13.8 billion in the first nine months of 2013, up 4.4 percent from 2012.  The increase in such liabilities reflects higher new sales of these products. In addition, such average insurance liabilities for certain long-term care products were increased by $211.6 million in the nine months ended September 30, 2013, to reflect the premium deficiencies

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $212.4 million in the third quarter of 2013, up 3.4 percent from 2012, and was $636.2 million in the first nine months of 2013, up 4.2 percent from 2012.  The average balance of general account invested assets was $14.9 billion and $14.3 billion in the third quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.69 percent and 5.76 percent in the third quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $14.8 billion and $14.2 billion in the first nine months of 2013 and 2012, respectively.  The average yield on these assets was 5.73 percent and 5.74 percent in the first nine months of 2013 and 2012, respectively. The increase in general account invested assets is primarily due to: (i) sales and increased persistency of our annuity and health products in recent periods; and (ii) the proceeds from $200 million of additional collateralized borrowings from the FHLB in the first nine months of 2013 pursuant to our investment borrowing program. The increase in net investment income in the 2013 periods reflects the growth in general account invested assets and prepayment income. Prepayment income was $2.9 million and $4.2 million in the third quarters of 2013 and 2012, respectively, and was $9.8 million and $7.1 million in the first nine months of 2013 and 2012, respectively. The decline in average yield in the 2013 periods is primarily due to the increase in variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB. Investing in relatively higher yielding investments and reduction to turnover rates to preserve existing higher yielding investments has resulted in maintaining overall yields in this segment when compared to the prior year. However, should current market conditions continue, it is possible that the overall yield may decline in future periods, absent changes in our investment strategy.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $23.0 million and $16.2 million in the third quarters of 2013 and 2012, respectively, and was $87.5 million and $31.5 million in the first nine months of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 67.6 percent and 68.2 percent in the first nine months of 2013 and 2012, respectively, and 67.0 percent and 67.8 percent in the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, the benefit ratio was impacted by the favorable development of prior period claim reserves of approximately $5.7 million. Excluding the impact of the favorable claim reserve developments, the benefit ratio would have been 70.0 percent in the three months ended September 30, 2013. We expect the benefit ratio on this Medicare supplement business for the fourth quarter of 2013 to approximate the normalized results we experienced in the third quarter of 2013.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were nil and $2.9 million in the third quarters of 2013 and 2012, respectively, and were $3.8 million and $10.8 million in the first nine months of 2013 and 2012, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Reinsurance". As a result, there was no PDP business recognized in the third quarter of 2013. In the first nine months of 2012, insurance margins on this business were increased by $3.6 million, due to premium adjustments on the assumed blocks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 128.4 percent and 121.4 percent in the third quarters of 2013 and 2012, respectively, and was 129.1 percent and 117.9 percent in the first nine months of 2013 and 2012, respectively.  The interest-adjusted benefit ratio on this business was 79.4 percent and 74.7 percent in the third quarters of 2013 and 2012, respectively, and was 80.8 percent and 71.9 percent in the first nine months of 2013 and 2012, respectively.  Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense). The benefit ratio in 2013 increased due to higher persistency and higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. We expect the interest-adjusted benefit ratio on this long-term care block for the fourth quarter of 2013 to approximate the ratio we experienced in the third quarter of 2013. In addition, we recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits.

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In the first nine months of both 2013 and 2012, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $5 million and $15 million in the first nine months of 2013 and 2012, respectively, and include:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. The net impacts described above are expected to be lower in future periods as re-rating activity slows given we have completed several rounds of rate actions on underperforming blocks of long-term care business in recent years.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $34.0 million in the third quarter of 2013, down 7.9 percent from 2012, and were $103.3 million in the first nine months of 2013, down 7.8 percent from 2012.  The weighted average crediting rate for these products was 2.9 percent and 3.0 percent in the third quarters of 2013 and 2012, respectively, and was 2.9 percent and 3.0 percent in the first nine months of 2013 and 2012, respectively. The average liabilities of the deposit-based annuity block were $4.3 billion and $4.6 billion in the first nine months of 2013 and 2012, respectively.

Amounts added to fixed index products based on change in value of the indices will generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs." Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life's amortization expense was $39.7 million and $35.6 million in the third quarters of 2013 and 2012, respectively, and was $139.9 million and $143.0 million in the first nine months of 2013 and 2012, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $93.5 million in the third quarter of 2013, up 4.4 percent from 2012, and were $277.5 million in the first nine months of 2013, up 3.8 percent from 2012.  Other operating

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

expenses in first nine months of 2012 included a $10 million settlement with state securities regulators. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Expenses related to the marketing and quota-share agreements with Coventry	$.1	$1.1	$2.8	$3.2
Commission expense and agent manager benefits	14.4	15.7	45.7	44.6
Other operating expenses	79.0	72.8	229.0	219.6
Total	$93.5	$89.6	$277.5	$267.4

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2013, we recognized $11.9 million of net gains from the sales of investments (primarily fixed maturities) and $1.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2012, net realized investment gains in this segment included $51.3 million of net gains from the sales of investments (primarily fixed maturities) and $8.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil and $1.4 million in the third quarters of 2013 and 2012, respectively, and $1.1 million and $4.0 million in the nine months ended September 30, 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premium collections:
Medicare supplement and other supplemental health	$147.4	$143.6	$442.5	$430.4
Life	3.3	3.0	10.3	10.8
Total collections	$150.7	$146.6	$452.8	$441.2
Average liabilities for insurance products:
Medicare supplement and other supplemental health	$2,434.0	$2,414.5	$2,427.4	$2,421.0
Non-interest sensitive life	198.9	200.3	199.6	199.9
Total average liabilities for insurance products, net of reinsurance ceded	$2,632.9	$2,614.8	$2,627.0	$2,620.9
Revenues:
Insurance policy income	$150.3	$147.8	$448.6	$442.8
Net investment income:
General account invested assets	51.8	50.8	155.1	151.8
Trading account income related to reinsurer accounts	(.1)	(.9)	(.7)	.6
Change in value of embedded derivatives related to modified coinsurance agreements	.1	1.0	.7	(.5)
Fee revenue and other income	.3	.3	.7	.8
Total revenues	202.4	199.0	604.4	595.5
Expenses:
Insurance policy benefits	120.2	111.1	355.8	340.5
Amortization related to operations	13.2	11.2	39.9	34.7
Interest expense on investment borrowings	.5	.7	1.5	2.2
Other operating costs and expenses	40.4	42.1	117.9	125.6
Total benefits and expenses	174.3	165.1	515.1	503.0
Income before net realized investment gains (losses) and income taxes	28.1	33.9	89.3	92.5
Net realized investment gains (losses)	.7	(3.0)	1.3	3.6
Income before income taxes	$28.8	$30.9	$90.6	$96.1
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$16.2	$18.6	$50.6	$59.2
Benefit ratio (a)	64.3%	63.8%	65.0%	65.6%
Supplemental health:
Insurance policy benefits	$97.9	$84.5	$284.9	$263.6
Benefit ratio (a)	80.8%	74.2%	79.6%	77.8%
Interest-adjusted benefit ratio (b)	54.3%	47.5%	53.3%	50.9%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

_________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.2 million and $30.3 million in the three months ended September 30, 2013 and 2012, respectively, and was $94.1 million and $91.3 million in the nine months ended September 30, 2013 and 2012, respectively.

Total premium collections were $150.7 million in the third quarter of 2013, up 2.8 percent from 2012, and were $452.8 million in the first nine months of 2013, up 2.6 percent from 2012.  See "Premium Collections" for further analysis.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased slightly during the 2013 periods as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $51.8 million in the third quarter of 2013, up 2.0 percent from 2012, and was $155.1 million in the first nine months of 2013, up 2.2 percent from 2012.  The average balance of general account invested assets was $3.7 billion in both the third quarters of 2013 and 2012.  The average yield on these assets was 5.55 percent and 5.54 percent in the third quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $3.7 billion in both the first nine months of 2013 and 2012.  The average yield on these assets was 5.52 percent in both the first nine months of 2013 and 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles.  Insurance margins (insurance policy income less insurance policy benefits) on these products were $9.0 million and $10.7 million in the third quarters of 2013 and 2012, respectively, and were $27.3 million and $31.1 million in the nine months ended September 30, 2013 and 2012, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012. Our benefit ratios were 64.3 percent and 63.8 percent in the three months ended September 30, 2013 and 2012, respectively, reflecting the favorable development of prior period claim reserves.

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

Insurance margins (insurance policy income less insurance policy benefits) on Washington National's supplemental health products were $23.2 million and $29.4 million in the third quarters of 2013 and 2012, respectively, and were $72.9 million and $75.0 million in the nine months ended September 30, 2013 and 2012, respectively. The benefit ratio on these products was 80.8 percent and 74.2 percent in the third quarters of 2013 and 2012, respectively. The higher benefit ratio in the third quarter of 2013 is partially due to a decision we made in the first quarter of 2013 to reduce the commission we pay on certain conversion activity. While we believe this change will improve the longer-term profitability of the block, lower conversions of policies with return-of-premium features that are approaching maturity, results in lower reserve releases. Accordingly, the benefit ratio on this block has increased. In addition, the benefit ratio in the third quarter of 2012 reflected favorable claim experience. The interest-adjusted benefit ratio on this supplemental health business was 54.3 percent and 47.5 percent in the third quarters of 2013 and 2012, respectively. We expect the interest-adjusted benefit ratio on this supplemental health block for the fourth quarter of 2013 to approximate the ratio we experienced in the third quarter of 2013.

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

Interest expense on investment borrowings represents $.5 million and $.7 million in the third quarters of 2013 and 2012, respectively, and $1.5 million and $2.2 million in the first nine months of 2013 and 2012, respectively, of interest expense on collateralized borrowings, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses include commission expense of $15.5 million and $18.7 million in the third quarters of 2013 and 2012, respectively, and $47.8 million and $52.2 million in the nine months ended September 30, 2013 and 2012, respectively. The first nine months of 2013 reflect lower legal expenses than the comparable period in 2012.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2013, we recognized $1.5 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2012, net realized

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

investment gains included $13.0 million of net gains from the sales of investments (primarily fixed maturities) and $9.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premium collections:
Life	$57.6	$53.0	$170.1	$158.1
Supplemental health	1.0	1.2	3.1	3.7
Total collections	$58.6	$54.2	$173.2	$161.8
Average liabilities for insurance products:
Annuities-mortality based	$73.5	$76.4	$74.2	$76.7
Supplemental health	13.8	15.0	14.1	15.2
Life:
Interest sensitive	17.4	18.1	17.6	19.0
Non-interest sensitive	631.7	605.8	626.6	602.0
Total average liabilities for insurance products, net of reinsurance ceded	$736.4	$715.3	$732.5	$712.9
Revenues:
Insurance policy income	$58.1	$54.5	$173.0	$162.5
Net investment income on general account invested assets	10.2	9.9	30.0	30.1
Fee revenue and other income	.2	.2	.6	.6
Total revenues	68.5	64.6	203.6	193.2
Expenses:
Insurance policy benefits	39.6	38.2	123.5	119.4
Amounts added to annuity and interest-sensitive life product account balances	.2	.1	.5	.6
Amortization related to operations	3.7	3.5	11.1	11.1
Other operating costs and expenses	29.2	25.4	76.9	73.9
Total benefits and expenses	72.7	67.2	212.0	205.0
Income (loss) before net realized investment gains (losses) and income taxes	(4.2)	(2.6)	(8.4)	(11.8)
Net realized investment gains (losses)	(.1)	2.6	—	7.1
Income (loss) before income taxes	$(4.3)	$—	$(8.4)	$(4.7)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report a loss (before net realized investment gains (losses) and income taxes) in 2013 of between $5 million and $10 million; and expect results for the fourth quarter of 2013 to be approximately break-even.

Total premium collections were $58.6 million in the third quarter of 2013, up 8.1 percent from 2012, and were $173.2 million in the first nine months of 2013, up 7.0 percent from 2012.  See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets was $10.2 million in the third quarter of 2013, up 3.0 percent from 2012, and was $30.0 million in the first nine months of 2013, down .3 percent from 2012.  The average balance of general account invested assets was $682.5 million and $673.5 million in the third quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.95 percent and 5.90 percent in the third quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $678.6 million and $678.8 million in the first nine months of 2013 and 2012, respectively.  The average yield on these assets was 5.89 percent and 5.92 percent in the first nine months of 2013 and 2012, respectively.

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

Other operating costs and expenses in our Colonial Penn segment were $29.2 million in the third quarter of 2013, up 15 percent from 2012, and were $76.9 million in the first nine months of 2013, up 4.1 percent from 2012, reflecting higher marketing expenses as compared to the 2012 periods.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2013, we recognized $.2 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2012, net realized investment gains in this segment included $7.7 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premium collections:
Annuities	$1.4	$.9	$3.9	$3.0
Other health	5.8	6.1	18.5	19.5
Life	37.9	40.3	118.5	126.5
Total collections	$45.1	$47.3	$140.9	$149.0
Average liabilities for insurance products:
Annuities:
Mortality based	$215.5	$221.5	$214.4	$225.4
Fixed index	451.9	510.5	463.0	532.3
Deposit based	610.9	635.6	621.2	635.7
Separate accounts	14.2	15.6	14.9	15.6
Other health	474.0	479.6	474.5	480.1
Life:
Interest sensitive	2,198.5	2,329.1	2,230.0	2,370.6
Non-interest sensitive	805.8	782.1	808.4	770.6
Total average liabilities for insurance products, net of reinsurance ceded	$4,770.8	$4,974.0	$4,826.4	$5,030.3
Revenues:
Insurance policy income	$70.3	$71.8	$202.5	$224.4
Net investment income:
General account invested assets	77.3	82.3	235.0	250.3
Fixed index products	3.9	3.3	15.3	6.0
Trading account income related to policyholder accounts	1.2	1.1	2.4	2.9
Total revenues	152.7	158.5	455.2	483.6
Expenses:
Insurance policy benefits	86.9	122.7	252.4	299.5
Amounts added to policyholder account balances:
Annuity products and interest-sensitive life products other than fixed index products	26.7	29.4	82.5	86.6
Fixed index products	6.2	5.0	19.9	14.9
Amortization related to operations	3.2	10.5	14.7	25.1
Interest expense on investment borrowings	4.8	5.0	14.4	15.1
Other operating costs and expenses	18.8	39.5	59.0	96.4
Total benefits and expenses	146.6	212.1	442.9	537.6
Income (loss) before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	6.1	(53.6)	12.3	(54.0)
Net realized investment gains (losses)	2.1	(5.4)	7.8	8.8
Amortization related to net realized investment gains (losses)	(.1)	(.3)	(.2)	(1.9)
Net realized investment gains (losses), net of related amortization	2.0	(5.7)	7.6	6.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.1)	—	1.5	(.4)
Amortization related to fair value changes in embedded derivative liabilities	.1	—	(1.2)	.3
Fair value changes in embedded derivative liabilities, net of related amortization	—	—	.3	(.1)
Income (loss) before income taxes	$8.1	$(59.3)	$20.2	$(47.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Health benefit ratios:
Long-term care:
Insurance policy benefits	$13.6	$17.5	$44.5	$47.5
Benefit ratio (a)	227.5%	282.4%	243.7%	246.1%
Interest-adjusted benefit ratio (b)	111.6%	169.9%	130.1%	137.3%
____________________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset.  Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the long-term care reserves was $6.9 million and $7.0 million in the three months ended September 30, 2013 and 2012, respectively, and was $20.7 million and $21.0 million in the nine months ended September 30, 2013 and 2012, respectively.

This segment's results are significantly impacted by the interest-sensitive life insurance block which is sensitive to interest rates and changes to NGEs. This segment also includes: (i) declining blocks of traditional life and annuity products which generally generate stable earnings; and (ii) a smaller block of long-term care business generating a modest stream of losses with limited rate increase potential. We continue to expect this segment to report normalized earnings before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization and taxes of between $5 million and $20 million in 2013, recognizing this segment's results can be volatile given relatively thin margins and continued litigation activity.

Total premium collections were $45.1 million in the third quarter of 2013, down 4.7 percent from 2012, and were $140.9 million in the first nine months of 2013, down 5.4 percent from 2012.  The decrease in collected premiums was primarily due to policyholder redemptions and lapses. See "Premium Collections" for further analysis.

Average liabilities for insurance products, net of reinsurance ceded were $4.8 billion in the third quarter of 2013, down 4.1 percent from 2012, and were $4.8 billion in the first nine months of 2013, down 4.1 percent from 2012.  The decrease in such liabilities was primarily due to policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage.  The decrease in insurance policy income in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the first nine months of 2013 is primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and lower premium revenue due to policyholder redemptions and lapses.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $77.3 million in the third quarter of 2013, down 6.1 percent from 2012, and was $235.0 million in the first nine months of 2013, down 6.1 percent from 2012.  The average balance of general account invested assets was $5.3 billion and $5.6 billion in the third quarters of 2013 and 2012, respectively.  The average yield on these assets was 5.83 percent and 5.91 percent in the third quarters of 2013 and 2012, respectively.  The average balance of general account invested assets was $5.4 billion and $5.6 billion in the first nine months of 2013 and 2012, respectively.  The average yield on these assets was 5.83 percent and 5.91 percent in the first nine months of 2013 and 2012, respectively.  The decrease in net investment income is primarily due to the lower invested assets in this segment as the business runs off. The decrease in average yield reflects slightly lower prepayment income in the 2013 periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that the investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $3.9 million and $3.3 million in the third quarters of 2013 and 2012, respectively, and was $15.3 million and $6.0 million in the first nine months of 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances for fixed index products.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Future investment yield assumptions are reviewed each quarter. Our review in the third quarter of each year considers information from our annual planning process. During the third quarter of 2012, we were required to recognize approximately $43 million of additional increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. During the third quarter of 2013, our review resulted in no significant adjustments. We did not change our long-term interest rate assumptions, as investment results are tracking relatively consistent with our 2013 new money rate assumptions. In addition, we continue to believe our assumptions for future new money rates are reasonable.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis.  Benefit ratios are calculated by dividing the product's insurance policy benefits by insurance policy income. The benefit ratio on our long-term care policies was 227.5 percent and 282.4 percent in the third quarters of 2013 and 2012, respectively, and was 243.7 percent and 246.1 percent in the first nine months of 2013 and 2012, respectively. The benefit ratio in the third quarter of 2013 reflected favorable claim experience. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated.  The interest-adjusted benefit ratio on this business was 111.6 percent and 169.9 percent in the third quarters of 2013 and 2012, respectively, and was 130.1 percent and 137.3 percent in the first nine months of 2013 and 2012, respectively

In each quarterly period, we calculate our best estimate of claim reserves based on all of the information available to us at that time, which necessarily takes into account new experience emerging during the period.  Our actuaries estimate these claim reserves using various generally recognized actuarial methodologies which are based on informed estimates and judgments that are believed to be appropriate.  As additional experience emerges and other data become available, these

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

estimates and judgments are reviewed and may be revised.  Significant assumptions made in estimating claim reserves for long-term care policies include expectations about the:  (i) future duration of existing claims; (ii) cost of care and benefit utilization; (iii) interest rate utilized to discount claim reserves; (iv) claims that have been incurred but not yet reported; (v) claim status on the reporting date; (vi) claims that have been closed but are expected to reopen; and (vii) correspondence that has been received that will ultimately become claims that have payments associated with them.

Amounts added to policyholder account balances for annuity products and interest-sensitive life products were $26.7 million in the third quarter of 2013, down 9.2 percent from 2012, and were $82.5 million in the first nine months of 2013, down 4.7 percent from 2012.  The weighted average crediting rate for these products was 3.9 percent in both the first nine months of 2013 and 2012.

Amounts added to fixed index products generally fluctuate with the corresponding related investment income accounts described above.

Amortization related to operations includes amortization of insurance acquisition costs.  Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for universal life and investment-type products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for universal life and investment-type products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised.  Accordingly, amortization for universal life and investment-type products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes.  The assumptions we use to estimate our future gross profits and premiums involve significant judgment.  A revision to our current assumptions could result in increases or decreases to amortization expense in future periods.  Earnings on our universal life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits. Accordingly, the impact of adverse changes in our earlier estimates of future gross profits is generally reflected in earnings in the period such differences occur. In the third quarter of 2013, amortization of insurance acquisition costs was reduced by $4.5 million in the annuity block primarily due to revising our lapse assumptions as we have experienced lower surrenders than reflected in our previous assumptions. This reduction to amortization expense was partially offset by an increase in insurance liabilities of $3.5 million to reflect the assumption change. Amortization in the third quarter of 2012, reflected an increase of $2.3 million related to changes in the previously discussed investment yield and NGE assumptions.

Interest expense on investment borrowings includes $4.8 million and $5.0 million in the third quarters of 2013 and 2012, respectively, and $14.4 million and $15.1 million in the first nine months of 2013 and 2012, respectively, of interest expense on collateralized borrowings, as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses were $18.8 million in the third quarter of 2013, down 52 percent from 2012, and were $59.0 million in the first nine months of 2013, down 39 percent from 2012. In the three and nine months ended September 30, 2012, we recognized charges of $21.0 million and $41.5 million, respectively, related to pending lawsuits that were subsequently settled.

Net realized investment gains (losses) fluctuate each period.  During the first nine months of 2013, we recognized $8.2 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2012, net realized investment gains included $24.2 million of net gains from the sales of investments (primarily fixed maturities) and $15.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses.  When we sell securities which back our universal life and investment-type products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields.  Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $.3 million in the third quarters of 2013 and 2012, respectively, and $.2 million and $1.9 million in the nine months ended September 30, 2013 and 2012, respectively.

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

Corporate Operations (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Corporate operations:
Interest expense on corporate debt	$(11.7)	$(16.3)	$(39.9)	$(50.4)
Net investment income (loss):
General investment portfolio	1.2	1.0	3.8	2.9
Other special-purpose portfolios:
COLI	5.4	3.1	10.1	5.4
Investments held in a rabbi trust	.4	—	.8	4.1
Investments in certain hedge funds	1.4	(.1)	1.4	(1.9)
Other trading account activities	2.6	5.2	9.5	15.7
Fee revenue and other income	1.7	.3	4.9	.9
Net operating results of variable interest entities	—	4.7	—	9.8
Interest expense on investment borrowings	—	(.1)	(.1)	(.4)
Other operating costs and expenses	(3.3)	(20.8)	(15.6)	(54.1)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	(2.3)	(23.0)	(25.1)	(68.0)
Net realized investment gains (losses)	(1.2)	.8	(1.0)	1.8
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(2.8)	—	(7.6)	—
Loss on extinguishment of debt	—	(198.5)	(65.4)	(199.2)
Loss before income taxes	$(6.3)	$(220.7)	$(99.1)	$(265.4)

Interest expense on corporate debt has been primarily impacted by: (i) the recapitalization transactions completed in September 2012; (ii) the amendment to our Senior Secured Credit Agreement in May 2013; and (iii) the completion of the Offer in March 2013. Our average corporate debt outstanding was $945.2 million and $840.1 million during the first nine months of 2013 and 2012, respectively.  The average interest rate on our debt was 4.9 percent and 7.3 percent during the first nine months of 2013 and 2012, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations.  These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Other operating costs and expenses were increased (decreased) by $(9.8) million and $9.7 million in the third quarters of 2013 and 2012, respectively, and $(15.9) million and $9.7 million in the first nine months of 2013 and 2012, respectively, related to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan and former executive retirement annuities. In the first quarter of 2012, we recognized a $6.8 million charge related to the relocation of Bankers Life's primary office.

Net realized investment gains (losses) often fluctuate each period.  During the first nine months of 2013, we recognized $.1 million of net gains from the sales of investments ($.3 of which were net losses recognized by VIEs) and $1.1 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.  During the first nine months of 2012, net realized investment gains included $2.2 million of net gains from the sales of investments (of which, $.3 million were net gains recognized by VIEs) and $.4 million of writedowns of investments (all of which were recognized by VIEs) due to other than temporary declines in fair value recognized through net income.

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

Loss on extinguishment of debt in the first nine months of 2013 of $65.4 million resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement. Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable – Direct Corporate Obligations." The loss on extinguishment of debt in the first nine months of 2012 of $199.2 million represents: (i) $136.3 million (all of which was recognized in the third quarter of 2012) due to our repurchase of $200.0 million principal amount of 7.0% Debentures pursuant to the Debenture Repurchase Agreement and the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures; (ii) $57.8 million (all of which was recognized in the third quarter of 2012) related to the tender offer and consent solicitation for the 9.0% Notes, the write-off of unamortized issuance costs related to the 9.0% Notes and other transactions; and (iii) $5.1 million ($4.4 million of which was recognized in the third quarter of 2012) representing the write-off of unamortized discount and issuance costs associated with repayments of our Previous Senior Secured Credit Agreement.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and nine months ended September 30, 2013 and 2012:

Business segments - total (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$593.4	$594.4	$1,780.2	$1,793.1
Net investment income and other	374.2	360.7	1,146.0	1,063.2
Total revenues	967.6	955.1	2,926.2	2,856.3
Benefits and expenses:
Insurance policy benefits	642.8	671.3	1,967.4	1,918.3
Amortization	52.3	54.1	183.4	191.8
Other expenses	107.4	125.3	316.5	363.0
Total benefits and expenses	802.5	850.7	2,467.3	2,473.1
EBIT from In-Force Business	$165.1	$104.4	$458.9	$383.2

EBIT from New Business
Revenues:
Insurance policy income	$92.7	$95.8	$288.4	$278.2
Net investment income and other	11.9	12.9	30.3	31.7
Total revenues	104.6	108.7	318.7	309.9
Benefits and expenses:
Insurance policy benefits	64.3	69.8	199.1	195.4
Amortization	7.5	6.7	22.2	22.1
Other expenses	81.6	78.3	235.6	221.7
Total benefits and expenses	153.4	154.8	456.9	439.2
EBIT from New Business	$(48.8)	$(46.1)	$(138.2)	$(129.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$686.1	$690.2	$2,068.6	$2,071.3
Net investment income and other	386.1	373.6	1,176.3	1,094.9
Total revenues	1,072.2	1,063.8	3,244.9	3,166.2
Benefits and expenses:
Insurance policy benefits	707.1	741.1	2,166.5	2,113.7
Amortization	59.8	60.8	205.6	213.9
Other expenses	189.0	203.6	552.1	584.7
Total benefits and expenses	955.9	1,005.5	2,924.2	2,912.3
EBIT from In-Force and New Business	$116.3	$58.3	$320.7	$253.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$341.8	$345.7	$1,037.0	$1,039.1
Net investment income and other	229.3	212.7	706.9	620.6
Total revenues	571.1	558.4	1,743.9	1,659.7
Benefits and expenses:
Insurance policy benefits	376.3	377.0	1,172.5	1,093.1
Amortization	33.2	29.9	120.6	123.6
Other expenses	42.7	41.4	126.2	133.2
Total benefits and expenses	452.2	448.3	1,419.3	1,349.9
EBIT from In-Force Business	$118.9	$110.1	$324.6	$309.8

EBIT from New Business
Revenues:
Insurance policy income	$65.6	$70.4	$207.5	$202.5
Net investment income and other	11.9	12.9	30.3	31.7
Total revenues	77.5	83.3	237.8	234.2
Benefits and expenses:
Insurance policy benefits	51.0	57.6	159.4	159.1
Amortization	6.5	5.7	19.3	19.4
Other expenses	52.6	49.5	156.2	138.3
Total benefits and expenses	110.1	112.8	334.9	316.8
EBIT from New Business	$(32.6)	$(29.5)	$(97.1)	$(82.6)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$407.4	$416.1	$1,244.5	$1,241.6
Net investment income and other	241.2	225.6	737.2	652.3
Total revenues	648.6	641.7	1,981.7	1,893.9
Benefits and expenses:
Insurance policy benefits	427.3	434.6	1,331.9	1,252.2
Amortization	39.7	35.6	139.9	143.0
Other expenses	95.3	90.9	282.4	271.5
Total benefits and expenses	562.3	561.1	1,754.2	1,666.7
EBIT from In-Force and New Business	$86.3	$80.6	$227.5	$227.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$134.4	$133.4	$401.7	$399.2
Net investment income and other	52.1	51.2	155.8	152.7
Total revenues	186.5	184.6	557.5	551.9
Benefits and expenses:
Insurance policy benefits	113.4	105.2	335.7	322.6
Amortization	12.3	10.5	37.3	32.5
Other expenses	33.6	32.6	96.6	98.9
Total benefits and expenses	159.3	148.3	469.6	454.0
EBIT from In-Force Business	$27.2	$36.3	$87.9	$97.9

EBIT from New Business
Revenues:
Insurance policy income	$15.9	$14.4	$46.9	$43.6
Net investment income and other	—	—	—	—
Total revenues	15.9	14.4	46.9	43.6
Benefits and expenses:
Insurance policy benefits	6.8	5.9	20.1	17.9
Amortization	.9	.7	2.6	2.2
Other expenses	7.3	10.2	22.8	28.9
Total benefits and expenses	15.0	16.8	45.5	49.0
EBIT from New Business	$.9	$(2.4)	$1.4	$(5.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$150.3	$147.8	$448.6	$442.8
Net investment income and other	52.1	51.2	155.8	152.7
Total revenues	202.4	199.0	604.4	595.5
Benefits and expenses:
Insurance policy benefits	120.2	111.1	355.8	340.5
Amortization	13.2	11.2	39.9	34.7
Other expenses	40.9	42.8	119.4	127.8
Total benefits and expenses	174.3	165.1	515.1	503.0
EBIT from In-Force and New Business	$28.1	$33.9	$89.3	$92.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$46.9	$43.5	$139.0	$130.4
Net investment income and other	10.4	10.1	30.6	30.7
Total revenues	57.3	53.6	169.6	161.1
Benefits and expenses:
Insurance policy benefits	33.3	32.0	104.4	101.6
Amortization	3.6	3.2	10.8	10.6
Other expenses	7.5	6.8	20.3	19.4
Total benefits and expenses	44.4	42.0	135.5	131.6
EBIT from In-Force Business	$12.9	$11.6	$34.1	$29.5

EBIT from New Business
Revenues:
Insurance policy income	$11.2	$11.0	$34.0	$32.1
Net investment income and other	—	—	—	—
Total revenues	11.2	11.0	34.0	32.1
Benefits and expenses:
Insurance policy benefits	6.5	6.3	19.6	18.4
Amortization	.1	.3	.3	.5
Other expenses	21.7	18.6	56.6	54.5
Total benefits and expenses	28.3	25.2	76.5	73.4
EBIT from New Business	$(17.1)	$(14.2)	$(42.5)	$(41.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$58.1	$54.5	$173.0	$162.5
Net investment income and other	10.4	10.1	30.6	30.7
Total revenues	68.5	64.6	203.6	193.2
Benefits and expenses:
Insurance policy benefits	39.8	38.3	124.0	120.0
Amortization	3.7	3.5	11.1	11.1
Other expenses	29.2	25.4	76.9	73.9
Total benefits and expenses	72.7	67.2	212.0	205.0
EBIT from In-Force and New Business	$(4.2)	$(2.6)	$(8.4)	$(11.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$70.3	$71.8	$202.5	$224.4
Net investment income and other	82.4	86.7	252.7	259.2
Total revenues	152.7	158.5	455.2	483.6
Benefits and expenses:
Insurance policy benefits	119.8	157.1	354.8	401.0
Amortization	3.2	10.5	14.7	25.1
Other expenses	23.6	44.5	73.4	111.5
Total benefits and expenses	146.6	212.1	442.9	537.6
EBIT from In-Force Business	$6.1	$(53.6)	$12.3	$(54.0)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment for the first nine months of 2013 reflects growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects increased sales.

The EBIT from in-force business in the Washington National segment    was lower in the 2013 periods due to higher supplemental health benefit ratios and the run-off of the Medicare supplement business in this segment.

The EBIT from in-force business in the Colonial Penn segment for the first nine months of 2013 reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment reflects slightly higher marketing expenses than the prior year.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$143.3	$114.5	$413.3	$369.6
Other fixed rate (first-year)	45.3	56.0	121.0	151.7
Other fixed rate (renewal)	1.6	1.2	5.2	4.6
Subtotal - other fixed rate annuities	46.9	57.2	126.2	156.3
Total annuities	190.2	171.7	539.5	525.9
Health:
Medicare supplement (first-year)	22.3	24.7	67.7	73.6
Medicare supplement (renewal)	159.7	153.0	475.6	453.9
Subtotal - Medicare supplement	182.0	177.7	543.3	527.5
Long-term care (first-year)	5.1	6.0	16.2	17.4
Long-term care (renewal)	126.0	130.1	383.5	394.2
Subtotal - long-term care	131.1	136.1	399.7	411.6
PDP (first year)	—	.1	.1	.5
PDP (renewal)	(2.5)	10.2	18.1	39.8
Subtotal – PDP	(2.5)	10.3	18.2	40.3
Supplemental health (first-year)	2.3	.6	5.9	.8
Supplemental health (renewal)	.5	—	.7	—
Subtotal – supplemental health	2.8	.6	6.6	.8
Other health (first-year)	.3	.3	1.0	1.1
Other health (renewal)	2.2	2.3	6.8	6.8
Subtotal - other health	2.5	2.6	7.8	7.9
Total health	315.9	327.3	975.6	988.1
Life insurance:
First-year	41.7	38.9	125.1	107.4
Renewal	52.5	42.4	149.7	119.4
Total life insurance	94.2	81.3	274.8	226.8
Collections on insurance products:
Total first-year premium collections on insurance products	260.3	241.1	750.3	722.1
Total renewal premium collections on insurance products	340.0	339.2	1,039.6	1,018.7
Total collections on insurance products	$600.3	$580.3	$1,789.9	$1,740.8

Annuities in this segment include fixed index and other fixed annuities sold to the senior market.  Annuity collections in this segment increased 11 percent, to $190.2 million, in the third quarter of 2013, and 2.6 percent, to $539.5 million, in the first nine months of 2013, as compared to the same periods in 2012.  Premium collections from our fixed index products were favorably impacted in the third quarter of 2013 by the general stock market performance which made these products attractive to certain customers. Premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 2.4 percent, to $182.0 million, in the third quarter of 2013, and 3.0 percent, to $543.3 million, in the first nine months of 2013, as compared to the same periods in 2012. During the three months ended September 30, 2013, we experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 3.7 percent, to $131.1 million, in the third quarter of 2013, and 2.9 percent, to $399.7 million, in the first nine months of 2013, as compared to the same periods in 2012.

Premiums collected on PDP business relate to our quota-share reinsurance agreements with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Reinsurance". The reduction to premiums collected in the third quarter of 2013 represents a return of premiums to Coventry for risk share adjustments paid prior to the termination of the agreement.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products.  Life premiums collected in this segment increased 16 percent, to $94.2 million, in the third quarter of 2013, and 21 percent, to $274.8 million, in the first nine months of 2013, as compared to the same periods in 2012, reflecting higher sales in this segment (including increased sales of single premium whole life products).

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums collected by product:
Health:
Medicare supplement (first-year)	$—	$.2	$.2	$.8
Medicare supplement (renewal)	24.2	28.2	75.6	84.8
Subtotal – Medicare supplement	24.2	28.4	75.8	85.6
Supplemental health (first-year)	16.1	14.7	48.0	43.9
Supplemental health (renewal)	106.6	99.8	316.9	298.9
Subtotal – supplemental health	122.7	114.5	364.9	342.8
Other health (first-year)	.1	—	.1	—
Other health (renewal)	.4	.7	1.7	2.0
Subtotal – other health	.5	.7	1.8	2.0
Total health	147.4	143.6	442.5	430.4
Life insurance:
First-year	.2	.3	.6	.8
Renewal	3.1	2.7	9.7	10.0
Total life insurance	3.3	3.0	10.3	10.8
Collections on insurance products:
Total first-year premium collections on insurance products	16.4	15.2	48.9	45.5
Total renewal premium collections on insurance products	134.3	131.4	403.9	395.7
Total collections on insurance products	$150.7	$146.6	$452.8	$441.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 15 percent, to $24.2 million, in the third quarter of 2013, and 11 percent, to $75.8 million, in the first nine months of 2013, as compared to the same periods in 2012.  We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 7.2 percent, to $122.7 million, in the third quarter of 2013, and 6.4 percent, to $364.9 million, in the first nine months of 2013, as compared to the same periods in 2012.  Such increases are due to higher new sales in recent periods and an improvement in persistency.

Overall, excluding premiums from the Washington National Medicare supplement block which is in run-off, collected premiums were up 7.0 percent in the third quarter of 2013 compared to the same period in 2012, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products.  Life premiums collected in this segment have generally declined in recent periods.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums collected by product:
Life insurance:
First-year	$11.4	$10.9	$34.2	$32.0
Renewal	46.2	42.1	135.9	126.1
Total life insurance	57.6	53.0	170.1	158.1
Health (all renewal):
Medicare supplement	.9	1.1	2.8	3.4
Other health	.1	.1	.3	.3
Total health	1.0	1.2	3.1	3.7
Collections on insurance products:
Total first-year premium collections on insurance products	11.4	10.9	34.2	32.0
Total renewal premium collections on insurance products	47.2	43.3	139.0	129.8
Total collections on insurance products	$58.6	$54.2	$173.2	$161.8

Life products in this segment are sold primarily to the senior market.  Life premiums collected in this segment increased 8.7 percent, to $57.6 million, in the third quarter of 2013, and 7.6 percent, to $170.1 million, in the first nine months of 2013, as compared to the same periods in 2012.  Graded benefit life products sold through our direct response marketing channel accounted for $57.0 million and $52.4 million of our total collected premiums in the third quarters of 2013 and 2012, respectively, and $168.2 million and $156.0 million in the first nine months of 2013 and 2012, respectively.

Health products include Medicare supplement and other insurance products.  Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.1	$.1	$.4	$.3
Fixed index (renewal)	1.0	.4	2.9	1.9
Subtotal - fixed index annuities	1.1	.5	3.3	2.2
Other fixed rate (all renewal)	.3	.4	.6	.8
Total annuities	1.4	.9	3.9	3.0
Health:
Long-term care (all renewal)	5.7	6.0	18.1	19.0
Other health (all renewal)	.1	.1	.4	.5
Total health	5.8	6.1	18.5	19.5
Life insurance:
First-year	.9	.9	3.0	2.3
Renewal	37.0	39.4	115.5	124.2
Total life insurance	37.9	40.3	118.5	126.5
Collections on insurance products:
Total first-year premium collections on insurance products	1.0	1.0	3.4	2.6
Total renewal premium collections on insurance products	44.1	46.3	137.5	146.4
Total collections on insurance products	$45.1	$47.3	$140.9	$149.0

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

Life products in the Other CNO Business segment include primarily universal life products.  Life premiums collected in this segment decreased 6.0 percent, to $37.9 million, in the third quarter of 2013, and 6.3 percent, to $118.5 million, in the first nine months of 2013, as compared to the same periods in 2012. The decrease in collected premiums was primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and policyholder redemptions and lapses. New sales of life products in this segment are insignificant and we expect premiums to continue to decline.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2013, and December 31, 2012, was as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Total capital:
Corporate notes payable	$868.6	$1,004.2
Shareholders' equity:
Common stock	2.2	2.2
Additional paid-in capital	4,121.3	4,174.7
Accumulated other comprehensive income	634.0	1,197.4
Retained earnings (accumulated deficit)	29.1	(325.0)
Total shareholders' equity	4,786.6	5,049.3
Total capital	$5,655.2	$6,053.5

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2013, and as of and for the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Book value per common share	$21.56	$22.80
Book value per common share, excluding accumulated other comprehensive income (a)	18.70	17.39
Ratio of earnings to fixed charges	1.96X	1.40X
Debt to total capital ratios:
Corporate debt to total capital	15.4%	16.6%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	17.3%	20.7%
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

Three of the Company's insurance subsidiaries (Conseco Life, Washington National Insurance Company and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National Insurance Company and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National Insurance Company and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2013, the carrying value of the FHLB common stock was $92.5 million.  As of September 30, 2013, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at September 30, 2013, which are maintained in a custodial account for the benefit of the FHLB. The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	September 2015	Variable rate – 0.564%
150.0	October 2015	Variable rate – 0.532%
100.0	November 2015	Variable rate – 0.343%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.619%
75.0	June 2016	Variable rate – 0.408%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.530%
50.0	November 2016	Variable rate – 0.650%
57.7	June 2017	Variable rate – 0.612%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.464%
75.0	August 2017	Variable rate – 0.412%
100.0	October 2017	Variable rate – 0.698%
37.0	November 2017	Fixed rate – 3.750%
50.0	January 2018	Variable rate – 0.619%
50.0	January 2018	Variable rate – 0.605%
50.0	February 2018	Variable rate – 0.575%
22.0	February 2018	Variable rate – 0.592%
100.0	May 2018	Variable rate – 0.629%
50.0	July 2018	Variable rate – 0.734%
50.0	August 2018	Variable rate – 0.384%
21.8	June 2020	Fixed rate – 1.960%
27.7	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,849.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. One of the Company's subsidiaries, Conseco Life, reported statutory financial results in 2012 that were $46.2 million below the threshold to meet the standard and would have required a capital contribution of $92.7 million at December 31, 2012, to avoid the hazardous financial condition classification. We have been in contact with Conseco Life's domestic state insurance department regarding this matter following the significant loss Conseco Life recognized in 2012, primarily related to a pending legal settlement. Based on our discussions with the state insurance regulator, we do not expect any actions to be taken against Conseco Life that would have a material adverse effect on the financial position or results of operations of CNO. The calculation based on Conseco Life's statutory results for the twelve months ended June 30, 2013, did not indicate a surplus deficiency under this standard, and we do not expect the September 30, 2013 statutory filing (when completed) to include any such deficiency. Conseco Life is no longer considered in hazardous financial condition under the aforementioned standard and no capital contributions were required to correct the surplus deficiency.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, Fitch, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On September 27, 2013, A.M. Best affirmed the financial strength rating of "B++" of our primary insurance subsidiaries as well as the "B-" rating of Conseco Life and the outlook for all of these ratings is stable. On September 4, 2012, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "B++" from "B+".  A.M. Best also affirmed the financial strength rating of "B-" of Conseco Life. The outlook for all ratings is stable. A "stable" designation means that there is a low likelihood of a rating change due to stable financial market trends.  The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A "B-" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below that rating.  There are seven ratings above the "B-" rating of Conseco Life and eight ratings that are below that rating.

On September 20, 2013, Fitch affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries as well as the "BB+" rating of Conseco Life and the outlook for all of these ratings is stable. On February 3, 2012, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB" (from "BBB-" or "BB+" depending on the company). Fitch also affirmed the financial strength rating of "BB+" of Conseco Life. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A "BB" rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and ten ratings that are below that rating. There are ten ratings above the "BB+" rating of Conseco Life and eight ratings that are below that rating.

On May 3, 2013, S&P upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB-" from "BB+". On July 24, 2013, S&P again upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "BBB" from "BBB-". Also, on July 24, 2013, S&P downgraded the financial strength rating of Conseco Life to "B" from "B+". The outlook for all ratings is stable. A "stable" outlook means that a rating is not likely to change.  S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher rated insurers.  Pluses and minuses show the relative standing within a category.  In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. S&P has twenty-one possible ratings.  There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than Conseco Life, and twelve ratings that are below that rating. There are fourteen ratings above the "B" rating of Conseco Life and six ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies

At September 30, 2013, CNO, CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the Senior Secured Credit Agreement) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $129.7 million; (ii) fixed income investments of $55.0 million; and (iii) equity securities and other invested assets totaling $107.3 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current legal ownership structure of CNO's primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2013, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $202.5 million. We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 392 percent at September 30, 2013.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("Conseco Life of Texas") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 331 percent at September 30, 2013.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At September 30, 2013, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

	Earned surplus
Subsidiary of CDOC	(deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$390.0	(a)
Colonial Penn Life Insurance Company	(259.5)	(b)
___________

(a)	Bankers Life paid ordinary dividends of $75.0 million to Conseco Life of Texas in the first nine months of 2013.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. We made no capital contributions to our insurance subsidiaries in the first nine months of 2013.

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

On July 1, 2013, the Company issued the Conversion Termination Notice to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, par value $0.01 per share, effective as of the Conversion Termination Date. Holders of the 7.0% Debentures were able to exercise their conversion

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. 7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock. As of September 30, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

In the first nine months of 2013, we repurchased 7.0 million shares of common stock for $87.3 million, under the securities repurchase program. The Company purchased $63.8 million aggregate principal amount of our 7.0% Debentures in the first nine months of 2013 for $134.2 million, as further discussed above. Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $128.4 million as of September 30, 2013. We currently anticipate repurchasing securities in the range of $250 million to $300 million during 2013.

In the second quarter of 2013, we increased our quarterly common stock dividend to $0.03 per share from $0.02 per share. In the first nine months of 2013, dividends declared and paid on common stock were $0.08 per share totaling $17.9 million.

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At September 30, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

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

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. No mandatory prepayments were required in the third quarter of 2013 as our debt to total capitalization ratio, as defined in the Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $30.2 million in the first nine months of 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations are as follows at September 30, 2013 (dollars in millions):

Year ending September 30,	Principal
2014	$52.1
2015	79.2
2016	79.2
2017	7.8
2018	379.2
Thereafter	275.0
$872.5

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.5 percent at September 30, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.70 to 1.00 for the period ended September 30, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 392 percent at September 30, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at September 30, 2013, was $1,901.5 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through September 30, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $250 million as of September 30, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On September 27, 2013, A.M. Best affirmed our issuer credit and senior secured debt ratings of "bb" and revised the outlook for these ratings to positive from stable. In A.M. Best's view, an issuer rated "bb" has speculative credit characteristics generally due to a moderate margin of principal and interest payment protection and vulnerability to economic changes. Pluses

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In Default)". There are eleven ratings above CNO's "bb" rating and ten ratings that are below its rating.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. We had no such borrowings outstanding at September 30, 2013.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2013, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,535.5	$1,162.6	$(130.9)	$14,567.2
United States Treasury securities and obligations of United States government corporations and agencies	99.5	3.3	(.3)	102.5
States and political subdivisions	2,140.2	128.5	(32.0)	2,236.7
Asset-backed securities	895.8	44.9	(4.3)	936.4
Collateralized debt obligations	275.6	7.9	(.5)	283.0
Commercial mortgage-backed securities	1,456.5	102.4	(6.5)	1,552.4
Mortgage pass-through securities	13.6	.7	(.1)	14.2
Collateralized mortgage obligations	1,025.2	44.3	(2.2)	1,067.3
Total investment grade fixed maturities, available for sale	19,441.9	1,494.6	(176.8)	20,759.7
Below-investment grade (a):
Corporate securities	1,304.4	42.7	(39.5)	1,307.6
States and political subdivisions	6.4	—	(.6)	5.8
Asset-backed securities	517.2	30.0	(5.2)	542.0
Collateralized debt obligations	22.6	—	(.7)	21.9
Collateralized mortgage obligations	804.7	56.6	(.6)	860.7
Total below-investment grade fixed maturities, available for sale	2,655.3	129.3	(46.6)	2,738.0
Total fixed maturities, available for sale	$22,097.2	$1,623.9	$(223.4)	$23,497.7
Equity securities	$252.7	$13.8	$(4.5)	$262.0
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2013 is as follows (dollars in millions):

			Percentage
		Estimated	of total
NAIC	Amortized	fair	estimated
designation	cost	value	fair value

1	$10,339.8	$11,122.7	47.3%
2	10,407.6	11,022.4	46.9
3	996.7	996.9	4.3
4	327.3	331.0	1.4
5	25.8	24.2	.1
6	—	.5	—
	$22,097.2	$23,497.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,405.2	10.2%	$24.7	11.1%
States and political subdivisions	2,242.5	9.5	32.6	14.6
Collateralized mortgage obligations	1,928.0	8.2	2.8	1.2
Utilities	1,873.0	8.0	6.0	2.7
Insurance	1,592.5	6.8	4.8	2.2
Commercial mortgage-backed securities	1,552.4	6.6	6.5	2.9
Asset-backed securities	1,478.4	6.3	9.5	4.3
Healthcare/pharmaceuticals	1,250.8	5.3	21.0	9.4
Food/beverage	1,085.3	4.6	10.2	4.6
Real estate/REITs	904.6	3.9	1.1	.5
Cable/media	852.4	3.6	33.3	14.9
Banks	770.7	3.3	4.1	1.8
Capital goods	678.4	2.9	.1	—
Telecom	468.5	2.0	7.4	3.3
Aerospace/defense	457.8	2.0	1.1	.5
Transportation	419.4	1.8	.7	.3
Chemicals	397.1	1.7	9.4	4.2
Building materials	382.1	1.6	5.1	2.3
Paper	330.9	1.4	1.6	.7
Metals and mining	320.6	1.4	15.7	7.0
Collateralized debt obligations	304.9	1.3	1.2	.6
Brokerage	283.8	1.2	1.1	.5
Technology	270.9	1.2	1.9	.9
Business services	244.7	1.0	12.6	5.6
Consumer products	234.8	1.0	.8	.3
Other	768.0	3.2	8.1	3.6
Total fixed maturities, available for sale	$23,497.7	100.0%	$223.4	100.0%

Below-Investment Grade Securities

At September 30, 2013, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,655.3 million, or 12 percent of the Company's fixed maturity portfolio.  The estimated fair value of the below-investment grade portfolio was $2,738.0 million, or 103 percent of the amortized cost.

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity securities, available for sale:
Realized gains on sale	$12.9	$35.1	$40.3	$103.4
Realized losses on sale	(6.4)	(7.5)	(9.8)	(15.3)
Impairments:
Total other-than-temporary impairment losses	(1.6)	—	(1.6)	(.9)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized	(1.6)	—	(1.6)	(.9)
Net realized investment gains from fixed maturities	4.9	27.6	28.9	87.2
Equity securities	—	—	—	.1
Commercial mortgage loans	(1.7)	(1.4)	(1.0)	(1.5)
Impairments of mortgage loans and other investments	(1.3)	(23.1)	(1.9)	(33.6)
Other	(2.0)	6.0	(7.6)	11.7
Net realized investment gains (losses)	$(.1)	$9.1	$18.4	$63.9

During the first nine months of 2013, we recognized net realized investment gains of $18.4 million, which were comprised of $30.7 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.7 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $8.8 million and $3.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first nine months of 2012, we recognized net realized investment gains of $63.9 million, which were comprised of $89.0 million of net gains from the sales of investments (primarily fixed maturities), the increase in fair value of certain fixed maturity investments with embedded derivatives of $9.4 million, and $34.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost of nil and a carrying value of $.5 million.

During the first nine months of 2013, the $9.8 million of realized losses on sales of $387.9 million of fixed maturity securities, available for sale, included:  (i) $2.4 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $7.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) related to structured securities, changes in expected cash flows.

During the first nine months of 2012, the $34.5 million of other-than-temporary impairments we recorded in earnings included: (i) $3.2 million of losses related to certain commercial mortgage loans; (ii) $29.9 million of losses related to equity securities; and (iii) $1.4 million of additional losses following unforeseen issue-specific events or conditions.

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$15.8	$15.8
Due after one year through five years	92.0	89.7
Due after five years through ten years	565.1	546.4
Due after ten years	2,691.0	2,508.7
Subtotal	3,363.9	3,160.6
Structured securities	829.1	809.0
Total	$4,193.0	$3,969.6

There was one investment in our portfolio rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis for less than six months at September 30, 2013. Such investment had a cost basis, unrealized loss and estimated fair value of $4.1 million, $.8 million and $3.3 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2013 (dollars in millions):

	Investment grade		Below investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Cable/media	$.2	$27.3	$3.9	$1.9	$33.3
States and political subdivisions	23.8	8.2	.6	—	32.6
Energy/pipelines	.8	18.7	.9	4.3	24.7
Healthcare/pharmaceuticals	.6	16.9	3.1	.4	21.0
Metals and mining	.3	14.7	.7	—	15.7
Business services	—	3.0	9.6	—	12.6
Food/beverage	1.1	4.4	4.6	.1	10.2
Asset-backed securities	1.6	2.7	.8	4.4	9.5
Chemicals	—	7.5	1.8	.1	9.4
Telecom	.9	5.5	—	1.0	7.4
Commercial mortgage-backed securities	3.2	3.3	—	—	6.5
Utilities	.2	5.3	.4	—	5.9
Building materials	—	1.7	3.1	.3	5.1
Insurance	.5	4.4	—	—	4.9
Banks	2.5	.7	.9	—	4.1
Autos	—	3.0	.5	—	3.5
Collateralized mortgage obligations	1.9	.3	.1	.5	2.8
Retail	—	2.4	—	—	2.4
Technology	—	1.0	.9	—	1.9
Paper	—	1.5	—	.1	1.6
Aerospace/defense	—	1.0	.2	—	1.2
Collateralized debt obligations	.1	.4	.7	—	1.2
Brokerage	.3	.7	.1	—	1.1
Real estate/REITs	—	1.1	—	—	1.1
Consumer products	—	.3	.5	—	.8
Entertainment/hotels	—	.7	.1	—	.8
Transportation	—	.7	—	—	.7
United States Treasury securities and obligations of United States government corporations and agencies	.3	—	—	—	.3
Mortgage pass-through securities	.1	—	—	—	.1
Other	—	1.0	—	—	1.0
Total fixed maturities, available for sale	$38.4	$138.4	$33.5	$13.1	$223.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities had been in a continuous unrealized loss position, at September 30, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$23.1	$(.3)	$—	$—	$23.1	$(.3)
States and political subdivisions	374.8	$(25.3)	68.0	$(7.3)	442.8	(32.6)
Corporate securities	2,613.4	(160.2)	81.3	(10.2)	2,694.7	(170.4)
Asset-backed securities	339.1	(8.6)	42.6	(.9)	381.7	(9.5)
Collateralized debt obligations	48.7	(1.2)	—	—	48.7	(1.2)
Commercial mortgage-backed securities	141.2	(6.2)	3.2	(.3)	144.4	(6.5)
Mortgage pass-through securities	.9	—	1.7	(.1)	2.6	(.1)
Collateralized mortgage obligations	229.1	(2.8)	2.5	—	231.6	(2.8)
Total fixed maturities, available for sale	$3,770.3	$(204.6)	$199.3	$(18.8)	$3,969.6	$(223.4)
Equity securities	$42.5	$(4.5)	$—	$—	$42.5	$(4.5)

Based on management's current assessment of investments with unrealized losses at September 30, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At September 30, 2013 fixed maturity investments included structured securities with an estimated fair value of $5.3 billion (or 22 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to the risk that the amount and timing of principal and interest payments may vary from expectations.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2013 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$921.0	$855.7	$868.7
4 percent – 5 percent	889.8	843.6	864.1
5 percent – 6 percent	2,555.9	2,408.8	2,571.3
6 percent – 7 percent	781.1	734.2	793.5
7 percent – 8 percent	113.3	115.5	125.6
8 percent and above	52.0	53.4	54.7
Total structured securities	$5,313.1	$5,011.2	$5,277.9

The amortized cost and estimated fair value of structured securities at September 30, 2013, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,367.0	$1,441.2	6.1%
Planned amortization classes, target amortization classes and accretion-directed securities	444.5	466.8	2.0
Commercial mortgage-backed securities	1,456.5	1,552.4	6.6
Asset-backed securities	1,413.0	1,478.4	6.3
Collateralized debt obligations	298.2	304.9	1.3
Other	32.0	34.2	.1
Total structured securities	$5,011.2	$5,277.9	22.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of September 30, 2013, summarized by loan-to-value ratios (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$753.7	$804.9	$2,296.1
60% to 70%	356.3	360.8	548.8
Greater than 70% to 80%	342.0	340.4	458.6
Greater than 80% to 90%	160.2	158.1	186.7
Greater than 90%	22.9	21.7	24.8
Total	$1,635.1	$1,685.9	$3,515.0

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$11.1	$10.2	$31.5	$23.6
Fee revenue and other income	.3	.4	1.6	1.1
Total revenues	11.4	10.6	33.1	24.7
Expenses:
Interest expense	7.0	5.8	19.2	14.5
Other operating expenses	.2	.1	1.1	.4
Total expenses	7.2	5.9	20.3	14.9
Income before net realized investment gains (losses) and income taxes	4.2	4.7	12.8	9.8
Net realized investment gains (losses)	(1.1)	.1	(1.4)	(.1)
Income before income taxes	$3.1	$4.8	$11.4	$9.7
During the first nine months of 2013, net realized investment losses included:  (i) $.3 million of net losses from the sales of investments; and (ii) $1.1 million of writedowns of investments held by VIEs as a result of our intent to sell such investments.  During the first nine months of 2012, net realized investment losses included:  (i) $.3 million of net gains from the sales of investments; and (ii) $.4 million of writedowns of investments held by VIEs as a result of our intent to sell such investments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$131.2	12.1%	$.7	18.7%
Healthcare/pharmaceuticals	124.6	11.5	.2	4.0
Technology	100.2	9.3	.3	7.9
Food/beverage	77.4	7.2	.3	7.7
Autos	68.3	6.3	.1	2.8
Gaming	55.0	5.1	.1	3.3
Brokerage	49.9	4.6	.2	5.3
Insurance	46.7	4.3	.3	6.1
Consumer products	45.9	4.3	.2	4.9
Entertainment/hotels	41.4	3.8	.2	4.0
Utilities	35.0	3.2	.3	8.3
Energy/pipelines	31.0	2.9	—	.8
Aerospace/defense	30.7	2.8	.1	3.4
Capital goods	28.4	2.6	.2	4.6
Building materials	27.9	2.6	.1	2.8
Business services	21.1	2.0	.1	1.6
Retail	19.7	1.8	.1	1.8
Metals and mining	18.3	1.7	—	.3
Transportation	17.2	1.6	.1	1.3
Paper	16.8	1.6	.1	1.6
Chemicals	13.0	1.2	—	.9
Real estate/REITs	12.0	1.1	—	1.1
Textiles	7.7	.7	.1	1.4
Other	61.3	5.7	.2	5.4
Total	$1,080.7	100.0%	$4.0	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.3	$3.3
Due after one year through five years	126.2	125.7
Due after five years through ten years	457.8	454.3
Total	$587.3	$583.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2013.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes in the first nine months of 2013 to such risks or our management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,651	$14.27	—	$165.7
August 1 through August 31	1,190,407	14.53	1,190,200	148.4
September 1 through September 30	1,394,000	14.33	1,394,000	128.4

Total	2,586,058	14.43	2,584,200	128.4
____________

(a)
In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012 and December 2012, the Company's Board of Directors approved, in aggregate, an additional $500.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6.  EXHIBITS.

10.1	Employment Agreement dated as of September 24, 2013 between 40|86 Advisors, Inc., and Eric R. Johnson.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 1, 2013

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)