Form 10-K
period 2013-12-31
CNO Financial Group, Inc.
filed 2014-02-24
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

At June 28, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2.8 billion.

Shares of common stock outstanding as of February 12, 2014:  220,343,659

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS OF CNO.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2013, we had shareholders' equity of $5.0 billion and assets of $34.8 billion. For the year ended December 31, 2013, we had revenues of $4.5 billion and net income of $478.0 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

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

Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices. The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life"). Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. ("Humana") and United HealthCare and Medicare Part D prescription drug plans ("PDP") primarily through a distribution arrangement with Coventry Health Care ("Coventry").

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

OUR STRATEGIC DIRECTION

Our mission is to be the recognized market leader in providing financial security for the protection and retirement needs of middle-income American working families and retirees. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. Specifically, we will focus on the following priorities:

•	Build on our investment in the business
(i)    Continue to increase our reach, adding to our agent force and locations
(ii)     Invest in additional agent productivity tools
(iii)    Add to our product offerings and service capabilities

•	Continue to focus on sustainable, profitable growth
(i)    Grow sales by at least 6 percent in 2014
(ii)     Continue progress towards our 9 percent operating return on equity goal by 2015

•	Accelerate operating effectiveness
(i)    Optimize sourcing
(ii)    Improve operating platforms

•	Further enhance the Customer Experience
(i)    Continue to improve communications with customers

(ii)	Track progress through a set of client service metrics including net promoter score (a standard tool for measuring, understanding and improving the customer experience)

•	Tactically deploy excess capital
(i)    Meet our share repurchase guidance of $225 million to $300 million in 2014
(ii)    Make further progress towards a 20 percent dividend payout ratio by 2015

•	Continue to invest in and develop our talent
(i)    Actively drive job development and rotation programs
(ii)    Develop future leaders through our leadership development program

OTHER INFORMATION

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

In June 2013, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2013 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2013 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.5 billion, $3.3 billion and $3.6 billion in 2013, 2012 and 2011, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2013 collected premiums: Florida (7.9 percent), Pennsylvania (6.3 percent), Texas (6.2 percent) and California (6.1 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of over 5,750 agents and sales managers working from 301 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2013, this distribution channel accounted for $2.4 billion, or 70 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through distribution arrangements with Humana and United HealthCare, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2013, this distribution channel accounted for $793.0 million, or 23 percent, of our total collected premiums.

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

The products of the Washington National segment are also sold through our wholly-owned marketing organization, PMA.

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2013, this channel accounted for $231.7 million, or 7 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

Total premium collections

	2013	2012	2011
Health:
Bankers Life	$1,317.8	$1,323.9	$1,330.6
Washington National	595.7	576.3	569.8
Colonial Penn	4.1	4.9	5.7
Other CNO Business	24.2	25.8	27.8
Total health	1,941.8	1,930.9	1,933.9
Annuities:
Bankers Life	744.1	709.0	985.5
Other CNO Business	4.6	3.8	16.4
Total annuities	748.7	712.8	1,001.9
Life:
Bankers Life	368.3	314.6	250.0
Washington National	13.4	14.2	16.0
Colonial Penn	227.6	211.9	196.4
Other CNO Business	155.1	165.0	179.4
Total life	764.4	705.7	641.8
Total premium collections	$3,454.9	$3,349.4	$3,577.6

Our insurance subsidiaries collected premiums from the following products:

Health

Health premium collections (dollars in millions)

	2013	2012	2011
Medicare supplement:
Bankers Life	$745.3	$717.2	$701.2
Washington National	101.9	113.9	132.1
Colonial Penn	3.7	4.5	5.2
Total	850.9	835.6	838.5
Long-term care:
Bankers Life	534.0	546.5	561.9
Other CNO Business	23.6	25.1	27.0
Total	557.6	571.6	588.9
Prescription Drug Plan and Medicare Advantage products included in Bankers Life	18.2	47.8	56.5
Supplemental health:
Bankers Life	9.9	1.9	—
Washington National	491.3	459.7	434.2
Total	501.2	461.6	434.2
Other:
Bankers Life	10.4	10.5	11.0
Washington National	2.5	2.7	3.5
Colonial Penn	.4	.4	.5
Other CNO Business	.6	.7	.8
Total	13.9	14.3	15.8
Total health premium collections	$1,941.8	$1,930.9	$1,933.9

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $850.9 million during 2013 or 25 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 59 percent of new sales of Medicare supplement policies in 2013 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in the fourth quarter of 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $557.6 million during 2013, or 16 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell the long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

A small portion of our long-term care business resides in the Other CNO Business segment. This business was sold through independent producers and was largely underwritten by certain of our subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through independent distribution in 2003. In December 2013, we ceded the long-term care business in the Other CNO Business segment to an unaffiliated reinsurer as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance".

We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. This business is underwritten using stricter underwriting and pricing standards than had previously been used on our acquired blocks of long-term care business included in the Other CNO Business segment.

Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone PDP. In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive fees related to the PDP plans sold through our distribution channels. In addition, CNO had a quota-share reinsurance agreement with Coventry for CNO enrollees that provided CNO with a specified percentage of net premiums and related profits subject to a risk corridor. In August 2013, we received a notice of Coventry's intent to terminate the PDP quota-share reinsurance agreement whereby we assumed a portion of the risk related to the PDP business sold through our Bankers Life segment. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment. PDP collected premiums were $18.2 million during 2013 or 1 percent of our total collected premiums.

Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $501.2 million during 2013, or 14 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

Approximately 71 percent of the total number of our supplemental health policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Premiums collected on supplemental health products in the Bankers Life segment relate to a new critical illness product that was introduced in 2012. This critical illness insurance product pays a lump sum cash benefit directly to the insured when the insured is diagnosed with a specified critical illness. The product is designed to provide additional financial protection associated with treatment and recovery as well as cover non-medical expenses such as: (i) loss of income; (ii) at home recovery or treatment; (iii) experimental and/or alternative medicine; (iv) co-pays, deductibles and out-of-network expenses; and (v) child care and transportation costs.

Other Health Products. Collected premiums on other health products were $13.9 million during 2013. This category includes various other health products such as major medical health insurance, senior hospital indemnity and disability income products which are sold in small amounts and other products which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2013	2012	2011
Fixed index annuity:
Bankers Life	$566.8	$505.0	$708.4
Other CNO Business	3.8	2.9	13.4
Total fixed index annuity premium collections	570.6	507.9	721.8
Other fixed rate annuity:
Bankers Life	177.3	204.0	277.1
Other CNO Business	.8	.9	3.0
Total fixed rate annuity premium collections	178.1	204.9	280.1
Total annuity premium collections	$748.7	$712.8	$1,001.9

During 2013, we collected annuity premiums of $748.7 million or 22 percent of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed annuity products decreased in 2013 and 2012 as low market interest rates negatively impacted the attractiveness to the consumer of these products.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $570.6 million, or 17 percent, of our total premium collections during 2013. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

Other Fixed Rate Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $178.1 million, or 5 percent, of our total premium collections during 2013, of which SPDAs and FPDAs comprised $162.9 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently range from 1.0 percent to 1.7 percent, and the rates on all policies inforce range from 1.0 percent to 5.5 percent. The initial crediting rate is largely a function of:

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

In 2013, a significant portion of our new annuity sales were "bonus interest" products. The initial crediting rate on these products generally specifies a bonus crediting rate of up to .5 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2013, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.1 percent.

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

SPIAs accounted for $15.2 million, or .4 percent, of our total premiums collected in 2013. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a deferred annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 7.2 percent at December 31, 2013.

Life Insurance

Life insurance premium collections (dollars in millions)

	2013	2012	2011
Interest-sensitive life products:
Bankers Life	$125.8	$88.1	$71.3
Colonial Penn	.3	.5	.6
Other CNO Business	133.5	140.1	152.9
Total interest-sensitive life premium collections	259.6	228.7	224.8
Traditional life:
Bankers Life	242.5	226.5	178.7
Washington National	13.4	14.2	16.0
Colonial Penn	227.3	211.4	195.8
Other CNO Business	21.6	24.9	26.5
Total traditional life premium collections	504.8	477.0	417.0
Total life insurance premium collections	$764.4	$705.7	$641.8

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2013, we collected life insurance premiums of $764.4 million, or 22 percent, of our total collected premiums. Sales of life products are affected by the financial strength ratings assigned to our insurance subsidiaries by independent rating agencies. See "Competition" below.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $259.6 million, or 7 percent, of our total collected premiums in 2013. These products are marketed by independent producers and, to a lesser extent, career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $504.8 million, or 15 percent, of our total collected premiums in 2013. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time-typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $225.2 million, or 7 percent, of our total collected premiums in 2013. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements and direct response mailings.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $70.4 million, or 2.0 percent, of our total collected premiums in 2013.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $26.8 billion of assets (at fair value) under management at December 31, 2013, of which $26.6 billion were our assets and $.2 billion were assets managed for third parties. Our general account investment strategies are to:

•	provide largely stable investment income from a diversified high quality fixed income portfolio;

•	maximize and maintain a stable spread between our investment income and the yields we pay on insurance products;

•	sustain adequate liquidity levels to meet operating cash requirements;

•	continually monitor and manage the relationship between our investment portfolio and the financial characteristics of our insurance reserves such as durations and cash flows; and

•	maximize total return through active investment management.

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2013, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

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

We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2013, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.2 years and the duration of our insurance liabilities was approximately 8.1 years. While our investment portfolio had a longer duration and, consequently, was more sensitive to interest rate fluctuations than our liabilities at that date, this sensitivity was within our guidelines.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Genworth, Mutual of Omaha and Northwestern Mutual. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life and subsidiaries of Torchmark. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked eighth in annualized premiums of individual long-term care insurance in 2012 with a market share of approximately 2.8 percent, the top seven writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 87 percent during the period. In addition, while, based on the NAIC's 2012 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2012 with a market share of 3.8 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period.

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

The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has increased. In recent periods, higher advertising costs have increased the average cost to generate a TV lead, and may potentially negatively impact the percentage of leads that ultimately purchase a Colonial Penn policy.

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

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our sales in the worksite market and sales of our annuity, interest-sensitive life insurance and long-term care products. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Standard & Poor's Corporation ("S&P") and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. As summarized below, all four of these rating agencies have upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, over the last two years.

On February 6, 2014, the "Baa3" financial strength ratings of our primary insurance subsidiaries, except Conseco Life, were placed on review for upgrade by Moody's. Moody's also affirmed the financial strength rating of "Ba1" of Conseco Life with a stable outlook. A rating under review indicates that a rating is under consideration for a change in the near term. Most rating reviews are completed within 45 to 180 days; however, some reviews are completed more quickly and many require considerably more time. On August 29, 2012, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "Baa3" from "Ba1". A "stable" designation means that a rating is not likely to change.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are nine ratings above the "Baa3" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below the rating. There are ten ratings above the "Ba1" rating of Conseco Life and ten ratings that are below that rating.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2013, the total balance of our liabilities for insurance products was $24.9 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels with due consideration of provision for adverse development where prescribed by accounting principles generally accepted in the United States of America ("GAAP"). For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income on assets supporting liabilities, or our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

As of December 31, 2013, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 21 percent of gross combined life insurance inforce and reinsurance assumed represented .7 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2013 were as follows (dollars in millions):

Name of Reinsurer	Ceded life insurance inforce	A.M. Best rating
Wilton Reassurance Company	$2,818.3	A
Swiss Re Life and Health America Inc.	2,471.8	A+
Security Life of Denver Insurance Company	1,879.6	A
Jackson National Life Insurance Company ("Jackson") (a)	962.4	A+
Munich American Reassurance Company	700.4	A+
RGA Reinsurance Company	579.0	A+
Lincoln National Life Insurance Company	395.3	A+
Scor Global Life Re Insurance Co of Texas	361.4	A
Hannover Life Reassurance Company	266.2	A+
General Re Life Corporation	220.4	A++
All others (b)	822.8
	$11,477.6
________________

(a)
In addition to the life insurance business summarized above, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.5 billion at December 31, 2013.

(b)	No other single reinsurer assumed greater than 2 percent of the total ceded business inforce.

In December 2013, two of our insurance subsidiaries with long-term care business in the Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to Beechwood Re Ltd. ("BRe"), a reinsurer domiciled in the Cayman Islands. BRe was formed in 2012 and is focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed, accredited or approved by the states of domicile of the insurance subsidiaries ceding the long-term care business. However, the insurance companies' ceded reserve credits will be secured by assets in market-value trusts subject to a 7% over collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe.

EMPLOYEES

At December 31, 2013, we had approximately 4,250 full time employees, including 1,750 employees supporting our Bankers Life segment, 300 employees supporting our Colonial Penn segment and 2,200 employees supporting our shared services and our Washington National, Other CNO Business and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from financial statements prepared in accordance with GAAP. These regulations generally permit dividends to be paid by the insurance company if such dividends are not in excess of unassigned surplus and, for any 12-month period, are in amounts less than the greater of, or in a few states, the lesser of:

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

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In 2011, the NAIC approved an increase in the RBC requirements that would subject a company to the trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year (previously between 100 percent and 125 percent). However, this change will require the states to modify their RBC law before it becomes effective for their domiciled insurance companies. The 2013 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2013.

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

Traditionally, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. Most prominently, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 give the U.S. federal government direct regulatory authority over certain aspects of the business of health insurance. In addition, the reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges to attempt to facilitate the purchase of insurance by individuals and small businesses, and addresses policy coverages and exclusions as well as the medical loss ratios of insurers. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes are being phased in through 2018. These changes are directed toward major medical health insurance coverage, which our insurance subsidiaries do not offer. Rather, our core products (e.g., Medicare supplement insurance, long-term care insurance, and other limited benefit supplemental insurance products) are not subject to or covered under the major provisions of this new federal legislation.

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

Based upon information existing at the time of our emergence from bankruptcy, we established a valuation allowance equal to our entire balance of net deferred tax assets because, at that time, the realization of such deferred tax assets in future periods was uncertain. As of December 31, 2013, 2012 and 2011, we determined that a full valuation allowance was no longer necessary. However, as further discussed in the note to the consolidated financial statements entitled "Income Taxes", we continue to believe that it is necessary to have a valuation allowance on a portion of our deferred tax assets. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations or issues on the value of such component to be fully recognized in the future.

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

In recent periods, interest rates have been at or near historically low levels. Some of our products, principally traditional whole life, universal life, fixed rate and fixed index annuity contracts, expose us to the risk that low or declining interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread is a key component of our net income. In addition, investment income is an important component of the profitability of our health products, especially long-term care and supplemental health policies.

If interest rates were to decrease further or remain at low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our asumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, the vast majority of our products with contractually guaranteed minimum rates, have crediting rates set at the minimum rate. As a result, further decreases in investment yields would decrease the spread we earn and such spread could potentially become a loss.

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2013 (dollars in millions):

Guaranteed	Fixed rate and fixed	Universal
rate	index annuities	life	Total
> 6.0% to 8.0%	$—	$—	$—
> 5.0% to 6.0%	.2	36.1	36.3
> 4.0% to 5.0%	84.7	861.7	946.4
> 3.0% to 4.0%	1,517.4	1,084.0	2,601.4
> 2.0% to 3.0%	3,341.7	376.5	3,718.2
> 1.0% to 2.0%	1,183.4	5.2	1,188.6
1.0% and under	1,861.8	102.3	1,964.1
	$7,989.2	$2,465.8	$10,455.0
Weighted average	2.31%	3.89%	2.68%

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

The blocks of business in our Other CNO Business segment are particularly sensitive to changes in our expectations of future interest rates. Since the interest sensitive blocks in this segment are not expected to generate future profits, the entire impact of adverse changes to our earlier estimate of future gross profits is recognized in earnings in the period such changes occur. For example, in 2012 and 2011, we recognized a pre-tax reduction in earnings of approximately $43 million and $13 million, respectively, in the Other CNO Business segment primarily due to increases in future loss reserves resulting from decreased projected future investment yields related to investments backing our interest-sensitive insurance products. The earnings reduction in 2012 resulted from our review of interest rate assumptions on all of our products. As a result of this review, we lowered our new money rate assumptions used in determining our projections of future investment income. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our revised projections assumed new money rates of 4.75 percent for one year and then grade over 5 years from this level to an ultimate new money rate ranging from 6.35 percent to 7.00 percent, depending on the specific product. During 2013, our review of interest rate assumptions resulted in no significant adjustments to future loss reserves. We did not change our long-term interest rate assumptions, as investment results are tracking relatively consistent with our new money rate assumptions. In addition, we continue to believe our assumptions for future new money rates are reasonable.

While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively small and are vulnerable to lower interest rates.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our interest-sensitive life and annuity blocks:

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rates. We estimate that a pre-tax charge of $60 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points. In addition, we estimate that we would not recognize a charge if assumed investment earnings rates related to products other than interest-sensitive life and annuity products immediately and permanently decreased by 50 basis points.

•
The second hypothetical scenario assumes continued low investment yields in our portfolio.  The scenario assumes our current portfolio yield remains level.  We estimate that this scenario would result in an after tax charge of $20 million to $50 million primarily related to an increase in future loss reserves resulting from decreased projected future investment yields on investments backing our interest-sensitive life business.  Under this scenario, insurance liabilities under statutory accounting principles may also increase modestly, but by less than $25 million, with a reduction in our consolidated RBC ratio of less than 5 percentage points.

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

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from policyholders and/or shareholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies and recommending unsuitable products to customers. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance subsidiaries.

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

A substantial block of our interest-sensitive life insurance policies was issued by Conseco Life and its predecessors. These policies are included in our Other CNO Business segment. After Conseco Life notified holders in late 2008 of changes to certain NGEs of their Lifetrend and CIUL3+ interest-sensitive life insurance policies, several state insurance departments began a market conduct examination. After working with state insurance regulators to review the terms of the Lifetrend and CIUL3+ policies, Conseco Life entered into a regulatory settlement agreement with the regulators regarding issues involving these policies, which was effective in June 2010. In addition to the market conduct examination which resulted in the regulatory settlement agreement, Conseco Life has been the defendant in litigation involving NGE changes. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings". Conseco Life intends to make additional changes to certain NGEs in the future, and such changes may result in similar litigation. Adverse decisions in, or a negotiated resolution of, any such litigation, delays in the implementation of changes to certain NGEs, or any other events which limit Conseco Life's ability to implement changes to certain NGEs could have a material adverse effect on our results of operations and our financial condition and on the results of operations and financial condition of Conseco Life.

We have substantial indebtedness that will require a significant portion of the cash available to CNO, which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2013, we had an aggregate principal amount of indebtedness of $860 million. CNO's indebtedness will require approximately $98 million in cash to service in 2014. The payment of principal and interest on our outstanding indebtedness will require a substantial portion of CNO's available cash each year, which, as a holding company, is limited, as further described in the risk factor entitled "CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it" below. Our debt obligations may restrict our ability to take advantage of business, strategic or financing opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

On September 28, 2012, the Company entered into a senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($394.0 million remained outstanding at December 31, 2013); (ii) a $250.0 million four-year term loan facility ($187.5 million remained outstanding at December 31, 2013); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). On September 28, 2012, we also issued $275.0 million in aggregate principal amount of 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes") pursuant to an indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and as collateral agent (the "Collateral Agent"). The Senior Secured Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the 7.0% Senior Debentures due 2016 (the "7.0% Debentures") and the 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

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

The Senior Secured Credit Agreement and the 6.375% Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Senior Secured Credit Agreement and the 6.375% Notes to be due and payable.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.0 percent at December 31, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.53 for the period ended December 31, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 410 percent at December 31, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2013, was $1,945.8 million).

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. If the lenders under the Senior Secured Credit Agreement elect to accelerate the amounts due, the holders of CNO's 7.0% Debentures and 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. The assessment includes, among other things, consideration of our plans to address our liquidity and capital needs during the following twelve months and our ability to comply with the future loan covenant and financial ratio requirements under the Senior Secured Credit Agreement. If we default under any covenants or financial ratio requirement, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable. In such event, the holders of CNO's 7.0% Debentures and 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, we or our auditors may conclude that there is substantial doubt regarding our ability to continue as a going concern. If we were to conclude there was substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods, we may be required to increase the valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements under the Senior Secured Credit Agreement.

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

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30 million in the aggregate in any calendar year). The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $242 million as of December 31, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

The obligations under the Senior Secured Credit Agreement and the 6.375% Notes are guaranteed by our current and future restricted domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. The guarantee of CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the 6.375% Notes and the Senior Secured Credit Agreement) is secured by a lien on substantially all of the assets of the Subsidiary Guarantors, including the stock of Conseco Life Insurance Company of Texas ("Conseco Life of Texas") (which is the parent of Bankers Life, Bankers Conseco Life Insurance Company ("Bankers Conseco Life") and Colonial Penn), Washington National and Conseco Life. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Senior Secured Credit Agreement or the 6.375% Notes, the stock of Conseco Life of Texas, Washington National and Conseco Life could be transferred to the lenders (subject to regulatory approval) under the Senior Secured Credit Agreement and the holders of the 6.375% Notes. Any such transfer would have a material adverse effect on our business, financial condition and results of operations.

Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

Our issuer credit and senior secured debt rating from each of the major rating agencies is below investment grade. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". In 2013, our insurance subsidiaries paid extraordinary dividends of $236.8 million to CDOC. Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2013. As a result, any dividend payments from the insurance subsidiaries to CNO will be considered extraordinary dividends and will require the prior approval of the director or commissioner of the applicable state insurance department. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures issued by Conseco Life of Texas in the aggregate principal amount of $749.6 million. Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department). The RBC ratio of Conseco Life of Texas was 336 percent at December 31, 2013. CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on the Colonial Penn surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party. However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

There are risks to our business associated with broad economic conditions.

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

More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•
The value of our investment portfolio has been materially affected in recent periods by changes in market conditions which resulted in, and may continue to result in, substantial realized and/or unrealized losses. For example, in 2013, the value of our investments decreased by $1.7 billion due to net unrealized losses on investments primarily resulting from rising interest rates during 2013. Future adverse capital market conditions could result in additional realized and/or unrealized losses.

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

•
changes in the ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 12 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2013; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 23 percent of our available for sale fixed maturity investments at December 31, 2013, are subject to risks relating to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $11.6 million in 2013; $37.8 million in 2012; and $34.6 million in 2011 ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income). Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

The determination of realized investment losses recorded as impairments is based upon our ongoing evaluation and assessment of known risks. We consider a wide range of factors about the issuer and use our best judgment in evaluating the cause of a decline in estimated fair value and in assessing prospects for recovery. Inherent in our evaluation are assumptions and estimates about the operations of the issuer and its future earnings potential. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect losses from impairments in operating results as such evaluations are revised. Our assessment of whether unrealized losses are other-than-

temporary impairments requires significant judgment and future events may occur, or additional information may become available, which may necessitate future impairments of securities in our portfolio. Historical trends may not be indicative of future other-than- temporary impairments.

The determination of fair value of our fixed maturity securities results in unrealized investment gains and losses and is, in some cases, highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2013 and 2012, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $1.3 billion and $3.0 billion, respectively.

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

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience on some of Bankers Life long-term care blocks has generally been higher than our pricing expectations and the persistency of these policies has been higher than our pricing expectations, which may result in higher benefit ratios in the future and adversely affect our profitability. We have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks. Even with these rate increases, this block experienced benefit ratios of 129.3 percent in 2013, 117.6 percent in 2012 and 112.6 percent in 2011.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal financial and health information relating to customers. There can be no assurance that any such breach will not occur or, if any does occur, that it can be sufficiently remediated.  To date, we have not had a material security breach.  Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant expenses, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

We review the adequacy of our premium rates regularly and file proposed rate increases on our health insurance products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of the policy. Due to this feature, we cannot exit such lines of business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we would be required to recognize a loss and establish a premium deficiency reserve. During 2013, the financial statements of four of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Conseco Life, Washington National, Bankers Conseco Life and Bankers Life were $305.9 million, $89.0 million, $19.0 million and $18.0 million, respectively, at December 31, 2013. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including our ability to change NGEs related to certain products consistent with contract provisions.

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

We have previously identified material weaknesses in internal controls, including one identified at September 30, 2012 related to the accurate calculation of certain adjustments impacting other comprehensive income. Specifically, controls in place to ensure the accurate calculation of these adjustments did not operate effectively. We have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively. The Company has completed its testing of controls over the calculation of these adjustments and concluded that the material weakness identified at September 30, 2012 was remediated as of December 31, 2012.

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

As of December 31, 2013, we had approximately $3.5 billion of federal tax NOLs resulting in deferred tax assets of approximately $1.2 billion, expiring in years 2018 through 2032. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2013, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, including upon conversion of the 7.0% Debentures (including conversion pursuant to a make whole adjustment event) or exercise of the warrants sold to Paulson & Co. Inc., or acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO Board of Directors on December 6, 2011 and was approved by CNO's shareholders at the 2012 annual meeting of shareholders. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs.

On May 8, 2013, our shareholders approved an amendment (the “Extended Section 382 Charter Amendment”) to CNO’s certificate of incorporation to: (i) extend the term of the Original Section 382 Charter Amendment for three years until December 31, 2016, (ii) provide for a 4.99% ownership threshold relating to our stock, and (iii) amend certain other provisions of the Original Section 382 Charter Amendment, including updates to certain definitions, for consistency with the Amended Section 382 Rights Agreement. See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the Extended Section 382 Charter Amendment and CNO's NOLs.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by NOLs arising prior to such ownership change. That limitation would apply to all of our current NOLs. The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.50 percent at December 31, 2013), and would eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Senior Secured Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2013, we had net deferred tax assets of $1,173.2 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2013 reflects the current corporate income tax rate of approximately 35 percent. A reduction in the corporate income tax rate would cause a writedown of our deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

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

The concentration of our investment portfolio in any particular industry, group of related industries, asset classes (such as RMBS and other asset-backed securities), or geographic area could have an adverse effect on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic area may have an adverse effect on the investment portfolio.

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

The 2013 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels subjecting the insurance subsidiaries to any regulatory action. However, in prior periods, the RBC ratio of Conseco Life, which had experienced significant losses primarily related to pending legal settlements, was near the level at which it would have been required to submit a comprehensive plan to insurance regulators proposing corrective actions aimed at improving its capital position. If that were to occur in future periods, no assurances can be given that capital will be contributed or otherwise made available to Conseco Life or the other insurance subsidiaries.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. While all of our insurance subsidiaries currently exceed these standards, one of the Company's subsidiaries, Conseco Life, reported statutory financial results below the threshold to meet the standard in 2012. No actions were taken against Conseco Life. Based on each subsequent statutory filing in 2013, the calculation based on Conseco Life's operating loss for each applicable twelve month period did not indicate a surplus deficiency under this standard, and Conseco Life is no longer considered in hazardous financial condition.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Other CNO Business segments. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $689.2 million, $653.1 million and $642.6 million in 2013, 2012 and 2011, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 129.3 percent, 117.6 percent and 112.6 percent in 2013, 2012 and 2011, respectively. The benefit ratios for our long-term care products in our Other CNO Business segment were 245.7 percent, 247.0 percent and 226.4 percent in 2013, 2012 and 2011, respectively. The insurance policy benefits incurred for our long-term care products in our Other CNO Business segment were $59.2 million, $63.4 million and $62.7 million in 2013, 2012 and 2011, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2013, approximately 29 percent of our total insurance liabilities, or approximately $7.2 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2013, the vast majority of our products with contractual guaranteed minimum rates, had crediting rates set at the minimum. In addition, approximately 35 percent of our insurance liabilities were subject to interest rates that may be reset annually; 42 percent had a fixed explicit interest rate for the duration of the contract; 17 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2013, the duration of our fixed income securities (as modified to reflect prepayments and potential calls) was approximately 8.2 years, and the duration of our insurance liabilities was approximately 8.1 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $390 million if interest rates were to increase by 10 percent from rates as of December 31, 2013. This compares to a decline in fair value of approximately $230 million based on amounts and rates at December 31, 2012. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

Our results of operations may be negatively impacted if our initiatives to restructure our insurance operations or our efforts to become more efficient are unsuccessful.

We have implemented or are in the process of implementing several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; and (iv) increasing retention rates on our more profitable blocks of inforce business. Many of our initiatives address issues resulting from the substantial number of acquisitions of our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. These prior acquisitions have contributed to the complexity and cost of our current administrative operating environment and make it challenging, in some instances, to operate our business within the expense levels assumed in the pricing of our products. If we are unsuccessful in our efforts to become more efficient, our future earnings will be adversely affected.

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

An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from A.M. Best, Fitch, S&P and Moody's are "B++", "BBB", "BBB" and "Baa3", respectively. A.M. Best has sixteen possible ratings. There are four ratings above our "B++" rating and eleven ratings that are below our rating. Fitch has nineteen possible ratings. There are eight ratings above our "BBB" rating and ten ratings that are below our rating. S&P has twenty-one possible ratings. There are eight ratings above our "BBB-" rating and twelve ratings that are below our rating. Moody's has twenty-one possible ratings. There are nine ratings above our "Baa3" rating and eleven ratings that are below our rating. The current financial strength ratings of Conseco Life from A.M. Best, Fitch, S&P and Moody's are "B-", "BB+", "B" and "Ba1", respectively.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Genworth, Mutual of Omaha and Northwestern Mutual. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life and subsidiaries of Torchmark. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked eighth in annualized premiums of individual long-term care insurance in 2012 with a market share of approximately 2.8 percent, the top seven writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 87 percent during the period. In addition, while, based on the NAIC's 2012 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2012 with a market share of 3.8 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period.

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

The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has increased. In recent periods, higher advertising costs have increased the average cost to generate a TV lead, and may potentially negatively impact the percentage of leads that ultimately purchase a Colonial Penn policy.

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

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2013, our reinsurance receivables totaled $3.4 billion. Our ceded life insurance in-force totaled $11.5 billion. Our ten largest reinsurers accounted for 93 percent of our ceded life insurance in-force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and shareholders' equity.

In December 2013, two of our insurance subsidiaries with long-term care business in the Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe, a reinsurer domiciled in the Cayman Islands. All required regulatory approvals for the transaction have been received. BRe was formed in 2012 and is focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed or accredited by the states of domicile of the insurance subsidiaries ceding the long-term care business. However, the insurance companies' ceded reserve credits will be secured by assets in market-value trusts subject to a 7% over collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe.

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

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. In 2012, Bankers Life relocated from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its prior location of 222,000 square feet through the remaining term of the lease which expires in 2018. We also lease approximately 300 sales offices in various states totaling approximately 903,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2014 and 2019.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer		Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 49	2012
Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health. He joined Long Term Care Group in 2005 and served as chief executive officer through 2008, when it was acquired by Univita Health.

Edward J. Bonach, 59	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO.
Frederick J. Crawford, 50	2012
Since January 2012, executive vice president and chief financial officer. From 2001 to January 2012, Mr. Crawford was with Lincoln Financial Group, serving as vice president and treasurer (2001-2004), chief financial officer (2005-2010), and executive vice president and head of corporate development and investments (2011-January 2012).

Eric R. Johnson, 53	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 56	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 48	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 57	2005	Since October 2005, executive vice president, product management and since May 2010, president, Other CNO Business.
Scott R. Perry, 51	2001	Since July 2011, chief business officer of CNO. From 2006 until September 2013, president of Bankers Life and from 2001 to 2006, employed in various capacities for Bankers Life.
Matthew J. Zimpfer, 46	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The following table sets forth the dividends declared and paid per share and the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2012.

Period	Market price		Dividends
	High	Low	declared and paid
2012:
First Quarter	$8.20	$6.04	$—
Second Quarter	7.99	6.30	0.02
Third Quarter	10.18	7.55	0.02
Fourth Quarter	10.06	8.26	0.02
2013:
First Quarter	$11.67	$9.34	$0.02
Second Quarter	13.01	10.46	0.03
Third Quarter	14.97	12.99	0.03
Fourth Quarter	17.91	13.86	0.03

As of February 10, 2014, there were approximately 29,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

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

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2008 through December 31, 2013 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2008 in each of CNO common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Life and Health Insurance Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CNO Financial Group, Inc., the S&P 500 Index, and the S&P Life & Health Insurance Index
$400
$350
$300
$250
$200
$150
$100
$50
$-
12/08
12/09
12/010
12/11
12/12
12/13
CNO Financial Group, Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

	12/08	12/09	12/10	12/11	12/12	12/13
CNO Financial Group, Inc.	$100.00	$96.53	$130.89	$121.81	$181.42	$346.75
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P Life & Health Insurance Index	100.00	115.57	144.76	114.78	131.53	215.02

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	3,188	$12.26	—	$128.4
November 1 through November 30	1,943,200	15.99	1,943,200	97.4
December 1 through December 31	121,408	17.55	—	397.4
Total	2,067,796	16.08	1,943,200	397.4
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2013, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,578,885	$10.64	9,098,568
Equity compensation plans not approved by security holders	—	—	—
Total	5,578,885	$10.64	9,098,568

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,744.7	$2,755.4	$2,690.5	$2,670.0	$3,093.6
Net investment income	1,664.0	1,486.4	1,354.1	1,366.9	1,292.7
Net realized investment gains (losses)	33.4	81.1	61.8	30.2	(60.5)
Total revenues	4,476.1	4,342.7	4,124.6	4,083.9	4,341.4
Interest expense	105.3	114.6	114.1	113.2	117.9
Total benefits and expenses	4,171.3	4,187.0	3,818.4	3,859.0	4,269.6
Income before income taxes	304.8	155.7	306.2	224.9	71.8
Income tax expense (benefit)	(173.2)	(65.3)	(29.5)	(15.7)	51.4
Net income	478.0	221.0	335.7	240.6	20.4
PER SHARE DATA
Net income, basic	$2.16	$.95	$1.35	$.96	$.11
Net income, diluted	2.06	.83	1.15	.84	.11
Dividends declared per common share	.11	.06	—	—	—
Book value per common share outstanding	22.49	22.80	19.12	15.18	12.12
Weighted average shares outstanding for basic earnings	221.6	233.7	248.0	251.0	188.4
Weighted average shares outstanding for diluted earnings	232.7	281.4	304.1	301.9	193.3
Shares outstanding at period-end	220.3	221.5	241.3	251.1	250.8
BALANCE SHEET DATA - AT PERIOD END
Total investments	$27,151.7	$27,959.3	$26,364.3	$23,782.0	$21,530.2
Total assets	34,780.6	34,131.4	32,921.9	31,394.9	29,860.4
Corporate notes payable	856.4	1,004.2	857.9	998.5	1,037.4
Total liabilities	29,825.4	29,082.1	28,308.1	27,583.3	26,821.8
Shareholders' equity	4,955.2	5,049.3	4,613.8	3,811.6	3,038.6
STATUTORY DATA - AT PERIOD END (a)
Statutory capital and surplus	$1,711.9	$1,560.4	$1,578.1	$1,525.1	$1,410.7
Asset valuation reserve ("AVR")	233.9	222.2	168.4	71.3	28.2
Total statutory capital and surplus and AVR	1,945.8	1,782.6	1,746.5	1,596.4	1,438.9
____________________

(a)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

•
general economic, market and political conditions, including the performance of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

•	changes in our assumptions related to deferred acquisition costs or the present value of future profits;

•	the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on their value;

•	our assumption that the positions we take on our tax return filings will not be successfully challenged by the IRS;

•	changes in accounting principles and the interpretation thereof (including changes in principles related to accounting for deferred acquisition costs);

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  The Company’s segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana and United HealthCare and PDP primarily through a distribution arrangement with Coventry.

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

The following summarizes our earnings for the three years ending December 31, 2013 (dollars in millions, except per share data):

	2013	2012	2011
Income before loss related to reinsurance transaction, net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$310.5	$300.9	$290.9
Washington National	120.8	127.1	96.1
Colonial Penn	(12.5)	(8.6)	(4.7)
Other CNO Business	25.5	(48.8)	15.3
EBIT from business segments	444.3	370.6	397.6
Corporate operations, excluding corporate interest expense	18.6	(20.3)	(47.7)
EBIT	462.9	350.3	349.9
Corporate interest expense	(51.3)	(66.2)	(76.3)
Income before loss related to reinsurance transaction, net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	411.6	284.1	273.6
Tax expense on operating income	141.6	103.7	102.1
Net operating income	270.0	180.4	171.5
Loss related to reinsurance transaction (net of taxes)	(63.3)	—	—
Net realized investment gains (net of related amortization and taxes)	20.7	48.4	36.7
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	23.0	(1.8)	(13.3)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(9.9)	—	—
Loss on extinguishment of debt (net of taxes)	(64.0)	(177.5)	(2.2)
Net income before valuation allowance for deferred tax assets and other tax items	176.5	49.5	192.7
Valuation allowance for deferred tax assets and other tax items	301.5	171.5	143.0
Net income	$478.0	$221.0	$335.7
Per diluted share:
Net operating income	$1.17	$.69	$.61
Loss related to reinsurance transaction (net of taxes)	(.27)	—	—
Net realized investment gains (net of related amortization and taxes)	.09	.17	.12
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.10	(.01)	(.04)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(.04)	—	—
Loss on extinguishment of debt (net of taxes)	(.28)	(.63)	(.01)
Valuation allowance for deferred tax assets and other tax items	1.29	.61	.47
Net income	$2.06	$.83	$1.15

____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) loss related to reinsurance transaction; (ii) corporate interest expense; (iii) loss on extinguishment of debt; (iv) net realized investment gains; (v) fair value changes in embedded derivative liabilities that are unrelated to the Company’s underlying fundamentals; and (vi) equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

Our mission is to be the recognized market leader in providing financial security for the protection and retirement needs of middle-income American working families and retirees. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. Specifically, we will focus on the following priorities:

•	Build on our investment in the business
(i)    Continue to increase our reach, adding to our agent force and locations
(ii)     Invest in additional agent productivity tools
(iii)    Add to our product offerings and service capabilities

•	Continue to focus on sustainable, profitable growth
(i)    Grow sales by at least 6 percent in 2014
(ii)     Continue progress towards our 9 percent operating return on equity goal by 2015

•	Accelerate operating effectiveness
(i)    Optimize sourcing
(ii)    Improve operating platforms

•	Further enhance the Customer Experience
(i)    Continue to improve communications with customers

(ii)	Track progress through a set of client service metrics including net promoter score (a standard tool for measuring, understanding and improving the customer experience)

•	Tactically deploy excess capital
(i)    Meet our share repurchase guidance of $225 million to $300 million in 2014
(ii)    Make further progress towards a 20 percent dividend payout ratio by 2015

•	Continue to invest in and develop our talent
(i)    Actively drive job development and rotation programs
(ii)    Develop future leaders through our leadership development program

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

Investments

At December 31, 2013, the carrying value of our investment portfolio was $27.2 billion.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment. The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums. As of December 31, 2013, other-than-temporary impairments included in accumulated other comprehensive income of $4.3 million (before taxes and related amortization) related to structured securities.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as interest rate, credit or issuer spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

Our fixed maturity investments are generally purchased in the context of long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2013, we sold $477.5 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $11.4 million.

We actively manage the relationship between the duration and cash flows of our invested assets and the estimated duration and cash flows of benefit payments arising from contract liabilities. These efforts may cause us to sell investments before their maturity date and could result in the realization of net realized investment gains (losses). When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. In certain circumstances, a mismatch of the durations or related cash flows of invested assets and insurance liabilities could have a significant impact on our results of operations and financial position. See "- Quantitative and Qualitative Disclosures About Market Risks" for additional discussion of the duration of our invested assets and insurance liabilities.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2013 as follows: 10 percent in 2014, 9 percent in 2015, 8 percent in 2016, 7 percent in 2017 and 7 percent in 2018.

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. For interest-sensitive life or annuity products, we amortize these costs in relation to the estimated gross profits using the interest rate credited to the underlying policies. For other products, we amortize these costs in relation to future anticipated premium revenue using the projected investment earnings rate.

Insurance acquisition costs are amortized to expense over the lives of the underlying policies in relation to future anticipated premiums or gross profits. The insurance acquisition costs for policies other than interest-sensitive life and annuity products are amortized with interest (using the projected investment earnings rate) over the estimated premium-paying period of the policies, in a manner which recognizes amortization expense in proportion to each year's premium income. The insurance acquisition costs for interest-sensitive life and annuity products are amortized with interest (using the interest rate credited to the underlying policy) in proportion to estimated gross profits. The interest, mortality, morbidity and persistency assumptions used to amortize insurance acquisition costs are consistent with those assumptions used to estimate liabilities for insurance products. For interest-sensitive life and annuity products, these assumptions are reviewed on a regular basis. When actual profits or our current best estimates of future profits are different from previous estimates, we adjust cumulative amortization of insurance acquisition costs to maintain amortization expense as a constant percentage of gross profits over the entire life of the policies.

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased amortization expense for such changes by $1.6 million, $6.5 million and $5.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. We limit the total adjustment related to unrealized losses to the total of the costs capitalized plus interest (or the total value of policies inforce recognized at the Effective Date plus interest with respect to the present value of future profits) related to insurance policies issued in a particular year (or policies inforce at the Effective Date with respect to the present value of future profits). The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $184.7 million at December 31, 2013 (including $27.8 million for premium deficiencies that would exist on certain long-term care products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.) The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2012 was a decrease of $1,135.7 million (including $802.0 million for premium deficiencies that would exist on certain long-term care products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2013, the balance of insurance acquisition costs was $1.8 billion prior to shadow adjustments. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(90)
5% decrease to assumed mortality	90
15% increase to assumed expenses	(20)
15% decrease to assumed expenses	20
10 basis point decrease to assumed spread	(20)
10 basis point increase to assumed spread	20
10% increase to assumed lapses	5
10% decrease to assumed lapses	(5)
Fixed index and deferred annuity products:
20% increase to assumed surrenders	(70)
20% decrease to assumed surrenders	85
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(35)
10 basis point increase to assumed spread	35
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(45)
50 basis point decrease to investment earnings rate	—
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2013	2012	2011
Bankers Life:
Medicare supplement (1)	82.3%	80.7%	81.7%
Long-term care (1)	90.9%	90.4%	90.1%
Fixed index annuities (2)	90.8%	90.8%	90.1%
Other annuities (2)	86.6%	87.3%	87.4%
Life (1)	87.2%	86.2%	87.2%
Washington National:
Medicare supplement (1)	82.4%	81.2%	80.9%
Supplemental health (1)	87.2%	88.3%	88.4%
Life (1)	90.9%	92.4%	93.3%
Colonial Penn:
Life (1)	83.8%	84.7%	85.6%
Other CNO Business:
Long-term care (1)	92.5%	92.2%	91.7%
Fixed index annuities (2)	90.0%	87.9%	86.4%
Other annuities (1)	90.4%	91.0%	91.2%
Life (1)	93.0%	91.3%	92.3%

_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

The following summarizes the components of the reserves related to our long-term care business in both our Bankers Life and Other CNO Business segments as of December 31, 2013 and December 31, 2012 (dollars in millions):

	2013	2012
Amounts classified as future policy benefits:
Active life reserves	$3,547.9	$3,441.6
Reserves for the present value of amounts not yet due on claims	1,256.8	1,213.2
Future loss reserves	98.1	76.0
Premium deficiency reserves related to reinsurance transaction	96.9	—
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	187.8	181.3
Total	$5,187.5	$4,912.1

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

In December 2013, two of our insurance subsidiaries with long-term care business in the Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company will pay an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. We evaluate this block separately to determine whether aggregate liabilities are deficient. We recognized a premium deficiency reserve of $96.9 million related to the transaction to reflect the known loss on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe.

With respect to the long-term care block in our Bankers Life segment, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, maintenance expense and investment yields, which estimates are generally updated annually. During 2013, we increased the future loss reserves related to our long-term care blocks of business by $22.1 million based on these calculations.

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2012 claim reserve redundancy (deficiency) for long-term care claim reserves, as measured at December 31, 2013, was $12.8 million (recognized as a reduction to claim expense during 2013 and consisting of $17.9 million for the Bankers Life segment and $(5.1) million for the Other CNO Business segment).

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  We would not consider a variance of 5-10 percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial loss ratio of 5-10 percentage points for claims incurred in 2013 related to our long-term care business (in both our Bankers Life and Other CNO Business segments) would have resulted in an immediate decrease in our earnings of approximately $25 million to $55 million (representing the entire impact of the increase in loss ratio on claims incurred in 2013).  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Accounting for marketing agreements with other parties

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels.

We account for these distribution agreements as follows:

•
We recognize distribution income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

The following summarizes the fee revenue, net of distribution expenses, earned through these marketing agreements (dollars in millions):

	2013	2012	2011
Fee revenue:
Medicare Advantage contracts	$16.1	$12.4	$9.9
PDP contracts	2.3	2.5	1.9
Total revenue	18.4	14.9	11.8
Distribution expenses	7.1	5.9	4.7
Fee revenue, net of distribution expenses	$11.3	$9.0	$7.1

Prior to its termination in August 2013, we had a quota-share reinsurance agreement with an insurance company that provided Bankers Life with 50 percent of the net premiums and related policy benefits of certain PDP business sold through Bankers Life's career agency force.

The following summarizes the pre-tax income from the quota-share reinsurance agreement (dollars in millions):

	2013	2012	2011
Insurance policy income	$19.7	$49.9	$54.5
Insurance policy benefits	15.8	35.6	45.1
Other operating expenses	2.6	3.9	4.9
Total expenses	18.4	39.5	50.0
Pre-tax income	$1.3	$10.4	$4.5

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

Based on our assessment, it appears more likely than not that $1,173.2 million of our deferred tax assets will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $472.1 million in 2013. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

The principal components of the reduction to our valuation allowance for deferred tax assets are further discussed below. First, our 2013 taxable income exceeded the amount previously reflected in our deferred tax valuation model, resulting in a reduction to the valuation allowance of $19.7 million. In addition, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets in 2013 of $114.7 million. We reduced our deferred tax valuation allowance by $26.5 million resulting from the utilization of capital loss carryforwards during 2013. Furthermore, deferred tax assets and the valuation allowance for deferred tax assets were both reduced by $159.4 million due to the expiration of capital loss carryforwards. As further described below, we reached an agreement with the IRS regarding the classification of cancellation of indebtedness income ("CODI") related to the bankruptcy of our Predecessor which resulted in a $71.8 million reduction to our valuation allowance. In the fourth quarter of 2013, we completed certain investment trading strategies that resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $277 million. Such transactions allowed us to utilize capital loss carryforwards (that would have otherwise expired) of $277 million to offset such tax gains. Accordingly, we reduced our valuation allowance for deferred tax assets by $97.1 million. However, as a result of the higher tax basis for these investments, our future taxable income during the carryforward period will be lower. As a result, we were required to increase our valuation allowance for deferred tax assets by $32.4 million.

Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 3 percent growth for the next five years and level income thereafter. In our new projections, our three year average increased to $360 million, compared to $292 million in our prior projection. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2010	$1,081.4
Decrease in 2011	(143.0)	(a)
Balance, December 31, 2011	938.4
Decrease in 2012	(171.5)	(b)
Balance, December 31, 2012	766.9
Decrease in 2013	(472.1)	(c)
Balance, December 31, 2013	$294.8
___________________

(a)	The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income.

(b)
The $171.5 million reduction to the deferred tax valuation allowance during 2012 resulted primarily from: (i) higher taxable income in 2012 (including investment gains); and (ii) our recent higher levels of operating income when projecting future taxable income.

(c)
The $472.1 million reduction to the deferred tax valuation allowance during 2013 resulted from: (i) $19.7 million applicable to higher current year income; (ii) $114.7 million applicable to higher levels of income on projected future taxable income; (iii) $26.5 million related to the utilization of capital loss carryforwards; (iv) $159.4 million related to the expiration of capital loss carryforwards; (v) $71.8 million applicable to the classification of a portion of the CODI; (vi) $64.7 million related to the completion of certain investment trading strategies; and (vii) other reductions totaling $15.3 million.

Recovery of our deferred tax asset is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken in our tax returns with respect to the classification of the loss we recognized as a result of the transfer of the stock of our former subsidiary, Conseco Senior Health Insurance Company ("CSHI") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust").

The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for NOLs is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.50 percent at December 31, 2013), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2013, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2013, we had $3.5 billion of federal NOLs and $38.2 million of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in CSHI (dollars in millions):

Year of expiration	Net operating loss carryforwards		Capital loss	Total loss
	Life	Non-life	carryforwards	carryforwards
2014	$—	$—	$.2	$.2
2016	—	—	1.9	1.9
2018	314.9	—	—	314.9
2021	30.0	—	—	30.0
2022	202.0	—	—	202.0
2023	742.6	2,199.2	—	2,941.8
2025	—	118.6	—	118.6
2027	—	220.6	—	220.6
2028	—	.5	—	.5
2029	—	272.3	—	272.3
2032	—	44.0	—	44.0
Subtotal	1,289.5	2,855.2	2.1	4,146.8
Less:
Unrecognized tax benefits	(379.0)	(222.4)	36.1	(565.3)
Total	$910.5	$2,632.8	$38.2	$3,581.5

We had deferred tax assets related to NOLs for state income taxes of $20.0 million and $16.2 million at December 31, 2013 and 2012, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.
In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS was not in agreement with our position. Due to uncertainties with respect to the position the IRS could take and limitations on our ability to utilize NOLs based on projected life and non-life income, we had consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance. A final closing agreement was received from the IRS in August 2013. Under the terms of the agreement, $315 million of the $631 million of CODI is treated as a reduction to the non-life NOLs resulting in a reduction to our valuation allowance of $71.8 million which was recognized in 2013.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $41 million at December 31, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (dollars in millions):

	Years ended December 31,
	2013	2012

Balance at beginning of year	$310.5	$318.2
Increase based on tax positions taken in prior years	35.6	7.3
Decrease based on tax positions taken in prior years	(27.0)	(15.0)
Increase based on tax positions taken in the current year	47.6	—
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(140.0)	—
Balance at end of year	$226.7	$310.5

As of December 31, 2013 and 2012, $156.0 million and $285.0 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2013. The liability for accrued interest was $1.8 million and $1.8 million at December 31, 2013 and 2012, respectively.

Due to the uncertainty in tax law, we were not able to conclude that a tax position for the repurchase premium related to the repurchase of our 7.0% Debentures on September 28, 2012 and March 27, 2013, was more likely than not to be sustained. We engaged outside counsel and received external evidence in July 2013 which supports our position that deductions with respect to a portion of the repurchase premium paid in 2012 and 2013 should be allowed under Section 249 of the Code. We recognized a tax benefit of $14.3 million in 2013, related to the change in facts regarding the deductibility of a portion of the repurchase premium.

Tax years 2004 and 2008 through 2012 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2010 through 2012 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

Liabilities for Insurance Products

At December 31, 2013, the total balance of our liabilities for insurance products was $24.9 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. We establish liabilities for annuity and interest-sensitive life products equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. In addition, policyholder account values for certain interest-sensitive life products are impacted by our assumptions related to changes of certain NGEs that we are allowed to make under the terms of the policy, such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business in the Other CNO Business segment. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results. Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels.

Our assumptions related to our interest-sensitive insurance liabilities are reviewed each quarter. During 2013, such reviews resulted in no significant adjustments. We did not change our long-term interest rate assumptions, as investment results are tracking relatively consistent with our new money rate assumptions. In addition, we continue to believe our assumptions for future new money rates are reasonable.

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

Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2013	2012	2011
Income (loss) before loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes (a non-GAAP measure) (a):

Bankers Life	$310.5	$300.9	$290.9
Washington National	120.8	127.1	96.1
Colonial Penn	(12.5)	(8.6)	(4.7)
Other CNO Business	25.5	(48.8)	15.3
Corporate operations	(32.7)	(86.5)	(124.0)
	411.6	284.1	273.6
Loss related to reinsurance transaction:
Other CNO Business	(98.4)	—	—
Net realized investment gains (losses), net of related amortization:
Bankers Life	15.1	48.7	42.7
Washington National	4.1	6.7	2.0
Colonial Penn	.4	7.2	5.8
Other CNO Business	13.7	10.2	5.9
Corporate operations	(1.5)	1.8	—
	31.8	74.6	56.4
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	34.8	(2.8)	(19.8)
Other CNO Business	.6	—	(.6)
	35.4	(2.8)	(20.4)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	(10.2)	—	—
Loss on extinguishment of debt:
Corporate operations	(65.4)	(200.2)	(3.4)

Income (loss) before income taxes:
Bankers Life	360.4	346.8	313.8
Washington National	124.9	133.8	98.1
Colonial Penn	(12.1)	(1.4)	1.1
Other CNO Business	(58.6)	(38.6)	20.6
Corporate operations	(109.8)	(284.9)	(127.4)
Income before income taxes	$304.8	$155.7	$306.2

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "income (loss) before loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of before tax loss related to reinsurance transaction, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities and equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "income (loss) before loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and before income taxes" does not replace "income (loss) before income taxes" as a measure of overall profitability. We may experience realized investment gains (losses), which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be transparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

Bankers Life (dollars in millions)

	2013	2012	2011
Premium collections:
Annuities	$744.1	$709.0	$985.5
Medicare supplement and other supplemental health	1,317.8	1,323.9	1,330.6
Life	368.3	314.6	250.0
Total collections	$2,430.2	$2,347.5	$2,566.1
Average liabilities for insurance products:
Fixed index annuities	$3,185.8	$2,831.5	$2,350.5
Deferred annuities	4,137.2	4,407.2	4,619.4
SPIAs and supplemental contracts:
Mortality based	221.5	231.7	241.4
Deposit based	156.5	162.5	161.7
Health:
Long-term care	4,632.2	4,370.0	4,161.2
Medicare supplement	332.4	334.2	342.5
Other health	45.4	43.9	43.9
Life:
Interest sensitive	490.4	448.9	428.6
Non-interest sensitive	610.6	499.3	416.0
Total average liabilities for insurance products, net of reinsurance ceded	$13,812.0	$13,329.2	$12,765.2
Revenues:
Insurance policy income	$1,648.7	$1,657.4	$1,612.4
Net investment income:
General account invested assets	854.0	817.6	780.3
Fixed index products	151.7	21.3	(14.0)
Fee revenue and other income	19.0	15.2	13.8
Total revenues	2,673.4	2,511.5	2,392.5
Expenses:
Insurance policy benefits	1,447.5	1,415.0	1,373.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	141.9	155.0	163.0
Cost of options to fund index credits, net of forfeitures	47.4	51.1	50.8
Market value changes credited to policyholders	151.9	21.8	(16.7)
Amortization related to operations	187.5	187.6	206.3
Interest expense on investment borrowings	6.7	5.3	4.8
Other operating costs and expenses	380.0	374.8	320.4
Total benefits and expenses	2,362.9	2,210.6	2,101.6
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	310.5	300.9	290.9
Net realized investment gains	16.3	53.0	47.9
Amortization related to net realized investment gains	(1.2)	(4.3)	(5.2)
Net realized investment gains, net of related amortization	15.1	48.7	42.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	51.7	(4.5)	(31.2)
Amortization related to fair value changes in embedded derivative liabilities	(16.9)	1.7	11.4
Fair value changes in embedded derivative liabilities, net of related amortization	34.8	(2.8)	(19.8)
Income before income taxes	$360.4	$346.8	$313.8

	2013	2012	2011
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,214.0	$1,196.7	$1,181.5
Benefit ratio (a)	92.6%	89.1%	87.7%
Medicare supplement:
Insurance policy benefits	$509.0	$508.5	$495.4
Benefit ratio (a)	67.1%	69.0%	69.0%
PDP:
Insurance policy benefits	$15.9	$35.6	$45.1
Benefit ratio (a)	80.5%	71.4%	82.8%
Long-term care:
Insurance policy benefits	$689.2	$653.1	$642.6
Benefit ratio (a)	129.3%	117.6%	112.6%
Interest-adjusted benefit ratio (b)	80.6%	71.2%	68.8%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $259.5 million, $257.8 million and $249.8 million in 2013, 2012 and 2011, respectively.

Total premium collections were $2,430.2 million in 2013, up 3.5 percent from 2012, and $2,347.5 million in 2012, down 8.5 percent from 2011. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.8 billion in 2013, up 3.6 percent from 2012 and $13.3 billion in 2012, up 4.4 percent from 2011. The increase in such liabilities was primarily due to increases in new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income included premium revenue of $19.7 million, $49.9 million and $54.5 million in 2013, 2012 and 2011, respectively, related to our PDP quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". Partially offsetting the decrease in premium income from the PDP business in 2013 was higher premium income and policyholder charges from our life insurance products. The increase in insurance policy income in 2012, compared to 2011, was primarily due to higher premium income from our life insurance business.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 4.5 percent, to $854.0 million, in 2013 and 4.8 percent, to $817.6 million, in 2012. The average balance of general account invested assets was $14.9 billion, $14.2 billion and $13.6 billion in 2013, 2012 and 2011, respectively. The average yield on these assets was 5.73 percent in 2013, 5.74 percent in 2012 and 5.75 percent in 2011. The increase in general account invested assets is primarily due to: (i) sales and increased persistency of our annuity and health products in recent periods; and (ii) the proceeds from $250 million of additional collateralized borrowings from the Federal Home Loan Bank ("FHLB") in 2013 pursuant to an investment borrowing program. The increase in net investment income reflects the growth in general account invested assets and prepayment income. Prepayment income was $13.4 million, $11.6 million and $15.4 million in 2013, 2012 and 2011, respectively. Investing in relatively higher yielding investments and reduction to turnover rates to preserve existing higher yielding investments has resulted in maintaining overall yields in this segment. However, should current market conditions continue, it is possible that the overall yield may decline in future periods, absent changes in our investment strategy.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $151.7 million, $21.3 million and $(18.0) million in 2013, 2012 and 2011, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we discontinued and liquidated this trading portfolio. Trading account income was $4.0 million in 2011.

Fee revenue and other income was $19.0 million in 2013, compared to $15.2 million in 2012, and $13.8 million in 2011. We recognized fee income of $18.4 million, $14.9 million and $11.8 million in 2013, 2012 and 2011, respectively, pursuant to marketing agreements to sell PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 67.1 percent, 69.0 percent and 69.0 percent in 2013, 2012 and 2011, respectively. Our insurance policy benefits reflected reserve redundancies from prior years of $10.3 million, $13.7 million and $12.4 million in 2013, 2012 and 2011, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 68.5 percent, 70.8 percent and 70.7 percent in 2013, 2012 and 2011, respectively. In 2014, we currently expect the benefit ratio on this Medicare supplement business will be approximately 70 percent.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $3.8 million, $14.3 million and $9.4 million in 2013, 2012 and 2011, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". As a result, there was no PDP business recognized in the third and fourth quarters of 2013. In 2012 and 2011, reserves related to the terminated PFFS business were released due to favorable claim developments resulting in insurance policy benefits of $(.5) million and $(1.6) million, respectively.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 129.3 percent, 117.6 percent and 112.6 percent in 2013, 2012 and 2011, respectively.  The interest-adjusted benefit ratio on this business was 80.6 percent, 71.2 percent and 68.8 percent in 2013, 2012 and 2011, respectively.  The benefit ratio in 2013 increased due to higher persistency and higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. In addition, we recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. In 2014, we currently expect the interest adjusted benefit ratio on this long-term care business will be approximately 79 percent. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $17.9 million, $26.6 million and $25.3 million in 2013, 2012 and 2011, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 132.7 percent, 122.4 percent and 117.0 percent in 2013, 2012 and 2011, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

Over the past several years, we have implemented rate increases in the long-term care block in the Bankers Life segment. In 2013, 2012 and 2011, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $4 million in 2013, $18 million in 2012 and $23 million in 2011 and included:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. The net impacts described above are expected to be lower in future periods as re-rating activity slows given we have completed several rounds of rate actions on underperforming blocks of long-term care business in recent years.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $141.9 million, $155.0 million and $163.0 million in 2013, 2012 and 2011, respectively. The weighted average crediting rates for these products was 3.0 percent, 3.1 percent and 3.2 percent in 2013, 2012 and 2011, respectively. The average liabilities of the deferred annuity block was $4.1 billion, $4.4 billion and $4.6 billion in 2013, 2012 and 2011, respectively.

Amounts added to policyholder account balances for fixed index products represent a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the S&P 500 Index, over a specified period. Such amounts include our cost to fund the annual index credits, net of policies that are canceled prior to their anniversary date (classified as cost of options to fund index credits, net of forfeitures). Market value changes in the underlying indices during a specified period of time are classified as market value changes credited to policyholders. Such market value changes are generally offset by the net investment income related to fixed index products discussed above.

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $187.5 million, $187.6 million and $206.3 million in 2013, 2012 and 2011, respectively.  During the first quarter of 2011, we experienced higher policy lapses than we anticipated on our Medicare supplement products, including lapses where policyholders terminated their current policy and purchased a lower cost policy offered through this segment.  These lapses reduced our estimates of future expected premium income and, accordingly, we recognized additional amortization expense of $6 million.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $380.0 million in 2013, up 1.4 percent from 2012, and were $374.8 million in 2012, up 17 percent from 2011. The increase in operating costs in 2013 from 2012 reflected the business investment expenses incurred related to expanding our banch office locations and increasing the productivity of the career agency force, partially offset by lower legal and regulatory costs. Other operating expenses in 2012 reflect higher legal and regulatory expenses of approximately $24 million. Other operating costs and expenses include the following (dollars in millions):

	2013	2012	2011
Commission expense and agent manager benefits	$60.0	$61.1	$53.3
Other operating expenses	320.0	313.7	267.1
Total	$380.0	$374.8	$320.4

Net realized investment gains (losses) fluctuated each period. During 2013, net realized investment gains in this segment included $22.3 million of net gains from the sales of investments (primarily fixed maturities) and $6.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $61.7 million of net gains from the sales of investments (primarily fixed maturities) and $8.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $55.8 million of net gains from the sales of investments (primarily fixed maturities) and $7.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($11.4 million, prior to the $3.5 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $1.2 million, $4.3 million and $5.2 million in 2013, 2012 and 2011, respectively.

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

Washington National (dollars in millions)

	2013	2012	2011
Premium collections:
Medicare supplement and other supplemental health	$595.7	$576.3	$569.8
Life	13.4	14.2	16.0
Total collections	$609.1	$590.5	$585.8
Average liabilities for insurance products:
SPIAs and supplemental contracts - deposit based	$14.1	$17.6	$18.3
Health:
Supplemental health	2,377.9	2,357.0	2,361.9
Medicare supplement	40.9	47.3	57.3
Other health	12.3	15.1	17.0
Non-interest sensitive life	198.8	199.4	201.4
Total average liabilities for insurance products, net of reinsurance ceded	$2,644.0	$2,636.4	$2,655.9
Revenues:
Insurance policy income	$600.7	$590.4	$585.1
Net investment income:
General account invested assets	206.5	204.0	189.4
Trading account income related to reinsurer accounts	(.7)	.6	3.8
Change in value of embedded derivatives related to modified coinsurance agreements	.7	(.5)	(3.7)
Fee revenue and other income	.9	1.1	1.0
Total revenues	808.1	795.6	775.6
Expenses:
Insurance policy benefits	470.5	447.1	464.5
Amortization related to operations	53.8	47.7	44.9
Interest expense on investment borrowings	1.9	2.8	.7
Other operating costs and expenses	161.1	170.9	169.4
Total benefits and expenses	687.3	668.5	679.5
Income before net realized investment gains (losses) and income taxes	120.8	127.1	96.1
Net realized investment gains (losses)	4.1	6.7	2.0
Income before income taxes	$124.9	$133.8	$98.1
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$66.1	$77.6	$93.5
Benefit ratio (a)	64.6%	65.4%	68.5%
Supplemental health:
Insurance policy benefits	$378.1	$347.6	$343.4
Benefit ratio (a)	78.5%	76.6%	80.0%
Interest-adjusted benefit ratio (b)	52.3%	49.8%	51.3%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $126.4 million, $121.6 million and $122.8 million in 2013, 2012 and 2011, respectively.

Total premium collections were $609.1 million in 2013, up 3.1 percent from 2012, and $590.5 million in 2012, up .8 percent from 2011. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $2.6 billion in 2013, up .3 percent from 2012, and $2.6 billion in 2012, down .7 percent from 2011.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) increased 1.2 percent, to $206.5 million in 2013 and 7.7 percent, to $204.0 million in 2012. The average balance of general account invested assets was $3.8 billion, $3.7 billion and $3.2 billion in 2013, 2012 and 2011, respectively. The average yield on these assets was 5.50 percent in 2013, 5.56 percent in 2012 and 5.86 percent in 2011. Increases in general account invested assets and net investment income in 2012 are primarily due to invested assets purchased with the proceeds from collateralized borrowings from the FHLB pursuant to an investment borrowing program that commenced in this segment in June 2011. The decline in average yield in 2013 and 2012 is primarily due to lower yields related to the variable rate investments purchased with the proceeds from the collateralized borrowings from the FHLB as well as the lower interest rate environment.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $36.2 million, $41.0 million and $43.0 million in 2013, 2012 and 2011, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

Insurance margins (insurance policy income less insurance policy benefits) on these products were $103.4 million, $106.2 million and $85.8 million in 2013, 2012 and 2011, respectively. The benefit ratio on these products was 78.5 percent, 76.6 percent and 80.0 percent in 2013, 2012 and 2011, respectively. The higher benefit ratio in 2013 is partially due to a decision we made in the first quarter of 2013 to reduce the commission we pay on certain conversion activity. While we believe this change will improve the longer-term profitability of the block, lower conversions of policies with return-of-premium features that are approaching maturity, results in lower reserve releases. Accordingly, the benefit ratio on this block has increased. In addition, we recognized $7.6 million of out-of-period adjustments in 2011, which decreased the insurance margin on these products. The interest adjusted benefit ratio on this supplemental health business was 52.3 percent, 49.8 percent and 51.3 percent in 2013, 2012 and 2011, respectively. In 2014, we currently expect this interest-adjusted benefit ratio will be approximately 52 percent.

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

Interest expense on investment borrowings represents $1.9 million, $2.8 million and $.7 million of interest expense on collateralized borrowings in 2013, 2012 and 2011, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $161.1 million, $170.9 million and $169.4 million in 2013, 2012 and 2011, respectively. Other operating costs and expenses include commission expense of $63.7 million, $70.0 million and $67.2 million in 2013, 2012 and 2011, respectively. In addition, 2013 reflects lower legal expenses than the previous year.

Net realized investment gains (losses) fluctuate each period. During 2013, net realized investment gains in this segment included $5.8 million of net gains from the sales of investments (primarily fixed maturities) and $1.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $17.2 million of net gains from the sales of investments (primarily fixed maturities) and $10.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $9.6 million of net gains from the sales of investments (primarily fixed maturities) and $7.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($8.1 million, prior to the $.5 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Colonial Penn (dollars in millions)

	2013	2012	2011
Premium collections:
Life	$227.6	$211.9	$196.4
Supplemental health	4.1	4.9	5.7
Total collections	$231.7	$216.8	$202.1
Average liabilities for insurance products:
SPIAs - mortality based	$73.5	$76.5	$77.7
Health:
Medicare supplement	9.2	10.2	11.1
Other health	4.7	4.9	5.1
Life:
Interest sensitive	17.5	18.7	20.3
Non-interest sensitive	629.4	604.5	589.8
Total average liabilities for insurance products, net of reinsurance ceded	$734.3	$714.8	$704.0
Revenues:
Insurance policy income	$232.1	$217.8	$203.0
Net investment income on general account invested assets	40.0	40.4	41.1
Fee revenue and other income	.8	.7	.9
Total revenues	272.9	258.9	245.0
Expenses:
Insurance policy benefits	165.0	160.3	149.2
Amounts added to annuity and interest-sensitive life product account balances	.7	.8	.9
Amortization related to operations	14.5	15.0	15.0
Other operating costs and expenses	105.2	91.4	84.6
Total benefits and expenses	285.4	267.5	249.7
Loss before net realized investment gains and income taxes	(12.5)	(8.6)	(4.7)
Net realized investment gains	.4	7.2	5.8
Income (loss) before income taxes	$(12.1)	$(1.4)	$1.1

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. Based on our current advertising plan, we expect this segment to report a loss (before net realized investment gains (losses) and income taxes) of approximately $5 million in 2014.

Total premium collections increased 6.9 percent, to $231.7 million, in 2013 and 7.3 percent, to $216.8 million, in 2012. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets did not fluctuate significantly during the three years ended December 31, 2013. The average balance of general account invested assets was $679.8 million in 2013, $679.4 million in

2012 and $680.1 million in 2011. The average yield on these assets was 5.88 percent in 2013, 5.95 percent in 2012 and 6.04 percent in 2011.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses totaled $76.7 million, $66.1 million and $59.2 million in 2013, 2012 and 2011, respectively. The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has increased. In recent periods, higher advertising costs have increased the average cost to generate a TV lead, and may potentially negatively impact the percentage of leads that ultimately purchase a Colonial Penn policy.

Net realized investment gains fluctuated each period. During 2013, net realized investment gains in this segment included $.6 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $7.8 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $6.2 million of net gains from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to the $.3 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Other CNO Business (dollars in millions)

	2013	2012	2011
Premium collections:
Annuities	$4.6	$3.8	$16.4
Other health	24.2	25.8	27.8
Life	155.1	165.0	179.4
Total collections	$183.9	$194.6	$223.6
Average liabilities for insurance products:
Fixed index annuities	$458.0	$521.7	$617.4
Deferred annuities	295.5	324.4	359.1
SPIAs and supplemental contracts:
Mortality based	288.1	300.8	314.2
Deposit based	338.5	340.3	331.4
Separate accounts	14.1	15.6	16.8
Health:
Long-term care	467.4	467.0	467.0
Other health	6.7	12.5	14.6
Life:
Interest sensitive	2,484.0	2,554.9	2,676.8
Non-interest sensitive	432.1	450.3	470.5
Total average liabilities for insurance products, net of reinsurance ceded	$4,784.4	$4,987.5	$5,267.8
Revenues:
Insurance policy income	$263.2	$289.8	$290.0
Net investment income:
General account invested assets	312.0	332.9	346.9
Fixed index products	25.8	4.2	(3.4)
Trading account income related to policyholder accounts	4.0	3.5	.6
Fee revenue and other income	5.1	—	—
Total revenues	610.1	630.4	634.1
Expenses:
Insurance policy benefits	326.1	377.0	347.1
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	104.9	114.4	124.5
Cost of options to fund index credits, net of forfeitures	7.5	10.7	10.5
Market value changes credited to policyholders	30.7	6.3	(2.2)
Amortization related to operations	19.9	33.8	39.8
Interest expense on investment borrowings	19.3	19.9	20.3
Other operating costs and expenses	76.2	117.1	78.8
Total benefits and expenses	584.6	679.2	618.8
Income (loss) before loss related to reinsurance transaction, net realized investment gains and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	25.5	(48.8)	15.3
Loss related to reinsurance transaction	(98.4)	—	—
Net realized investment gains	14.1	12.4	6.1
Amortization related to net realized investment gains	(.4)	(2.2)	(.2)
Net realized investment gains, net of related amortization	13.7	10.2	5.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	2.7	.1	(3.2)
Amortization related to fair value changes in embedded derivative liabilities	(2.1)	(.1)	2.6
Fair value changes in embedded derivative liabilities, net of related amortization	.6	—	(.6)
Income (loss) before income taxes	$(58.6)	$(38.6)	$20.6

	2013	2012	2011
Health benefit ratios:
Long-term care:
Insurance policy benefits	$59.2	$63.4	$62.7
Benefit ratio (a)	245.7%	247.0%	226.4%
Interest-adjusted benefit ratio (b)	131.2%	137.6%	127.3%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $27.6 million, $28.1 million and $27.4 million in 2013, 2012 and 2011, respectively.

This segment's results are significantly impacted by the interest-sensitive life insurance block which is sensitive to interest rates and changes to NGEs. This segment also includes declining blocks of traditional life and annuity products which generally generate stable earnings.

As further described below, two of our insurance subsidiaries entered into long-term care coinsurance agreements in December 2013 pursuant to which 100% of the long-term care reserves in this segment will be ceded to BRe. In addition to this transaction, we are continuing to explore other options to reduce our risk related to the business in the Other CNO Business segment.

Total premium collections were $183.9 million in 2013, down 5.5 percent from 2012, and $194.6 million in 2012, down 13 percent from 2011. The decrease in collected premiums was primarily due to policyholder redemptions and lapses. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.8 billion in 2013, down 4.1 percent from 2012, and $5.0 billion in 2012, down 5.3 percent from 2011. The decreases in such liabilities were primarily due to policyholder redemptions and lapses.

Insurance policy income is comprised of policyholder charges on our interest-sensitive products and premiums earned on traditional insurance policies which provide mortality or morbidity coverage.  The decrease in insurance policy income in 2013 is primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and lower premium revenue due to policyholder redemptions and lapses. Insurance policy income in 2012 was comparable to 2011 primarily due to increased policyholder charges from the implementation of changes to certain NGEs related to certain interest-sensitive life products; partially offset by lower premium revenue due to policyholder redemptions and lapses.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 6.3 percent, to $312.0 million in 2013 and 4.0 percent, to $332.9 million, in 2011. The average balance of general account invested assets was $5.4 billion in 2013, $5.6 billion in 2012 and $5.9 billion in 2011. The average yield on these assets was 5.83 percent in 2013, 5.93 percent in 2012 and 5.89 percent in 2011. The decrease in net investment income is primarily due to the lower invested assets in this segment as the business runs off. The decrease in average yield reflects lower prepayment income in 2013. In 2012, investing in higher yielding investments, slightly higher prepayment income and reduction to turnover rates to preserve higher yielding investments resulted in maintaining (or slightly improving) overall yield in this segment.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $25.8 million, $4.2 million and $(3.2) million in 2013, 2012 and 2011, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked. For periods prior to June 30, 2011, net investment income related to fixed index products also included income on trading securities which were held to offset the change in estimated fair values of the embedded derivatives related to our fixed index products caused by interest rate fluctuations. During the second quarter of 2011, we discontinued and liquidated this trading portfolio. Such trading account income (loss) was $(.2) million in 2011.

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

Fee revenue and other income in 2013 included a $5 million favorable impact from the settlement of a reinsurance matter.

Insurance policy benefits were affected by a number of items as summarized below.

During 2012 and 2011, we were required to recognize approximately $43 million and $13 million, respectively, of additional increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. During 2013, our review of assumptions resulted in no significant adjustments. We did not change our long-term interest rate assumptions, as investment results were relatively consistent with our 2013 new money rate assumptions. In addition, we continue to believe our assumptions for future new money rates are reasonable.

The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. The benefit ratio on our long-term care policies was 245.7 percent, 247.0 percent and 226.4 percent in 2013, 2012 and 2011, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $5.1 million, $9.2 million and $6.1 million in 2013, 2012 and 2011, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 224.6 percent, 211.1 percent and 204.3 percent in 2013, 2012 and 2011, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and lower policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 131.2 percent, 137.6 percent and 127.3 percent in 2013, 2012 and 2011, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 110.0 percent, 101.8 percent and 105.2 percent in 2013, 2012 and 2011, respectively.

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

Amounts added to policyholder account balances - cost of interest credited to policyholders were $104.9 million, $114.4 million and $124.5 million in 2013, 2012 and 2011, respectively. The decrease was primarily due to a smaller block of interest-sensitive life business inforce due to lapses in recent periods. The weighted average crediting rates for these products were 4.4 percent, 4.3 percent and 4.4 percent in 2013, 2012 and 2011, respectively.

Amounts added to policyholder account balances for fixed index products represent a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the S&P 500 Index, over a specified period. Such amounts include our cost to fund the annual index credits, net of policies that are canceled prior to their anniversary date (classified as cost of options to fund index credits, net of forfeitures). Market value changes in the underlying indices during a specified period of time are classified as market value changes credited to policyholders. Such market value changes are generally offset by the net investment income related to fixed index products discussed above.

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes. The assumptions we use to estimate our future gross profits and premiums involve significant judgment. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Earnings on our interest-sensitive life products, which comprise a significant part of this block, are subject to volatility since our insurance acquisition costs are equal to the value of future estimated gross profits. Accordingly, the impact of adverse changes in our earlier estimates of future gross profits is generally reflected in earnings in the period such differences occur. In 2013, amortization of insurance acquisition costs in the annuity block was favorably impacted primarily due to revising our lapse assumptions as we have experienced lower surrenders than reflected in our previous assumptions. Amortization related to operations in 2012 and 2011 was impacted by an acceleration of amortization due to lower projected estimated gross profits for interest-sensitive life products. The lower profits primarily resulted from decreased projected future investment yields, as described above under insurance policy benefits.

Interest expense on investment borrowings includes $19.3 million, $19.9 million and $20.2 million of interest expense on collateralized borrowings in 2013, 2012 and 2011, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $76.2 million, $117.1 million and $78.8 million in 2013, 2012 and 2011, respectively. Other operating costs and expenses include commission expense of $2.8 million, $3.7 million and $3.7 million in 2013, 2012 and 2011, respectively. In 2012, we recognized charges of $41.5 million related to pending lawsuits that were subsequently settled.

Loss related to reinsurance transaction resulted from two of our insurance subsidiaries with long-term care business in this segment entering into 100% coinsurance agreements in December 2013. As a result, $495 million of long-term care reserves will be ceded to BRe. Pursuant to the agreements, the insurance subsidiaries will pay an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. The insurance subsidiaries' ceded reserve credits will be secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe. All required regulatory approvals for the transaction have been received. We evaluate this block separately to determine whether aggregate liabilities are deficient. We recognized a pre-tax loss of $98.4 million to reflect: (i) the known loss (or premium deficiency) on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe; and (ii) other transaction costs.

Net realized investment gains (losses) fluctuate each period. During 2013, net realized investment gains in this segment included $16.7 million of net gains from the sales of investments (primarily fixed maturities) and $2.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $29.6 million of net gains from the sales of investments (primarily fixed maturities) and $17.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, net realized investment gains in this segment included $20.5 million of net gains from the sales of investments (primarily fixed maturities) and $14.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($15.4 million, prior to the $1.0 million of impairment losses recognized through accumulated other comprehensive income (loss)).

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million, $2.2 million and $.2 million in 2013, 2012 and 2011, respectively.

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

Corporate Operations (dollars in millions)

	2013	2012	2011
Corporate operations:
Interest expense on corporate debt	$(51.3)	$(66.2)	$(76.3)
Net investment income (loss):
General investment portfolio	5.4	3.6	3.0
Other special-purpose portfolios:
COLI	15.7	5.0	(7.8)
Investments held in a rabbi trust	1.3	4.3	(1.4)
Investments in certain hedge funds	4.9	(2.1)	(6.8)
Other trading account activities	12.5	20.3	7.3
Fee revenue and other income	6.2	1.2	1.3
Net operating results of variable interest entities	—	12.3	7.5
Interest expense on investment borrowings	(.1)	(.4)	(.2)
Other operating costs and expenses	(27.3)	(64.5)	(50.6)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	(32.7)	(86.5)	(124.0)
Net realized investment gains (losses)	(1.5)	1.8	—
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(10.2)	—	—
Loss on extinguishment of debt	(65.4)	(200.2)	(3.4)
Loss before income taxes	$(109.8)	$(284.9)	$(127.4)

Interest expense on corporate debt has been impacted by: (i) the recapitalization transactions completed in September 2012 as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity of the Holding Companies"; (ii) prepayments of our $375 million senior secured term loan facility maturing on September 30, 2016 (the "Previous Senior Secured Credit Agreement") in 2011 and 2012 and the amendment in May 2011 which reduced the interest rate payable on the Previous Senior Secured Credit Agreement; (iii) repayments of the Senior Health Note due November 12, 2013; (iv) the amendment to our Senior Secured Credit Agreement in May 2013 which reduced the interest rate payable; and (v) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Debentures. Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $926.9 million, $882.7 million and $951.7 million in 2013, 2012 and 2011, respectively. The average interest rate on our debt was 4.8 percent, 6.8 percent and 7.4 percent in 2013, 2012 and 2011, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies which commenced in the third quarter of 2011.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We also recognized a death benefit of $2.9 million related to the COLI in 2013.

Net operating results of variable interest entities relates to the 2012 and 2011 periods and represents the impact of consolidating various variable interest entities ("VIEs") in accordance with GAAP. These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for more information on the VIEs. Beginning January 1, 2013, the earnings from the VIEs are recognized by our segments as follows: (i) investment income earned on investments in the VIEs made by our insurance segments are recognized in the segment's earnings; (ii) investment income earned on investments in the VIEs made by the Corporate segment are recognized in the Corporate segment earnings; (iii) fee revenue earned for providing investment management services to the VIEs is recognized in fee revenue and other income in the Corporate segment; and (iv) earnings from the non-controlling interests in the VIEs are recognized as "equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests."

Interest expense on investment borrowings represents interest expense on repurchase agreements as further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. In 2013, 2012 and 2011, other operating costs and expenses were increased (decreased) by $(15.9) million, $9.7 million and $18.9 million, respectively, related to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan and former executive retirement annuities. In 2012, we also recognized a $6.8 million charge related to the relocation of Bankers Life's primary office. In 2011, we recognized a reduction in expenses of $7.4 million related to a true-up of forfeiture estimates related to certain stock-based compensation awards.

Net realized investment gains (losses) often fluctuate each period. During 2013, net realized investment losses in this segment included $.4 million of net losses from the sales of investments (of which $.5 million were losses recognized by VIEs) and $1.1 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2012, net realized investment gains in this segment included $2.6 million of net gains from the sales of investments (of which $.4 million were gains recognized by VIEs) and $.8 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2011, net realized investment gains in this segment included $4.3 million of net gains from the sales of investments (of which $3.0 million were gains recognized by VIEs) and $4.3 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.

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

Loss on extinguishment of debt in 2013 of $65.4 million resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement. The loss on extinguishment of debt of $200.2 million in 2012 represents: (i) $136.5 million due to our repurchase of $200.0 million principal amount of 7.0% Debentures and the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures; (ii) $58.2 million related to the tender offer and consent solicitation for the 9.0% Notes, the write-off of unamortized issuance costs related to the 9.0% Senior Secured Notes due January 2018 (the "9.0% Notes") and other transactions; (iii) $5.1 million representing the write-off of unamortized discount and issuance costs associated with repayments of our Previous Senior Secured Credit Agreement; and (iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our Senior Secured Credit Agreement. The loss on extinguishment of debt of $3.4 million in 2011 represents the write-off of unamortized discount and issuance costs associated with repayments of the Previous Senior Secured Credit Agreement. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three years ended December 31, 2013:

Business segments - total (dollars in millions)

	2013	2012	2011
EBIT from In-Force Business
Revenues:
Insurance policy income	$2,365.4	$2,377.1	$2,347.2
Net investment income and other	1,572.0	1,402.3	1,314.1
Total revenues	3,937.4	3,779.4	3,661.3
Benefits and expenses:
Insurance policy benefits	2,627.0	2,498.8	2,429.6
Amortization	245.1	254.5	266.1
Other expenses	418.9	471.1	393.6
Total benefits and expenses	3,291.0	3,224.4	3,089.3
EBIT from In-Force Business	$646.4	$555.0	$572.0

EBIT from New Business
Revenues:
Insurance policy income	$379.3	$378.3	$343.3
Net investment income and other	47.8	38.7	42.6
Total revenues	427.1	417.0	385.9
Benefits and expenses:
Insurance policy benefits	267.1	260.7	235.0
Amortization	30.6	29.6	39.9
Other expenses	331.5	311.1	285.4
Total benefits and expenses	629.2	601.4	560.3
EBIT from New Business	$(202.1)	$(184.4)	$(174.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$2,744.7	$2,755.4	$2,690.5
Net investment income and other	1,619.8	1,441.0	1,356.7
Total revenues	4,364.5	4,196.4	4,047.2
Benefits and expenses:
Insurance policy benefits	2,894.1	2,759.5	2,664.6
Amortization	275.7	284.1	306.0
Other expenses	750.4	782.2	679.0
Total benefits and expenses	3,920.2	3,825.8	3,649.6
EBIT from In-Force and New Business	$444.3	$370.6	$397.6

Bankers Life (dollars in millions)

	2013	2012	2011
EBIT from In-Force Business
Revenues:
Insurance policy income	$1,378.0	$1,381.3	$1,358.9
Net investment income and other	976.9	815.4	737.5
Total revenues	2,354.9	2,196.7	2,096.4
Benefits and expenses:
Insurance policy benefits	1,574.7	1,431.2	1,378.0
Amortization	160.9	161.8	169.9
Other expenses	176.7	186.4	148.9
Total benefits and expenses	1,912.3	1,779.4	1,696.8
EBIT from In-Force Business	$442.6	$417.3	$399.6

EBIT from New Business
Revenues:
Insurance policy income	$270.7	$276.1	$253.5
Net investment income and other	47.8	38.7	42.6
Total revenues	318.5	314.8	296.1
Benefits and expenses:
Insurance policy benefits	214.0	211.7	192.1
Amortization	26.6	25.8	36.4
Other expenses	210.0	193.7	176.3
Total benefits and expenses	450.6	431.2	404.8
EBIT from New Business	$(132.1)	$(116.4)	$(108.7)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$1,648.7	$1,657.4	$1,612.4
Net investment income and other	1,024.7	854.1	780.1
Total revenues	2,673.4	2,511.5	2,392.5
Benefits and expenses:
Insurance policy benefits	1,788.7	1,642.9	1,570.1
Amortization	187.5	187.6	206.3
Other expenses	386.7	380.1	325.2
Total benefits and expenses	2,362.9	2,210.6	2,101.6
EBIT from In-Force and New Business	$310.5	$300.9	$290.9

Washington National (dollars in millions)

	2013	2012	2011
EBIT from In-Force Business
Revenues:
Insurance policy income	$537.2	$531.5	$530.7
Net investment income and other	207.4	205.2	190.5
Total revenues	744.6	736.7	721.2
Benefits and expenses:
Insurance policy benefits	443.3	422.9	442.0
Amortization	50.2	44.8	42.1
Other expenses	119.0	123.1	119.5
Total benefits and expenses	612.5	590.8	603.6
EBIT from In-Force Business	$132.1	$145.9	$117.6

EBIT from New Business
Revenues:
Insurance policy income	$63.5	$58.9	$54.4
Net investment income and other	—	—	—
Total revenues	63.5	58.9	54.4
Benefits and expenses:
Insurance policy benefits	27.2	24.2	22.5
Amortization	3.6	2.9	2.8
Other expenses	44.0	50.6	50.6
Total benefits and expenses	74.8	77.7	75.9
EBIT from New Business	$(11.3)	$(18.8)	$(21.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$600.7	$590.4	$585.1
Net investment income and other	207.4	205.2	190.5
Total revenues	808.1	795.6	775.6
Benefits and expenses:
Insurance policy benefits	470.5	447.1	464.5
Amortization	53.8	47.7	44.9
Other expenses	163.0	173.7	170.1
Total benefits and expenses	687.3	668.5	679.5
EBIT from In-Force and New Business	$120.8	$127.1	$96.1

Colonial Penn (dollars in millions)

	2013	2012	2011
EBIT from In-Force Business
Revenues:
Insurance policy income	$187.0	$174.5	$167.6
Net investment income and other	40.8	41.1	42.0
Total revenues	227.8	215.6	209.6
Benefits and expenses:
Insurance policy benefits	139.8	136.3	129.7
Amortization	14.1	14.1	14.3
Other expenses	27.7	24.6	26.1
Total benefits and expenses	181.6	175.0	170.1
EBIT from In-Force Business	$46.2	$40.6	$39.5

EBIT from New Business
Revenues:
Insurance policy income	$45.1	$43.3	$35.4
Net investment income and other	—	—	—
Total revenues	45.1	43.3	35.4
Benefits and expenses:
Insurance policy benefits	25.9	24.8	20.4
Amortization	.4	.9	.7
Other expenses	77.5	66.8	58.5
Total benefits and expenses	103.8	92.5	79.6
EBIT from New Business	$(58.7)	$(49.2)	$(44.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$232.1	$217.8	$203.0
Net investment income and other	40.8	41.1	42.0
Total revenues	272.9	258.9	245.0
Benefits and expenses:
Insurance policy benefits	165.7	161.1	150.1
Amortization	14.5	15.0	15.0
Other expenses	105.2	91.4	84.6
Total benefits and expenses	285.4	267.5	249.7
EBIT from In-Force and New Business	$(12.5)	$(8.6)	$(4.7)

Other CNO Business (dollars in millions)

	2013	2012	2011
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$263.2	$289.8	$290.0
Net investment income and other	346.9	340.6	344.1
Total revenues	610.1	630.4	634.1
Benefits and expenses:
Insurance policy benefits	469.2	508.4	479.9
Amortization	19.9	33.8	39.8
Other expenses	95.5	137.0	99.1
Total benefits and expenses	584.6	679.2	618.8
EBIT from In-Force Business	$25.5	$(48.8)	$15.3

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in 2013 and 2012 primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects increased sales.

The EBIT from in-force business in the Washington National segment was lower in 2013 due to higher supplemental health benefit ratios and the run-off of the Medicare supplement business in this segment. EBIT from in-force business in the Washington National segment grew in 2012 primarily due to higher investment income on higher average balance of general account assets from the FHLB investment borrowing program that commenced in June 2011 and higher insurance margins on our supplemental health block of business.

The EBIT from in-force business in the Colonial Penn segment in 2013 reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment in 2013 and 2012 reflects additional marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

The EBIT from in-force business in the Other CNO Business segment reflects $41.5 million of legal expenses related to pending litigation in 2012.

We are not investing in new business in the Other CNO Business segment.

PREMIUM COLLECTIONS

In accordance with GAAP, insurance policy income in our consolidated statement of operations consists of premiums earned for traditional insurance policies that have life contingencies or morbidity features.  For annuity and interest-sensitive life contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities.  We recognize revenues for these products over time in the form of investment income and surrender or other charges.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries (except Conseco Life) from Moody's, A.M. Best, Fitch and S&P are "Baa3", "B++", "BBB" and "BBB", respectively.  The current financial strength rating of Conseco Life from Moody's, A.M. Best, Fitch and S&P are "Ba1", "B-", "BB+" and "B", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2013	2012	2011
Premiums collected by product:
Annuities:
Fixed index (first-year)	$566.8	$505.0	$708.4
Other fixed rate (first-year)	170.6	198.0	272.9
Other fixed rate (renewal)	6.7	6.0	4.2
Subtotal - other fixed rate annuities	177.3	204.0	277.1
Total annuities	744.1	709.0	985.5
Health:
Medicare supplement (first-year)	92.1	99.4	101.3
Medicare supplement (renewal)	653.2	617.8	599.9
Subtotal - Medicare supplement	745.3	717.2	701.2
Long-term care (first-year)	21.2	23.4	23.5
Long-term care (renewal)	512.8	523.1	538.4
Subtotal - long-term care	534.0	546.5	561.9
PDP and PFFS (first year)	.1	.7	1.8
PDP and PFFS (renewal)	18.1	47.1	54.7
Subtotal – PDP and PFFS	18.2	47.8	56.5
Supplemental health (first-year)	8.3	1.9	—
Supplemental health (renewal)	1.6	—	—
Subtotal – supplemental health	9.9	1.9	—
Other health (first-year)	1.3	1.4	1.6
Other health (renewal)	9.1	9.1	9.4
Subtotal - other health	10.4	10.5	11.0
Total health	1,317.8	1,323.9	1,330.6
Life insurance:
First-year	163.3	149.9	115.8
Renewal	205.0	164.7	134.2
Total life insurance	368.3	314.6	250.0
Collections on insurance products:
Total first-year premium collections on insurance products	1,023.7	979.7	1,225.3
Total renewal premium collections on insurance products	1,406.5	1,367.8	1,340.8
Total collections on insurance products	$2,430.2	$2,347.5	$2,566.1

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment increased 5.0 percent, to $744.1 million, in 2013 and decreased 28 percent, to $709.0 million, in 2012. Premium collections from our fixed index products have fluctuated due to volatility in the financial markets in recent periods. Premium collections from our fixed index products were favorably impacted in 2013 by the general stock market performance which made these products attractive to certain customers. Premium collections from Bankers Life's fixed annuity products have decreased in recent periods as low new money interest rates negatively impacted our sales and the overall sales in the fixed annuity market.

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 3.9 percent, to $745.3 million, in 2013 and 2.3 percent, to $717.2 million, in 2012. During the second half of 2013, we experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 2.3 percent, to $534.0 million, in 2013 and 2.7 percent, to $546.5 million, in 2012.

Premiums collected on PDP business relates to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". Coventry decided to cease selling PFFS plans effective January 1, 2010.  Effective January 1, 2010, the Company no longer assumes the underwriting risk related to PFFS business. Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.  Premiums collected on the PFFS business were $3.7 million in 2011. The PFFS premiums recognized in 2011 related to adjustments to prior year contracts based on audits conducted by the Centers for Medicare and Medicaid Services, an agency of the United States government which, among other things, administers the Medicare program. Such audits can result in positive or negative adjustments to premium revenue in the period the results of the audits are reported to us. These agreements are described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Critical Accounting Policies".

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 17 percent, to $368.3 million, in 2013 and 26 percent, to $314.6 million, in 2012. Collected premiums in 2013 and 2012 reflect higher sales in this segment (including increased sales of single premium whole life products).

Washington National (dollars in millions)

	2013	2012	2011
Premiums collected by product:
Health:
Medicare supplement (first-year)	$.3	$1.0	$1.9
Medicare supplement (renewal)	101.6	112.9	130.2
Subtotal - Medicare supplement	101.9	113.9	132.1
Supplemental health (first-year)	64.7	59.2	54.1
Supplemental health (renewal)	426.6	400.5	380.1
Subtotal – supplemental health	491.3	459.7	434.2
Other health (first-year)	.2	—	—
Other health (renewal)	2.3	2.7	3.5
Subtotal – other health	2.5	2.7	3.5
Total health	595.7	576.3	569.8
Life insurance:
First-year	.7	1.0	1.2
Renewal	12.7	13.2	14.8
Total life insurance	13.4	14.2	16.0
Collections on insurance products:
Total first-year premium collections on insurance products	65.9	61.2	57.2
Total renewal premium collections on insurance products	543.2	529.3	528.6
Total collections on insurance products	$609.1	$590.5	$585.8

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 11 percent, to $101.9 million, in 2013 and 14 percent, to $113.9 million, in 2012. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 6.9 percent, to $491.3 million, in 2013 and 5.9 percent, to $459.7 million, in 2012. Such increases are due to higher new sales in each year and an improvement in persistency.

Overall, excluding premiums from the Washington National Medicare supplement block which is in run-off, collected premiums were up 6.4 percent in 2013 compared to 2012, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected in this segment have declined in recent periods.

Colonial Penn (dollars in millions)

	2013	2012	2011
Premiums collected by product:
Life insurance:
First-year	$45.2	$43.1	$35.4
Renewal	182.4	168.8	161.0
Total life insurance	227.6	211.9	196.4
Health (all renewal):
Medicare supplement	3.7	4.5	5.2
Other health	.4	.4	.5
Total health	4.1	4.9	5.7
Collections on insurance products:
Total first-year premium collections on insurance products	45.2	43.1	35.4
Total renewal premium collections on insurance products	186.5	173.7	166.7
Total collections on insurance products	$231.7	$216.8	$202.1

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.4 percent, to $227.6 million, in 2013 and 7.9 percent, to $211.9 million, in 2012. Graded benefit life products sold through our direct response marketing channel accounted for $225.2 million, $209.2 million and $193.2 million of collected premiums in 2013, 2012 and 2011, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	2013	2012	2011
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.4	$.6	$9.5
Fixed index (renewal)	3.4	2.3	3.9
Subtotal - fixed index annuities	3.8	2.9	13.4
Other fixed rate (first-year)	—	—	2.1
Other fixed rate (renewal)	.8	.9	.9
Subtotal - other fixed rate annuities	.8	.9	3.0
Total annuities	4.6	3.8	16.4
Health:
Long-term care (all renewal)	23.6	25.1	27.0
Other health (all renewal)	.6	.7	.8
Total health	24.2	25.8	27.8
Life insurance:
First-year	4.2	3.4	2.1
Renewal	150.9	161.6	177.3
Total life insurance	155.1	165.0	179.4
Collections on insurance products:
Total first-year premium collections on insurance products	4.6	4.0	13.7
Total renewal premium collections on insurance products	179.3	190.6	209.9
Total collections on insurance products	$183.9	$194.6	$223.6
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

Life products in the Other CNO Business segment include primarily interest-sensitive life products. Life premiums collected decreased 6.0 percent, to $155.1 million, in 2013 and 8.0 percent, to $165.0 million, in 2012. The decrease in collected premiums in 2013 was primarily due to a reduction in policyholder charges on certain interest-sensitive life products consistent with the settlement offered in a class action lawsuit and policyholder redemptions and lapses. While there has been a slight increase in new sales of life products in this segment, we expect overall premiums to continue to decline.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 93 percent of our $27.2 billion investment portfolio at December 31, 2013. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2013 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$23,178.3	85%
Equity securities	249.3	1
Mortgage loans	1,729.5	6
Policy loans	277.0	1
Trading securities	247.6	1
Investments held by variable interest entities	1,046.7	4
Company-owned life insurance	144.8	1
Other invested assets	278.5	1
Total investments	$27,151.7	100%

Insurance statutes regulate the types of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In addition, we have internal management compliance limits on various exposures and activities which are typically more restrictive than insurance statutes. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

The following table summarizes the carrying value of our fixed maturity securities, available for sale, by category as of December 31, 2013 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Energy/pipelines	$2,377.3	10.3%	$23.8	11.4%
States and political subdivisions	2,204.4	9.5	39.0	18.7
Collateralized mortgage obligations	1,848.9	8.0	1.6	.8
Utilities	1,834.1	7.9	7.5	3.6
Commercial mortgage-backed securities	1,609.0	6.9	5.8	2.8
Insurance	1,596.8	6.9	5.2	2.5
Asset-backed securities	1,462.1	6.3	7.2	3.4
Healthcare/pharmaceuticals	1,245.7	5.4	19.6	9.5
Food/beverage	1,073.6	4.6	11.6	5.6
Real estate/REITs	886.0	3.8	1.4	.7
Cable/media	846.9	3.6	27.6	13.2
Banks	769.5	3.3	2.9	1.4
Capital goods	670.1	2.9	.4	.2
Aerospace/defense	456.1	2.0	1.0	.5
Telecom	408.6	1.8	3.8	1.8
Transportation	404.3	1.7	.9	.4
Chemicals	403.2	1.7	8.2	4.0
Building materials	379.4	1.6	5.3	2.6
Metals and mining	318.7	1.4	12.2	5.8
Paper	317.6	1.4	1.2	.6
Collateralized debt obligations	294.0	1.3	.5	.2
Brokerage	290.6	1.3	.5	.2
Technology	267.0	1.2	2.3	1.1
Business services	256.3	1.1	9.1	4.4
Consumer products	235.2	1.0	.7	.3
Retail	178.6	.8	4.0	1.9
Autos	171.8	.7	3.0	1.4
Other	372.5	1.6	2.0	1.0
Total fixed maturities, available for sale	$23,178.3	100.0%	$208.3	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2013 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$25.9	$12.6	$.5	$—	$39.0
Cable/media	.1	23.6	2.9	1.0	27.6
Energy/pipelines	.9	19.0	.8	3.1	23.8
Healthcare/pharmaceuticals	1.2	16.1	2.1	.2	19.6
Metals and mining	—	11.4	.8	—	12.2
Food/beverage	1.2	5.5	4.7	.2	11.6
Business services	—	—	9.1	—	9.1
Chemicals	—	6.7	1.5	—	8.2
Utilities	1.0	6.4	.1	—	7.5
Asset-backed securities	1.2	2.7	.6	2.7	7.2
Commercial mortgage-backed securities	3.1	2.7	—	—	5.8
Building materials	—	2.3	3.0	—	5.3
Insurance	.3	4.9	—	—	5.2
Retail	—	4.0	—	—	4.0
Telecom	.9	1.1	1.4	.4	3.8
Autos	—	2.7	.3	—	3.0
Banks	1.7	1.2	—	—	2.9
Technology	—	1.9	.4	—	2.3
Collateralized mortgage obligations	1.1	.2	—	.3	1.6
Real estate/REITs	—	1.4	—	—	1.4
Paper	—	1.2	—	—	1.2
Aerospace/defense	.1	.8	.1	—	1.0
Transportation	—	.9	—	—	.9
Consumer products	—	.2	.5	—	.7
Brokerage	.3	.2	—	—	.5
Collateralized debt obligations	.1	—	.2	.2	.5
Capital goods	.1	.3	—	—	.4
Other	.6	1.3	—	.1	2.0
Total fixed maturities, available for sale	$39.8	$131.3	$29.0	$8.2	$208.3

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as interest rate, credit or issuer spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2013 and 2012.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 18 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating and other factors relating to the issuer and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably dated; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,313.8	$359.6	$15,673.4
United States Treasury securities and obligations of United States government corporations and agencies	—	73.1	—	73.1
States and political subdivisions	—	2,204.4	—	2,204.4
Asset-backed securities	—	1,419.9	42.2	1,462.1
Collateralized debt obligations	—	47.3	246.7	294.0
Commercial mortgage-backed securities	—	1,609.0	—	1,609.0
Mortgage pass-through securities	—	11.8	1.6	13.4
Collateralized mortgage obligations	—	1,848.9	—	1,848.9
Total fixed maturities, available for sale	—	22,528.2	650.1	23,178.3
Equity securities - corporate securities	79.6	145.2	24.5	249.3
Trading securities:
Corporate securities	—	45.2	—	45.2
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.1	—	14.1
Asset-backed securities	—	24.3	—	24.3
Commercial mortgage-backed securities	—	125.8	—	125.8
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	31.1	—	31.1
Equity securities	2.4	—	—	2.4
Total trading securities	2.4	245.2	—	247.6
Investments held by variable interest entities - corporate securities	—	1,046.7	—	1,046.7
Other invested assets - derivatives	.6	156.2	—	156.8
Assets held in separate accounts	—	10.3	—	10.3
Total assets carried at fair value by category	$82.6	$24,131.8	$674.6	$24,889.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	—	—	903.7	903.7
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	1.8	1.8
Total liabilities for insurance products	—	—	905.5	905.5
Total liabilities carried at fair value by category	$—	$—	$905.5	$905.5

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2013 (dollars in millions):

	December 31, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of December 31, 2013	Amount of total gains (losses) for the year ended December 31, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$34.0	$(.3)	$(9.8)	$13.2	$(33.0)	$359.6	$—
States and political subdivisions	13.1	—	—	—	—	(13.1)	—	—
Asset-backed securities	44.0	1.6	.1	(3.6)	.1	—	42.2	—
Collateralized debt obligations	324.0	(85.4)	.2	7.9	—	—	246.7	—
Commercial mortgage-backed securities	6.2	—	—	—	—	(6.2)	—	—
Mortgage pass-through securities	1.9	(.3)	—	—	—	—	1.6	—
Collateralized mortgage obligations	16.9	—	—	—	—	(16.9)	—	—
Total fixed maturities, available for sale	761.6	(50.1)	—	(5.5)	13.3	(69.2)	650.1	—
Equity securities:
Corporate securities	.1	24.5	—	(.1)	—	—	24.5	—
Venture capital investments	2.8	—	(2.5)	(.3)	—	—	—	—
Total equity securities	2.9	24.5	(2.5)	(.4)	—	—	24.5	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	(.2)
Collateralized mortgage obligations	5.8	—	—	—	—	(5.8)	—	—
Total trading securities	13.7	(7.7)	.6	(.2)	—	(6.4)	—	(.2)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(734.0)	(219.0)	49.3	—	—	—	(903.7)	49.3
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.5)	3.7	—	—	—	—	(1.8)	—
Total liabilities for insurance products	(739.5)	(215.3)	49.3	—	—	—	(905.5)	49.3

____________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service which utilized observable inputs at the end of the period, whereas a broker quote was used as of the beginning of the period.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$44.0	$(10.0)	$—	$—	$34.0
Asset-backed securities	22.0	(20.4)	—	—	1.6
Collateralized debt obligations	6.0	(91.4)	—	—	(85.4)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	72.0	(122.1)	—	—	(50.1)
Equity securities - corporate securities	24.5	—	—	—	24.5
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(105.6)	1.4	(156.3)	41.5	(219.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.7	—	—	3.7
Total liabilities for insurance products	(105.6)	5.1	(156.3)	41.5	(215.3)

At December 31, 2013, 90 percent of our Level 3 fixed maturities, available for sale, were investment grade and 38 percent and 55 percent of our Level 3 fixed maturities, available for sale, consisted of structured securities and corporate securities, respectively.

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

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2013, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,391.1	$2,525.5	11%
AA	1,571.9	1,659.6	7
A	4,828.5	5,240.2	23
BBB+	2,880.4	3,090.2	13
BBB	4,324.6	4,517.0	20
BBB-	3,173.0	3,343.2	14
Investment grade	19,169.5	20,375.7	88
BB+	406.0	416.7	2
BB	365.2	369.8	1
BB-	454.3	460.0	2
B+ and below	1,465.6	1,556.1	7
Below-investment grade	2,691.1	2,802.6	12
Total fixed maturity securities	$21,860.6	$23,178.3	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2013	2012	2011
Weighted average general account invested assets as defined:
As reported	$26,869.6	$26,757.8	$24,758.2
Excluding unrealized appreciation (depreciation) (a)	24,693.2	24,215.5	23,370.6
Net investment income on general account invested assets	1,412.5	1,394.9	1,357.7
Yields earned:
As reported	5.26%	5.21%	5.48%
Excluding unrealized appreciation (depreciation) (a)	5.72%	5.76%	5.81%
_________________

(a)	Excludes the effect of reporting fixed maturities at fair value as described in the note to our consolidated financial statements entitled "Investments".

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is evaluated primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2013 and 2012, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent and 5.7 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent and 4.5 percent, respectively.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2013, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2013, our fixed maturity portfolio had $1,526.0 million of unrealized gains and $208.3 million of unrealized losses, for a net unrealized gain of $1,317.7 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (87 percent of the portfolio); (ii) broker-dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (11 percent of the portfolio).

At December 31, 2013, approximately 10 percent of our invested assets (12 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2013, our below-investment grade fixed maturity investments had an amortized cost of $2,691.1 million and an estimated fair value of $2,802.6 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of $51.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.3 billion, the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million and $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2013, we had investments in substantive default (i.e., in default due to nonpayment of interest or principal) that had a carrying value of $.5 million. There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was $.5 million, $.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 fixed maturity investments included structured securities with an estimated fair value of $5.2 billion (or 22.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities could be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium. However, in recent periods, prepayment rates have been less directly sensitive to changes in interest rates for a variety of reasons.

For structured securities that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2013.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral at December 31, 2013 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$981.3	$912.5	$927.8
4 percent – 5 percent	830.8	785.0	804.0
5 percent – 6 percent	2,532.4	2,389.0	2,546.6
6 percent – 7 percent	759.2	714.7	773.5
7 percent – 8 percent	116.7	119.1	129.5
8 percent and above	43.9	45.2	46.0
Total structured securities	$5,264.3	$4,965.5	$5,227.4

The amortized cost and estimated fair value of structured securities at December 31, 2013, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,398.8	$1,469.9	6.3%
Planned amortization classes, target amortization classes and accretion-directed bonds	336.9	357.5	1.6
Commercial mortgage-backed securities	1,517.1	1,609.0	6.9
Asset-backed securities	1,393.4	1,462.1	6.3
Collateralized debt obligations	287.0	294.0	1.3
Other	32.3	34.9	.2
Total structured securities	$4,965.5	$5,227.4	22.6%

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

During 2013, we sold $477.5 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $11.4 million. We sell securities at a loss for a number of reasons including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected liability cash flows. As discussed in the notes to our consolidated financial statements, the realization of gains and losses affects the timing of the amortization of insurance acquisition costs related to interest-sensitive life and annuity products.

Other Investments

At December 31, 2013, we held commercial mortgage loan investments with a carrying value of $1,729.5 million (or 6.4 percent of total invested assets) and a fair value of $1,749.5 million. We had no mortgage loans that were in the process of foreclosure at December 31, 2013. During 2013, 2012 and 2011, we recognized $.8 million, $5.4 million and $11.8 million, respectively, of writedowns of commercial mortgage loans resulting from declines in fair value that we concluded were other than temporary. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 12 percent, 8 percent, 6 percent, 5 percent, 5 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Texas, Minnesota, Georgia, Maryland, Colorado and Illinois, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2013 (dollars in millions):

	Number of loans	Carrying value
Retail	187	$571.1
Office building	57	493.8
Industrial	31	201.4
Multi-family	29	365.1
Other	6	98.1
Total commercial mortgage loans	310	$1,729.5

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2013 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	196	$313.9
$5 million but less than $10 million	59	416.5
$10 million but less than $20 million	33	446.0
Over $20 million	22	553.1
Total commercial mortgage loans	310	$1,729.5

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2013 (dollars in millions):

	Number of loans	Carrying value
2014	11	$7.5
2015	19	78.1
2016	27	85.8
2017	37	183.7
2018	51	207.4
after 2018	165	1,167.0
Total commercial mortgage loans	310	$1,729.5

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2013 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$744.4	$779.8	$2,254.5
60% to 70%	386.0	386.4	592.4
Greater than 70% to 80%	420.0	409.5	563.8
Greater than 80% to 90%	141.6	141.4	164.9
Greater than 90%	37.5	32.4	40.6
Total	$1,729.5	$1,749.5	$3,616.2
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2013, we held $247.6 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. See the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives" for further discussion regarding the embedded derivatives and the trading accounts. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses). In addition, the trading account includes investments backing the market strategies of our multibucket annuity products.

Other invested assets also include options backing our fixed index products, COLI, credit default swaps and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2013, we held investments with an amortized cost of $1,045.1 million and an estimated fair value of $1,046.7 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2013 and December 31, 2012, primarily reflect: (i) our net income for 2013; (ii) changes in the fair value of our fixed maturity securities, available for sale; and (iii) common stock repurchases of $118.4 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2013, we increased the carrying value of such investments by $1.3 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2013 and 2012 was as follows (dollars in millions):

	December 31, 2013	December 31, 2012
Total capital:
Corporate notes payable	$856.4	$1,004.2
Shareholders’ equity:
Common stock	2.2	2.2
Additional paid-in capital	4,092.8	4,174.7
Accumulated other comprehensive income	731.8	1,197.4
Retained earnings (accumulated deficit)	128.4	(325.0)
Total shareholders’ equity	4,955.2	5,049.3
Total capital	$5,811.6	$6,053.5

The following table summarizes certain financial ratios as of and for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Book value per common share	$22.49	$22.80
Book value per common share, excluding accumulated other comprehensive income (a)	19.17	17.39
Ratio of earnings to fixed charges	1.87X	1.40X
Debt to total capital ratios:
Corporate debt to total capital	14.7%	16.6%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	16.9%	20.7%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2013, were as follows (dollars in millions):

		Payment due in
	Total	2014	2015-2016	2017-2018	Thereafter
Insurance liabilities (a)	$53,294.9	$3,683.1	$7,590.5	$6,731.3	$35,290.0
Notes payable (b)	1,063.5	97.8	212.7	442.9	310.1
Investment borrowings (c)	2,023.4	95.8	981.4	873.6	72.6
Borrowings related to variable interest entities (d)	1,234.3	25.7	51.4	197.7	959.5
Postretirement plans (e)	234.3	6.0	12.6	13.9	201.8
Operating leases and certain other contractual commitments (f)	146.2	43.4	55.0	36.6	11.2
Total	$57,996.6	$3,951.8	$8,903.6	$8,296.0	$36,845.2

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $24.9 billion included in our consolidated balance sheet as of December 31, 2013. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2013. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2013.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.75 percent.

(f)	Refer to the notes to the consolidated financial statements entitled "Commitments and Contingencies" for additional information on operating leases and certain other contractual commitments.

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

While we actively manage the relationship between the duration and cash flows of our invested assets and the estimated duration and cash flows of benefit payments arising from contract liabilities, there could be significant variations in the timing of such cash flows. Although we believe our current estimates properly project future claim experience, if these estimates prove to be wrong, and our experience worsens (as it did in some prior periods), our future liquidity could be adversely affected.

Liquidity for Insurance Operations

Our insurance companies generally receive adequate cash flows from premium collections and investment income to meet their obligations.  Life insurance, long-term care insurance and annuity liabilities are generally long-term in nature.  Life and annuity policyholders may, however, withdraw funds or surrender their policies, subject to any applicable penalty provisions; there are generally no withdrawal or surrender benefits for long-term care insurance.  We actively manage the relationship between the duration of our invested assets and the estimated duration of benefit payments arising from contract liabilities.

Three of the Company's insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2013, the carrying value of the FHLB common stock was $93.5 million.  As of December 31, 2013, collateralized borrowings from the FHLB totaled $1.9 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.4 billion at December 31, 2013, which are maintained in custodial accounts for the benefit of the FHLB.  The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	September 2015	Variable rate – 0.538%
150.0	October 2015	Variable rate – 0.517%
100.0	November 2015	Variable rate – 0.318%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.605%
75.0	June 2016	Variable rate – 0.407%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.511%
50.0	November 2016	Variable rate – 0.635%
57.7	June 2017	Variable rate – 0.598%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.441%
75.0	August 2017	Variable rate – 0.388%
100.0	October 2017	Variable rate – 0.674%
37.0	November 2017	Fixed rate – 3.750%
50.0	November 2017	Variable rate – 0.747%
50.0	January 2018	Variable rate – 0.596%
50.0	January 2018	Variable rate – 0.579%
50.0	February 2018	Variable rate – 0.548%
22.0	February 2018	Variable rate – 0.567%
100.0	May 2018	Variable rate – 0.617%
50.0	July 2018	Variable rate – 0.708%
50.0	August 2018	Variable rate – 0.361%
21.8	June 2020	Fixed rate – 1.960%
27.5	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,899.5

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

During 2013, the financial statements of four of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Conseco Life, Washington National, Bankers Conseco Life and Bankers Life were $305.9 million, $89.0 million, $19.0 million and $18.0 million, respectively, at December 31, 2013. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Moody's, A.M. Best, Fitch and S&P are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. As summarized below, all four of these rating agencies have upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, over the last two years.

On February 6, 2014, the "Baa3" financial strength ratings of our primary insurance subsidiaries, except Conseco Life, were placed on review for upgrade by Moody's. Moody's also affirmed the financial strength rating of "Ba1" of Conseco Life with a stable outlook. A rating under review indicates that a rating is under consideration for a change in the near term. Most rating reviews are completed within 45 to 180 days; however, some reviews are completed more quickly and many require considerably more time. On August 29, 2012, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries, except Conseco Life, to "Baa3" from "Ba1". A "stable" designation means that a rating is not likely to change.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are nine ratings above the "Baa3" rating of our primary insurance subsidiaries, other than Conseco Life, and eleven ratings that are below the rating. There are ten ratings above the "Ba1" rating of Conseco Life and ten ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2013, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $133.5 million; (ii) fixed income investments of $53.7 million; and (iii) equity securities and other invested assets totaling $121.8 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to us in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2013	2012	2011
Dividends from insurance subsidiaries, net of contributions	$236.8	$265.0	$209.0
Surplus debenture interest	63.7	58.9	59.1
Fees for services provided pursuant to service agreements	72.9	99.4	78.6
Total dividends and other distributions paid by insurance subsidiaries	$373.4	$423.3	$346.7

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In 2013, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $236.8 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 410 percent at December 31, 2013.

CDOC holds surplus debentures from Conseco Life of Texas with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 336 percent at December 31, 2013.  CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including
40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas, dividends received from subsidiaries.  At December 31, 2013, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$358.3	(a)
Colonial Penn	(263.4)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $90 million to Conseco Life of Texas in 2013.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.  In the past, we have made capital contributions to our insurance subsidiaries to meet debt covenants and minimum capital levels required by certain regulators and it is possible we will be required to do so in the future. The holding companies made no capital contributions to its insurance subsidiaries in 2013.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal	Interest (a)
2014	$59.4	$38.4
2015	79.3	36.0
2016	64.0	33.4
2017	4.2	32.2
2018	378.1	28.4
2019	—	17.6
2020	275.0	17.5
	$860.0	$203.5
_________________________

(a)	Based on interest rates as of December 31, 2013.

On March 28, 2013, the Company completed the Offer for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program. Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price (the "Purchase Price") equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final Purchase Price per $1,000 principal amount of 7.0% Debentures was $2,123.82. In addition to the Purchase Price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

In May 2013, we repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million.

On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, par value $0.01 per share, effective as of July 30, 2013. Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. The 7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock. As of December 31, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

In May 2011, the Company announced a security repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities. During 2013, we repurchased 8.9 million shares of common stock for $118.4 million under the securities repurchase program. The Company purchased $63.8 million aggregate principal amount of our 7.0% Debentures in 2013 for $134.2 million, as further discussed above. Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $397.4 million as of December 31, 2013. We currently anticipate repurchasing a total of approximately $225 million to $300 million of securities during 2014, absent compelling alternatives. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In May 2012, we initiated a common stock dividend program. In 2013 and 2012 dividends paid on common stock totaled $24.4 million ($0.11 per common share) and $13.9 million ($0.06 per common share), respectively.

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At December 31, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

Other changes made in May 2013 to the Senior Secured Credit Agreement included modifications of mandatory prepayments resulting from certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement. Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100% of the amount of certain restricted payments provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0% but greater than 20.0%, the prepayment requirement shall be reduced to 33.33% (previously less than or equal to 22.5% but greater than 17.5%); or (y) equal to or less than 20.0%, the prepayment requirement shall not apply (previously equal to or less than 17.5%).

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. No mandatory prepayments were required in the second half of 2013 as our debt to total capitalization ratio, as defined in the Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $42.7 million in 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.0 percent at December 31, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.53 to 1.00 for the period ended December 31, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 410 percent at December 31, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2013, was $1,945.8 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $242 million as of December 31, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On February 6, 2014, our "Ba3" issuer credit and senior secured debt ratings were placed on review for upgrade by Moody's. A rating under review indicates that a rating is under consideration for a change in the near term. Most rating reviews are completed within 45 to 180 days; however, some reviews are completed more quickly and many require considerably more time. In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are twelve ratings above CNO's "Ba3" rating and eight ratings that are below its rating.

On September 27, 2013, A.M. Best affirmed our issuer credit and senior secured debt ratings of "bb" and revised the outlook for these ratings to positive from stable. In A.M. Best's view, an issuer rated "bb" has speculative credit characteristics generally due to a moderate margin of principal and interest payment protection and vulnerability to economic changes. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In Default)". There are eleven ratings above CNO's "bb" rating and ten ratings that are below its rating.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. We had no such borrowings outstanding at December 31, 2013 and 2012.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2013, approximately 29 percent of our total insurance liabilities, or approximately $7.2 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our investment portfolio as a result of changes in the prepayment rate of various securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

We seek to invest our available funds in a manner that will fund future obligations to policyholders, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar cash flow characteristics with the liabilities they support; (ii) are diversified (including by types of obligors); and (iii) are predominantly investment-grade in quality.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2013, approximately 35 percent of our insurance liabilities had interest rates that may be reset annually; 42 percent had a fixed explicit interest rate for the duration of the contract; 17 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2013, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2013, the adjusted modified duration of our fixed income securities (as modified to reflect payments and potential calls) was approximately 8.2 years and the duration of our insurance liabilities was approximately 8.1 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $390 million if interest rates were to increase by 10 percent from their levels at December 31, 2013. This compares to a decline in fair value of $230 million based on amounts and rates at December 31, 2012. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of $51.8 million of net gains from the sales of investments (primarily fixed maturities); the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million; and $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of $98.8 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million; and $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, we recognized net realized investment gains of $61.8 million, which were comprised of $96.4 million of net gains from the sales of investments (primarily fixed maturities) and $34.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($39.9 million, prior to the $5.3 million of impairment losses recognized through accumulated other comprehensive income).

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 24, 2014

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012
(Dollars in millions)

ASSETS

	2013	2012

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2013 - $21,860.6; 2012 - $21,626.8)	$23,178.3	$24,614.1
Equity securities at fair value (cost: 2013 - $237.9; 2012 - $167.1)	249.3	171.4
Mortgage loans	1,729.5	1,573.2
Policy loans	277.0	272.0
Trading securities	247.6	266.2
Investments held by variable interest entities	1,046.7	814.3
Other invested assets	423.3	248.1
Total investments	27,151.7	27,959.3
Cash and cash equivalents - unrestricted	699.0	582.5
Cash and cash equivalents held by variable interest entities	104.3	54.2
Accrued investment income	286.9	286.2
Present value of future profits	679.3	626.0
Deferred acquisition costs	968.1	629.7
Reinsurance receivables	3,392.1	2,927.7
Income tax assets, net	1,147.2	716.9
Assets held in separate accounts	10.3	14.9
Other assets	341.7	334.0
Total assets	$34,780.6	$34,131.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2013 and 2012
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2013	2012

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$12,776.4	$12,913.1
Future policy benefits	11,222.5	11,319.4
Liability for policy and contract claims	566.0	559.3
Unearned and advanced premiums	300.6	282.8
Liabilities related to separate accounts	10.3	14.9
Other liabilities	590.6	570.6
Payable to reinsurer	590.3	—
Investment borrowings	1,900.0	1,650.8
Borrowings related to variable interest entities	1,012.3	767.0
Notes payable – direct corporate obligations	856.4	1,004.2
Total liabilities	29,825.4	29,082.1
Commitments and Contingencies (Note 7)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2013 – 220,323,823; 2012 – 221,502,371)	2.2	2.2
Additional paid-in capital	4,092.8	4,174.7
Accumulated other comprehensive income	731.8	1,197.4
Retained earnings (accumulated deficit)	128.4	(325.0)
Total shareholders' equity	4,955.2	5,049.3
Total liabilities and shareholders' equity	$34,780.6	$34,131.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions, except per share data)

	2013	2012	2011
Revenues:
Insurance policy income	$2,744.7	$2,755.4	$2,690.5
Net investment income (loss):
General account assets	1,405.8	1,398.5	1,360.7
Policyholder and reinsurer accounts and other special-purpose portfolios	258.2	87.9	(6.6)
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	45.0	118.9	96.4
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(11.6)	(37.8)	(39.9)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	5.3
Net impairment losses recognized	(11.6)	(37.8)	(34.6)
Total realized gains	33.4	81.1	61.8
Fee revenue and other income	34.0	19.8	18.2
Total revenues	4,476.1	4,342.7	4,124.6
Benefits and expenses:
Insurance policy benefits	2,839.7	2,763.9	2,699.0
Loss related to reinsurance transaction (see note 2 - "Reinsurance")	98.4	—	—
Interest expense	105.3	114.6	114.1
Amortization	296.3	289.0	297.4
Loss on extinguishment of debt	65.4	200.2	3.4
Other operating costs and expenses	766.2	819.3	704.5
Total benefits and expenses	4,171.3	4,187.0	3,818.4
Income before income taxes	304.8	155.7	306.2
Income tax expense:
Tax expense on period income	128.3	106.2	113.5
Valuation allowance for deferred tax assets and other tax items	(301.5)	(171.5)	(143.0)
Net income	$478.0	$221.0	$335.7
Earnings per common share:
Basic:
Weighted average shares outstanding	221,628,000	233,685,000	247,952,000
Net income	$2.16	$.95	$1.35
Diluted:
Weighted average shares outstanding	232,702,000	281,427,000	304,081,000
Net income	$2.06	$.83	$1.15

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Net income	$478.0	$221.0	$335.7
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(1,627.4)	1,336.2	1,357.7
Amortization of present value of future profits and deferred acquisition costs	175.2	(107.1)	(167.1)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	774.2	(531.0)	(271.0)
Reclassification adjustments:
For net realized investment gains included in net income	(39.8)	(68.7)	(101.0)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income	1.6	6.5	5.4
Unrealized gains (losses) on investments	(716.2)	635.9	824.0
Change related to deferred compensation plan	.8	.4	(.6)
Other comprehensive income (loss) before tax	(715.4)	636.3	823.4
Income tax (expense) benefit related to items of accumulated other comprehensive income	249.8	(220.5)	(294.5)
Other comprehensive income (loss), net of tax	(465.6)	415.8	528.9
Comprehensive income	$12.4	$636.8	$864.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2010	$4,426.7	$252.7	$(867.8)	$3,811.6
Net income	—	—	335.7	335.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $294.4)	—	528.7	—	528.7
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.1)	—	.2	—	.2
Cost of shares acquired	(69.8)	—	—	(69.8)
Stock options, restricted stock and performance units	7.4	—	—	7.4
Balance, December 31, 2011	4,364.3	781.6	(532.1)	4,613.8
Net income	—	—	221.0	221.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $216.1)	—	407.8	—	407.8
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $4.4)	—	8.0	—	8.0
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(24.0)	—	—	(24.0)
Cost of shares acquired	(180.2)	—	—	(180.2)
Dividends on common stock	—	—	(13.9)	(13.9)
Stock options, restricted stock and performance units	16.8	—	—	16.8
Balance, December 31, 2012	4,176.9	1,197.4	(325.0)	5,049.3
Net income	—	—	478.0	478.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $248.7)	—	(463.7)	—	(463.7)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.1)	—	(1.9)	—	(1.9)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of shares acquired	(118.4)	—	—	(118.4)
Dividends on common stock	—	—	(24.6)	(24.6)
Conversion of convertible debentures	24.9	—	—	24.9
Stock options, restricted stock and performance units	24.2	—	—	24.2
Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Cash flows from operating activities:
Insurance policy income	$2,464.9	$2,419.7	$2,382.8
Net investment income	1,387.7	1,385.8	1,418.6
Fee revenue and other income	34.0	19.8	18.2
Insurance policy benefits	(2,093.8)	(2,096.5)	(2,044.9)
Interest expense	(95.9)	(109.0)	(95.5)
Deferrable policy acquisition costs	(222.8)	(191.7)	(216.7)
Other operating costs	(745.7)	(786.7)	(684.3)
Taxes	(8.0)	(6.5)	(3.4)
Net cash provided by operating activities	720.4	634.9	774.8
Cash flows from investing activities:
Sales of investments	2,315.8	2,057.6	5,504.5
Maturities and redemptions of investments	2,491.9	1,967.4	1,093.5
Purchases of investments	(5,367.1)	(4,271.1)	(8,156.1)
Net sales of trading securities	30.0	60.4	300.2
Change in cash and cash equivalents held by variable interest entities	(50.1)	20.2	(47.6)
Other	(23.0)	(31.6)	(32.5)
Net cash used by investing activities	(602.5)	(197.1)	(1,338.0)
Cash flows from financing activities:
Issuance of notes payable, net	—	944.5	—
Payments on notes payable	(126.9)	(810.6)	(144.8)
Expenses related to extinguishment of debt	(61.6)	(183.0)	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(12.6)	(24.0)	—
Issuance of common stock	15.1	3.1	2.2
Payments to repurchase common stock	(118.4)	(180.2)	(69.8)
Common stock dividends paid	(24.4)	(13.9)	—
Amounts received for deposit products	1,298.1	1,296.7	1,693.5
Withdrawals from deposit products	(1,464.4)	(1,544.9)	(1,664.3)
Issuance of investment borrowings:
Federal Home Loan Bank	500.0	375.0	717.0
Related to variable interest entities	376.3	246.7	236.4
Payments on investment borrowings:
Federal Home Loan Bank	(250.5)	(375.0)	(267.0)
Related to variable interest entities and other	(132.1)	(.9)	(100.7)
Investment borrowings - repurchase agreements, net	—	(24.8)	24.8
Net cash provided (used) by financing activities	(1.4)	(291.3)	427.3
Net increase (decrease) in cash and cash equivalents	116.5	146.5	(135.9)
Cash and cash equivalents, beginning of year	582.5	436.0	571.9
Cash and cash equivalents, end of year	$699.0	$582.5	$436.0
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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. The Company's segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices. The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life"). Bankers Life also markets and distributes Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. and United HealthCare and Medicare Part D prescription drug plans ("PDP") primarily through a distribution arrangement with Coventry Health Care ("Coventry").

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses). Prior to June 30, 2011, certain of our trading securities were held to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. See the section of this note entitled "Accounting for Derivatives" for further discussion regarding these embedded derivatives.  The change in value of these securities is recognized in realized investment gains (losses). Our trading securities totaled $247.6 million and $266.2 million at December 31, 2013 and 2012, respectively.

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); and (iii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships, which are accounted for using the equity method; promissory notes, which are accounted for using the cost method; and investments in certain hedge funds that are carried at estimated fair value. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period.

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

Deferred Acquisition Costs

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. For interest-sensitive life or annuity products, we amortize these costs in relation to the estimated gross profits using the interest rate credited to the underlying policies. For other products, we amortize these costs in relation to future anticipated premium revenue using the projected investment earnings rate.

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We also adjust deferred acquisition costs for the change in amortization that would have been recorded if our fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We limit the total adjustment related to the impact of unrealized losses to the total of costs capitalized plus interest related to insurance policies issued in a particular year. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity.

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

Present Value of Future Profits

The present value of future profits is the value assigned to the right to receive future cash flows from policyholder insurance contracts existing at September 10, 2003 (the "Effective Date", the effective date of the bankruptcy reorganization of Conseco, Inc., an Indiana corporation (our "Predecessor")). The discount rate we used to determine the present value of future profits was 12 percent. The balance of this account is amortized and evaluated for recovery in the same manner as described above for deferred acquisition costs.  We also adjust the present value of future profits for the change in amortization that would have been recorded if the fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields, similar to the manner described above for deferred acquisition costs.  We limit the total adjustment related to the impact of unrealized losses to the total present value of future profits plus interest.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Recognition of Insurance Policy Income and Related Benefits and Expenses on Insurance Contracts

For interest-sensitive life and annuity contracts that do not involve significant mortality or morbidity risk, the amounts collected from policyholders are considered deposits and are not included in revenue. Revenues for these contracts consist of charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances. Such revenues are recognized when the service or coverage is provided, or when the policy is surrendered.

We establish liabilities for annuity and interest-sensitive life products equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. In addition, policyholder account values for certain interest-sensitive life products are impacted by our assumptions related to changes of certain non-guaranteed elements that we are allowed to make under the terms of the policy, such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. Sales inducements provided to the policyholders of these products are recognized as liabilities over the period that the contract must remain in force to qualify for the inducement. The options attributed to the policyholder related to our fixed index annuity products are accounted for as embedded derivatives as described in the section of this note entitled "Accounting for Derivatives".

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

Accounting for Marketing and Reinsurance Agreements with Other Parties

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels. We account for these distribution agreements as follows:

•
We recognize distribution income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

Prior to its termination in August 2013, we had a quota-share reinsurance agreement with an insurance company that provided Bankers Life with 50 percent of the net premiums and related policy benefits of certain PDP business sold through Bankers Life's career agency force. We accounted for the quota-share agreement as follows:

•	We recognized premium revenue evenly over the period of the underlying Medicare Part D contracts.

•	We recognized policyholder benefits and assumed commission expense as incurred.

•	We recognized risk-share premium adjustments consistent with Coventry's risk-share agreement with the Centers for Medicare and Medicaid Services.

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

The cost of reinsurance on life and health coverages is recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policy. The cost of reinsurance ceded totaled $212.1 million, $220.0 million and $238.1 million in 2013, 2012 and 2011, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $196.2 million, $210.2 million and $204.9 million in 2013, 2012 and 2011, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs described above.  Reinsurance premiums assumed totaled $37.4 million, $69.4 million and $80.4 million in 2013, 2012 and 2011, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $19.7 million, $49.9 million and $58.1 million in 2013, 2012 and 2011, respectively. As further described above, we received a notice of Coventry's intent to terminate the PDP quota-share reinsurance agreement in August 2013.

In December 2013, two of our insurance subsidiaries with long-term care business in the Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to Beechwood Re Ltd. ("BRe"). Pursuant to the agreements, the insurance subsidiaries will pay an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. The insurance subsidiaries' ceded reserve credits will be secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe. All required regulatory approvals for the transaction have been received. We evaluate this block separately to determine whether aggregate liabilities are deficient. We recognized a pre-tax loss of $98.4 million to reflect: (i) the known loss (or premium deficiency) on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe; and (ii) other transaction costs.

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

At December 31, 2013, our valuation allowance for our net deferred tax assets was $294.8 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

Investments in Variable Interest Entities

We have concluded that we are the primary beneficiary with respect to certain variable interest entities ("VIEs"), which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs:

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including new VIEs which were consolidated in the first quarters of 2013 and 2012).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying investments held by the trusts, not from the assets of the Company.  The Company has no further commitments to the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information about VIEs.

Investment Borrowings

Three of the Company's insurance subsidiaries (Conseco Life, Washington National and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Conseco Life, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Conseco Life, Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2013, the carrying value of the FHLB common stock was $93.5 million.  As of December 31, 2013, collateralized borrowings from the FHLB totaled $1.9 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.4 billion at December 31, 2013, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.  Interest expense of $27.9 million, $28.0 million and $25.7 million in 2013, 2012 and 2011, respectively, was recognized related to the borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2013
$67.0	February 2014	Fixed rate – 1.830%
50.0	September 2015	Variable rate – 0.538%
150.0	October 2015	Variable rate – 0.517%
100.0	November 2015	Variable rate – 0.318%
146.0	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	June 2016	Variable rate – 0.605%
75.0	June 2016	Variable rate – 0.407%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.511%
50.0	November 2016	Variable rate – 0.635%
57.7	June 2017	Variable rate – 0.598%
100.0	July 2017	Fixed rate – 3.900%
50.0	August 2017	Variable rate – 0.441%
75.0	August 2017	Variable rate – 0.388%
100.0	October 2017	Variable rate – 0.674%
37.0	November 2017	Fixed rate – 3.750%
50.0	November 2017	Variable rate – 0.747%
50.0	January 2018	Variable rate – 0.596%
50.0	January 2018	Variable rate – 0.579%
50.0	February 2018	Variable rate – 0.548%
22.0	February 2018	Variable rate – 0.567%
100.0	May 2018	Variable rate – 0.617%
50.0	July 2018	Variable rate – 0.708%
50.0	August 2018	Variable rate – 0.361%
21.8	June 2020	Fixed rate – 1.960%
27.5	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,899.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At December 31, 2013, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $48.5 million.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. We had no such borrowings outstanding at December 31, 2013 and 2012.

The primary risks associated with short-term collateralized borrowings are: (i) a substantial decline in the market value of the margined security; and (ii) that a counterparty may be unable to perform under the terms of the contract or be unwilling

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

to extend such financing in future periods especially if the liquidity or value of the margined security has declined. Exposure is limited to any depreciation in value of the related securities.

At December 31, 2013, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.9 billion; and (ii) other borrowings of $.5 million.

At December 31, 2012, investment borrowings consisted of:  (i) collateralized borrowings from the FHLB of $1.7 billion; and (ii) other borrowings of $.8 million.

Accounting for Derivatives

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $177.5 million, $25.5 million and $(21.2) million in 2013, 2012 and 2011, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $156.2 million and $54.4 million at December 31, 2013 and 2012, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "liabilities for interest-sensitive products", was $903.7 million and $734.0 million at December 31, 2013 and 2012, respectively. Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio. We recognized an increase (decrease) to earnings of $35.4 million, $(2.8) million and $(20.4) million in 2013, 2012 and 2011, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2013, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $1.8 million and $5.5 million at December 31, 2013 and 2012, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $180.6 million and $196.6 million at December 31, 2013 and 2012, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Multibucket Annuity Product

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $45.8 million and $47.8 million related to multibucket annuity products as of December 31, 2013 and 2012, respectively.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as interest rate, credit or issuer spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial assets in this category primarily include:  certain public and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; and most short-term investments; and non-exchange-traded derivatives such as call options to hedge liabilities related to our fixed index annuity products. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2013 and 2012.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 18 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating and other factors relating to the issuer and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably dated; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,313.8	$359.6	$15,673.4
United States Treasury securities and obligations of United States government corporations and agencies	—	73.1	—	73.1
States and political subdivisions	—	2,204.4	—	2,204.4
Asset-backed securities	—	1,419.9	42.2	1,462.1
Collateralized debt obligations	—	47.3	246.7	294.0
Commercial mortgage-backed securities	—	1,609.0	—	1,609.0
Mortgage pass-through securities	—	11.8	1.6	13.4
Collateralized mortgage obligations	—	1,848.9	—	1,848.9
Total fixed maturities, available for sale	—	22,528.2	650.1	23,178.3
Equity securities - corporate securities	79.6	145.2	24.5	249.3
Trading securities:
Corporate securities	—	45.2	—	45.2
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.1	—	14.1
Asset-backed securities	—	24.3	—	24.3
Commercial mortgage-backed securities	—	125.8	—	125.8
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	31.1	—	31.1
Equity securities	2.4	—	—	2.4
Total trading securities	2.4	245.2	—	247.6
Investments held by variable interest entities - corporate securities	—	1,046.7	—	1,046.7
Other invested assets - derivatives	.6	156.2	—	156.8
Assets held in separate accounts	—	10.3	—	10.3
Total assets carried at fair value by category	$82.6	$24,131.8	$674.6	$24,889.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	—	—	903.7	903.7
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	1.8	1.8
Total liabilities for insurance products	—	—	905.5	905.5
Total liabilities carried at fair value by category	$—	$—	$905.5	$905.5

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

Liabilities for policyholder account balances.  We discount future expected cash flows based on interest rates currently being offered for similar contracts with similar maturities.

Investment borrowings, notes payable and borrowings related to variable interest entities.  For publicly traded debt, we use current fair values.  For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2013
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,749.5	$1,749.5	$1,729.5
Policy loans	—	—	277.0	277.0	277.0
Other invested assets:
Company-owned life insurance	—	144.8	—	144.8	144.8
Hedge funds	—	67.6	—	67.6	67.6
Cash and cash equivalents:
Unrestricted	457.8	241.2	—	699.0	699.0
Held by variable interest entities	104.3	—	—	104.3	104.3
Liabilities:
Policyholder account balances (a)	—	—	12,776.4	12,776.4	12,776.4
Investment borrowings	—	1,948.5	—	1,948.5	1,900.0
Borrowings related to variable interest entities	—	993.7	—	993.7	1,012.3
Notes payable – direct corporate obligations	—	872.5	—	872.5	856.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	December 31, 2012
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,682.1	$1,682.1	$1,573.2
Policy loans	—	—	272.0	272.0	272.0
Other invested assets:
Company-owned life insurance	—	123.0	—	123.0	123.0
Hedge funds	—	16.1	—	16.1	16.1
Cash and cash equivalents:
Unrestricted	432.3	150.2	—	582.5	582.5
Held by variable interest entities	54.2	—	—	54.2	54.2
Liabilities:
Policyholder account balances (a)	—	—	12,913.1	12,913.1	12,913.1
Investment borrowings	—	1,702.0	—	1,702.0	1,650.8
Borrowings related to variable interest entities	—	752.2	—	752.2	767.0
Notes payable – direct corporate obligations	—	1,100.3	—	1,100.3	1,004.2

____________________

(a)
The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value at December 31, 2013 and 2012.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2013 (dollars in millions):

	December 31, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Ending balance as of December 31, 2013	Amount of total gains (losses) for the year ended December 31, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$34.0	$(.3)	$(9.8)	$13.2	$(33.0)	$359.6	$—
States and political subdivisions	13.1	—	—	—	—	(13.1)	—	—
Asset-backed securities	44.0	1.6	.1	(3.6)	.1	—	42.2	—
Collateralized debt obligations	324.0	(85.4)	.2	7.9	—	—	246.7	—
Commercial mortgage-backed securities	6.2	—	—	—	—	(6.2)	—	—
Mortgage pass-through securities	1.9	(.3)	—	—	—	—	1.6	—
Collateralized mortgage obligations	16.9	—	—	—	—	(16.9)	—	—
Total fixed maturities, available for sale	761.6	(50.1)	—	(5.5)	13.3	(69.2)	650.1	—
Equity securities:
Corporate securities	.1	24.5	—	(.1)	—	—	24.5	—
Venture capital investments	2.8	—	(2.5)	(.3)	—	—	—	—
Total equity securities	2.9	24.5	(2.5)	(.4)	—	—	24.5	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	(.2)
Collateralized mortgage obligations	5.8	—	—	—	—	(5.8)	—	—
Total trading securities	13.7	(7.7)	.6	(.2)	—	(6.4)	—	(.2)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(734.0)	(219.0)	49.3	—	—	—	(903.7)	49.3
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(5.5)	3.7	—	—	—	—	(1.8)	—
Total liabilities for insurance products	(739.5)	(215.3)	49.3	—	—	—	(905.5)	49.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2013 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$44.0	$(10.0)	$—	$—	$34.0
Asset-backed securities	22.0	(20.4)	—	—	1.6
Collateralized debt obligations	6.0	(91.4)	—	—	(85.4)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	72.0	(122.1)	—	—	(50.1)
Equity securities - corporate securities	24.5	—	—	—	24.5
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(105.6)	1.4	(156.3)	41.5	(219.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.7	—	—	3.7
Total liabilities for insurance products	(105.6)	5.1	(156.3)	41.5	(215.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2012 (dollars in millions):

	December 31, 2012
	Beginning balance as of December 31, 2011 (a)	Purchases, sales, issuances and settlements, net (c)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (b)	Ending balance as of December 31, 2012	Amount of total gains (losses) for the year ended December 31, 2012 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$278.1	$88.1	$(.2)	$9.9	$68.6	$(89.0)	$355.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	1.6	(1.6)	—	—	—	—	—	—
States and political subdivisions	2.1	(1.8)	—	.9	11.9	—	13.1	—
Asset-backed securities	79.7	15.2	(.3)	6.3	.5	(57.4)	44.0	—
Collateralized debt obligations	327.3	(24.8)	—	21.5	—	—	324.0	—
Commercial mortgage-backed securities	17.3	(2.5)	—	.8	5.7	(15.1)	6.2	—
Mortgage pass-through securities	2.2	(.3)	—	—	—	—	1.9	—
Collateralized mortgage obligations	124.8	.2	—	(.1)	5.0	(113.0)	16.9	—
Total fixed maturities, available for sale	833.1	72.5	(.5)	39.3	91.7	(274.5)	761.6	—
Equity securities:
Corporate securities	6.4	(3.2)	(3.8)	.7	—	—	.1	(3.8)
Venture capital investments	63.5	(34.3)	(26.0)	(.4)	—	—	2.8	—
Total equity securities	69.9	(37.5)	(29.8)	.3	—	—	2.9	(3.8)
Trading securities:
States and political subdivisions	—	—	.1	—	.5	—	.6	.1
Collateralized debt obligations	—	6.9	.4	—	—	—	7.3	.4
Commercial mortgage-backed securities	.4	—	—	—	—	(.4)	—	—
Collateralized mortgage obligations	—	4.5	1.3	—	—	—	5.8	1.3
Total trading securities	.4	11.4	1.8	—	.5	(.4)	13.7	1.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(666.3)	(52.5)	(15.2)	—	—	—	(734.0)	(15.2)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.5)	(2.0)	—	—	—	—	(5.5)	—
Total liabilities for insurance products	(669.8)	(54.5)	(15.2)	—	—	—	(739.5)	(15.2)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$110.3	$(22.2)	$—	$—	$88.1
United States Treasury securities and obligations of United States government corporations and agencies	—	(1.6)	—	—	(1.6)
States and political subdivisions	—	(1.8)	—	—	(1.8)
Asset-backed securities	19.0	(3.8)	—	—	15.2
Collateralized debt obligations	35.4	(60.2)	—	—	(24.8)
Commercial mortgage-backed securities	—	(2.5)	—	—	(2.5)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Collateralized mortgage obligations	11.2	(11.0)	—	—	.2
Total fixed maturities, available for sale	175.9	(103.4)	—	—	72.5
Equity securities:
Corporate securities	—	(3.2)	—	—	(3.2)
Venture capital investments	—	(34.3)	—	—	(34.3)
Total equity securities	—	(37.5)	—	—	(37.5)
Trading securities:
Collateralized debt obligations	6.9	—	—	—	6.9
Collateralized mortgage obligations	4.5	—	—	—	4.5
Total trading securities	11.4	—	—	—	11.4
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(103.3)	59.9	(48.4)	39.3	(52.5)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	.5	(2.5)	—	(2.0)
Total liabilities for insurance products	(103.3)	60.4	(50.9)	39.3	(54.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2013, 90 percent of our Level 3 fixed maturities, available for sale, were investment grade and 38 percent and 55 percent of our Level 3 fixed maturities, available for sale, consisted of structured securities and corporate securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2013 (dollars in millions):

	Fair value at December 31, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$260.3	Discounted cash flow analysis	Discount margins	1.65% - 2.90% (2.36%)
Asset-backed securities (b)	35.1	Discounted cash flow analysis	Discount margins	2.03% - 4.20% (3.09%)
Collateralized debt obligations (c)	240.7	Discounted cash flow analysis	Recoveries	64% - 67% (65.8%)
			Constant prepayment rate	20%
			Discount margins	.95% - 2.00% (1.32%)
			Annual default rate	1.14% - 5.57% (3.05%)
			Portfolio CCC %	1.52% - 21.79% (12.57%)
Equity security (d)	24.5	Cost approach	Historical cost	Not applicable
Other assets categorized as Level 3 (e)	114.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	674.6
Liabilities:
Interest sensitive products (f)	905.5	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 4.64% (2.47%)
			Surrender rates	2.80% - 54.60% (14.39%)
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

(d)
Equity security - The significant unobservable input used in the fair value measurement of this equity security is historical cost as that is the amount that would be required to replace the security with a comparable security. The amount represents an investment in an entity that is currently in the construction phase of a manufacturing facility.  The fair value measurement is sensitive to the construction phase and operational risk of the security.

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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $5.0 million, $4.4 million and $11.5 million in 2013, 2012 and 2011, respectively.  Amounts amortized totaled $22.9 million, $27.1 million and $28.7 million in 2013, 2012 and 2011, respectively.  The unamortized balance of deferred sales inducements was $108.6 million and $126.5 million at December 31, 2013 and 2012, respectively.  The balance of insurance liabilities for persistency bonus benefits was $28.9 million and $34.6 million at December 31, 2013 and 2012, respectively.

Out-of-Period Adjustments

In 2013, we recorded the net effect of out-of-period adjustments which increased our insurance policy benefits by $4.7 million, increased amortization expense by $2.1 million, increased other operating costs and expenses by $1.5 million, decreased tax expense by $.7 million and decreased our net income by $7.6 million (or 3 cents per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to the 2013 period, as well as the materiality to the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

Assets and Liabilities Subject to Offsetting Disclosure Requirements

Call options

As further described in the section of this note entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at December 31, 2013 or 2012. The counterparties do not provide collateral to the Company related to their obligations under the call options.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes information related to call options as of December 31, 2013 and 2012 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2013:
Call Options	$156.2	$—	$156.2	$—	$—	$156.2
December 31, 2012:
Call Options	54.4	—	54.4	—	—	54.4

Repurchase agreements

As further described in the section of this note entitled "Investment Borrowings", we may enter into agreements under which we sell securities subject to an obligation to repurchase the same securities. These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as investment borrowings in the Company's consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not currently have any outstanding reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. There were no repurchase agreements outstanding at December 31, 2013 and 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accounting Standard Adopted on a Retrospective Basis

In October 2010, the FASB issued authoritative guidance that modified the definition of the types of costs incurred by insurance entities that could be capitalized in the acquisition of new and renewal contracts.  The guidance impacts the timing of GAAP reported financial results, but has no impact on cash flows, statutory financial results or the ultimate profitability of the business.

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

Adopted Accounting Standards

In December 2011, the FASB issued authoritative guidance regarding disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective disclosures required for all comparative periods presented. In January 2013, the FASB issued authoritative guidance that limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are: (i) offset in the financial statements; or (ii) subject to an enforceable master netting arrangement or similar agreement. Such disclosures are included in the section of this note entitled "Assets and Liabilities Subject to Offsetting Disclosure Requirements".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2013, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$13,372.9	$1,086.2	$(120.9)	$14,338.2	$—
United States Treasury securities and obligations of United States government corporations and agencies	71.1	2.6	(.6)	73.1	—
States and political subdivisions	2,130.2	106.8	(38.5)	2,198.5	—
Asset-backed securities	869.9	41.6	(3.9)	907.6	—
Collateralized debt obligations	259.4	7.4	(.1)	266.7	—
Commercial mortgage-backed securities	1,517.1	97.7	(5.8)	1,609.0	—
Mortgage pass-through securities	12.7	.7	—	13.4	—
Collateralized mortgage obligations	936.2	34.3	(1.3)	969.2	—
Total investment grade fixed maturities, available for sale	19,169.5	1,377.3	(171.1)	20,375.7	—
Below-investment grade (a):
Corporate securities	1,314.5	53.4	(32.7)	1,335.2	—
States and political subdivisions	6.4	—	(.5)	5.9	—
Asset-backed securities	523.5	34.3	(3.3)	554.5	—
Collateralized debt obligations	27.6	.1	(.4)	27.3	—
Collateralized mortgage obligations	819.1	60.9	(.3)	879.7	(4.3)
Total below-investment grade fixed maturities, available for sale	2,691.1	148.7	(37.2)	2,802.6	(4.3)
Total fixed maturities, available for sale	$21,860.6	$1,526.0	$(208.3)	$23,178.3	$(4.3)
Equity securities	$237.9	$16.3	$(4.9)	$249.3
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's Investor Services, Inc. ("Moody's"), S&P or Fitch Ratings ("Fitch")), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC").  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The NAIC evaluates the fixed maturity investments of insurers for regulatory and capital assessment purposes and assigns securities to one of six credit quality categories called NAIC designations, which are used by insurers when preparing their annual statements based on statutory accounting principles. The NAIC designations are generally similar to the credit quality designations of the NRSROs for marketable fixed maturity securities, except for certain structured securities. However, certain structured securities rated below investment grade by the NRSROs can be assigned NAIC 1 or NAIC 2 designations dependent on the cost basis of the holding relative to estimated recoverable amounts as determined by the NAIC. The following summarizes the NAIC designations and NRSRO equivalent ratings:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2013 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,215.3	$10,926.5	47.2%
2	10,265.8	10,852.3	46.8
3	1,051.3	1,066.1	4.6
4	297.6	303.4	1.3
5	30.6	29.5	.1
6	—	.5	—
	$21,860.6	$23,178.3	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2013 and 2012, were as follows (dollars in millions):

	2013	2012
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$6.5	$9.8
Net unrealized gains on all other investments	1,322.6	2,986.5
Adjustment to present value of future profits (a)	(47.7)	(193.0)
Adjustment to deferred acquisition costs	(137.0)	(452.9)
Adjustment to insurance liabilities	—	(489.8)
Unrecognized net loss related to deferred compensation plan	(7.1)	(7.9)
Deferred income tax liabilities	(405.5)	(655.3)
Accumulated other comprehensive income	$731.8	$1,197.4
_________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at the Effective Date.

At December 31, 2013, adjustments to the present value of future profits and deferred tax assets included $(27.8) million and $9.9 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

Below-Investment Grade Securities

At December 31, 2013, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,691.1 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,802.6 million, or 104 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$155.2	$157.4
Due after one year through five years	2,008.5	2,188.6
Due after five years through ten years	3,920.6	4,219.0
Due after ten years	10,810.8	11,385.9
Subtotal	16,895.1	17,950.9
Structured securities	4,965.5	5,227.4
Total fixed maturities, available for sale	$21,860.6	$23,178.3

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2013	2012	2011

Fixed maturities	$1,288.9	$1,280.9	$1,233.8
Trading income related to policyholder and reinsurer accounts and other special-purpose portfolios	80.7	62.4	14.6
Equity securities	8.4	4.4	1.7
Mortgage loans	96.3	99.8	111.7
Policy loans	17.3	17.1	17.6
Options related to fixed index products:
Option income	77.4	.4	36.5
Change in value of options	100.1	25.1	(57.7)
Other invested assets	14.4	14.4	14.5
Cash and cash equivalents	.5	.6	.4
Gross investment income	1,684.0	1,505.1	1,373.1
Less investment expenses	20.0	18.7	19.0
Net investment income	$1,664.0	$1,486.4	$1,354.1

The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled $.5 million and $.5 million at December 31, 2013 and 2012, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2013	2012	2011
Fixed maturity securities, available for sale:
Realized gains on sale	$57.7	$115.4	$183.1
Realized losses on sale	(11.4)	(15.4)	(59.9)
Impairments:
Total other-than-temporary impairment losses	(7.1)	(1.0)	(19.2)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	5.3
Net impairment losses recognized	(7.1)	(1.0)	(13.9)
Net realized investment gains from fixed maturities	39.2	99.0	109.3
Equity securities	4.8	.1	(.2)
Commercial mortgage loans	(1.1)	(3.7)	(29.3)
Impairments of mortgage loans and other investments	(4.5)	(36.8)	(20.7)
Other	(5.0)	22.5	2.7
Net realized investment gains	$33.4	$81.1	$61.8

During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of $51.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.3 billion, the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million and $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At December 31, 2013, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of nil and $.5 million, respectively.

During 2011, we completed the commutation of an investment made by our Predecessor in a guaranteed investment contract issued by a Bermuda insurance company pursuant to which we received government agency securities as well as equity interests in certain corporate investments with an aggregate fair value of $197.5 million in exchange for our holdings with a book value of $201.5 million (resulting in a net realized loss of $4.0 million).  During 2011, we recognized impairment charges of $11.5 million on the underlying invested assets.

During 2013, the $11.6 million of other-than-temporary impairments we recorded in earnings included:  (i) $5.0 million of losses on a corporate security; (ii) $2.5 million of losses on an equity security; and (iii) $4.1 million of losses primarily related to fixed maturity securities following unforeseen issue-specific events or conditions.

During 2013, the $11.4 million of realized losses on sales of $477.5 million of fixed maturity securities, available for sale, included:  (i) $2.5 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $8.9 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During 2012, the $37.8 million of other-than-temporary impairments we recorded in earnings included:  (i) $5.4 million of losses related to certain commercial mortgage loans; (ii) $29.9 million of losses on equity securities primarily related to investments obtained through the commutation of an investment made by our Predecessor (as further described above); and (iii) $2.5 million of losses on other investments following unforeseen issue-specific events or conditions.

During 2012, the $15.4 million of realized losses on sales of $402.5 million of fixed maturity securities, available for sale, included: (i) $5.2 million of losses related to the sales of mortgage-backed securities and asset-backed securities; and (ii) $10.2 million of additional losses primarily related to various corporate securities.

During 2011, the $34.6 million of other-than-temporary impairments we recorded in earnings included:  (i) $11.5 million on an investment in a guaranteed investment contract as discussed above; (ii) $11.8 million of losses related to certain commercial mortgage loans; (iii) $4.3 million related to investments held by a VIE as a result of our intent to sell such investments; and (iv) $7.0 million of losses on other investments following unforeseen issue-specific events or conditions.

During 2011, the $59.9 million of realized losses on sales of $1.0 billion of fixed maturity securities, available for sale, included: (i) $24.1 million of losses related to the sales of mortgage-backed securities and asset-backed securities; (ii) $13.4 million related to sales of securities issued by state and political subdivisions; (iii) $8.9 million related to the partial commutation of a guaranteed investment contract as discussed above; and (iv) $13.5 million of additional losses primarily related to various corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2013, other-than-temporary impairments included in accumulated other comprehensive income of $4.3 million (before taxes and related amortization) related to structured securities.

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year ended
	December 31,
	2013	2012	2011
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.6)	$(2.0)	$(6.1)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	(1.1)
Less: credit losses on securities sold	.3	.4	5.2
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.3)	$(1.6)	$(2.0)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$18.5	$18.5
Due after one year through five years	69.8	68.1
Due after five years through ten years	532.5	515.9
Due after ten years	2,725.4	2,550.5
Subtotal	3,346.2	3,153.0
Structured securities	691.7	676.6
Total	$4,037.9	$3,829.6

There was one investment in our portfolio rated below-investment grade which has been continuously in an unrealized loss position exceeding 20 percent of the cost basis for greater than or equal to six months and less than 12 months at December 31, 2013. Such investment had a cost basis, unrealized loss and estimated fair value of $29.9 million, $9.0 million and $20.9 million, respectively.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$23.8	$(.6)	$—	$—	$23.8	$(.6)
States and political subdivisions	473.6	(30.3)	79.2	(8.7)	552.8	(39.0)
Corporate securities	2,406.1	(132.8)	170.3	(20.8)	2,576.4	(153.6)
Asset-backed securities	308.4	(6.5)	32.5	(.7)	340.9	(7.2)
Collateralized debt obligations	46.7	(.5)	—	—	46.7	(.5)
Commercial mortgage-backed securities	161.8	(5.8)	—	—	161.8	(5.8)
Mortgage pass-through securities	1.6	—	1.6	—	3.2	—
Collateralized mortgage obligations	121.8	(1.6)	2.2	—	124.0	(1.6)
Total fixed maturities, available for sale	$3,543.8	$(178.1)	$285.8	$(30.2)	$3,829.6	$(208.3)
Equity securities	$26.8	$(4.9)	$—	$—	$26.8	$(4.9)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2013, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2013 fixed maturity investments included structured securities with an estimated fair value of $5.2 billion (or 22.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2013.

For purchased credit impaired ("PCI") securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on a level-yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes. Significant decreases in expected cash flows arising from credit events would result in impairment if such security's fair value is below amortized cost.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2013 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$981.3	$912.5	$927.8
4 percent – 5 percent	830.8	785.0	804.0
5 percent – 6 percent	2,532.4	2,389.0	2,546.6
6 percent – 7 percent	759.2	714.7	773.5
7 percent – 8 percent	116.7	119.1	129.5
8 percent and above	43.9	45.2	46.0
Total structured securities	$5,264.3	$4,965.5	$5,227.4

The amortized cost and estimated fair value of structured securities at December 31, 2013, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,398.8	$1,469.9	6.3%
Planned amortization classes, target amortization classes and accretion-directed bonds	336.9	357.5	1.6
Commercial mortgage-backed securities	1,517.1	1,609.0	6.9
Asset-backed securities	1,393.4	1,462.1	6.3
Collateralized debt obligations	287.0	294.0	1.3
Other	32.3	34.9	.2
Total structured securities	$4,965.5	$5,227.4	22.6%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Commercial Mortgage Loans

At December 31, 2013, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 12 percent, 8 percent, 6 percent, 5 percent, 5 percent, 5 percent and 5 percent of the mortgage loan balance were on properties located in California, Texas, Minnesota, Georgia, Maryland, Colorado and Illinois, respectively. No other state comprised greater than five percent of the mortgage loan balance. None of the commercial mortgage loan balance was noncurrent at December 31, 2013. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans.

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2013 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$744.4	$779.8	$2,254.5
60% to 70%	386.0	386.4	592.4
Greater than 70% to 80%	420.0	409.5	563.8
Greater than 80% to 90%	141.6	141.4	164.9
Greater than 90%	37.5	32.4	40.6
Total	$1,729.5	$1,749.5	$3,616.2
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $65.6 million and $67.8 million at December 31, 2013 and 2012, respectively.

The changes in unrealized appreciation (depreciation) included in accumulated other comprehensive income are net of reclassification adjustments for after-tax net gains from the sale of investments included in net income of approximately $78 million, $5 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CNO had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2013 and 2012.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

4. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2013	2012

Long-term care	Company experience	Company experience	Company experience	6%	$4,999.7	$5,220.6
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,517.5	2,444.6
Accident and health contracts	Company experience	Company experience	Company experience	5%	2,466.8	2,443.6
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	6%	526.5	513.8
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	4%	712.0	696.8
Total					$11,222.5	$11,319.4
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account balances are summarized as follows (dollars in millions):

	2013	2012
Fixed index annuities	$4,093.9	$3,779.7
Other annuities	6,013.0	6,400.3
Interest-sensitive life insurance contracts	2,669.5	2,733.1
Total	$12,776.4	$12,913.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2013	2012	2011
Balance, beginning of the year	$1,679.3	$1,637.3	$1,543.7
Incurred claims (net of reinsurance) related to:
Current year	1,511.1	1,570.1	1,545.8
Prior years (a)	(162.3)	(56.4)	(41.7)
Total incurred	1,348.8	1,513.7	1,504.1
Interest on claim reserves	75.2	77.8	78.4
Paid claims (net of reinsurance) related to:
Current year	870.0	891.3	866.5
Prior years	659.9	663.9	626.2
Total paid	1,529.9	1,555.2	1,492.7
Net change in balance for reinsurance assumed and ceded	136.7	5.7	3.8
Balance, end of the year	$1,710.1	$1,679.3	$1,637.3
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2013	2012	2011
Current tax expense	$8.2	$12.5	$11.9
Deferred tax expense	160.4	117.4	101.6
Deferred tax benefit on loss related to reinsurance transaction	(34.4)	—	—
Deferred tax benefit related to loss on extinguishment of debt	(5.9)	—	—
Valuation allowance applicable to current year income	(19.7)	(60.3)	—
Income tax expense calculated based on annual effective tax rate	108.6	69.6	113.5
Income tax expense (benefit) on discrete items:
Valuation allowance reduction applicable to income in future years and utilization of capital loss carryforwards	(141.2)	(111.2)	(143.0)
Valuation allowance reduction applicable to the settlement with the IRS regarding the classification of a portion of the cancellation of indebtedness income	(71.8)	—	—
Valuation allowance reduction resulting from the completion of certain investment trading strategies resulting in utilization of capital loss carryforwards	(64.7)	—	—
Other valuation allowance items	(15.3)	—	—
Valuation allowance related to expired capital loss carryforwards	(159.4)	—	—
Deferred taxes on expired capital loss carryforwards	159.4	—	—
Other items	11.2	(23.7)	—
Total income tax benefit	$(173.2)	$(65.3)	$(29.5)

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2013	2012	2011
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	(154.9)	(110.1)	(46.7)
Expired capital loss carryforwards (which were fully offset by a corresponding reduction in the valuation allowance)	52.3	—	—
Non-taxable income and nondeductible benefits, net	5.0	32.3	.7
State taxes	1.9	1.4	.9
Provision for tax issues, tax credits and other	3.9	(.5)	.5
Effective tax rate	(56.8)%	(41.9)%	(9.6)%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2013	2012
Deferred tax assets:
Net federal operating loss carryforwards	$1,240.2	$1,330.2
Net state operating loss carryforwards	20.0	16.2
Tax credits	43.9	39.2
Capital loss carryforwards	13.4	296.2
Deductible temporary differences:
Investments	74.3	—
Insurance liabilities	723.8	746.3
Other	64.7	86.0
Gross deferred tax assets	2,180.3	2,514.1
Deferred tax liabilities:
Investments	—	(24.1)
Present value of future profits and deferred acquisition costs	(306.8)	(325.2)
Accumulated other comprehensive income	(405.5)	(655.3)
Gross deferred tax liabilities	(712.3)	(1,004.6)
Net deferred tax assets before valuation allowance	1,468.0	1,509.5
Valuation allowance	(294.8)	(766.9)
Net deferred tax assets	1,173.2	742.6
Current income taxes accrued	(26.0)	(25.7)
Income tax assets, net	$1,147.2	$716.9

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

Based on our assessment, it appears more likely than not that $1,173.2 million of our deferred tax assets will be realized through future taxable earnings. Accordingly, we reduced our deferred tax valuation allowance by $472.1 million in 2013. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The principal components of the reduction to our valuation allowance for deferred tax assets are further discussed below. First, our 2013 taxable income exceeded the amount previously reflected in our deferred tax valuation model, resulting in a reduction to the valuation allowance of $19.7 million. In addition, our recent higher levels of operating income resulted in the projection of higher levels of future years taxable income based on evidence we consider to be objective and verifiable. This change is further described in the following paragraph and resulted in a reduction to the valuation allowance for deferred tax assets in 2013 of $114.7 million. We reduced our deferred tax valuation allowance by $26.5 million resulting from the utilization of capital loss carryforwards during 2013. Furthermore, deferred tax assets and the valuation allowance for deferred tax assets were both reduced by $159.4 million due to the expiration of capital loss carryforwards. As further described below, we reached an agreement with the Internal Revenue Service (the "IRS") regarding the classification of cancellation of indebtedness income ("CODI") related to the bankruptcy of our Predecessor which resulted in a $71.8 million reduction to our valuation allowance. In the fourth quarter of 2013, we completed certain investment trading strategies that resulted in the realization, for tax purposes only, of unrealized gains in our investment portfolio of $277 million. Such transactions allowed us to utilize capital loss carryforwards (that would have otherwise expired) of $277 million to offset such tax gains. Accordingly, we reduced our valuation allowance for deferred tax assets by $97.1 million. However, as a result of the higher tax basis for these investments, our future taxable income during the carryforward period will be lower. As a result, we were required to increase our valuation allowance for deferred tax assets by $32.4 million.

Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 3 percent growth for the next five years and level income thereafter. In our new projections, our three year average increased to $360 million, compared to $292 million in our prior projection. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component to be fully recognized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2010	$1,081.4
Decrease in 2011	(143.0)	(a)
Balance, December 31, 2011	938.4
Decrease in 2012	(171.5)	(b)
Balance, December 31, 2012	766.9
Decrease in 2013	(472.1)	(c)
Balance, December 31, 2013	$294.8
___________________

(a)	The $143.0 million reduction to the deferred tax valuation allowance during 2011 resulted primarily from our recent higher levels of operating income when projecting future taxable income.

(b)
The $171.5 million reduction to the deferred tax valuation allowance during 2012 resulted primarily from: (i) higher taxable income in 2012 (including investment gains); and (ii) our recent higher levels of operating income when projecting future taxable income.

(c)
The $472.1 million reduction to the deferred tax valuation allowance during 2013 resulted from: (i) $19.7 million applicable to higher current year income; (ii) $114.7 million applicable to higher levels of income on projected future taxable income; (iii) $26.5 million related to the utilization of capital loss carryforwards; (iv) $159.4 million related to the expiration of capital loss carryforwards; (v) $71.8 million applicable to the classification of a portion of the CODI; (vi) $64.7 million related to the completion of certain investment trading strategies; and (vii) other reductions totaling $15.3 million.

Recovery of our deferred tax asset is dependent on achieving the future taxable income used in our deferred tax valuation model and failure to do so would result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the IRS ultimately agrees with the tax position we have taken in our tax returns with respect to the classification of the loss we recognized as a result of the transfer of the stock of our former subsidiary, Conseco Senior Health Insurance Company ("CSHI") to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust").

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for net operating loss carryforwards is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.50 percent at December 31, 2013), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2013, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. On December 6, 2011, the Company's Board of Directors amended the Section 382 Rights Agreement to, among other things, (i) extend the final expiration date of the Amended Rights Agreement to December 6, 2014, (ii) update the purchase price of the rights described below, (iii) provide for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock, (iv) provide for a 4.99 percent ownership threshold relating to any Company 382 Securities (as defined below), and amend other provisions to reflect best practices for tax benefit preservation plans, including updates to certain definitions.

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

On May 11, 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Original Section 382 Charter Amendment"). Subject to the provisions set forth in the Original Section 382 Charter Amendment, transfers of our common stock would be void and of no effect if the effect of the purported transfer would be to: (i) increase the direct or indirect ownership of our common stock by any person or public group (as such term is defined in the regulations under Section 382) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 5% or more of our common stock; or (iii) create a new public group.

On May 8, 2013, our shareholders approved an amendment (the “Extended Section 382 Charter Amendment”) to CNO’s certificate of incorporation to: (i) extend the term of the Original Section 382 Charter Amendment for three years until December 31, 2016, (ii) provide for a 4.99 percent ownership threshold relating to our stock, and (iii) amend certain other

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

provisions of the Original Section 382 Charter Amendment, including updates to certain definitions, for consistency with the Amended Section 382 Rights Agreement.

As of December 31, 2013, we had $3.5 billion of federal NOLs and $38.2 million of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in CSHI (dollars in millions):

Year of expiration	Net operating loss carryforwards		Capital loss	Total loss
	Life	Non-life	carryforwards	carryforwards
2014	$—	$—	$.2	$.2
2016	—	—	1.9	1.9
2018	314.9	—	—	314.9
2021	30.0	—	—	30.0
2022	202.0	—	—	202.0
2023	742.6	2,199.2	—	2,941.8
2025	—	118.6	—	118.6
2027	—	220.6	—	220.6
2028	—	.5	—	.5
2029	—	272.3	—	272.3
2032	—	44.0	—	44.0
Subtotal	1,289.5	2,855.2	2.1	4,146.8
Less:
Unrecognized tax benefits	(379.0)	(222.4)	36.1	(565.3)
Total	$910.5	$2,632.8	$38.2	$3,581.5

We had deferred tax assets related to NOLs for state income taxes of $20.0 million and $16.2 million at December 31, 2013 and 2012, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

In July 2006, the Joint Committee of Taxation accepted the audit and the settlement which characterized $2.1 billion of the tax losses on our Predecessor's investment in Conseco Finance Corp. as life company losses and the remaining $3.8 billion as non-life losses prior to the application of the CODI attribute reductions described below.

The Code provides that any income realized as a result of the CODI in bankruptcy must reduce NOLs. We realized $2.5 billion of CODI when we emerged from bankruptcy. Pursuant to the Company's interpretation of the tax law, the CODI reductions were all used to reduce non-life NOLs and this position has been taken in our tax returns. However, the IRS was not in agreement with our position. Due to uncertainties with respect to the position the IRS could take and limitations on our ability to utilize NOLs based on projected life and non-life income, we had consistently considered the $631 million of CODI to be a reduction to life NOLs when determining our valuation allowance. A final closing agreement was received from the IRS in August 2013. Under the terms of the agreement, $315 million of the $631 million of CODI is treated as a reduction to the non-life NOLs resulting in a reduction to our valuation allowance of $71.8 million which was recognized in 2013.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $41 million at December 31, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (dollars in millions):

	Years ended December 31,
	2013	2012

Balance at beginning of year	$310.5	$318.2
Increase based on tax positions taken in prior years	35.6	7.3
Decrease based on tax positions taken in prior years	(27.0)	(15.0)
Increase based on tax positions taken in the current year	47.6	—
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(140.0)	—
Balance at end of year	$226.7	$310.5

As of December 31, 2013 and 2012, $156.0 million and $285.0 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2013. The liability for accrued interest was $1.8 million and $1.8 million at December 31, 2013 and 2012, respectively.

Due to the uncertainty in tax law, we were not able to conclude that a tax position for the repurchase premium related to the repurchase of our 7.0% Debentures on September 28, 2012 and March 27, 2013, was more likely than not to be sustained. We engaged outside counsel and received external evidence in July 2013 which supports our position that deductions with respect to a portion of the repurchase premium paid in 2012 and 2013 should be allowed under Section 249 of the Code. We recognized a tax benefit of $14.3 million in 2013, related to the change in facts regarding the deductibility of a portion of the repurchase premium.

Tax years 2004 and 2008 through 2012 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2010 through 2012 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

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

The IRS is currently examining our 2004 and 2008 through 2010 tax returns. The tax benefit for 2013 reflects an increase to tax expense of $37.6 million for anticipated adjustments related to the IRS examination (including $3.1 million reducing the aforementioned CODI benefit, $32.3 million related to uncertain tax positions and $2.2 million of net corrections to previously filed returns).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

6. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2013 and 2012 (dollars in millions):

	2013	2012
Senior Secured Credit Agreement (as defined below)	$581.5	$644.6
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	3.5	93.0
Unamortized discount on Senior Secured Credit Agreement	(3.6)	(5.0)
Unamortized discount on 7.0% Debentures	—	(3.4)
Direct corporate obligations	$856.4	$1,004.2

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

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($394.0 million remained outstanding at December 31, 2013); (ii) a $250.0 million four-year term loan facility ($187.5 million remained outstanding at December 31, 2013); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of December 31, 2013, no amounts have been borrowed under the revolving credit facility. The net proceeds from the Senior Secured Credit Agreement, together with the net proceeds from the 6.375% Notes, were used to repay other outstanding indebtedness, as further described below, and for general corporate purposes.

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

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At December 31, 2013, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

Other changes made in May 2013 to the Senior Secured Credit Agreement included modifications of mandatory prepayments resulting from certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement. Pursuant to the amended terms, the amount of the mandatory prepayment is: (a) 100% of the amount of certain restricted payments provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0% but greater than 20.0%, the prepayment requirement shall be reduced to 33.33% (previously less than or equal to 22.5% but greater than 17.5%); or (y) equal to or less than 20.0%, the prepayment requirement shall not apply (previously equal to or less than 17.5%).

In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. No mandatory prepayments were required in the second half of 2013 as our debt to total capitalization ratio, as defined in the Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $42.7 million in 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

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

In 2012, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments of $28.4 million due to repurchases of our common stock and payment of a common stock dividend. We also made an additional payment of $2.0 million to cover the remaining portion of the scheduled quarterly principal payments.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.0 percent at December 31, 2013); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.53 to 1.00 for the four quarters ended December 31, 2013); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 410 percent at December 31, 2013); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2013, was $1,945.8 million).

The Senior Secured Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, incorrectness of any representation or warranty in any material respect, breach of covenants in the Senior Secured Credit Agreement or other loan documents, cross default to certain other indebtedness, certain events of bankruptcy and insolvency, certain ERISA events, a failure to pay certain judgments, certain material regulatory events, the occurrence of a change of control, and the invalidity of any material provision of any loan document or material lien or guarantee granted under the loan documents. If an event of default under the Senior Secured Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the Senior Secured Credit Agreement and may exercise remedies in respect of the collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to an Indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee (the "Trustee") and as collateral agent (the "Collateral Agent"). The net proceeds from the issuance of the 6.375% Notes, together with the net proceeds from the Senior Secured Credit Agreement, were used to repay other outstanding indebtedness and for general corporate purposes. The 6.375% Notes mature on October 1, 2020. Interest on the 6.375% Notes accrues at a rate of 6.375% per annum and is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2013. The 6.375% Notes and the guarantees thereof (the "Guarantees") are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' future subordinated indebtedness. The 6.375% Notes are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 6.375% Notes and the Guarantees are pari passu with respect to security and in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement. The 6.375% Notes are structurally subordinated to all of the liabilities and preferred stock of each of the Company's insurance subsidiaries, which are not guarantors of the 6.375% Notes.

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

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30.0 million in the aggregate in any calendar year).

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2013, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $242 million as of December 31, 2013. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

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

Pari Passu Intercreditor Agreement

In connection with the issuance of the 6.375% Notes and entry into the Senior Secured Credit Agreement, the Agent and the Collateral Agent, as authorized representative with respect to the 6.375% Notes, entered into a Pari Passu Intercreditor Agreement, dated as of September 28, 2012 (the "Intercreditor Agreement"), which sets forth agreements with respect to the first-priority liens granted by the Company and the Subsidiary Guarantors pursuant to the 6.375% Indenture and the Senior Secured Credit Agreement.

Under the Intercreditor Agreement, any actions that may be taken with respect to the collateral that secures the 6.375% Notes and the Senior Secured Credit Agreement, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, will be at the direction of the authorized representative of the lenders under the Senior Secured Credit Agreement until the earliest of: (i) the Company's obligations under the Senior Secured Credit Agreement (or refinancings thereof) are discharged; (ii) the earlier of (x) the date on which the outstanding principal amount of loans and commitments under the Senior Secured Credit Agreement is less than $25.0 million and (y) the date on which the outstanding principal amount of another tranche of first-priority indebtedness exceeds the principal amount of loans and commitments under the Senior Secured Credit Agreement; and (iii) 180 days after the occurrence of both an event of default under the 6.375% Indenture and the authorized representative of the holders of the New Notes making certain representations as described in the Intercreditor Agreement, unless the authorized representative of the lenders under the Senior Secured Credit Agreement has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (whether the Company or the applicable Subsidiary Guarantor) is then a debtor under or with respect to (or otherwise subject to) any insolvency or liquidation proceeding.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

9.0% Notes

On December 21, 2010, we issued $275.0 million aggregate principal amount of 9.0% Senior Secured Notes due January 2018 (the "9.0% Notes"). The net proceeds of $267.0 million were used to repay certain indebtedness. The Company could redeem all or part of the 9.0% Notes at any time and from time to time prior to January 15, 2014, at a price equal to 100% of the aggregate principal amount of the 9.0% Notes to be redeemed plus a "make-whole" premium and accrued and unpaid interest.

On September 28, 2012, the Company completed the cash tender offer for $273.8 million aggregate principal amount of the 9.0% Notes and received consents from such holders to proposed amendments to the indenture governing the 9.0% Notes (the "9.0% Indenture"). In addition, on September 28, 2012 (the "Initial Payment Date"), the Company, the Subsidiary Guarantors and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee, executed a first supplemental indenture to the 9.0% Indenture (the "Supplemental Indenture") that eliminated substantially all of the restrictive covenants contained in the 9.0% Indenture and certain events of default and related provisions. The Supplemental Indenture became effective upon execution, and the amendments to the 9.0% Indenture became operative on the Initial Payment Date upon acceptance of and payment for the tendered 9.0% Notes by the Company.

On the Initial Payment Date, the Company paid an aggregate of $326.3 million (using a portion of the net proceeds from its offering of the 6.375% Notes, together with borrowings under the Senior Secured Credit Agreement) in order to purchase the 9.0% Notes tendered prior to the Initial Payment Date (representing, in the aggregate, tender offer consideration of approximately $313.1 million, consent payments of approximately $8.2 million and accrued and unpaid interest to, but not including, the Initial Payment Date of approximately $5.0 million). The remaining $1.2 million of 9.0% Notes were redeemed on October 29, 2012.

7.0% Debentures

From November 2009 through May 2010, we issued $293.0 million aggregate principal amount of our 7.0% Senior Debentures due 2016 (the "7.0% Debentures"). The Company used the net proceeds from the issuance of the 7.0% Debentures to retire outstanding indebtedness.

The 7.0% Debentures rank equally in right of payment with all of the Company's unsecured and unsubordinated obligations. The 7.0% Debentures are governed by an Indenture dated as of October 16, 2009 (the "7.0% Indenture") between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Mellon"). The 7.0% Debentures bear interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year, commencing on the interest payment date immediately succeeding the issuance date of such series. The 7.0% Debentures will mature on December 30, 2016. The 7.0% Debentures may not be redeemed at the Company's election prior to the stated maturity date and the holders may not require the Company to repurchase the 7.0% Debentures at any time. The 7.0% Debentures were not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures were convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. As further described below, we elected to terminate the conversion rights in July 2013.

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

On September 4, 2012, the Company entered into a Debenture Repurchase Agreement (the "Debenture Repurchase Agreement") with Paulson Credit Opportunities Master Ltd. and Paulson Recovery Master Fund Ltd. (collectively, the "Paulson Holders"), funds managed by Paulson & Co. Inc., ("Paulson") that held $200.0 million in aggregate principal amount of the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Company's 7.0% Debentures. Pursuant to the Debenture Repurchase Agreement, the Company purchased from each of the Paulson Holders the 7.0% Debentures held by such Paulson Holders, for a cash purchase price of $355.1 million that provided for a 2.8% discount to the estimated fair market value of the 7.0% Debentures as defined in the Debenture Repurchase Agreement.

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

On July 1, 2013, the Company issued a conversion right termination notice (the "Conversion Termination Notice") to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, effective as of July 30, 2013 (the "Conversion Termination Date"). Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. The 7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock. As of December 31, 2013, $3.5 million in aggregate principal amount of the 7.0% Debentures remained outstanding.

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

In September 2012, the Company used a portion of the net proceeds from its offering of the 6.375% Notes, together with borrowings under the Senior Secured Credit Agreement to repay the remaining $223.8 million principal amount outstanding under its Previous Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Senior Health Note

In connection with the Transfer, the Company issued the Senior Health Note due November 12, 2013 (the "Senior Health Note") payable to Senior Health. The Senior Health Note was unsecured and had an interest rate of 6.0 percent payable quarterly, beginning on March 15, 2009. We were required to make annual principal payments of $25.0 million beginning on November 12, 2009. The Company made a $25.0 million scheduled payment on the Senior Health Note in 2011, 2010 and 2009. In March 2012, we paid in full the remaining $50.0 million principal balance on the Senior Health Note, which had been scheduled to mature in November 2013. The repayment in full of the Senior Health Note removed the previous restriction on our ability to pay cash dividends on our common stock.

Loss on Extinguishment of Debt

In 2013, we recognized a loss on extinguishment of debt totaling $65.4 million consisting of:

(i)
$2.9 million related to the amendment of the Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement; and

(ii)
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

(iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our Senior Secured Credit Agreement.

In 2011, we recognized an aggregate loss on the extinguishment of debt totaling $3.4 million representing the write-off of unamortized discount and issuance costs associated with repayments of the Previous Senior Secured Credit Agreement.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2013 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Year ending December 31,
2014	$59.4
2015	79.3
2016	64.0
2017	4.2
2018	378.1
Thereafter	275.0
$860.0

7. LITIGATION AND OTHER LEGAL PROCEEDINGS

Legal Proceedings

The Company and its subsidiaries are involved in various legal actions in the normal course of business, in which claims for compensatory and punitive damages are asserted, some for substantial amounts.  We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Some of the pending matters have been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred.  The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict.  In the event of an adverse outcome in one or more of these matters, there is a possibility that the ultimate liability may be in excess of the liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, the resolution of pending or future litigation may involve modifications to the terms of outstanding insurance policies or could impact the timing and amount of rate increases, which could adversely affect the future profitability of the related insurance policies.  Based upon information presently available, and in light of legal, factual and other defenses available to the Company and its subsidiaries, the Company does not believe that it is probable that the ultimate liability from either pending or threatened legal actions, after consideration of existing loss provisions, will have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows. However, given the inherent difficulty in predicting the outcome of legal proceedings, there exists the possibility that such legal actions could have a material adverse effect on the Company's consolidated financial condition, operating results or cash flows.

In addition to the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, the matters specifically identified below purport to seek substantial or an unspecified amount of damages for unsubstantiated conduct spanning several years based on complex legal theories and damages models. The alleged damages typically are indeterminate or not factually supported in the complaint, and, in any event, the Company's experience indicates that monetary demands for damages often bear little relation to the ultimate loss. In some cases, plaintiffs are seeking to certify classes in the litigation and class certification either has been denied or is pending and we have filed oppositions to class certification or sought to decertify a prior class certification. In addition, for many of these cases: (i) there is uncertainty as to the outcome of pending appeals or motions; (ii) there are significant factual issues to be resolved; and/or (iii) there are novel legal issues presented. Accordingly, the Company cannot reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any, or predict the timing of the eventual resolution of these matters.  The Company reviews these matters on an ongoing basis.  When assessing reasonably possible and probable outcomes, the Company bases its assessment on the expected ultimate outcome following all appeals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Litigation
On October 25, 2012, a purported nationwide class action was filed in the United States District Court for the Central District of California, William Jeffrey Burnett and Joe H. Camp v. Conseco Life Insurance Company, CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, Case No. EDCV12-01715VAPSPX. The plaintiffs bring this action under Rule 23(B)(3) on behalf of various Lifetrend policyholders who since October 2008 have surrendered their policies or had them lapse. Additionally, plaintiffs seek certification of a subclass of various Lifetrend policyholders who accepted optional benefits and signed a release pursuant to a regulatory settlement. The plaintiffs allege breach of contract and seek declaratory relief, compensatory damages, attorney fees and costs. On November 30, 2012, Conseco Life and the other defendants filed a motion to dismiss the complaint. On November 18, 2013, the court granted the dismissal, with leave to amend, of CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, and denied the motion to dismiss Conseco Life. We believe this case is without merit and intend to defend it vigorously.

Regulatory Examinations and Fines

Insurance companies face significant risks related to regulatory investigations and actions.  Regulatory investigations generally result from matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies, changing the way cost of insurance charges are calculated for certain life insurance products or recommending unsuitable products to customers.  We are, in the ordinary course of our business, subject to various examinations, inquiries and information requests from state, federal and other authorities.  The ultimate outcome of these regulatory actions (including the costs of complying with information requests and policy reviews) cannot be predicted with certainty.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and we could suffer significant reputational harm as a result of these matters, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Guaranty Fund Assessments

The balance sheet at December 31, 2013, included: (i) accruals of $24.0 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2013; and (ii) receivables of $24.9 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2012, such guaranty fund assessment accruals were $30.5 million and such receivables were $24.0 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.7 million, $4.3 million and $2.3 million in 2013, 2012 and 2011, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $25.9 million and $26.0 million at December 31, 2013 and 2012, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $44.3 million, $47.5 million and $43.5 million in 2013, 2012 and 2011, respectively. Future required minimum payments as of December 31, 2013, were as follows (dollars in millions):

2014	$43.4
2015	31.2
2016	23.8
2017	19.2
2018	17.4
Thereafter	11.2
Total	$146.2

8. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $142.7 million and $151.7 million at December 31, 2013 and 2012, respectively. The increase (decrease) in expenses incurred on this plan were $(31.4) million, $20.5 million and $26.3 million during 2013, 2012 and 2011, respectively (including the recognition of gains (losses) of $17.2 million, $(7.5) million and $(16.2) million in 2013, 2012 and 2011, respectively, primarily resulting from changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields). The estimated net loss for the agent deferred compensation plan that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost during 2014 is $1.4 million. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $144.8 million and $123.0 million at December 31, 2013 and 2012, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $19.7 million, $9.0 million and $(3.8) million in 2013, 2012 and 2011, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

We used the following assumptions for the deferred compensation plan to calculate:

	2013	2012
Benefit obligations:
Discount rate	4.75%	4.00%
Net periodic cost:
Discount rate	4.00%	4.50%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2013, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 4.75 percent annual increase in compensation until the participant's normal retirement date (age 65 and completion of five years of service).

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2013 were as follows (dollars in millions):

2014	$6.0
2015	6.2
2016	6.4
2017	6.7
2018	7.2
2019 - 2023	41.9

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $4.6 million, $4.5 million and $4.5 million in 2013, 2012 and 2011, respectively. Employer matching contributions are discretionary.

9. SHAREHOLDERS' EQUITY

In November 2009, we completed the private sale of 16.4 million shares of our common stock and warrants to purchase 5.0 million shares of our common stock to Paulson on behalf of several investment funds and accounts managed by Paulson. Concurrently with the completion of the private placement of our common stock and warrants, we entered into an investor rights agreement with Paulson, pursuant to which we granted to Paulson, among other things, certain registration rights with respect to certain securities and certain preemptive rights, and Paulson agreed to, among other things, certain restrictions on transfer of certain securities, certain voting limitations and certain standstill provisions. The warrants have an exercise price of $6.50 per share of common stock, subject to customary anti-dilution adjustments. Prior to June 30, 2013, the warrants were not exercisable, except under limited circumstances. Commencing on June 30, 2013, the warrants are exercisable for shares of our common stock at the option of the holder at any time, subject to certain exceptions. The warrants expire on December 30, 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2013		2012		2011
Balance, beginning of year	221,502		241,305		251,084
Treasury stock purchased and retired	(8,949)		(21,533)		(11,120)
Conversion of 7.0% Debentures	4,739		—		—
Stock options exercised	2,087		1,191		862
Restricted and performance stock vested	945	(a)	539	(a)	479	(a)
Balance, end of year	220,324		221,502		241,305
____________________

(a)
In 2013, 2012 and 2011, such amount was reduced by 472 thousand shares, 237 thousand shares and 200 thousand shares, respectively, which were tendered for the payment of required federal and state tax withholdings owed on the vesting of restricted stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities. In 2013, 2012 and 2011, we repurchased 8.9 million, 21.5 million and 11.1 million shares, respectively, of common stock for $118.4 million, $180.2 million and $69.8 million, respectively, under the securities repurchase program. The Company purchased $63.8 million aggregate principal amount of our 7.0% Debentures in 2013 as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Such repayments were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $397.4 million as of December 31, 2013.

In May 2012, we initiated a common stock dividend program. In 2013 and 2012 dividends declared and paid on common stock totaled $24.4 million ($0.11 per common share) and $13.9 million ($0.06 per common share), respectively.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2013, 9.1 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vested on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 through 2009 generally vested on a graded basis over a three year service term and expire five years from the date of grant. Our stock options granted in 2010 through 2013 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2013 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	6,655	$9.72
Options granted	1,447	11.01
Exercised	(2,087)	7.27		$6.0
Forfeited or terminated	(436)	13.95
Outstanding at the end of the year	5,579	10.64	4.0	$32.5
Options exercisable at the end of the year	2,529		2.1	$13.9
Available for future grant	9,099

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

We recognized compensation expense related to stock options totaling $7.2 million ($4.7 million after income taxes) in 2013, $6.7 million ($4.4 million after income taxes) in 2012 and $.2 million ($.1 million after income taxes) in 2011. Compensation expense in 2011 was reduced by $7.4 million to reflect the true-up of forfeiture estimates for awards with service conditions. Compensation expense related to stock options reduced both basic and diluted earnings per share by two cents, two cents and nil cents in 2013, 2012 and 2011, respectively. At December 31, 2013, the unrecognized compensation expense for non-vested stock options totaled $9.3 million which is expected to be recognized over a weighted average period of 1.9 years. Cash received by the Company from the exercise of stock options was $15.2 million, $3.1 million and $2.2 million during 2013, 2012 and 2011, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2013	2012	2011
	Grants	Grants	Grants
Weighted average risk-free interest rates	.8%	.9%	2.2%
Weighted average dividend yields	.7%	—%	—%
Volatility factors	107%	108%	107%
Weighted average expected life (in years)	4.8	4.7	4.8
Weighted average fair value per share	$8.02	$5.76	$5.68

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2013, 2012 and 2011.

The following table summarizes information about stock options outstanding at December 31, 2013 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$1.13	76	0.3	$1.13	76	$1.13
$3.05 - $3.11	272	0.4	3.05	272	3.05
$5.78 - $6.77	726	3.2	6.45	723	6.45
$7.38 - $7.74	1,964	4.8	7.46	382	7.39
$8.29 - $12.34	1,415	6.1	10.77	—	—
$12.74 - $18.97	91	4.0	16.23	41	18.90
$20.00 - $25.45	1,035	1.2	21.62	1,035	21.62
	5,579			2,529

During 2013, 2012 and 2011, the Company granted .2 million, .7 million and .9 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $12.00 per share, $7.35 per share and $6.97 per share, respectively. The fair value of such grants totaled $2.1 million, $5.0 million and $6.0 million in 2013, 2012 and 2011, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2013 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	1,162	$7.08
Granted	178	12.00
Vested	(749)	7.42
Forfeited	(70)	6.94
Non-vested shares, end of year	521	8.29

At December 31, 2013, the unrecognized compensation expense for non-vested restricted stock totaled $2.5 million which is expected to be recognized over a weighted average period of 1.6 years. At December 31, 2012, the unrecognized compensation expense for non-vested restricted stock totaled $5.4 million. We recognized compensation expense related to restricted stock awards totaling $4.5 million, $4.5 million and $4.3 million in 2013, 2012 and 2011, respectively. The fair value of restricted stock that vested during 2013, 2012 and 2011 was $5.6 million, $4.4 million and $3.2 million, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In 2013, 2012 and 2011, the Company granted performance units totaling 424,400, 406,500 and 416,700, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2010	—	555	652
Granted in 2011	—	—	417
Forfeited	—	(555)	(233)
Awards outstanding at December 31, 2011	—	—	836
Granted in 2012	203	—	203
Forfeited	(10)	—	(62)
Awards outstanding at December 31, 2012	193	—	977
Granted in 2013	212	212	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	223
Shares vested in 2013	—	—	(668)
Forfeited	(23)	(8)	(62)
Awards outstanding at December 31, 2013	382	204	470
_________________________
(a) The performance units provide for a payout of up to 150 percent of the award if certain performance levels are achieved.

The grant date fair value of the performance units awarded was $4.4 million and $3.1 million in 2013 and 2012, respectively. We recognized compensation expense of $3.4 million, $3.8 million and $2.0 million in 2013, 2012 and 2011, respectively, related to the performance units.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2013	2012	2011
Net income for basic earnings per share	$478.0	$221.0	$335.7
Add: interest expense on 7.0% Debentures, net of income taxes	1.6	12.2	14.7
Net income for diluted earnings per share	$479.6	$233.2	$350.4
Shares:
Weighted average shares outstanding for basic earnings per share	221,628	233,685	247,952
Effect of dilutive securities on weighted average shares:
7.0% Debentures	5,780	44,037	53,367
Stock options, restricted stock and performance units	2,776	2,762	2,513
Warrants	2,518	943	249
Dilutive potential common shares	11,074	47,742	56,129
Weighted average shares outstanding for diluted earnings per share	232,702	281,427	304,081

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which was equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate was subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of the an indenture dated as of October 16, 2009. On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2013	2012	2011
Direct premiums collected	$3,966.0	$3,883.1	$4,214.7
Reinsurance assumed	38.0	70.4	87.7
Reinsurance ceded	(240.5)	(237.1)	(243.2)
Premiums collected, net of reinsurance	3,763.5	3,716.4	4,059.2
Change in unearned premiums	(16.6)	20.8	17.2
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,298.1)	(1,296.7)	(1,693.5)
Premiums on traditional products with mortality or morbidity risk	2,448.8	2,440.5	2,382.9
Fees and surrender charges on interest-sensitive products	295.9	314.9	307.6
Insurance policy income	$2,744.7	$2,755.4	$2,690.5
The four states with the largest shares of 2013 collected premiums were Florida (7.9 percent), Pennsylvania (6.3 percent), Texas (6.2 percent) and California (6.1 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2013	2012	2011
Commission expense	$103.8	$115.8	$131.7
Salaries and wages	234.0	226.6	212.2
Other	428.4	476.9	360.6
Total other operating costs and expenses	$766.2	$819.3	$704.5

Changes in the present value of future profits were as follows (dollars in millions):

	2013	2012	2011
Balance, beginning of year	$626.0	$697.7	$1,008.6
Amortization	(92.0)	(93.5)	(113.7)
Amounts related to fair value adjustment of fixed maturities, available for sale	145.3	21.8	(197.2)
Balance, end of year	$679.3	$626.0	$697.7

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 10 percent of the December 31, 2013 balance of the present value of future profits in 2014, 9 percent in 2015, 8 percent in 2016, 7 percent in 2017 and 7 percent in 2018. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2013, 2012 and 2011.

In accordance with authoritative guidance, we are required to amortize the present value of future profits in relation to estimated gross profits for interest-sensitive life products and annuity products. Such guidance also requires that estimates of expected gross profits used as a basis for amortization be evaluated regularly, and that the total amortization recorded to date be adjusted by a charge or credit to the statement of operations, if actual experience or other evidence suggests that earlier estimates should be revised.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in deferred acquisition costs were as follows (dollars in millions):

	2013	2012	2011
Balance, beginning of year	$629.7	$797.1	$999.6
Additions	222.8	191.7	216.7
Amortization	(204.3)	(195.5)	(183.7)
Amounts related to fair value adjustment of fixed maturities, available for sale	315.9	(163.6)	(235.5)
Other	4.0	—	—
Balance, end of year	$968.1	$629.7	$797.1

11. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2013	2012	2011
Cash flows from operating activities:
Net income	$478.0	$221.0	$335.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	324.6	315.0	323.6
Income taxes	(181.2)	(71.8)	(32.9)
Insurance liabilities	465.8	330.0	346.4
Accrual and amortization of investment income	(276.3)	(100.7)	64.5
Deferral of policy acquisition costs	(222.8)	(191.7)	(216.7)
Net realized investment gains	(33.6)	(81.1)	(61.8)
Loss related to reinsurance transaction	98.4	—	—
Loss on extinguishment of debt	65.4	200.2	3.4
Other	2.1	14.0	12.6
Net cash provided by operating activities	$720.4	$634.9	$774.8

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2013	2012	2011
Stock options, restricted stock and performance units	$15.1	$13.7	$5.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2013	2012
Statutory capital and surplus	$1,711.9	$1,560.4
Asset valuation reserve	233.9	222.2
Interest maintenance reserve	582.4	585.8
Total	$2,528.2	$2,368.4

Statutory capital and surplus included investments in upstream affiliates of $52.4 million at both December 31, 2013 and 2012, which was eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $386.5 million, $350.4 million and $366.8 million in 2013, 2012 and 2011, respectively. Included in such net income were net realized capital gains, net of income taxes, of $19.0 million, $13.0 million and $3.7 million in 2013, 2012 and 2011, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $159.7 million, $155.3 million and $147.7 million in 2013, 2012 and 2011, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". During 2013, our insurance subsidiaries paid extraordinary dividends of $236.8 million to CDOC, Inc. ("CDOC") (our wholly owned subsidiary and the immediate parent of Washington National, Conseco Life and Conseco Life Insurance Company of Texas). The holding companies made no capital contributions to its insurance subsidiaries in 2013.

Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2013. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. The payment of interest on surplus debentures requires either prior written notice or approval of the director or commissioner of the applicable state insurance department. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital ("RBC") and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 125 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. In 2011, the NAIC approved an increase in the RBC requirements that would subject a company to the trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year (previously between 100 percent and 125 percent). However, this change will require the states to modify their RBC law before it becomes effective for their domiciled insurance companies. The 2013 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

At December 31, 2013, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Senior Secured Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

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

We measure segment performance by excluding loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests and loss on extinguishment of debt depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2013	2012	2011
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$28.9	$28.4	$33.4
Health	1,311.2	1,342.7	1,347.3
Life	308.6	286.3	231.7
Net investment income (a)	1,005.7	838.9	766.3
Fee revenue and other income (a)	19.0	15.2	13.8
Total Bankers Life revenues	2,673.4	2,511.5	2,392.5
Washington National:
Insurance policy income:
Health	586.5	575.2	569.5
Life	14.2	15.2	15.6
Net investment income (a)	206.5	204.1	189.5
Fee revenue and other income (a)	.9	1.1	1.0
Total Washington National revenues	808.1	795.6	775.6
Colonial Penn:
Insurance policy income:
Health	4.3	5.2	5.9
Life	227.8	212.6	197.1
Net investment income (a)	40.0	40.4	41.1
Fee revenue and other income (a)	.8	.7	.9
Total Colonial Penn revenues	272.9	258.9	245.0
Other CNO Business:
Insurance policy income:
Annuities	12.1	10.6	12.2
Health	24.7	26.3	29.4
Life	226.4	252.9	248.4
Net investment income (a)	341.8	340.6	344.1
Fee revenue and other income (a)	5.1	—	—
Total Other CNO Business revenues	610.1	630.4	634.1
Corporate operations:
Net investment income	39.8	62.4	13.1
Fee and other income	6.2	2.8	2.5
Total corporate revenues	46.0	65.2	15.6
Total revenues	4,410.5	4,261.6	4,062.8

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2013	2012	2011
Expenses:
Bankers Life:
Insurance policy benefits	$1,788.7	$1,642.9	$1,570.1
Amortization	187.5	187.6	206.3
Interest expense on investment borrowings	6.7	5.3	4.8
Other operating costs and expenses	380.0	374.8	320.4
Total Bankers Life expenses	2,362.9	2,210.6	2,101.6
Washington National:
Insurance policy benefits	470.5	447.1	464.5
Amortization	53.8	47.7	44.9
Interest expense on investment borrowings	1.9	2.8	.7
Other operating costs and expenses	161.1	170.9	169.4
Total Washington National expenses	687.3	668.5	679.5
Colonial Penn:
Insurance policy benefits	165.7	161.1	150.1
Amortization	14.5	15.0	15.0
Other operating costs and expenses	105.2	91.4	84.6
Total Colonial Penn expenses	285.4	267.5	249.7
Other CNO Business:
Insurance policy benefits	469.2	508.4	479.9
Amortization	19.9	33.8	39.8
Interest expense on investment borrowings	19.3	19.9	20.3
Other operating costs and expenses	76.2	117.1	78.8
Total Other CNO Business expenses	584.6	679.2	618.8
Corporate operations:
Interest expense on corporate debt	51.3	66.2	76.3
Interest expense on borrowings of variable interest entities	.1	20.0	11.8
Interest expense on investment borrowings	—	.4	.2
Other operating costs and expenses	27.3	65.1	51.3
Total corporate expenses	78.7	151.7	139.6
Total expenses	3,998.9	3,977.5	3,789.2
Income (loss) before loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes:

Bankers Life	310.5	300.9	290.9
Washington National	120.8	127.1	96.1
Colonial Penn	(12.5)	(8.6)	(4.7)
Other CNO Business	25.5	(48.8)	15.3
Corporate operations	(32.7)	(86.5)	(124.0)
Income before loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	$411.6	$284.1	$273.6
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses is as follows (dollars in millions):

	2013	2012	2011
Total segment revenues	$4,410.5	$4,261.6	$4,062.8
Net realized investment gains	33.4	81.1	61.8
Revenues related to certain non-strategic investments and earnings attributable to non-controlling interests	32.2	—	—
Consolidated revenues	$4,476.1	$4,342.7	$4,124.6

Total segment expenses	$3,998.9	$3,977.5	$3,789.2
Loss related to reinsurance transaction	98.4	—	—
Insurance policy benefits - fair value changes in embedded derivative liabilities (a)	(54.4)	4.4	34.4
Amortization related to fair value changes in embedded derivative liabilities (a)	19.0	(1.6)	(14.0)
Amortization related to net realized investment gains	1.6	6.5	5.4
Expenses related to certain non-strategic investments and earnings attributable to non-controlling interests	42.4	—	—
Loss on extinguishment of debt	65.4	200.2	3.4
Consolidated expenses	$4,171.3	$4,187.0	$3,818.4

____________

(a)
Prior to June 30, 2011, we maintained a specific block of investments in our trading securities account (which we carried at estimated fair value with changes in such value recognized as investment income from policyholder and reinsurer accounts and other special-purpose portfolios) to offset the income statement volatility caused by the effect of interest rate fluctuations on the value of embedded derivatives related to our fixed index annuity products.  During the second quarter of 2011, we sold this trading portfolio, which resulted in $35.4 million, $(2.8) million and $(20.4) million of increased (decreased) earnings in 2013, 2012 and 2011, respectively, since the volatility caused by the accounting requirements to record embedded options at fair value was no longer being offset.

Segment balance sheet information was as follows (dollars in millions):

	2013	2012
Assets:
Bankers Life	$18,230.2	$17,637.7
Washington National	4,655.3	4,499.5
Colonial Penn	891.1	917.8
Other CNO Business	8,483.7	8,679.5
Corporate operations	2,520.3	2,396.9
Total assets	$34,780.6	$34,131.4
Liabilities:
Bankers Life	$15,866.4	$15,590.1
Washington National	3,665.2	3,425.6
Colonial Penn	766.6	749.6
Other CNO Business	7,531.2	7,451.1
Corporate operations	1,996.0	1,865.7
Total liabilities	$29,825.4	$29,082.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2013
Bankers Life	$263.2	$627.8	$14,575.0
Washington National	343.2	182.6	2,919.0
Colonial Penn	55.7	67.4	766.2
Other CNO Business	17.2	90.3	6,615.6
Total	$679.3	$968.1	$24,875.8
2012
Bankers Life	$168.8	$332.8	$14,548.0
Washington National	375.8	157.3	2,911.7
Colonial Penn	63.6	57.5	763.1
Other CNO Business	17.8	82.1	6,866.7
Total	$626.0	$629.7	$25,089.5

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

2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,142.6	$1,081.5	$1,093.8	$1,158.2
Income before income taxes	$34.6	$114.7	$114.4	$41.1
Income tax expense (benefit)	22.7	37.6	(168.6)	(64.9)
Net income	$11.9	$77.1	$283.0	$106.0
Earnings per common share:
Basic:
Net income	$.05	$.35	$1.27	$.48
Diluted:
Net income	$.05	$.34	$1.23	$.47

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,123.9	$1,065.0	$1,093.0	$1,060.8
Income (loss) before income taxes	$92.3	$104.5	$(158.8)	$117.7
Income tax expense (benefit)	33.2	38.8	(153.8)	16.5
Net income (loss)	$59.1	$65.7	$(5.0)	$101.2
Earnings per common share:
Basic:
Net income (loss)	$.25	$.28	$(.02)	$.45
Diluted:
Net income (loss)	$.21	$.24	$(.02)	$.41

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE, which in one case, is less than two months prior to the end of our reporting period. The following is a description of our significant investments in VIEs.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including new VIEs which were consolidated in the first quarters of 2013 and 2012).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $150.4 million in 2018; $492.0 million in 2022; and $381.8 million in 2024. The Company has no further commitments to the VIEs.

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	December 31, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,046.7	$—	$1,046.7
Notes receivable of VIEs held by insurance subsidiaries	—	(108.5)	(108.5)
Cash and cash equivalents held by variable interest entities	104.3	—	104.3
Accrued investment income	1.9	—	1.9
Income tax assets, net	5.4	(2.5)	2.9
Other assets	22.6	(.9)	21.7
Total assets	$1,180.9	$(111.9)	$1,069.0
Liabilities:
Other liabilities	$66.0	$(4.0)	$62.0
Borrowings related to variable interest entities	1,012.3	—	1,012.3
Notes payable of VIEs held by insurance subsidiaries	112.5	(112.5)	—
Total liabilities	$1,190.8	$(116.5)	$1,074.3

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

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2013	2012	2011
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$42.3	$31.3	$18.8
Fee revenue and other income	1.8	1.6	1.2
Total revenues	44.1	32.9	20.0
Expenses:
Interest expense	26.0	20.0	11.8
Other operating expenses	1.4	.6	.7
Total expenses	27.4	20.6	12.5
Income before net realized investment losses and income taxes	16.7	12.3	7.5
Net realized investment losses	(1.6)	(.4)	(1.3)
Income before income taxes	$15.1	$11.9	$6.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2013, such loans had an amortized cost of $1,045.1 million; gross unrealized gains of $4.7 million; gross unrealized losses of $3.1 million; and an estimated fair value of $1,046.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.5	$6.5
Due after one year through five years	355.8	357.3
Due after five years through ten years	682.8	682.9
Total	$1,045.1	$1,046.7

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2013, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.8	$2.8
Due after one year through five years	103.1	102.7
Due after five years through ten years	260.6	257.9
Total	$366.5	$363.4

There were no investments held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of December 31, 2013.

During 2013, we recognized net realized investment losses on the VIE investments of $1.6 million, which were comprised of $.5 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During 2012, we recognized net realized investment losses on the VIE investments of $.4 million, which were comprised of $.4 million of net gains from the sales of fixed maturities, and $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2011, we recognized net realized investment losses on the VIE investments of $1.3 million, which were comprised of $3.0 million of net gains from the sales of fixed maturities, and $4.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2013, there were no investments held by the VIEs that were in default.

During 2013, $11.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.9 million. During 2012, $34.9 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.3 million. During 2011, $27.5 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.7 million.

At December 31, 2013, the VIEs held:  (i) investments with a fair value of $355.5 million and gross unrealized losses of $3.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $7.9 million and no gross unrealized losses that had been in an unrealized loss position for greater than twelve months.

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

At December 31, 2013, we hold investments in various limited partnerships, in which we are not the primary beneficiary, totaling $19.7 million (classified as other invested assets).  At December 31, 2013, we had unfunded commitments to these partnerships of $43.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 122 for a list of financial statements included in this Report.
	2.	Financial Statement Schedules:
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

Dated:  February 24, 2014

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 24, 2014
Edward J. Bonach	(Principal Executive Officer)

/s/ FREDERICK J. CRAWFORD	Executive Vice President	February 24, 2014
Frederick J. Crawford	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 24, 2014
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 24, 2014
Ellyn L. Brown

/s/ ROBERT C. GREVING	Director	February 24, 2014
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 24, 2014
Mary R. Henderson

/s/ R. KEITH LONG	Director	February 24, 2014
R. Keith Long

/s/ NEAL C. SCHNEIDER	Director	February 24, 2014
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 24, 2014
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 24, 2014
Michael T. Tokarz

/s/ JOHN G. TURNER	Director	February 24, 2014
John G. Turner

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors
of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 24, 2014 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 24, 2014

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2013 and 2012
(Dollars in millions)

ASSETS
	2013	2012
Fixed maturities, available for sale, at fair value (amortized cost: 2013 - $51.8; 2012 - $66.3)	$51.7	$68.5
Cash and cash equivalents - unrestricted	131.1	165.7
Equity securities at fair value (cost: 2013 - $65.3; 2012 - $28.5)	79.6	30.0
Trading securities	2.1	2.3
Other invested assets	22.2	26.3
Investment in wholly-owned subsidiaries (eliminated in consolidation)	5,550.9	6,034.5
Income tax assets, net	107.6	—
Other invested assets - affiliated (eliminated in consolidation)	19.9	—
Receivable from subsidiaries (eliminated in consolidation)	1.7	1.4
Other assets	22.1	22.7
Total assets	$5,988.9	$6,351.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$856.4	$1,004.2
Payable to subsidiaries (eliminated in consolidation)	108.7	110.9
Income tax liabilities, net	—	105.6
Other liabilities	68.6	81.4
Total liabilities	1,033.7	1,302.1
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2013 - 220,323,823; 2012 – 221,502,371)	4,095.0	4,176.9
Accumulated other comprehensive income	731.8	1,197.4
Retained earnings (accumulated deficit)	128.4	(325.0)
Total shareholders' equity	4,955.2	5,049.3
Total liabilities and shareholders' equity	$5,988.9	$6,351.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Revenues:
Net investment income (loss)	$21.1	$22.3	$(4.0)
Net realized investment gains	.4	1.9	1.0
Investment income from subsidiaries (eliminated in consolidation)	1.6	—	.2
Total revenues	23.1	24.2	(2.8)
Expenses:
Interest expense	51.4	66.6	76.3
Intercompany expenses (eliminated in consolidation)	.3	.4	.3
Operating costs and expenses	26.1	50.9	53.8
Loss on extinguishment of debt	65.4	200.2	3.4
Total expenses	143.2	318.1	133.8
Loss before income taxes and equity in undistributed earnings of subsidiaries	(120.1)	(293.9)	(136.6)
Income tax benefit on period income	(8.8)	(59.8)	(42.2)
Loss before equity in undistributed earnings of subsidiaries	(111.3)	(234.1)	(94.4)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	589.3	455.1	430.1
Net income	$478.0	$221.0	$335.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Cash flows used by operating activities	$(65.9)	$(95.3)	$(85.5)
Cash flows from investing activities:
Sales of investments	95.8	159.7	1,422.9
Sales of investments - affiliated*	—	—	10.0
Purchases of investments	(119.3)	(145.0)	(1,569.5)
Purchases of investments - affiliated*	(10.0)	—	(10.0)
Net sales (purchases) of trading securities	12.6	37.4	(16.5)
Dividends received from consolidated subsidiary, net of capital contributions*	242.8	245.0	236.0
Change in restricted cash	—	26.0	(26.0)
Net cash provided by investing activities	221.9	323.1	46.9
Cash flows from financing activities:
Issuance of notes payable, net	—	944.5	—
Payments on notes payable	(126.9)	(810.6)	(144.8)
Issuance of common stock	15.1	3.1	2.2
Payments to repurchase common stock	(118.4)	(180.2)	(69.8)
Common stock dividends paid	(24.4)	(13.9)	—
Expenses related to extinguishment of debt	(61.6)	(183.0)	—
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	(12.6)	(24.0)	—
Investment borrowings - repurchase agreements, net	—	(24.8)	24.8
Issuance of notes payable to affiliates*	222.1	208.6	169.7
Payments on notes payable to affiliates*	(83.9)	(52.0)	(33.3)
Net cash used by financing activities	(190.6)	(132.3)	(51.2)
Net increase (decrease) in cash and cash equivalents	(34.6)	95.5	(89.8)
Cash and cash equivalents, beginning of the year	165.7	70.2	160.0
Cash and cash equivalents, end of the year	$131.1	$165.7	$70.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Life insurance inforce:
Direct	$53,304.9	$53,750.8	$56,540.1
Assumed	305.7	325.7	349.3
Ceded	(11,477.6)	(12,392.4)	(13,616.9)
Net insurance inforce	$42,133.0	$41,684.1	$43,272.5
Percentage of assumed to net	.7%	.8%	.8%

	2013	2012	2011
Insurance policy income:
Direct	$2,623.5	$2,591.1	$2,540.6
Assumed	37.4	69.4	80.4
Ceded	(212.1)	(220.0)	(238.1)
Net premiums	$2,448.8	$2,440.5	$2,382.9
Percentage of assumed to net	1.5%	2.8%	3.4%

EXHIBIT INDEX
Exhibit
No.    Description

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 8, 2013.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of February 28, 2013, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 28, 2013.

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

EXHIBIT INDEX
Exhibit
No.    Description

10.2
Credit Agreement dated as of September 28, 2012 by and among CNO Financial Group, Inc., JPMorgan Chase Bank, N.A., as agent, and the lenders form time to time party thereto, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 1, 2012, as amended by First Amendment to Credit Agreement dated as of May 20, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 21, 2013.

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

10.6
Debenture Repurchase Agreement dated September 4, 2012 among CNO Financial Group, Inc., Paulson Credit Opportunities Master Ltd. and Paulson Recovery Master Fund Ltd., incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed September 10, 2012.

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

10.9	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.10
Form of executive stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

10.11
Form of executive restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.12
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

EXHIBIT INDEX
Exhibit
No.    Description

10.14	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.15	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.16
Form of performance unit award agreement under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18
Amended and Restated Employment Agreement dated as of May 31, 2013 between CNO Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.19
Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2011.

10.20
Employment Agreement dated as of September 14, 2011 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.21
Employment Agreement dated as of January 13, 2012 between CNO Financial Group, Inc. and Frederick J. Crawford, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 19, 2012.

10.22
Amended and Restated Employment Agreement dated as of September 27, 2011 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.23
Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.24
Employment Agreement dated as of September 24, 2013 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.25
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.26
Employment Agreement dated as of July 23, 2012 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

EXHIBIT INDEX
Exhibit
No.    Description

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

COMPENSATION PLANS AND ARRANGEMENTS

10.8
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.9	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.10
Form of executive stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2005.

10.11
Form of executive restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.14	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.16
Form of performance unit award agreement under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

EXHIBIT INDEX
Exhibit
No.    Description

10.17
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18
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

10.19
Amended and Restated Employment Agreement dated as of November 1, 2011 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2011.

10.20
Employment Agreement dated as of September 14, 2011 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.21
Employment Agreement dated as of January 13, 2012 between CNO Financial Group, Inc. and Frederick J. Crawford, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 19, 2012.

10.22
Amended and Restated Employment Agreement dated as of September 27, 2011 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.24
Employment Agreement dated as of September 24, 2013 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.25
Employment Agreement dated as of June 7, 2011 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment dated April 30, 2012, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.26
Employment Agreement dated as of July 23, 2012 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.