Form 10-Q
period 2014-03-31
CNO Financial Group, Inc.
filed 2014-05-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of April 24, 2014:  217,857,078

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2014	December 31, 2013

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2014 - $18,465.6; December 31, 2013 - $21,860.6)	$20,143.8	$23,178.3
Equity securities at fair value (cost: March 31, 2014 - $260.5; December 31, 2013 - $237.9)	277.6	249.3
Mortgage loans	1,501.7	1,729.5
Policy loans	102.6	277.0
Trading securities	235.5	247.6
Investments held by variable interest entities	1,134.1	1,046.7
Other invested assets	409.5	423.3
Total investments	23,804.8	27,151.7
Cash and cash equivalents - unrestricted	285.4	699.0
Cash and cash equivalents held by variable interest entities	140.3	104.3
Accrued investment income	259.3	286.9
Present value of future profits	527.7	679.3
Deferred acquisition costs	740.4	968.1
Reinsurance receivables	3,072.8	3,392.1
Income tax assets, net	870.7	1,147.2
Assets held in separate accounts	10.0	10.3
Other assets	401.0	341.7
Assets of subsidiary being sold	4,346.3	—
Total assets	$34,458.7	$34,780.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2014	December 31, 2013

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,625.3	$12,776.4
Future policy benefits	10,138.6	11,222.5
Liability for policy and contract claims	482.2	566.0
Unearned and advanced premiums	279.5	300.6
Liabilities related to separate accounts	10.0	10.3
Other liabilities	727.4	590.6
Payable to reinsurer	—	590.3
Investment borrowings	1,499.4	1,900.0
Borrowings related to variable interest entities	1,019.4	1,012.3
Notes payable – direct corporate obligations	844.1	856.4
Liabilities of subsidiary being sold	4,122.6	—
Total liabilities	29,748.5	29,825.4
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2014 – 219,266,947; December 31, 2013 – 220,323,823)	2.2	2.2
Additional paid-in capital	4,054.7	4,092.8
Accumulated other comprehensive income	766.2	731.8
Retained earnings (accumulated deficit)	(112.9)	128.4
Total shareholders' equity	4,710.2	4,955.2
Total liabilities and shareholders' equity	$34,458.7	$34,780.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Insurance policy income	$685.9	$691.2
Net investment income (loss):
General account assets	348.1	351.9
Policyholder and reinsurer accounts and other special-purpose portfolios	20.9	77.7
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	35.3	15.3
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(11.9)	—
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(11.9)	—
Total realized gains	23.4	15.3
Fee revenue and other income	6.4	6.5
Total revenues	1,084.7	1,142.6
Benefits and expenses:
Insurance policy benefits	690.3	754.1
Loss on sale of subsidiary	278.6	—
Interest expense	24.6	27.3
Amortization	66.7	79.3
Loss on extinguishment of debt	—	57.7
Other operating costs and expenses	194.1	189.6
Total benefits and expenses	1,254.3	1,108.0
Income (loss) before income taxes	(169.6)	34.6
Income tax expense:
Tax expense on period income	39.0	33.2
Valuation allowance for deferred tax assets and other tax items	19.4	(10.5)
Net income (loss)	$(228.0)	$11.9
Earnings per common share:
Basic:
Weighted average shares outstanding	220,307,000	222,081,000
Net income (loss)	$(1.03)	$.05
Diluted:
Weighted average shares outstanding	220,307,000	243,467,000
Net income (loss)	$(1.03)	$.05

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$(228.0)	$11.9
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	393.8	(183.3)
Amortization of present value of future profits and deferred acquisition costs	(77.4)	20.7
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(237.5)	135.3
Reclassification adjustments:
For net realized investment gains included in net income (loss)	(26.0)	(14.8)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income (loss)	.4	.8
Unrealized gains (losses) on investments	53.3	(41.3)
Change related to deferred compensation plan	.3	1.0
Other comprehensive income (loss) before tax	53.6	(40.3)
Income tax (expense) benefit related to items of accumulated other comprehensive income	(19.2)	13.6
Other comprehensive income (loss), net of tax	34.4	(26.7)
Comprehensive loss	$(193.6)	$(14.8)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	11.9	11.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $13.8)	—	(27.0)	—	(27.0)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.2)	—	.3	—	.3
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Dividends on common stock	—	—	(4.4)	(4.4)
Stock options, restricted stock and performance units	11.1	—	—	11.1
Balance, March 31, 2013	$4,175.4	$1,170.7	$(317.5)	$5,028.6

Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(228.0)	(228.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $19.1)	—	34.2	—	34.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.1)	—	.2	—	.2
Cost of shares acquired	(41.0)	—	—	(41.0)
Dividends on common stock	—	—	(13.3)	(13.3)
Stock options, restricted stock and performance units	2.9	—	—	2.9
Balance, March 31, 2014	$4,056.9	$766.2	$(112.9)	$4,710.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2014		2013
Cash flows from operating activities:
Insurance policy income	$593.2		$622.4
Net investment income	321.1		314.4
Fee revenue and other income	6.4		6.5
Insurance policy benefits	(523.7)		(542.4)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Interest expense	(18.3)		(20.1)
Deferrable policy acquisition costs	(56.7)		(53.5)
Other operating costs	(211.3)		(212.0)
Taxes	(.7)		(.7)
Net cash from operating activities	(480.3)	(a)	114.6
Cash flows from investing activities:
Sales of investments	807.2		547.4
Maturities and redemptions of investments	469.6		630.4
Purchases of investments	(1,010.2)		(1,656.7)
Net sales (purchases) of trading securities	(3.1)		41.2
Change in cash and cash equivalents held by variable interest entities	(36.0)		(408.0)
Cash and cash equivalents held by subsidiary being sold	(50.0)		—
Other	(5.9)		(7.0)
Net cash provided (used) by investing activities	171.6		(852.7)
Cash flows from financing activities:
Payments on notes payable	(12.5)		(72.8)
Expenses related to extinguishment of debt	—		(54.7)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—		(12.6)
Issuance of common stock	3.4		11.6
Payments to repurchase common stock	(33.0)		—
Common stock dividends paid	(13.3)		(4.4)
Amounts received for deposit products	329.6		308.5
Withdrawals from deposit products	(368.7)		(374.1)
Issuance of investment borrowings:
Federal Home Loan Bank	200.0		200.0
Related to variable interest entities	24.1		376.3
Payments on investment borrowings:
Federal Home Loan Bank	(217.2)		—
Related to variable interest entities and other	(17.3)		(.1)
Investment borrowings - repurchase agreements, net	—		29.5
Net cash provided (used) by financing activities	(104.9)		407.2
Net decrease in cash and cash equivalents	(413.6)		(330.9)
Cash and cash equivalents, beginning of period	699.0		582.5
Cash and cash equivalents, end of period	$285.4		$251.6
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2014 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2013, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

AGREEMENT TO SELL SUBSIDIARY

On March 2, 2014, CNO entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wilton Reassurance Company ("Wilton Re"), pursuant to which CNO has agreed to sell to Wilton Re all of the issued and outstanding shares of Conseco Life Insurance Company ("CLIC"), an indirect wholly owned subsidiary of CNO. Based on CLIC’s statutory capital and surplus as of March 31, 2014, as adjusted for certain intercompany reinsurance transactions to be completed prior to the closing, the purchase price is expected to be approximately $220 million in cash, subject to further adjustment as specified in the Stock Purchase Agreement for changes in CLIC’s statutory capital and surplus from March 31, 2014 to the closing date. Pursuant to the terms of our Senior Secured Credit Agreement (as defined in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations"), we are required to make a mandatory prepayment with the net proceeds received from the sale in excess of $125.0 million.

The transaction, which is expected to close by mid-year 2014, is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions.  No assurance can be given that the transaction will be completed.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The Stock Purchase Agreement contemplates that, at the closing, CNO Services, LLC ("CNO Services"), an indirect wholly owned subsidiary of CNO, will enter into a transition services agreement and a special support services agreement with Wilton Re, pursuant to which CNO Services will make available to Wilton Re and its affiliates, for a limited period of time, certain services required for the operation of CLIC's business following the closing. The costs of the services provided to Wilton Re are expected to approximate the fees received under the agreements.

We have accounted for the sale of CLIC as held for sale as management has entered into a definitive contract to sell the subsidiary and the completion of the sale is probable during the next 12 months at a determinable price. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. As the carrying amount of the CLIC business being sold exceeded its costs to sell, we have recognized an estimated loss on the sale of CLIC in the three months ended March 31, 2014, as summarized below (dollars in millions):

Estimated net cash proceeds	$219.8
Net assets sold:
Investments	3,925.6
Cash and cash equivalents	50.0
Present value of future profits and deferred acquisition costs	54.8
Reinsurance receivables	159.6
Income tax assets, net	91.0
Other assets	65.3
Liabilities for insurance products	(3,234.1)
Other liabilities	(33.1)
Investment borrowings	(383.5)
Accumulated other comprehensive income	(197.2)
Net assets sold	498.4
Estimated loss before taxes	(278.6)
Tax expense related to tax gain on sale	13.2
Previously unrecognized tax benefit now recognized as a result of the gain	(7.4)
Valuation allowance release related to the gain	(5.8)
Valuation allowance increase related to the decrease in projected future taxable income	19.4
Estimated net loss	$(298.0)

Because the tax basis of CLIC is lower than the estimated cash proceeds, the transaction will generate a taxable gain and estimated tax expense of $13.2 million (subject to further adjustments for changes in the estimated cash proceeds and CLIC's tax basis at the closing date). Fully offsetting the tax is $7.4 million of previously unrecognized tax benefits (pertaining to a corporate matter unrelated to the sale of CLIC) which may now be recognized and $5.8 million of a valuation allowance release pertaining to net operating loss carryforwards ("NOLs") which may now be utilized. However, the disposition of CLIC is expected to result in a reduction to CNO's taxable income in future periods which also requires us to establish a valuation allowance of $19.4 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The assets and liabilities of the CLIC business being sold have been segregated in the consolidated balance sheet as of March 31, 2014 (the period in which the business was classified as held for sale). The following summarizes the assets and liabilities held for sale as of March 31, 2014 (dollars in millions):

March 31, 2014
Investments	$3,925.6
Cash and cash equivalents - unrestricted	50.0
Accrued investment income	47.7
Present value of future profits	15.8
Deferred acquisition costs	39.0
Reinsurance receivables	159.6
Income tax assets, net	91.0
Other assets	17.6
Assets of subsidiary being sold	$4,346.3

Liabilities for insurance products	$3,234.1
Other liabilities	33.1
Investment borrowings	383.5
Loss accrual	471.9
Liabilities of subsidiary being sold	$4,122.6

The Stock Purchase Agreement also provides that, at the closing, Bankers Life and Casualty Company ("Bankers Life"), an indirect wholly owned subsidiary of CNO, will enter into an agreement pursuant to which Bankers Life will recapture the life insurance business written by Bankers Life that is currently reinsured by Wilton Re.  The entry into this recapture agreement is conditioned on the concurrent consummation of the closing and will be recognized in our consolidated financial statements upon completion.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

OUT-OF-PERIOD ADJUSTMENTS

In the three months ended March 31, 2014, we recorded the net effect of an out-of-period adjustment related to the calculation of incentive compensation accruals which increased other operating costs and expenses by $2.4 million, decreased tax expense by $.8 million and increased our net loss by $1.6 million (or 1 cent per diluted share). In the three months ended March 31, 2013, we recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 2 cents per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses).  Our trading securities totaled $235.5 million and $247.6 million at March 31, 2014 and December 31, 2013, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2014 and December 31, 2013, were as follows (dollars in millions):

	March 31, 2014	December 31, 2013
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$(4.1)	$6.5
Net unrealized gains on all other investments	1,701.0	1,322.6
Adjustment to present value of future profits (a)	(162.0)	(47.7)
Adjustment to deferred acquisition costs	(337.2)	(137.0)
Unrecognized net loss related to deferred compensation plan	(6.8)	(7.1)
Deferred income tax liabilities	(424.7)	(405.5)
Accumulated other comprehensive income	$766.2	$731.8
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At March 31, 2014, adjustments to the present value of future profits, deferred acquisition costs and deferred tax assets included $(138.8) million, $(126.5) million and $94.3 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2014, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,313.9	$1,345.6	$(52.2)	$13,607.3	$—
United States Treasury securities and obligations of United States government corporations and agencies	143.9	2.7	(.4)	146.2	—
States and political subdivisions	1,929.5	157.5	(16.2)	2,070.8	—
Asset-backed securities	1,288.7	76.0	(3.7)	1,361.0	—
Collateralized debt obligations	282.7	5.7	(.6)	287.8	—
Commercial mortgage-backed securities	1,151.1	81.0	(2.2)	1,229.9	—
Mortgage pass-through securities	8.4	.5	—	8.9	—
Collateralized mortgage obligations	1,347.4	85.5	(1.0)	1,431.9	(3.8)
Total fixed maturities, available for sale	$18,465.6	$1,754.5	$(76.3)	$20,143.8	$(3.8)
Fixed maturities of CLIC being sold	$3,456.0	$—	$—	$3,456.0	$—

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$118.8	$120.9
Due after one year through five years	1,719.2	1,889.3
Due after five years through ten years	3,042.5	3,307.6
Due after ten years	9,506.8	10,506.5
Subtotal	14,387.3	15,824.3
Structured securities	4,078.3	4,319.5
Total fixed maturities, available for sale	$18,465.6	$20,143.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$41.5	$16.6
Gross realized losses on sale	(5.5)	(2.0)
Impairments:
Total other-than-temporary impairment losses	—	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	—	—
Net realized investment gains from fixed maturities	36.0	14.6
Commercial mortgage loans	—	.7
Impairments of mortgage loans and other investments	(11.9)	—
Other	(.7)	—
Net realized investment gains	$23.4	$15.3

During the first three months of 2014, we recognized net realized investment gains of $23.4 million, which were comprised of $32.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.8 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million and $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2013, we recognized net realized investment gains of $15.3 million, which were comprised of $19.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.5 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.5 million.

At March 31, 2014, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of nil and $.5 million, respectively.

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

During the first three months of 2014, the $5.5 million of realized losses on sales of $86.9 million of fixed maturity securities, available for sale, included:  (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $5.0 million of additional losses related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first three months of 2014, we recognized $11.9 million of impairment losses recorded in earnings which included: (i) a $3.9 million writedown of a commercial mortgage loan related to a property which recently lost a major tenant; and (ii) an $8.0 million impairment related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2014, other-than-temporary impairments included in accumulated other comprehensive income of $3.8 million (before taxes and related amortization) related to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2014, and 2013 (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.3)	$(1.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.3)	$(1.5)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$19.2	$(.4)	$—	$—	$19.2	$(.4)
States and political subdivisions	186.2	(11.6)	63.5	(4.6)	249.7	(16.2)
Corporate securities	980.5	(35.7)	196.3	(16.5)	1,176.8	(52.2)
Asset-backed securities	229.7	(2.9)	35.3	(.8)	265.0	(3.7)
Collateralized debt obligations	26.9	(.6)	—	—	26.9	(.6)
Commercial mortgage-backed securities	77.1	(2.2)	—	—	77.1	(2.2)
Mortgage pass-through securities	.9	—	.4	—	1.3	—
Collateralized mortgage obligations	102.2	(.6)	5.2	(.4)	107.4	(1.0)
Total fixed maturities, available for sale	$1,622.7	$(54.0)	$300.7	$(22.3)	$1,923.4	$(76.3)
Equity securities	$41.0	$(2.2)	$—	$—	$41.0	$(2.2)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2014	2013
Net income (loss) for basic earnings per share	$(228.0)	$11.9
Add: interest expense on 7.0% Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	—	1.2
Net income (loss) for diluted earnings per share	$(228.0)	$13.1
Shares:
Weighted average shares outstanding for basic earnings per share	220,307	222,081
Effect of dilutive securities on weighted average shares:
7.0% Debentures	—	16,591
Stock options, restricted stock and performance units	—	2,828
Warrants	—	1,967
Dilutive potential common shares	—	21,386
Weighted average shares outstanding for diluted earnings per share	220,307	243,467

In the first quarter of 2014, 5,803,000 equivalent common shares (comprised of 2,537,000 shares related to stock options, restricted stock and performance units and 3,266,000 shares related to warrants) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive in such period due to the net loss recognized by the Company resulting from the sale of CLIC.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which was equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate was subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of the an indenture dated as of October 16, 2009. On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures and the right to convert the 7.0% Debentures into shares of its common stock was terminated effective July 30, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the planned sale of CLIC expected to be completed mid-year 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment will include the results of certain life insurance business that will be recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re will be included in our non-operating earnings. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments.

We measure segment performance by excluding the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities ("VIEs"), loss on extinguishment of debt and income taxes ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to VIEs and loss on extinguishment of debt depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$7.5	$7.9
Health	330.5	332.6
Life	78.3	77.5
Net investment income (a)	224.4	261.7
Fee revenue and other income (a)	5.3	3.7
Total Bankers Life revenues	646.0	683.4
Washington National:
Insurance policy income:
Annuities	1.0	1.5
Health	148.9	145.4
Life	5.7	6.0
Net investment income (a)	69.0	77.9
Fee revenue and other income (a)	.2	.2
Total Washington National revenues	224.8	231.0
Colonial Penn:
Insurance policy income:
Health	1.0	1.1
Life	59.5	55.8
Net investment income (a)	10.7	9.9
Fee revenue and other income (a)	.2	.2
Total Colonial Penn revenues	71.4	67.0
Other CNO Business:
Insurance policy income - health	—	6.2
Net investment income (a)	—	8.4
Total Other CNO Business revenues	—	14.6
Corporate operations:
Net investment income	7.0	10.1
Fee and other income	1.4	1.7
Total corporate revenues	8.4	11.8
Total revenues	950.6	1,007.8

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2014	2013
Expenses:
Bankers Life:
Insurance policy benefits	$415.0	$470.5
Amortization	48.2	54.5
Interest expense on investment borrowings	1.9	1.4
Other operating costs and expenses	96.7	94.9
Total Bankers Life expenses	561.8	621.3
Washington National:
Insurance policy benefits	131.8	137.7
Amortization	16.3	17.1
Interest expense on investment borrowings	.4	.5
Other operating costs and expenses	45.2	41.7
Total Washington National expenses	193.7	197.0
Colonial Penn:
Insurance policy benefits	44.7	43.0
Amortization	4.0	3.7
Other operating costs and expenses	28.9	25.7
Total Colonial Penn expenses	77.6	72.4
Other CNO Business:
Insurance policy benefits	—	15.6
Other operating costs and expenses	—	6.3
Total Other CNO Business expenses	—	21.9
Corporate operations:
Interest expense on corporate debt	11.1	15.1
Interest expense on investment borrowings	—	.1
Other operating costs and expenses	14.4	8.7
Total corporate expenses	25.5	23.9
Total expenses	858.6	936.5
Pre-tax operating earnings by segment:
Bankers Life	84.2	62.1
Washington National	31.1	34.0
Colonial Penn	(6.2)	(5.4)
Other CNO Business	—	(7.3)
Corporate operations	(17.1)	(12.1)
Pre-tax operating earnings	$92.0	$71.3
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Total segment revenues	$950.6	$1,007.8
Net realized investment gains	21.3	13.2
Revenues related to certain non-strategic investments and earnings attributable to VIEs	6.3	6.9
Revenues of CLIC being sold	106.5	114.7
Consolidated revenues	1,084.7	1,142.6

Total segment expenses	858.6	936.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	15.2	(3.1)
Amortization related to fair value changes in embedded derivative liabilities	(4.2)	1.0
Amortization related to net realized investment gains	.4	.8
Expenses related to certain non-strategic investments and earnings attributable to VIEs	9.6	8.8
Loss on extinguishment of debt	—	57.7
Loss on sale of subsidiary	278.6	—
Expenses of CLIC being sold	96.1	106.3
Consolidated expenses	1,254.3	1,108.0
Income (loss) before tax	(169.6)	34.6
Income tax expense:
Tax expense on period income	39.0	33.2
Valuation allowance for deferred taxes and other tax items	19.4	(10.5)
Net income (loss)	$(228.0)	$11.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $5.4 million and $57.9 million in the three months ended March 31, 2014 and 2013, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $128.5 million (including $4.3 million classified as "Assets of subsidiary being sold") and $156.2 million at March 31, 2014 and December 31, 2013, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "policyholder account balances", was $930.8 million and $903.7 million at March 31, 2014 and December 31, 2013, respectively. We recognized an increase (decrease) to earnings of $11.0 million and $(2.1) million in the three months ended March 31, 2014 and 2013, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2014, substantially all of our counterparties were rated "BBB+" or higher by Standard & Poor's Corporation ("S&P").

Certain of our reinsurance payable balances contain embedded derivatives.  Such derivatives had an estimated fair value of $3.4 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively.  We record the change in the fair value of these derivatives as a component of investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  We maintain the investments related to these agreements in our trading securities account, which we carry at estimated fair value with changes in such value recognized as investment income (also classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  The change in value of these trading securities offsets the change in value of the embedded derivatives.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $186.5 million (including $23.8 million classified as "Assets of subsidiary being sold") and $180.6 million at March 31, 2014 and December 31, 2013, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $52.1 million and $52.0 million in the first quarters of 2014 and 2013, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $59.6 million and $53.6 million in the first quarters of 2014 and 2013.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs described above.  Reinsurance premiums assumed totaled $10.9 million and $13.7 million in the first quarters of 2014 and 2013, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $6.8 million and $8.9 million in the first quarters of 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate the Medicare Part D prescription drug plan ("PDP") quota-share reinsurance agreement whereby

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

we assumed a portion of the risk related to the PDP business sold through our Bankers Life segment. The PDP premiums received in the first quarter of 2014 represent adjustments on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

In December 2013, two of our insurance subsidiaries with long-term care business in the Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to Beechwood Re Ltd. ("BRe"). Pursuant to the agreements, the insurance subsidiaries paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. The insurance subsidiaries' ceded reserve credits are secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe.

See the note entitled "Accounting for Derivatives" for a discussion of the derivative embedded in the payable related to certain modified coinsurance agreements.

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items include: (i) the loss on the sale of CLIC of $278.6 million in the first three months of 2014; and (ii) the loss on extinguishment of debt of $57.7 million in the first three months of 2013. The components of income tax expense are as follows (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Current tax expense	$2.2	$2.7
Deferred tax expense	36.8	31.0
Income tax expense calculated based on estimated annual effective tax rate	39.0	33.7
Income tax expense (benefit) on discrete items:
Related to the sale of CLIC:
Tax expense related to tax gain on sale	13.2	—
Previously unrecognized tax benefit recognized as a result of the gain	(7.4)	—
Valuation allowance release related to the gain	(5.8)	—
Valuation allowance increase related to the decrease in projected future taxable income	19.4	—
Valuation allowance reduction applicable to utilization of capital loss carryforwards	—	(10.5)
Deferred tax benefit related to loss on extinguishment of debt	—	(.5)
Total income tax expense	$58.4	$22.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2014	2013
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(.7)	.1
State taxes	1.5	1.4
Estimated annual effective tax rate	35.8%	36.5%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net federal operating loss carryforwards	$1,196.7	$1,240.2
Net state operating loss carryforwards	20.1	20.0
Tax credits	37.2	43.9
Capital loss carryforwards	1.0	13.4
Deductible temporary differences:
Investments	73.2	74.3
Insurance liabilities	567.2	723.8
Other	50.0	64.7
Gross deferred tax assets	1,945.4	2,180.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(320.9)	(306.8)
Accumulated other comprehensive income	(424.7)	(405.5)
Gross deferred tax liabilities	(745.6)	(712.3)
Net deferred tax assets before valuation allowance	1,199.8	1,468.0
Valuation allowance	(308.4)	(294.8)
Net deferred tax assets	891.4	1,173.2
Current income taxes accrued	(20.7)	(26.0)
Income tax assets, net	$870.7	$1,147.2

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

Based on our assessment, it appears more likely than not that $891.4 million of our deferred tax assets will be realized through future taxable earnings. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 3 percent growth for the next five years and level income thereafter. Such normalized projected taxable income has been adjusted to reflect the investment trading strategies and the coinsurance agreements to cede certain long-term care business, both completed in 2013. In addition, projected taxable income has been adjusted to reflect the sale of CLIC, which is expected to result in a reduction to CNO's taxable income in future periods and required us to establish a valuation allowance of $19.4 million in the first three months of 2014. Our current deferred tax valuation model assumes estimated normalized taxable income of approximately $315 million in 2014. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component and have concluded that it is more likely than not that the components recognized will be fully realized in the future.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance may result in additional income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.  In addition, the use of the Company's NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") ultimately agrees with the tax position we have taken in our tax returns with respect to the character of the loss recognized as a result of the transfer of the stock of our former subsidiary, Conseco Senior Health Insurance Company ("CSHI"), to Senior Health Care Oversight Trust, an independent trust (the "Independent Trust").

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.56 percent at March 31, 2014), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2014, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of March 31, 2014, we had $3.4 billion of federal NOLs and $2.8 million of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in CSHI (dollars in millions):

Year of expiration	Net operating loss carryforwards		Capital loss	Total loss
	Life	Non-life	carryforwards	carryforwards
2018	$214.1	$—	$—	$214.1
2021	30.0	—	—	30.0
2022	152.0	—	—	152.0
2023	742.6	2,192.5	—	2,935.1
2025	—	115.3	—	115.3
2027	—	202.6	—	202.6
2028	—	.5	—	.5
2029	—	272.3	—	272.3
2032	—	44.0	—	44.0
Subtotal	1,138.7	2,827.2	—	3,965.9
Less:
Unrecognized tax benefits	(345.6)	(201.2)	2.8	(544.0)
Total	$793.1	$2,626.0	$2.8	$3,421.9

We had deferred tax assets related to NOLs for state income taxes of $20.1 million and $20.0 million at March 31, 2014 and December 31, 2013, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $41 million at March 31, 2014.

Tax years 2004 and 2008 through 2012 are open to examination by the IRS through December 31, 2014.  The Company's various state income tax returns are generally open for tax years 2010 through 2012 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014	December 31, 2013
Senior Secured Credit Agreement (as defined below)	$569.0	$581.5
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	3.5	3.5
Unamortized discount on Senior Secured Credit Agreement	(3.4)	(3.6)
Direct corporate obligations	$844.1	$856.4

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($394.0 million remained outstanding at March 31, 2014); (ii) a $250.0 million four-year term loan facility ($175.0 million remained outstanding at March 31, 2014); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of March 31, 2014, no amounts have been borrowed under the revolving credit facility.

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

The interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (such rate was 3.75% at March 31, 2014); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (such rate was 3.00% at March 31, 2014); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

In the first three months of 2014, we made a $12.5 million scheduled quarterly principal payment due under the Senior Secured Credit Agreement.

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0%, but greater than 20.0%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 20.0%, the prepayment requirement shall not apply. Pursuant to the terms of our Senior Secured Credit Agreement, we are required to make a mandatory prepayment with the net proceeds received from the planned sale of CLIC in excess of $125.0 million.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.8 percent at March 31, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.56 to 1.00 for the four quarters ended March 31, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 427 percent at March 31, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2014, was $1,997.6 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $228 million as of March 31, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2014 (dollars in millions):

Year ending March 31,
2015	$66.7
2016	79.3
2017	45.2
2018	4.2
2019	377.1
Thereafter	275.0
$847.5

INVESTMENT BORROWINGS

Two of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National") and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of March 31, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2014, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

In addition, "Assets of subsidiary being sold" included FHLB common stock of $22.5 million and "Liabilities of subsidiary being sold" included collateralized borrowings of $383.5 million, both as of March 31, 2014. These borrowings are collateralizd by investments with an estimated fair value of $504.1 million included in the "Assets of subsidiary being sold".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2014
$50.0	September 2015	Variable rate – 0.535%
50.0	October 2015	Variable rate – 0.505%
100.0	November 2015	Variable rate – 0.316%
100.0	June 2016	Variable rate – 0.594%
75.0	June 2016	Variable rate – 0.394%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.506%
50.0	November 2016	Variable rate – 0.624%
57.8	June 2017	Variable rate – 0.585%
50.0	August 2017	Variable rate – 0.436%
75.0	August 2017	Variable rate – 0.385%
100.0	October 2017	Variable rate – 0.669%
50.0	November 2017	Variable rate – 0.744%
50.0	January 2018	Variable rate – 0.592%
50.0	January 2018	Variable rate – 0.577%
50.0	February 2018	Variable rate – 0.546%
22.0	February 2018	Variable rate – 0.563%
100.0	May 2018	Variable rate – 0.603%
50.0	July 2018	Variable rate – 0.705%
50.0	August 2018	Variable rate – 0.356%
50.0	January 2019	Variable rate – 0.656%
100.0	March 2019	Variable rate – 0.636%
21.8	June 2020	Fixed rate – 1.960%
27.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings classified as "Liabilities of subsidiary being sold" (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2014
$146.5	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	July 2017	Fixed rate – 3.900%
37.0	November 2017	Fixed rate – 3.750%
$383.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At March 31, 2014, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $32.9 million.

Interest expense of $7.0 million and $6.7 million in the first three months of 2014 and 2013, respectively, was recognized related to total borrowings from the FHLB.

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2013	220,324
Treasury stock purchased and retired	(2,200)
Stock options exercised	682
Restricted and performance stock vested	461	(a)
Balance, March 31, 2014	219,267
____________________

(a)
Such amount was reduced by 224 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities. In the first three months of 2014, we repurchased 2.2 million shares of common stock for $41.0 million under the securities repurchase program. The Company had remaining repurchase authority of $356.4 million as of March 31, 2014.

In the first three months of 2014, dividends declared and paid on common stock totaled $13.3 million ($0.06 per common share). In March 2014, the Company increased its quarterly common stock dividend to $0.06 per share from $0.03 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.2 million and $1.1 million during the three months ended March 31, 2014 and 2013, respectively.  Amounts amortized totaled $4.5 million and $5.7 million during the three months ended March 31, 2014 and 2013, respectively.  The unamortized balance of deferred sales inducements was $105.3 million (including $34.7 million classified as "Assets of subsidiary being sold") and $108.6 million at March 31, 2014

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and December 31, 2013, respectively.  The balance of insurance liabilities for persistency bonus benefits was $27.8 million (including $25.8 million classified as "Liabilities of subsidiary being sold") and $28.9 million at March 31, 2014 and December 31, 2013, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As further described in the note entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at March 31, 2014 or December 31, 2013. The counterparties do not provide collateral to the Company related to their obligations under the call options.

The following table summarizes information related to call options as of March 31, 2014 and December 31, 2013 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2014:
Call Options (a)	$128.5	$—	$128.5	$—	$—	$128.5
December 31, 2013:
Call Options	156.2	—	156.2	—	—	156.2

___________________________
(a) Includes $4.3 million classified as "Assets of subsidiary being sold".

Repurchase agreements

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. There were no repurchase agreements outstanding at March 31, 2014 and December 31, 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued authoritative guidance regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Such guidance will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances as further described in the guidance. Such guidance does not require new recurring disclosures. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Litigation
On October 25, 2012, a purported nationwide class action was filed in the United States District Court for the Central District of California, William Jeffrey Burnett and Joe H. Camp v. Conseco Life Insurance Company, CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, Case No. EDCV12-01715VAPSPX. The plaintiffs bring this action under Rule 23(B)(3) on behalf of various Lifetrend policyholders who since October 2008 have surrendered their policies or had them lapse. Additionally, plaintiffs seek certification of a subclass of various Lifetrend policyholders who accepted optional benefits and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

signed a release pursuant to a regulatory settlement. The plaintiffs allege breach of contract and seek declaratory relief, compensatory damages, attorney fees and costs. On November 30, 2012, CLIC and the other defendants filed a motion to dismiss the complaint. On November 18, 2013, the court granted the dismissal, with leave to amend, of CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, and denied the motion to dismiss CLIC. We believe this case is without merit and intend to defend it vigorously. Upon completion of the sale of CLIC, our consolidated financial statements will no longer include CLIC's liability related to this litigation.

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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Three months ended
	March 31,
	2014		2013
Cash flows from operating activities:
Net income (loss)	$(228.0)		$11.9
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	73.8		87.1
Income taxes	57.7		22.1
Insurance liabilities	74.0		142.9
Accrual and amortization of investment income	(47.9)		(115.2)
Deferral of policy acquisition costs	(56.7)		(53.5)
Net realized investment gains	(23.4)		(15.3)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Loss on sale of subsidiary	278.6		—
Loss on extinguishment of debt	—		57.7
Other	(18.1)		(23.1)
Net cash from operating activities	$(480.3)	(a)	$114.6
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Stock options, restricted stock and performance units	$3.6	$3.3

INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,134.1	$—	$1,134.1
Notes receivable of VIEs held by insurance subsidiaries	—	(133.5)	(133.5)
Cash and cash equivalents held by variable interest entities	140.3	—	140.3
Accrued investment income	2.4	—	2.4
Income tax assets, net	6.4	(2.2)	4.2
Other assets	35.5	(.8)	34.7
Total assets	$1,318.7	$(136.5)	$1,182.2
Liabilities:
Other liabilities	$173.9	$(3.3)	$170.6
Borrowings related to variable interest entities	1,019.4	—	1,019.4
Notes payable of VIEs held by insurance subsidiaries	137.5	(137.5)	—
Total liabilities	$1,330.8	$(140.8)	$1,190.0

	December 31, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,046.7	$—	$1,046.7
Notes receivable of VIEs held by insurance subsidiaries	—	(108.5)	(108.5)
Cash and cash equivalents held by variable interest entities	104.3	—	104.3
Accrued investment income	1.9	—	1.9
Income tax assets, net	5.4	(2.5)	2.9
Other assets	22.6	(.9)	21.7
Total assets	$1,180.9	$(111.9)	$1,069.0
Liabilities:
Other liabilities	$66.0	$(4.0)	$62.0
Borrowings related to variable interest entities	1,012.3	—	1,012.3
Notes payable of VIEs held by insurance subsidiaries	112.5	(112.5)	—
Total liabilities	$1,190.8	$(116.5)	$1,074.3

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2014, such loans had an amortized cost of $1,133.5 million; gross unrealized gains of $3.4 million; gross unrealized losses of $2.8 million; and an estimated fair value of $1,134.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.6	$3.5
Due after one year through five years	370.2	370.9
Due after five years through ten years	759.7	759.7
Total	$1,133.5	$1,134.1

During the first three months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.  During the first three months of 2013, we recognized net realized investment gains on the VIE investments of $.1 million.

At March 31, 2014, there were no investments held by the VIEs that were in default.

During the first three months of 2014, $21.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.1 million. During the first three months of 2013, no investments held by the VIEs were sold which resulted in gross investment losses.

At March 31, 2014, the VIEs held:  (i) investments with a fair value of $451.0 million and gross unrealized losses of $2.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $50.2 million and gross unrealized losses of $.5 million that had been in an unrealized loss position for greater than twelve months.

At December 31, 2013, the VIEs held:  (i) investments with a fair value of $355.5 million and gross unrealized losses of $3.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $7.9 million and gross unrealized losses of less than $.1 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2014, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $20.7 million (classified as other invested assets).  At March 31, 2014, we had unfunded commitments to these partnerships of $50.3 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2014 and 2013.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 29 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating and other factors relating to the issuer and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2014 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,270.5	$336.8	$13,607.3
United States Treasury securities and obligations of United States government corporations and agencies	—	146.2	—	146.2
States and political subdivisions	—	2,070.8	—	2,070.8
Asset-backed securities	—	1,318.8	42.2	1,361.0
Collateralized debt obligations	—	273.7	14.1	287.8
Commercial mortgage-backed securities	—	1,229.9	—	1,229.9
Mortgage pass-through securities	—	8.5	.4	8.9
Collateralized mortgage obligations	—	1,431.9	—	1,431.9
Total fixed maturities, available for sale	—	19,750.3	393.5	20,143.8
Equity securities - corporate securities	103.0	149.2	25.4	277.6
Trading securities:
Corporate securities	—	51.3	—	51.3
United States Treasury securities and obligations of United States government corporations and agencies	—	4.3	—	4.3
States and political subdivisions	—	14.7	—	14.7
Asset-backed securities	—	20.9	—	20.9
Commercial mortgage-backed securities	—	111.7	—	111.7
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	24.7	5.9	30.6
Equity securities	1.9	—	—	1.9
Total trading securities	1.9	227.7	5.9	235.5
Investments held by variable interest entities - corporate securities	—	1,134.1	—	1,134.1
Other invested assets - derivatives	1.0	124.2	—	125.2
Assets held in separate accounts	—	10.0	—	10.0
Assets of subsidiary being sold	—	3,447.8	58.9	3,506.7
Total assets carried at fair value by category	$105.9	$24,843.3	$483.7	$25,432.9

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$930.8	$930.8
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	3.4	3.4
Total liabilities for insurance products	—	—	934.2	934.2
Total liabilities carried at fair value by category	$—	$—	$934.2	$934.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,313.8	$359.6	$15,673.4
United States Treasury securities and obligations of United States government corporations and agencies	—	73.1	—	73.1
States and political subdivisions	—	2,204.4	—	2,204.4
Asset-backed securities	—	1,419.9	42.2	1,462.1
Collateralized debt obligations	—	47.3	246.7	294.0
Commercial mortgage-backed securities	—	1,609.0	—	1,609.0
Mortgage pass-through securities	—	11.8	1.6	13.4
Collateralized mortgage obligations	—	1,848.9	—	1,848.9
Total fixed maturities, available for sale	—	22,528.2	650.1	23,178.3
Equity securities - corporate securities	79.6	145.2	24.5	249.3
Trading securities:
Corporate securities	—	45.2	—	45.2
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.1	—	14.1
Asset-backed securities	—	24.3	—	24.3
Commercial mortgage-backed securities	—	125.8	—	125.8
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	31.1	—	31.1
Equity securities	2.4	—	—	2.4
Total trading securities	2.4	245.2	—	247.6
Investments held by variable interest entities - corporate securities	—	1,046.7	—	1,046.7
Other invested assets - derivatives	.6	156.2	—	156.8
Assets held in separate accounts	—	10.3	—	10.3
Total assets carried at fair value by category	$82.6	$24,131.8	$674.6	$24,889.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$903.7	$903.7
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	1.8	1.8
Total liabilities for insurance products	—	—	905.5	905.5
Total liabilities carried at fair value by category	$—	$—	$905.5	$905.5

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

Alternative investment funds are carried at their net asset values which approximates estimated fair value.

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

Assets of subsidiary being sold include mortgage loans, policy loans, and cash and cash equivalents. The estimated fair value of these financial instruments is determined in the same manner as described above.

Liabilities of subsidiary being sold include liabilities for policyholder account balances and investment borrowings. The estimated fair value of these financial instruments is determined in the same manner as described above.

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,533.6	$1,533.6	$1,501.7
Policy loans	—	—	102.6	102.6	102.6
Other invested assets:
Company-owned life insurance	—	144.6	—	144.6	144.6
Alternative investment funds	—	83.7	—	83.7	83.7
Cash and cash equivalents:
Unrestricted	160.9	124.5	—	285.4	285.4
Held by variable interest entities	140.3	—	—	140.3	140.3
Assets of subsidiary being sold	45.5	4.5	429.4	479.4	466.0
Liabilities:
Policyholder account balances (a)	—	—	10,625.3	10,625.3	10,625.3
Investment borrowings	—	1,497.3	—	1,497.3	1,499.4
Borrowings related to variable interest entities	—	980.5	—	980.5	1,019.4
Notes payable – direct corporate obligations	—	870.3	—	870.3	844.1
Liabilities of subsidiary being sold	—	416.4	2,096.9	2,513.3	2,480.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2013
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,749.5	$1,749.5	$1,729.5
Policy loans	—	—	277.0	277.0	277.0
Other invested assets:
Company-owned life insurance	—	144.8	—	144.8	144.8
Alternative investment funds	—	67.6	—	67.6	67.6
Cash and cash equivalents:
Unrestricted	457.8	241.2	—	699.0	699.0
Held by variable interest entities	104.3	—	—	104.3	104.3
Liabilities:
Policyholder account balances (a)	—	—	12,776.4	12,776.4	12,776.4
Investment borrowings	—	1,948.5	—	1,948.5	1,900.0
Borrowings related to variable interest entities	—	993.7	—	993.7	1,012.3
Notes payable – direct corporate obligations	—	872.5	—	872.5	856.4

____________________

(a)
The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value at March 31, 2014 and December 31, 2013.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2014 (dollars in millions):

	March 31, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Amounts classified as Assets of subsidiary being sold	Ending balance as of March 31, 2014	Amount of total gains (losses) for the three months ended March 31, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$(13.6)	$.1	$7.5	$31.5	$—	$(48.3)	$336.8	$—
Asset-backed securities	42.2	(.3)	—	1.9	7.9	—	(9.5)	42.2	—
Collateralized debt obligations	246.7	(4.4)	—	(.1)	12.6	(240.7)	—	14.1	—
Mortgage pass-through securities	1.6	(.1)	—	—	—	—	(1.1)	.4	—
Total fixed maturities, available for sale	650.1	(18.4)	.1	9.3	52.0	(240.7)	(58.9)	393.5	—
Equity securities - corporate securities	24.5	.9	—	—	—	—	—	25.4	—
Trading securities - collateralized mortgage obligations	—	—	—	.1	5.8	—	—	5.9	.1
Assets of subsidiary being sold	—	—	—	—	—	—	58.9	58.9	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(903.7)	(11.1)	(16.0)	—	—	—	—	(930.8)	(16.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(1.8)	(1.6)	—	—	—	—	—	(3.4)	—
Total liabilities for insurance products	(905.5)	(12.7)	(16.0)	—	—	—	—	(934.2)	(16.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________

(a)
For our fixed maturity securities, the majority of our transfers out of Level 3 are the result of obtaining a valuation from an independent pricing service at the end of the period, whereas a broker quote was used as of the beginning of the period.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(13.6)	$—	$—	$(13.6)
Asset-backed securities	—	(.3)	—	—	(.3)
Collateralized debt obligations	.9	(5.3)	—	—	(4.4)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	.9	(19.3)	—	—	(18.4)
Equity securities - corporate securities	—	.9	—	—	.9
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(26.6)	3.1	(2.1)	14.5	(11.1)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	(1.6)	—	(1.6)
Total liabilities for insurance products	(26.6)	3.1	(3.7)	14.5	(12.7)

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

At March 31, 2014, 82 percent of our Level 3 fixed maturities, available for sale, were investment grade and 4 percent and 86 percent of our Level 3 fixed maturities, available for sale, consisted of structured securities and corporate securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2014 (dollars in millions):

	Fair value at March 31, 2014	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$251.2	Discounted cash flow analysis	Discount margins	1.60% - 3.20% (2.33%)
Asset-backed securities (b)	28.3	Discounted cash flow analysis	Discount margins	2.06% - 4.30% (3.11%)
Other assets categorized as Level 3 (c)	145.3	Unadjusted third-party price source	Not applicable	Not applicable
Assets of subsidiary being sold:
Corporate securities (a)	23.0	Discounted cash flow analysis	Discount margins	1.65% - 2.72% (2.21%)
Asset-backed securities (b)	8.5	Discounted cash flow analysis	Discount margins	3.50%
Other assets categorized as Level 3 (c)	27.4	Unadjusted third-party price source	Not applicable	Not applicable
Total	483.7
Liabilities:
Interest-sensitive products (d)	932.4	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 3.97% (2.22%)
			Surrender rates	2.80% - 54.60% (14.39%)
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

(c)	Other assets categorized as Level 3 - For these assets, there were no adjustments to quoted market prices obtained from third-party pricing sources.

(d)
Interest-sensitive products - The significant unobservable inputs used in the fair value measurement of our interest-sensitive products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on the Treasury rate adjusted by a margin. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2013 (dollars in millions):

	Fair value at December 31, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$260.3	Discounted cash flow analysis	Discount margins	1.65% - 2.90% (2.36%)
Asset-backed securities (b)	35.1	Discounted cash flow analysis	Discount margins	2.03% - 4.20% (3.09%)
Collateralized debt obligations (c)	240.7	Discounted cash flow analysis	Recoveries	64% - 67% (65.8%)
			Constant prepayment rate	20%
			Discount margins	.95% - 2.00% (1.32%)
			Annual default rate	1.14% - 5.57% (3.05%)
			Portfolio CCC %	1.52% - 21.79% (12.57%)
Equity security (d)	24.5	Cost approach	Historical cost	Not applicable
Other assets categorized as Level 3 (e)	114.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	674.6
Liabilities:
Interest-sensitive products (f)	905.5	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 4.64% (2.47%)
			Surrender rates	2.80% - 54.60% (14.39%)
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

(f)
Interest-sensitive products - The significant unobservable inputs used in the fair value measurement of our interest-sensitive products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on the Treasury rate adjusted by a margin. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2014, and its consolidated results of operations for the three months ended March 31, 2014 and 2013, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2013 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

•	the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject;

•	our ability to make anticipated changes to certain non-guaranteed elements of our life insurance products;

•	our ability to obtain adequate and timely rate increases on our health products, including our long-term care business;

•	the receipt of any required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

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

•	closing of the sale of CLIC; and

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets.

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

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

noninsurance company businesses.  As a result of the planned sale of CLIC expected to be completed mid-year 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment will include the results of certain life insurance business that will be recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re will be included in our non-operating earnings. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates of Texas, Inc. ("PMA") and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company ("Colonial Penn").

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2014 and 2013 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2014	2013
Income before the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, corporate interest expense, loss on extinguishment of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$84.2	$62.1
Washington National	31.1	34.0
Colonial Penn	(6.2)	(5.4)
Other CNO Business:
Losses from the long-term care business reinsured effective December 31, 2013	—	(2.7)
Overhead expense of CLIC allocated to other segments effective January 1, 2014	—	(4.6)
EBIT from business segments continuing after the CLIC sale	109.1	83.4
Corporate operations, excluding corporate interest expense	(6.0)	3.0
EBIT from operations continuing after the CLIC sale	103.1	86.4
Corporate interest expense	(11.1)	(15.1)
Operating earnings before taxes	92.0	71.3
Tax expense on operating income	32.1	25.7
Net operating income	59.9	45.6
Earnings of CLIC being sold (net of taxes)	6.7	5.5
Loss on operations of CLIC being sold (including impact of taxes)	(298.0)	—
Net realized investment gains (net of related amortization and taxes)	13.6	8.0
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(7.2)	1.3
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(3.0)	(1.8)
Loss on extinguishment of debt (net of taxes)	—	(57.2)
Valuation allowance for deferred tax assets and other tax items (a)	—	10.5
Net income (loss)	$(228.0)	$11.9
Per diluted share:
Net operating income	$.27	$.19
Earnings of CLIC being sold (net of taxes)	.03	.02
Loss on operations of CLIC being sold (including impact of taxes)	(1.35)	—
Net realized investment gains (net of related amortization and taxes)	.06	.04
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.03)	.01
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests (net of taxes)	(.01)	(.01)
Loss on extinguishment of debt (net of taxes)	—	(.24)
Valuation allowance for deferred tax assets and other tax items (a)	—	.04
Net income (loss)	$(1.03)	$.05
____________________
(a) Increase in valuation allowance of $19.4 million in the three months ended March 31, 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "loss on operations of CLIC being sold (including impact of taxes)".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the loss on the operations of CLIC being sold; (ii) the earnings of CLIC being sold; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net of taxes; (vi) loss on extinguishment of debt, net of taxes; and (vii) changes in the valuation allowance for deferred tax assets. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2013 Annual Report of Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$84.2	$62.1
Washington National	31.1	34.0
Colonial Penn	(6.2)	(5.4)
Corporate operations	(17.1)	(12.1)
Other CNO Business	—	(7.3)
	92.0	71.3
Net realized investment gains (losses), net of related amortization:
Bankers Life	1.5	7.9
Washington National	29.1	4.3
Colonial Penn	.2	(.3)
Corporate operations	(9.9)	.5
	20.9	12.4
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(10.9)	2.1
Washington National	(.1)	—
	(11.0)	2.1
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	(3.3)	(1.9)
Loss on extinguishment of debt:
Corporate operations	—	(57.7)
Amounts related to CLIC being sold:
Earnings of CLIC being sold	10.4	8.4
Loss on sale of CLIC	(278.6)	—
	(268.2)	8.4
Income (loss) before income taxes:
Bankers Life	74.8	72.1
Washington National	60.1	38.3
Colonial Penn	(6.0)	(5.7)
Corporate operations	(30.3)	(71.2)
Other CNO Business	—	(7.3)
Amount related to CLIC being sold	(268.2)	8.4
Income (loss) before income taxes	$(169.6)	$34.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, loss on extinguishment of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the loss on the operations of CLIC being sold, the earnings of CLIC being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs and loss on extinguishment of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premium collections:
Annuities	$190.5	$165.6
Medicare supplement and other supplemental health	315.5	335.1
Life	94.0	89.5
Total collections	$600.0	$590.2
Average liabilities for insurance products:
Fixed index annuities	$3,462.8	$3,038.8
Deferred annuities	3,983.1	4,245.7
SPIAs and supplemental contracts:
Mortality based	203.1	229.2
Deposit based	150.1	158.6
Health:
Long-term care	4,568.0	4,837.7
Medicare supplement	338.2	337.4
Other health	46.5	45.1
Life:
Interest sensitive	533.2	467.6
Non-interest sensitive	672.4	570.5
Total average liabilities for insurance products, net of reinsurance ceded	$13,957.4	$13,930.6
Revenues:
Insurance policy income	$416.3	$418.0
Net investment income:
General account invested assets	219.8	212.8
Fixed index products	4.6	48.9
Fee revenue and other income	5.3	3.7
Total revenues	646.0	683.4
Expenses:
Insurance policy benefits	365.7	373.8
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	32.9	35.9
Cost of options to fund index credits, net of forfeitures	12.0	11.8
Market value changes credited to policyholders	4.4	49.0
Amortization related to operations	48.2	54.5
Interest expense on investment borrowings	1.9	1.4
Other operating costs and expenses	96.7	94.9
Total benefits and expenses	561.8	621.3
Income before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	84.2	62.1
Net realized investment gains	1.5	8.6
Amortization related to net realized investment gains	—	(.7)
Net realized investment gains, net of related amortization	1.5	7.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	(14.7)	3.2
Amortization related to fair value changes in embedded derivative liabilities	3.8	(1.1)
Fair value changes in embedded derivative liabilities, net of related amortization	(10.9)	2.1
Income before income taxes	$74.8	$72.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2014	2013
Health benefit ratios:
All health lines:
Insurance policy benefits	$307.2	$310.8
Benefit ratio (a)	93.0%	93.4%
Medicare supplement:
Insurance policy benefits	$131.6	$129.0
Benefit ratio (a)	67.7%	68.5%
PDP:
Insurance policy benefits	$5.3	$6.7
Benefit ratio (a)	77.9%	74.9%
Long-term care:
Insurance policy benefits	$170.3	$175.1
Benefit ratio (a)	131.9%	129.4%
Interest-adjusted benefit ratio (b)	81.0%	81.7%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $65.7 million and $64.6 million in the three months ended March 31, 2014 and 2013, respectively.

Total premium collections were $600.0 million in the first quarter of 2014, up 1.7 percent from 2013. See "Premium Collections" for further analysis of Bankers Life's premium collections.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Average liabilities for insurance products, net of reinsurance ceded were $14.0 billion in the first quarter of 2014, up .2 percent from 2013. The amount of this increase is substantially impacted by $427 million of additional average insurance liabilities for certain long-term care products in the first quarter of 2013 to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such products had been invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. No such additional liability was required in the first quarter of 2014. Excluding the impact of the aforementioned additional liabilities in the first quarter of 2013, the increase in average liabilities for insurance products was primarily due to new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $219.8 million in the first quarter of 2014, up 3.3 percent from 2013. The increase in net investment income is due to the impact of favorable prospective changes in assumptions which increased the yield on certain structured securities and higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods; partially offset by lower prepayment income. Prepayment income was $1.1 million and $5.6 million in the first three months of 2014 and 2013, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $4.6 million and $48.9 million in the first quarters of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $5.3 million and $3.7 million, in the first quarters of 2014 and 2013, respectively. We recognized fee income of $5.2 million and $3.6 million, in the first quarters of 2014 and 2013, respectively, pursuant to marketing agreements to sell PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 67.7 percent and 68.5 percent in the first three months of 2014 and 2013, respectively. Our insurance policy benefits reflected reserve redundancies from prior years of $3.2 million and $2.9 million in the first three months of 2014 and 2013, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 69.3 percent and 70.0 percent in the first three months of 2014 and 2013, respectively. In 2014, we currently expect the benefit ratio on this Medicare supplement business will be approximately 70 percent.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million and $2.2 million in the first three months of 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The PDP results in the first quarter of 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 131.9 percent and 129.4 percent in the first quarters of 2014 and 2013, respectively.  The interest-adjusted benefit ratio on this business was 81.0 percent and 81.7 percent in the first quarters of 2014 and 2013, respectively.  The benefit ratio in 2014 reflected higher persistency and higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. In addition, we recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 which increased insurance policy benefits. In 2014, we currently expect the interest adjusted benefit ratio on this long-term care business will be approximately 79 percent. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $32.9 million and $35.9 million in the first quarter of 2014, down 8.4 percent from 2013. The weighted average crediting rates for these products was 2.8 percent and 3.0 percent in the first quarters of 2014 and 2013, respectively. The average liabilities of the deferred annuity block was $4.0 billion and $4.2 billion in the first three months of 2014 and 2013, respectively.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $48.2 million and $54.5 million in the first quarters of 2014 and 2013, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $96.7 million in the first quarters of 2014, up 1.9 percent from 2013. Expenses in the 2014 period included approximately $2 million of overhead expenses that were allocated to the Other CNO Business segment in previous periods and are expected to continue after the completion of the sale of CLIC. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Commission expense and agent manager benefits	$13.8	$16.2
Other operating expenses	82.9	78.7
Total	$96.7	$94.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains fluctuated each period. During the first three months of 2014, we recognized $3.5 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2013, we recognized $8.6 million of net gains from the sales of investments (primarily fixed maturities).

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil and $.7 million in the first quarters of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premium collections:
Supplemental health	$125.9	$120.3
Medicare supplement and other health	21.7	27.4
Life	6.5	6.3
Annuity	.6	.9
Total collections	$154.7	$154.9
Average liabilities for insurance products:
Fixed index annuities	$433.7	$474.2
Deferred annuities	134.4	157.0
SPIAs and supplemental contracts:
Mortality based	245.5	250.9
Deposit based	249.5	241.9
Separate Accounts	10.2	15.2
Health:
Supplemental health	2,265.3	2,212.0
Medicare supplement	36.8	40.4
Other health	11.1	12.9
Life:
Interest sensitive life	165.8	167.1
Non-interest sensitive life	194.2	197.2
Total average liabilities for insurance products, net of reinsurance ceded	$3,746.5	$3,768.8
Revenues:
Insurance policy income	$155.6	$152.9
Net investment income:
General account invested assets	68.2	69.8
Fixed index products	.9	6.8
Trading account income related to reinsurer accounts	1.6	(.4)
Change in value of embedded derivatives related to modified coinsurance agreements	(1.6)	.4
Trading account income related to policyholder accounts	(.1)	1.3
Fee revenue and other income	.2	.2
Total revenues	224.8	231.0
Expenses:
Insurance policy benefits	126.0	123.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.4	3.8
Cost of options to fund index credits, net of forfeitures	1.5	1.9
Market value changes credited to policyholders	.9	8.4
Amortization related to operations	16.3	17.1
Interest expense on investment borrowings	.4	.5
Other operating costs and expenses	45.2	41.7
Total benefits and expenses	193.7	197.0
Income before net realized investment gains and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	31.1	34.0
Net realized investment gains	29.5	4.4
Amortization related to net realized investment gains	(.4)	(.1)
Net realized investment gains, net of related amortization	29.1	4.3
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.5)	(.1)
Amortization related to fair value changes in embedded derivative liabilities	.4	.1
Fair value changes in embedded derivative liabilities, net of related amortization	(.1)	—
Income before income taxes	$60.1	$38.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2014	2013
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$14.8	$17.4
Benefit ratio (a)	63.9%	65.0%
Supplemental health:
Insurance policy benefits	$99.0	$93.4
Benefit ratio (a)	79.2%	79.3%
Interest-adjusted benefit ratio (b)	53.2%	53.1%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.4 million and $30.9 million in the three months ended March 31, 2014 and 2013, respectively.

Total premium collections were $154.7 million in the first quarter of 2014, comparable to the same period in 2013. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.7 billion in the first quarter of 2014, down .6 percent from 2013, reflecting the run-off of the annuity blocks, substantially offset by an increase in the size of the supplemental health insurance block.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $68.2 million in the first quarter of 2014, down 2.3 percent from 2013. Net investment income in the 2013 period reflects slightly higher prepayment income.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $.9 million and $6.8 million in the first quarters of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $8.3 million and $9.4 million in the first quarters of 2014 and 2013, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.

Insurance margins (insurance policy income less insurance policy benefits) on these products were $26.1 million and $24.4 million in the first quarters of 2014 and 2013, respectively. The increase in margin in the 2014 period is primarily related to higher insurance policy income due to the growth in this block of business. The interest adjusted benefit ratio on this supplemental health business was 53.2 percent and 53.1 percent in the first quarters of 2014 and 2013, respectively. We currently expect this interest-adjusted benefit ratio will be approximately 52 percent during 2014.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.4 million and $3.8 million in the first quarters of 2014 and 2013, respectively.

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

Other operating costs and expenses were $45.2 million and $41.7 million in the first quarters of 2014 and 2013, respectively. Other operating costs and expenses include commission expense of $16.2 million and $15.9 million in the first quarters of 2014 and 2013, respectively. Expenses in the 2014 period included approximately $2 million of overhead expenses that were allocated to the Other CNO Business segment in previous periods and are expected to continue after the completion of the sale of CLIC.

Net realized investment gains fluctuate each period. During the first three months of 2014, we recognized $31.4 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2013, we recognized $4.4 million of net gains from the sales of investments (primarily fixed maturities).

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million and $.1 million in the first quarters of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premium collections:
Life	$60.1	$56.1
Supplemental health	.9	1.1
Total collections	$61.0	$57.2
Average liabilities for insurance products:
SPIAs - mortality based	$69.4	$74.8
Health:
Medicare supplement	8.6	9.6
Other health	4.5	4.8
Life:
Interest sensitive	17.1	17.7
Non-interest sensitive	644.5	618.1
Total average liabilities for insurance products, net of reinsurance ceded	$744.1	$725.0
Revenues:
Insurance policy income	$60.5	$56.9
Net investment income on general account invested assets	10.7	9.9
Fee revenue and other income	.2	.2
Total revenues	71.4	67.0
Expenses:
Insurance policy benefits	44.5	42.8
Amounts added to annuity and interest-sensitive life product account balances	.2	.2
Amortization related to operations	4.0	3.7
Other operating costs and expenses	28.9	25.7
Total benefits and expenses	77.6	72.4
Loss before net realized investment gains (losses) and income taxes	(6.2)	(5.4)
Net realized investment gains (losses)	.2	(.3)
Loss before income taxes	$(6.0)	$(5.7)

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

Total premium collections were $61.0 million in the first quarter of 2014, up 6.6 percent from 2013. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets was $10.7 million in the first quarter of 2014, up 8.1 percent from 2013. The increase in net investment income is primarily due to the higher general account invested assets as a result of the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses totaled $19.7 million and $15.9 million, in the first quarters of 2014 and 2013, respectively. The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has increased in certain periods, resulting in decisions to lower our planned spending. These factors may result in future increases in the average cost to generate a TV lead, and may potentially negatively impact the number of leads that ultimately purchase a Colonial Penn policy.

Net realized investment gains (losses) fluctuated each period. During the first three months of 2014, we recognized $.2 million of net gains from the sales of investments (primarily fixed maturities). During the first three months of 2013, we recognized $.3 million of net losses from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Corporate operations:
Interest expense on corporate debt	$(11.1)	$(15.1)
Net investment income (loss):
General investment portfolio	1.8	1.1
Other special-purpose portfolios:
COLI	1.0	4.6
Investments held in a rabbi trust	.1	.4
Investments in certain hedge funds	1.1	.2
Other trading account activities	3.0	3.8
Fee revenue and other income	1.4	1.7
Interest expense on investment borrowings	—	(.1)
Other operating costs and expenses	(14.4)	(8.7)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, loss on extinguishment of debt and income taxes	(17.1)	(12.1)
Net realized investment gains (losses)	(9.9)	.5
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(3.3)	(1.9)
Loss on extinguishment of debt	—	(57.7)
Loss before income taxes	$(30.3)	$(71.2)

Interest expense on corporate debt has been impacted by: (i) repayments of the Senior Secured Credit Agreement; (ii) the amendment to our Senior Secured Credit Agreement in May 2013 which reduced the interest rate payable; and (iii) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Debentures. Our average corporate debt outstanding was $859.9 million and $1,010.1 million, in the first three months of 2014 and 2013, respectively. The average interest rate on our debt was 4.4 percent and 5.4 percent, in the first three months of 2014 and 2013, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We also recognized a death benefit, net of cash surrender value, of $1.7 million related to the COLI in the first three months of 2014.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

costs which often vary from period to period. Such amounts in the first three months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment gains (losses) often fluctuate each period. During the first three months of 2014, net realized investment losses in this segment included $1.9 million of net losses from the sales of investments (of which $2.0 million were losses recognized by VIEs) and $8.0 million of writedowns of investments (none of which were recognized by VIEs) due to other-than-temporary declines in value.  During the first three months of 2013, we recognized $.5 million of net gains from the sales of investments (of which $.1 million were net gains recognized by VIEs).

Equity in earnings of certain non-strategic investments and earnings attributable to VIEs include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Loss on extinguishment of debt in the first three months of 2013 of $57.7 million resulted from the Offer, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

Three months ended
March 31,
2013
Premium collections:
Long-term care (all renewal)	$6.3

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$468.0

Revenues:
Insurance policy income	$6.2
Net investment income on general account invested assets	8.4
Total revenues	14.6
Expenses:
Insurance policy benefits	15.6
Other operating costs and expenses:
Related to long-term care block reinsured effective December 31, 2013	1.7
Overhead expense of CLIC expected to continue after the completion of the sale	4.6
Total benefits and expenses	21.9
Loss before income taxes	$(7.3)

The Other CNO Business segment no longer exists, effective January 1, 2014. The Other CNO Business segment reflects the long-term care business that was ceded to BRe effective December 31, 2013, as further described in the note to the consolidated financial statements entitled "Reinsurance". This segment also included the overhead expense of CLIC that is expected to continue after the completion of the CLIC sale. Beginning on January 1, 2014 the overhead of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC being sold (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premium collections:
Annuities	$—	$.1
Life	36.2	38.4
Total collections	$36.2	$38.5
Average liabilities for insurance products:
Fixed index annuities	$.8	$—
Deferred annuities	143.9	151.9
SPIAs and supplemental contracts:
Mortality based	37.7	40.3
Deposit based	96.7	111.4
Health:
Supplemental health	136.3	153.6
Medicare supplement	1.9	2.5
Other health	6.8	6.8
Life:
Interest sensitive	2,253.8	2,354.0
Non-interest sensitive	421.2	439.9
Total average liabilities for insurance products, net of reinsurance ceded	$3,099.1	$3,260.4
Revenues:
Insurance policy income	$53.5	$57.2
Net investment income:
General account invested assets	51.0	53.2
Fixed index products	(.1)	2.2
Total revenues	104.4	112.6
Expenses:
Insurance policy benefits	61.7	64.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	21.6	23.3
Cost of options to fund index credits, net of forfeitures	.4	.4
Market value changes credited to policyholders	(.1)	2.1
Amortization related to operations	2.0	2.2
Interest expense on investment borrowings	4.7	4.8
Other operating costs and expenses	5.8	8.9
Total benefits and expenses	96.1	106.3
Income (loss) before net realized investment gains, loss on sale of CLIC and income taxes	8.3	6.3
Net realized investment gains	2.1	2.1
Earnings of CLIC being sold	10.4	8.4
Loss on sale of CLIC	(278.6)	—
Income (loss) before income taxes	$(268.2)	$8.4

The information summarized above represents the pre-tax earnings related to the operations of CLIC being sold as well as the loss on the sale of CLIC. Operating expenses exclude overhead expense that is expected to continue after the sale of CLIC. Refer to the note to the consolidated financial statements entitled "Agreement to Sell Subsidiary" for additional information.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

EBIT from Business Segments Continuing After the CLIC Sale Summarized by In-Force and New Business

Management believes that an analysis of EBIT from our business segments continuing after the CLIC sale, separated between in-force and new business provides increased clarity around the value drivers of our business, particularly since the new business results are significantly impacted by the rate of sales, mix of business and the distribution channel through which new sales are made. EBIT from new business includes pre-tax revenues and expenses associated with new sales of our insurance products during the first year after the sale is completed. EBIT from in-force business includes all pre-tax revenues and expenses associated with sales of insurance products that were completed more than one year before the end of the reporting period. The allocation of certain revenues and expenses between new and in-force business is based on estimates, which we believe are reasonable.

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for the three months ended March 31, 2014 and 2013:

Business segments - total (dollars in millions)

	Three months ended
	March 31,
	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$541.6	$535.0
Net investment income and other	302.4	350.8
Total revenues	844.0	885.8
Benefits and expenses:
Insurance policy benefits	532.9	595.9
Amortization	61.6	68.6
Other expenses	82.9	86.4
Total benefits and expenses	677.4	750.9
EBIT from In-Force Business	$166.6	$134.9

EBIT from New Business
Revenues:
Insurance policy income	$90.8	$99.0
Net investment income and other	7.4	11.2
Total revenues	98.2	110.2
Benefits and expenses:
Insurance policy benefits	58.6	70.9
Amortization	6.9	6.7
Other expenses	90.2	84.1
Total benefits and expenses	155.7	161.7
EBIT from New Business	$(57.5)	$(51.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$632.4	$634.0
Net investment income and other	309.8	362.0
Total revenues	942.2	996.0
Benefits and expenses:
Insurance policy benefits	591.5	666.8
Amortization	68.5	75.3
Other expenses	173.1	170.5
Total benefits and expenses	833.1	912.6
EBIT from In-Force and New Business	$109.1	$83.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$354.2	$345.8
Net investment income and other	222.3	254.2
Total revenues	576.5	600.0
Benefits and expenses:
Insurance policy benefits	370.1	412.8
Amortization	42.5	48.7
Other expenses	41.5	42.4
Total benefits and expenses	454.1	503.9
EBIT from In-Force Business	$122.4	$96.1

EBIT from New Business
Revenues:
Insurance policy income	$62.1	$72.2
Net investment income and other	7.4	11.2
Total revenues	69.5	83.4
Benefits and expenses:
Insurance policy benefits	44.9	57.7
Amortization	5.7	5.8
Other expenses	57.1	53.9
Total benefits and expenses	107.7	117.4
EBIT from New Business	$(38.2)	$(34.0)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$416.3	$418.0
Net investment income and other	229.7	265.4
Total revenues	646.0	683.4
Benefits and expenses:
Insurance policy benefits	415.0	470.5
Amortization	48.2	54.5
Other expenses	98.6	96.3
Total benefits and expenses	561.8	621.3
EBIT from In-Force and New Business	$84.2	$62.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$138.1	$137.4
Net investment income and other	69.2	78.1
Total revenues	207.3	215.5
Benefits and expenses:
Insurance policy benefits	124.5	131.0
Amortization	15.2	16.3
Other expenses	33.7	30.9
Total benefits and expenses	173.4	178.2
EBIT from In-Force Business	$33.9	$37.3

EBIT from New Business
Revenues:
Insurance policy income	$17.5	$15.5
Net investment income and other	—	—
Total revenues	17.5	15.5
Benefits and expenses:
Insurance policy benefits	7.3	6.7
Amortization	1.1	.8
Other expenses	11.9	11.3
Total benefits and expenses	20.3	18.8
EBIT from New Business	$(2.8)	$(3.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$155.6	$152.9
Net investment income and other	69.2	78.1
Total revenues	224.8	231.0
Benefits and expenses:
Insurance policy benefits	131.8	137.7
Amortization	16.3	17.1
Other expenses	45.6	42.2
Total benefits and expenses	193.7	197.0
EBIT from In-Force and New Business	$31.1	$34.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$49.3	$45.6
Net investment income and other	10.9	10.1
Total revenues	60.2	55.7
Benefits and expenses:
Insurance policy benefits	38.3	36.5
Amortization	3.9	3.6
Other expenses	7.7	6.8
Total benefits and expenses	49.9	46.9
EBIT from In-Force Business	$10.3	$8.8

EBIT from New Business
Revenues:
Insurance policy income	$11.2	$11.3
Net investment income and other	—	—
Total revenues	11.2	11.3
Benefits and expenses:
Insurance policy benefits	6.4	6.5
Amortization	.1	.1
Other expenses	21.2	18.9
Total benefits and expenses	27.7	25.5
EBIT from New Business	$(16.5)	$(14.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$60.5	$56.9
Net investment income and other	10.9	10.1
Total revenues	71.4	67.0
Benefits and expenses:
Insurance policy benefits	44.7	43.0
Amortization	4.0	3.7
Other expenses	28.9	25.7
Total benefits and expenses	77.6	72.4
EBIT from In-Force and New Business	$(6.2)	$(5.4)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

Three months ended
March 31,
2013
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$6.2
Net investment income and other	8.4
Total revenues	14.6
Benefits and expenses:
Insurance policy benefits	15.6
Other expenses	6.3
Total benefits and expenses	21.9
EBIT from In-Force Business	$(7.3)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our business segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in the first quarter of 2014 primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects increased sales.

The EBIT from in-force business in the Washington National segment was lower in the first quarter of 2014 due to the run-off of the Medicare supplement business in this segment and additional overhead expenses that were previously allocated to the Other CNO Business segment.

The EBIT from in-force business in the Colonial Penn segment in the first three months of 2014 reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment in the first three months of 2014 reflects additional marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.  The current financial strength ratings of our primary insurance subsidiaries (except CLIC) from Moody's, S&P, A.M. Best and Fitch Ratings ("Fitch") are "Baa2", "BBB", "B++" and "BBB", respectively.  The current financial strength rating of CLIC from Moody's, S&P, A.M. Best and Fitch are "Ba1", "B", "B-" and "BB+", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$147.3	$126.6
Other fixed rate (first-year)	41.4	37.2
Other fixed rate (renewal)	1.8	1.8
Subtotal - other fixed rate annuities	43.2	39.0
Total annuities	190.5	165.6
Health:
Medicare supplement (first-year)	21.2	22.7
Medicare supplement (renewal)	158.2	162.5
Subtotal - Medicare supplement	179.4	185.2
Long-term care (first-year)	4.4	5.7
Long-term care (renewal)	119.3	129.7
Subtotal - long-term care	123.7	135.4
PDP (first year)	—	.1
PDP (renewal)	6.8	10.1
Subtotal – PDP	6.8	10.2
Supplemental health (first-year)	2.1	1.6
Supplemental health (renewal)	1.5	—
Subtotal – supplemental health	3.6	1.6
Other health (first-year)	.2	.3
Other health (renewal)	1.8	2.4
Subtotal - other health	2.0	2.7
Total health	315.5	335.1
Life insurance:
First-year	38.2	42.4
Renewal	55.8	47.1
Total life insurance	94.0	89.5
Collections on insurance products:
Total first-year premium collections on insurance products	254.8	236.6
Total renewal premium collections on insurance products	345.2	353.6
Total collections on insurance products	$600.0	$590.2

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment increased 15 percent, to $190.5 million, in the first quarter of 2014, as compared to the same period in 2013. Premium collections from our fixed index products have fluctuated due to volatility in the financial markets in recent periods. Premium collections from our fixed index products were favorably impacted in the 2014 period by the general stock market performance which made these products attractive to certain customers.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 3.1 percent, to $179.4 million, in the first quarter of 2014, as compared to the same period in 2013. In recent periods, we have experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 8.6 percent, to $123.7 million, in the first quarter of 2014, as compared to the same period in 2013, reflecting lower sales of these policies in recent periods and lower renewal premiums.

Premiums collected on PDP business related to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Reinsurance". The premiums collected in the first quarter of 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 5.0 percent, to $94.0 million, in the first quarter of 2014, as compared to the same period in 2013 due to growth in the size of the block.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.1	$.2
Fixed index (renewal)	.4	.6
Subtotal - fixed index annuities	.5	.8
Other fixed rate (first-year)	—	—
Other fixed rate (renewal)	.1	.1
Subtotal - other fixed rate annuities	.1	.1
Total annuities	.6	.9
Health:
Medicare supplement (first-year)	—	.2
Medicare supplement (renewal)	21.1	26.4
Subtotal - Medicare supplement	21.1	26.6
Supplemental health (first-year)	16.7	15.6
Supplemental health (renewal)	109.2	104.7
Subtotal – supplemental health	125.9	120.3
Other health (all renewal)	.6	.8
Total health	147.6	147.7
Life insurance:
First-year	1.1	1.2
Renewal	5.4	5.1
Total life insurance	6.5	6.3
Collections on insurance products:
Total first-year premium collections on insurance products	17.9	17.2
Total renewal premium collections on insurance products	136.8	137.7
Total collections on insurance products	$154.7	$154.9

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

Collected premiums on Medicare supplement policies in the Washington National segment decreased 21 percent, to $21.1 million, in the first quarter of 2014, as compared to the same period in 2013. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 4.7 percent, to $125.9 million, in the first quarter of 2014, as compared to the same period in 2013. Such increase is due to higher new sales in recent periods and an improvement in persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 4.4 percent in the first quarter of 2014, as compared to the same period in 2013, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected in this segment in the first quarter of 2014 were slightly higher than the same period in 2013.

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premiums collected by product:
Life insurance:
First-year	$11.3	$11.4
Renewal	48.8	44.7
Total life insurance	60.1	56.1
Health (all renewal):
Medicare supplement	.8	1.0
Other health	.1	.1
Total health	.9	1.1
Collections on insurance products:
Total first-year premium collections on insurance products	11.3	11.4
Total renewal premium collections on insurance products	49.7	45.8
Total collections on insurance products	$61.0	$57.2

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.1 percent, to $60.1 million, in the first quarter of 2014, as compared to the same period in 2013. Graded benefit life products sold through our direct response marketing channel accounted for $59.5 million and $55.5 million in the first quarters of 2014 and 2013, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	Three months ended
	March 31,
	2014	2013
Premiums collected by product:
Health:
Long-term care (all renewal)	$—	$6.3

The Other CNO Business segment reflects the long-term care premiums collected prior to the reinsurance agreement with BRe effective December 31, 2013. Refer to the note to the consolidated financial statements entitled "Reinsurance" for additional information.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2014 and December 31, 2013 was as follows (dollars in millions):

	March 31, 2014	December 31, 2013
Total capital:
Corporate notes payable	$844.1	$856.4
Shareholders’ equity:
Common stock	2.2	2.2
Additional paid-in capital	4,054.7	4,092.8
Accumulated other comprehensive income	766.2	731.8
Retained earnings (accumulated deficit)	(112.9)	128.4
Total shareholders’ equity	4,710.2	4,955.2
Total capital	$5,554.3	$5,811.6

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2014 and as of and for the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Book value per common share	$21.48	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	17.99	19.17
Ratio of earnings to fixed charges	(b)	1.87X
Debt to total capital ratios:
Corporate debt to total capital	15.2%	14.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	17.6%	16.9%
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

(b)	For such ratio, earnings were $169.6 million less than fixed charges.

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

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2014, the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

carrying value of the FHLB common stock was $73.5 million.  As of March 31, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2014, which are maintained in custodial accounts for the benefit of the FHLB.

In addition, "Assets of subsidiary being sold" included FHLB common stock of $22.5 million and "Liabilities of subsidiary being sold" included collateralized borrowings of $383.5 million, both as of March 31, 2014. These borrowings are collateralizd by investments with an estimated fair value of $504.1 million included in the "Assets of subsidiary being sold".

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life(dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2014
$50.0	September 2015	Variable rate – 0.535%
50.0	October 2015	Variable rate – 0.505%
100.0	November 2015	Variable rate – 0.316%
100.0	June 2016	Variable rate – 0.594%
75.0	June 2016	Variable rate – 0.394%
100.0	October 2016	Variable rate – 0.426%
50.0	November 2016	Variable rate – 0.506%
50.0	November 2016	Variable rate – 0.624%
57.8	June 2017	Variable rate – 0.585%
50.0	August 2017	Variable rate – 0.436%
75.0	August 2017	Variable rate – 0.385%
100.0	October 2017	Variable rate – 0.669%
50.0	November 2017	Variable rate – 0.744%
50.0	January 2018	Variable rate – 0.592%
50.0	January 2018	Variable rate – 0.577%
50.0	February 2018	Variable rate – 0.546%
22.0	February 2018	Variable rate – 0.563%
100.0	May 2018	Variable rate – 0.603%
50.0	July 2018	Variable rate – 0.705%
50.0	August 2018	Variable rate – 0.356%
50.0	January 2019	Variable rate – 0.656%
100.0	March 2019	Variable rate – 0.636%
21.8	June 2020	Fixed rate – 1.960%
27.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings classified as "Liabilities of subsidiary being sold" (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2014
$146.5	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	July 2017	Fixed rate – 3.900%
37.0	November 2017	Fixed rate – 3.750%
$383.5

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

Our consolidated statutory risk-based capital ratio of 427 percent at March 31, 2014, reflects consolidated statutory operating earnings of $92.2 million and net dividends to the holding company of $40 million during the first quarter of 2014. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Moody's, S&P, A.M. Best and Fitch are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On March 27, 2014, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries, except CLIC, to "Baa2" from "Baa3" and the outlook for these ratings is positive. A "positive" designation indicates a higher likelihood of a rating change over the medium term. Moody's also affirmed the financial strength rating of "Ba1" of CLIC with a stable outlook. A "stable" designation means that a rating is not likely to change.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. In Moody's view, an insurer rated "Ba" offers questionable financial security and, often, the ability of these companies to meet policyholders' obligations may be very moderate and thereby not well safeguarded in the future. Moody's has twenty-one possible ratings.  There are eight ratings above the "Baa2" rating of our primary insurance subsidiaries, other than CLIC, and twelve ratings that are below the rating. There are ten ratings above the "Ba1" rating of CLIC and ten ratings that are below that rating.

On March 3, 2014, the "BBB" financial strength ratings of our primary insurance subsidiaries, except CLIC, were placed on "credit watch positive" by S&P indicating that such ratings may be raised in the near term. On July 24, 2013, S&P upgraded the financial strength ratings of our primary insurance subsidiaries, except CLIC, to "BBB" from "BBB-". Also, on July 24, 2013, S&P downgraded the financial strength rating of CLIC to "B" from "B+". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher rated insurers.  Pluses and minuses show the relative standing within a category.  In S&P's view, an insurer rated "B" has weak financial security characteristics and adverse business conditions will likely impair its ability to meet financial commitments. S&P has twenty-one possible ratings.  There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than CLIC, and twelve ratings that are below that rating. There are fourteen ratings above the "B" rating of CLIC and six ratings that are below that rating.

On September 27, 2013, A.M. Best affirmed the financial strength rating of "B++" of our primary insurance subsidiaries as well as the "B-" rating of CLIC and the outlook for all of these ratings is stable. On September 4, 2012, A.M. Best upgraded

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the financial strength ratings of our primary insurance subsidiaries, except CLIC, to "B++" from "B+".  A.M. Best also affirmed the financial strength rating of "B-" of CLIC. The outlook for all ratings is stable. A "stable" designation means that there is a low likelihood of a rating change due to stable financial market trends.  The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A "B-" rating is assigned to companies that have a fair ability, in A.M. Best's opinion, to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries, other than CLIC, and eleven ratings that are below that rating.  There are seven ratings above the "B-" rating of CLIC and eight ratings that are below that rating.

On May 5, 2014, Fitch affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries, except CLIC, and revised the outlook for these ratings to positive from stable. Fitch also maintained the "BB+" financial strength rating of CLIC with a positive outlook. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. A "BB" rating, in Fitch's opinion, indicates that there is an elevated vulnerability to ceased or interrupted payments, particularly as the result of adverse economic or market changes over time. However, business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries, other than CLIC, and ten ratings that are below that rating. There are ten ratings above the "BB+" rating of CLIC and eight ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2014, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National, CLIC and Conseco Life Insurance Company of Texas ("Conseco Life of Texas")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $66.2 million; (ii) fixed income investments of $84.3 million; and (iii) equity securities and other invested assets totaling $155.6 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2014, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $65.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and will typically seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 427 percent at March 31, 2014.

CDOC holds surplus debentures from Conseco Life of Texas with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of Conseco Life of Texas exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of Conseco Life of Texas was 359 percent at March 31, 2014.  CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including
40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to Conseco Life of Texas,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

dividends received from subsidiaries.  At March 31, 2014, the subsidiaries of Conseco Life of Texas had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of Conseco Life of Texas:
Bankers Life	$369.6	(a)
Colonial Penn	(263.9)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $40.0 million to Conseco Life of Texas in the first three months of 2014.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made a $25.0 million capital contribution to its insurance subsidiaries in the first three months of 2014.

In the first three months of 2014, we repurchased 2.2 million shares of common stock for $41.0 million under our securities repurchase program. The Company had remaining repurchase authority of $356.4 million as of March 31, 2014. We currently anticipate repurchasing securities toward the high end of our repurchase guidance of approximately $225 million to $300 million during 2014, absent compelling alternatives. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In the first three months of 2014, we paid dividends on common stock of $13.3 million ($0.06 per common share). In March 2014, we increased our quarterly common stock dividend to $0.06 per share from $0.03 per share.

In the first three months of 2014, we made payments of $12.5 million to cover the scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

The scheduled principal payments on our direct corporate obligations are as follows at March 31, 2014 (dollars in millions):

Year ending March 31,	Principal
2015	$66.7
2016	79.3
2017	45.2
2018	4.2
2019	377.1
2020	—
2021	275.0
$847.5

Mandatory prepayments of the Senior Secured Credit Agreement will be required, subject to certain exceptions, in an amount equal to: (i) 100% of the net cash proceeds from certain asset sales or casualty events; (ii) 100% of the net cash proceeds received by the Company or any of its restricted subsidiaries from certain debt issuances; and (iii) 100% of the amount of certain restricted payments made (including any common stock dividends and share repurchases) as defined in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Senior Secured Credit Agreement provided that if, as of the end of the fiscal quarter immediately preceding such restricted payment, the debt to total capitalization ratio is: (x) equal to or less than 25.0%, but greater than 20.0%, the prepayment requirement shall be reduced to 33.33%; or (y) equal to or less than 20.0%, the prepayment requirement shall not apply. Pursuant to the terms of our Senior Secured Credit Agreement, we are required to make a mandatory prepayment with the net proceeds received from the planned sale of CLIC in excess of $125.0 million.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.8 percent at March 31, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 8.56 to 1.00 for the four quarters ended March 31, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 427 percent at March 31, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2014, was $1,997.6 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $228 million as of March 31, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On May 5, 2014, Fitch upgraded our issuer credit and senior secured debt ratings to "BB+" from "BB" and the outlook for these ratings is positive. The rating outlook indicates the direction a rating is likely to move over a one to two year period. In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

On March 27, 2014, Moody's upgraded our issuer credit and senior secured debt ratings to "Ba2" from "Ba3" and the outlook for these ratings is positive. A positive designation indicates a higher likelihood of a ratings change over the medium term. In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are eleven ratings above CNO's "Ba2" rating and nine ratings that are below its rating.

On March 3, 2014, our "BB" issuer credit and senior secured debt ratings were placed on "credit watch positive" by S&P indicating that such ratings may be raised in the near term. On July 24, 2013, S&P upgraded such ratings to "BB" from "BB-".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

INVESTMENTS

At March 31, 2014, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,224.9	$1,297.7	$(38.3)	$12,484.3
United States Treasury securities and obligations of United States government corporations and agencies	143.9	2.7	(.4)	146.2
States and political subdivisions	1,924.4	157.5	(15.9)	2,066.0
Asset-backed securities	752.7	41.4	(1.3)	792.8
Collateralized debt obligations	258.7	5.6	(.4)	263.9
Commercial mortgage-backed securities	1,151.1	81.0	(2.2)	1,229.9
Mortgage pass-through securities	8.4	.5	—	8.9
Collateralized mortgage obligations	612.6	23.6	(.8)	635.4
Total investment grade fixed maturities, available for sale	16,076.7	1,610.0	(59.3)	17,627.4
Below-investment grade (a):
Corporate securities	1,089.0	47.9	(13.9)	1,123.0
States and political subdivisions	5.1	—	(.3)	4.8
Asset-backed securities	536.0	34.6	(2.4)	568.2
Collateralized debt obligations	24.0	.1	(.2)	23.9
Collateralized mortgage obligations	734.8	61.9	(.2)	796.5
Total below-investment grade fixed maturities, available for sale	2,388.9	144.5	(17.0)	2,516.4
Total fixed maturities, available for sale	$18,465.6	$1,754.5	$(76.3)	$20,143.8
Equity securities	$260.5	$19.3	$(2.2)	$277.6
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2014 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$8,801.9	$9,640.7	47.9%
2	8,509.6	9,314.3	46.2
3	850.6	877.2	4.4
4	274.3	282.1	1.4
5	29.2	29.2	.1
6	—	.3	—
	$18,465.6	$20,143.8	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,070.8	10.3%	$16.2	21.2%
Energy/pipelines	2,043.2	10.1	8.4	11.0
Utilities	1,645.1	8.2	1.2	1.6
Collateralized mortgage obligations	1,431.9	7.1	1.0	1.3
Asset-backed securities	1,361.0	6.8	3.7	4.9
Insurance	1,338.7	6.6	1.3	1.7
Commercial mortgage-backed securities	1,229.9	6.1	2.2	2.8
Healthcare/pharmaceuticals	1,116.0	5.5	8.0	10.4
Food/beverage	941.9	4.7	3.9	5.1
Cable/media	789.9	3.9	7.1	9.2
Real estate/REITs	698.5	3.5	—	—
Banks	643.1	3.2	1.7	2.3
Capital goods	584.4	2.9	.2	.3
Aerospace/defense	408.4	2.0	.1	—
Chemicals	378.7	1.9	3.4	4.5
Transportation	360.6	1.8	.3	.5
Telecom	355.1	1.8	1.0	1.3
Building materials	305.8	1.5	1.7	2.2
Metals and mining	294.8	1.5	5.2	6.9
Collateralized debt obligations	287.7	1.4	.6	.8
Technology	263.7	1.3	.1	.1
Paper	258.3	1.3	.4	.5
Brokerage	243.6	1.2	—	—
Business services	217.2	1.1	5.6	7.4
Other	875.1	4.3	3.0	4.0
Total fixed maturities, available for sale	$20,143.4	100.0%	$76.3	100.0%

Below-Investment Grade Securities

At March 31, 2014, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,388.9 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,516.4 million, or 105 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$41.5	$16.6
Gross realized losses on sale	(5.5)	(2.0)
Impairments:
Total other-than-temporary impairment losses	—	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	—	—
Net realized investment gains from fixed maturities	36.0	14.6
Commercial mortgage loans	—	.7
Impairments of mortgage loans and other investments	(11.9)	—
Other	(.7)	—
Net realized investment gains	$23.4	$15.3

During the first three months of 2014, we recognized net realized investment gains of $23.4 million, which were comprised of $32.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.8 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million and $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2013, we recognized net realized investment gains of $15.3 million, which were comprised of $19.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $.5 billion and the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.5 million.

At March 31, 2014, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of nil and $.5 million, respectively.

During the first three months of 2014, the $5.5 million of realized losses on sales of $86.9 million of fixed maturity securities, available for sale, included:  (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $5.0 million of additional losses related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.6	$12.6
Due after one year through five years	82.2	81.3
Due after five years through ten years	267.6	263.1
Due after ten years	1,152.1	1,088.7
Subtotal	1,514.5	1,445.7
Structured securities	485.2	477.7
Total	$1,999.7	$1,923.4

There was one investment in our portfolio rated below-investment grade which has been continuously in an unrealized loss position exceeding 20 percent of the cost basis for greater than or equal to six months and less than 12 months at March 31, 2014. Such investment had a cost basis, unrealized loss and estimated fair value of $23.9 million, $5.6 million and $18.3 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2014 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$10.3	$5.6	$.3	$—	$16.2
Energy/pipelines	—	6.9	.1	1.4	8.4
Healthcare/pharmaceuticals	.1	7.9	—	—	8.0
Cable/media	—	6.2	.7	.2	7.1
Business services	—	—	5.6	—	5.6
Metals and mining	—	4.8	.4	—	5.2
Food/beverage	.8	.6	2.2	.3	3.9
Asset-backed securities	.5	.8	.6	1.8	3.7
Chemicals	—	3.1	.3	—	3.4
Commercial mortgage-backed securities	.5	1.7	—	—	2.2
Banks	1.6	.1	—	—	1.7
Building materials	—	.2	1.5	—	1.7
Retail	—	1.5	—	—	1.5
Insurance	—	1.3	—	—	1.3
Utilities	.1	1.1	—	—	1.2
Telecom	.4	—	.3	.3	1.0
Collateralized mortgage obligations	.6	.2	.1	.1	1.0
Collateralized debt obligations	.1	.3	.2	—	.6
Autos	—	.5	—	—	.5
United States Treasury securities and obligations of United States government corporations and agencies	.4	—	—	—	.4
Consumer products	—	—	.4	—	.4
Paper	—	.4	—	—	.4
Transportation	—	.3	—	—	.3
Capital goods	—	.2	—	—	.2
Entertainment/hotels	—	.1	—	—	.1
Technology	—	—	—	.1	.1
Aerospace/defense	—	—	.1	—	.1
Other	—	.1	—	—	.1
Total fixed maturities, available for sale	$15.4	$43.9	$12.8	$4.2	$76.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$19.2	$(.4)	$—	$—	$19.2	$(.4)
States and political subdivisions	186.2	(11.6)	63.5	(4.6)	249.7	(16.2)
Corporate securities	980.5	(35.7)	196.3	(16.5)	1,176.8	(52.2)
Asset-backed securities	229.7	(2.9)	35.3	(.8)	265.0	(3.7)
Collateralized debt obligations	26.9	(.6)	—	—	26.9	(.6)
Commercial mortgage-backed securities	77.1	(2.2)	—	—	77.1	(2.2)
Mortgage pass-through securities	.9	—	.4	—	1.3	—
Collateralized mortgage obligations	102.2	(.6)	5.2	(.4)	107.4	(1.0)
Total fixed maturities, available for sale	$1,622.7	$(54.0)	$300.7	$(22.3)	$1,923.4	$(76.3)
Equity securities	$41.0	$(2.2)	$—	$—	$41.0	$(2.2)

Based on management's current assessment of investments with unrealized losses at March 31, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2014 fixed maturity investments included structured securities with an estimated fair value of $4.3 billion (or 21.4 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2014 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,049.8	$886.6	$906.1
4 percent – 5 percent	703.3	660.6	683.7
5 percent – 6 percent	1,967.8	1,834.1	1,967.1
6 percent – 7 percent	599.3	557.0	609.8
7 percent – 8 percent	95.6	97.3	109.3
8 percent and above	41.8	42.7	43.5
Total structured securities	$4,457.6	$4,078.3	$4,319.5

The amortized cost and estimated fair value of structured securities at March 31, 2014, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,073.1	$1,137.6	5.6%
Planned amortization classes, target amortization classes and accretion-directed bonds	258.7	279.2	1.4
Commercial mortgage-backed securities	1,151.1	1,229.9	6.1
Asset-backed securities	1,288.7	1,361.0	6.8
Collateralized debt obligations	282.7	287.8	1.4
Other	24.0	24.0	.1
Total structured securities	$4,078.3	$4,319.5	21.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of March 31, 2014 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$691.6	$721.0	$1,986.1
60% to 70%	317.9	322.9	491.1
Greater than 70% to 80%	350.2	347.2	474.3
Greater than 80% to 90%	132.4	132.5	155.4
Greater than 90%	9.6	10.0	9.9
Total	$1,501.7	$1,533.6	$3,116.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2014	2013
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$10.4	$9.5
Fee revenue and other income	.1	.8
Total revenues	10.5	10.3
Expenses:
Interest expense	6.5	5.4
Other operating expenses	.2	.1
Total expenses	6.7	5.5
Income before net realized investment gains (losses) and income taxes	3.8	4.8
Net realized investment gains (losses)	(2.0)	.1
Income before income taxes	$1.8	$4.9

During the first three months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.  During the first three months of 2013, we recognized net realized investment gains on the VIE investments of $.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$125.0	11.0%	$.7	24.1%
Healthcare/pharmaceuticals	123.7	10.9	.1	4.2
Technology	110.9	9.8	.3	8.6
Food/beverage	90.8	8.0	.2	8.3
Autos	81.4	7.2	.2	6.3
Brokerage	56.5	5.0	.1	4.6
Energy/pipelines	53.3	4.7	.1	2.9
Entertainment/hotels	45.9	4.1	.2	5.5
Capital goods	41.2	3.6	.1	3.9
Aerospace/defense	40.3	3.6	.1	2.4
Utilities	37.6	3.3	.3	9.2
Building materials	35.9	3.2	—	.9
Consumer products	33.7	3.0	.1	1.2
Gaming	32.7	2.9	—	.6
Insurance	29.9	2.6	—	1.1
Chemicals	27.6	2.4	—	.9
Retail	22.9	2.0	.1	2.1
Transportation	21.0	1.9	.1	4.7
Paper	18.9	1.7	—	.8
Metals and mining	18.2	1.6	—	.2
Real estate/REITs	11.9	1.0	.1	1.8
Telecom	11.0	.9	—	3.8
Textiles	7.8	.7	—	1.0
Business services	6.2	.5	—	.2
Other	49.8	4.4	—	.7
Total	$1,134.1	100.0%	$2.8	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.6	$3.5
Due after one year through five years	137.5	136.8
Due after five years through ten years	362.9	360.9
Total	$504.0	$501.2

There were three investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis for less than six months at March 31, 2014. Such investments had a cost basis, unrealized loss and estimated fair value of $9.3 million, $2.0 million and $7.3 million, respectively.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes in the first three months of 2014 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	5,164	$17.69	—	$397.4
February 1 through February 28	133,228	18.16	—	397.4
March 1 through March 31	2,285,931	18.63	2,200,200	356.4
Total	2,424,323	18.60	2,200,200	356.4
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Form of stock option agreement under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

10.2	Form of restricted stock agreement under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

10.3	Form of performance unit award agreement (TSR) under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

10.4	Form of performance unit award agreement (ROE) under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 6, 2014

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)