Form 10-Q
period 2014-06-30
CNO Financial Group, Inc.
filed 2014-08-05
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of July 22, 2014:  212,674,485

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2014	December 31, 2013

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2014 - $18,383.8; December 31, 2013 - $21,860.6)	$20,533.6	$23,178.3
Equity securities at fair value (cost: June 30, 2014 - $272.6; December 31, 2013 - $237.9)	287.5	249.3
Mortgage loans	1,595.9	1,729.5
Policy loans	99.7	277.0
Trading securities	227.4	247.6
Investments held by variable interest entities	1,241.1	1,046.7
Other invested assets	426.1	423.3
Total investments	24,411.3	27,151.7
Cash and cash equivalents - unrestricted	378.8	699.0
Cash and cash equivalents held by variable interest entities	101.8	104.3
Accrued investment income	238.2	286.9
Present value of future profits	512.3	679.3
Deferred acquisition costs	698.9	968.1
Reinsurance receivables	2,892.9	3,392.1
Income tax assets, net	730.5	1,147.2
Assets held in separate accounts	9.4	10.3
Other assets	421.3	341.7
Assets of subsidiary being sold	4,518.9	—
Total assets	$34,914.3	$34,780.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2014	December 31, 2013

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,649.7	$12,776.4
Future policy benefits	10,372.2	11,222.5
Liability for policy and contract claims	463.3	566.0
Unearned and advanced premiums	270.7	300.6
Liabilities related to separate accounts	9.4	10.3
Other liabilities	560.7	590.6
Payable to reinsurer	—	590.3
Investment borrowings	1,507.6	1,900.0
Borrowings related to variable interest entities	1,110.8	1,012.3
Notes payable – direct corporate obligations	827.3	856.4
Liabilities of subsidiary being sold	4,298.3	—
Total liabilities	30,070.0	29,825.4
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2014 – 213,755,190; December 31, 2013 – 220,323,823)	2.1	2.2
Additional paid-in capital	3,963.9	4,092.8
Accumulated other comprehensive income	926.1	731.8
Retained earnings (accumulated deficit)	(47.8)	128.4
Total shareholders' equity	4,844.3	4,955.2
Total liabilities and shareholders' equity	$34,914.3	$34,780.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Insurance policy income	$679.0	$691.3	$1,364.9	$1,382.5
Net investment income (loss):
General account assets	347.4	348.8	695.5	700.7
Policyholder and reinsurer accounts and other special-purpose portfolios	47.2	31.8	68.1	109.5
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	12.4	3.8	47.7	19.1
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(.6)	(11.9)	(.6)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	(.6)	(11.9)	(.6)
Total realized gains	12.4	3.2	35.8	18.5
Fee revenue and other income	7.0	6.4	13.4	12.9
Total revenues	1,093.0	1,081.5	2,177.7	2,224.1
Benefits and expenses:
Insurance policy benefits	691.1	673.2	1,381.4	1,427.3
Loss on sale of subsidiary	—	—	278.6	—
Gain related to reinsurance transaction	(3.8)	—	(3.8)	—
Interest expense	24.3	26.9	48.9	54.2
Amortization	64.9	79.2	131.6	158.5
Loss on extinguishment or modification of debt	.6	7.7	.6	65.4
Other operating costs and expenses	201.5	179.8	395.6	369.4
Total benefits and expenses	978.6	966.8	2,232.9	2,074.8
Income (loss) before income taxes	114.4	114.7	(55.2)	149.3
Income tax expense:
Tax expense on period income	40.3	42.6	79.3	75.8
Valuation allowance for deferred tax assets and other tax items	(4.0)	(5.0)	15.4	(15.5)
Net income (loss)	$78.1	$77.1	$(149.9)	$89.0
Earnings per common share:
Basic:
Weighted average shares outstanding	216,538,000	220,498,000	218,422,000	221,290,000
Net income (loss)	$.36	$.35	$(.69)	$.40
Diluted:
Weighted average shares outstanding	222,108,000	230,893,000	218,422,000	237,180,000
Net income (loss)	$.35	$.34	$(.69)	$.38

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$78.1	$77.1	$(149.9)	$89.0
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	479.1	(1,179.7)	872.9	(1,363.0)
Amortization of present value of future profits and deferred acquisition costs	(42.0)	113.4	(119.4)	134.1
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(180.1)	342.7	(417.6)	478.0
Reclassification adjustments:
For net realized investment gains included in net income (loss)	(9.7)	(8.9)	(35.7)	(23.7)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income (loss)	.1	.4	.5	1.2
Unrealized gains (losses) on investments	247.4	(732.1)	300.7	(773.4)
Change related to deferred compensation plan	.4	1.4	.7	2.4
Other comprehensive income (loss) before tax	247.8	(730.7)	301.4	(771.0)
Income tax (expense) benefit related to items of accumulated other comprehensive income	(87.9)	258.1	(107.1)	271.7
Other comprehensive income (loss), net of tax	159.9	(472.6)	194.3	(499.3)
Comprehensive income (loss)	$238.0	$(395.5)	$44.4	$(410.3)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	89.0	89.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $270.9)	—	(497.9)	—	(497.9)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.8)	—	(1.4)	—	(1.4)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of shares acquired	(50.0)	—	—	(50.0)
Dividends on common stock	—	—	(11.1)	(11.1)
Stock options, restricted stock and performance units	16.1	—	—	16.1
Balance, June 30, 2013	$4,130.4	$698.1	$(247.1)	$4,581.4

Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(149.9)	(149.9)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $106.8)	—	193.7	—	193.7
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.3)	—	.6	—	.6
Cost of shares acquired	(136.6)	—	—	(136.6)
Dividends on common stock	—	—	(26.3)	(26.3)
Stock options, restricted stock and performance units	7.6	—	—	7.6
Balance, June 30, 2014	$3,966.0	$926.1	$(47.8)	$4,844.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2014		2013
Cash flows from operating activities:
Insurance policy income	$1,185.3		$1,230.1
Net investment income	686.1		685.1
Fee revenue and other income	13.4		12.9
Insurance policy benefits	(1,049.1)		(1,070.1)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Interest expense	(45.2)		(48.9)
Deferrable policy acquisition costs	(116.9)		(107.2)
Other operating costs	(396.2)		(409.1)
Taxes	(2.0)		(2.9)
Net cash from operating activities	(314.9)	(a)	289.9
Cash flows from investing activities:
Sales of investments	1,377.2		943.5
Maturities and redemptions of investments	1,007.1		1,335.3
Purchases of investments	(2,072.4)		(2,992.8)
Net sales of trading securities	12.1		25.3
Change in cash and cash equivalents held by variable interest entities	2.5		(156.5)
Cash and cash equivalents held by subsidiary being sold	(164.7)		—
Other	(15.0)		(10.6)
Net cash provided (used) by investing activities	146.8		(855.8)
Cash flows from financing activities:
Payments on notes payable	(29.5)		(101.9)
Expenses related to extinguishment or modification of debt	(.5)		(61.3)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—		(12.6)
Issuance of common stock	3.6		12.7
Payments to repurchase common stock	(133.6)		(50.0)
Common stock dividends paid	(26.3)		(11.1)
Amounts received for deposit products	677.7		634.0
Withdrawals from deposit products	(732.5)		(749.9)
Issuance of investment borrowings:
Federal Home Loan Bank	300.0		400.0
Related to variable interest entities	141.6		376.3
Payments on investment borrowings:
Federal Home Loan Bank	(317.4)		(200.2)
Related to variable interest entities and other	(43.6)		(.2)
Investment borrowings - repurchase agreements, net	8.4		27.6
Net cash provided (used) by financing activities	(152.1)		263.4
Net decrease in cash and cash equivalents	(320.2)		(302.5)
Cash and cash equivalents, beginning of period	699.0		582.5
Cash and cash equivalents, end of period	$378.8		$280.0
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

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

AGREEMENT TO SELL SUBSIDIARY

On March 2, 2014, CNO entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wilton Reassurance Company ("Wilton Re"), pursuant to which CNO agreed to sell to Wilton Re all of the issued and outstanding shares of Conseco Life Insurance Company ("CLIC"), an indirect wholly owned subsidiary of CNO. The transaction, which closed on July 1, 2014, was subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. The transaction resulted in net proceeds of approximately $216 million based upon an estimated balance sheet of CLIC as of June 30, 2014 and after anticipated transaction costs and intercompany transactions completed in connection with the closing.

In connection with the closing of the transaction, CNO Services, LLC ("CNO Services"), an indirect wholly owned subsidiary of CNO, entered into a transition services agreement and a special support services agreement with Wilton Re, pursuant to which CNO Services will make available to Wilton Re and its affiliates, for a limited period of time, certain services required for the operation of CLIC's business following the closing. The costs of the services provided to Wilton Re are expected to approximate the fees received under the agreements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

We have accounted for the sale of CLIC as held for sale. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. As the carrying amount of the CLIC business being sold exceeded its costs to sell, we have recognized a loss on the sale of CLIC in the six months ended June 30, 2014, as summarized below (dollars in millions):

Net cash proceeds	$216.0
Net assets being sold:
Investments	3,863.8
Cash and cash equivalents	164.7
Accrued investment income	42.7
Present value of future profits	15.5
Deferred acquisition costs	37.6
Reinsurance receivables	307.4
Income tax assets, net	84.4
Other assets	2.8
Liabilities for insurance products	(3,201.3)
Other liabilities	(199.1)
Investment borrowings	(383.4)
Accumulated other comprehensive income	(240.5)
Net assets being sold	494.6
Loss before taxes	(278.6)
Tax expense related to tax gain on sale	21.6
Previously unrecognized tax benefit now recognized as a result of the gain	(7.4)
Valuation allowance release related to the gain	(14.2)
Valuation allowance increase related to the decrease in projected future taxable income	19.4
Net loss	$(298.0)

Because the tax basis of CLIC is lower than the estimated cash proceeds, the transaction will generate a taxable gain and estimated tax expense of $21.6 million (subject to further adjustment based on the determination of the final sales price and net proceeds from the sale). Fully offsetting the tax is $7.4 million of previously unrecognized tax benefits (pertaining to a corporate matter unrelated to the sale of CLIC) which may now be recognized and $14.2 million of a valuation allowance release pertaining to net operating loss carryforwards ("NOLs") which may now be utilized. However, the disposition of CLIC is expected to result in a net reduction to CNO's taxable income in future periods which also requires us to establish a valuation allowance of $19.4 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The assets and liabilities of the CLIC business being sold have been segregated in the consolidated balance sheet as of June 30, 2014. The following summarizes the assets and liabilities held for sale as of June 30, 2014 (dollars in millions):

June 30, 2014
Investments	$3,863.8
Cash and cash equivalents - unrestricted	164.7
Accrued investment income	42.7
Present value of future profits	15.5
Deferred acquisition costs	37.6
Reinsurance receivables	307.4
Income tax assets, net	84.4
Other assets	2.8
Assets of subsidiary being sold	$4,518.9

Liabilities for insurance products	$3,201.3
Other liabilities	199.1
Investment borrowings	383.4
Loss accrual	514.5
Liabilities of subsidiary being sold	$4,298.3

The Stock Purchase Agreement also provided that, at the closing, Bankers Life and Casualty Company ("Bankers Life"), an indirect wholly owned subsidiary of CNO, would recapture the life insurance business written by Bankers Life that was reinsured by Wilton Re.  The recapture agreement was conditioned on the concurrent consummation of the closing. On July 1, 2014, Bankers Life paid $28.0 million to recapture the life insurance business from Wilton Re and will recognize a gain (net of income taxes) of approximately $4.5 million in the third quarter of 2014 as a result of the recapture.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

OUT-OF-PERIOD ADJUSTMENTS

In the six months ended June 30, 2014, we recorded the net effect of an out-of-period adjustment related to the calculation of incentive compensation accruals which increased other operating costs and expenses by $2.4 million, decreased tax expense by $.8 million and increased our net loss by $1.6 million (or 1 cent per diluted share). In the six months ended June 30, 2013, we recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 3 cents per diluted share), none of which was recognized in the second quarter of 2013. We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses).  Our trading securities totaled $227.4 million and $247.6 million at June 30, 2014 and December 31, 2013, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2014 and December 31, 2013, were as follows (dollars in millions):

	June 30, 2014	December 31, 2013
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$8.5	$6.5
Net unrealized gains on all other investments	2,157.8	1,322.6
Adjustment to present value of future profits (a)	(157.6)	(47.7)
Adjustment to deferred acquisition costs	(395.5)	(137.0)
Adjustment to insurance liabilities	(168.1)	—
Unrecognized net loss related to deferred compensation plan	(6.4)	(7.1)
Deferred income tax liabilities	(512.6)	(405.5)
Accumulated other comprehensive income	$926.1	$731.8
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003 (the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At June 30, 2014, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(134.0) million, $(143.3) million, $(168.1) million and $158.3 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2014, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,217.4	$1,688.0	$(23.8)	$13,881.6	$—
United States Treasury securities and obligations of United States government corporations and agencies	149.6	10.7	(.2)	160.1	—
States and political subdivisions	1,944.3	212.9	(6.3)	2,150.9	—
Asset-backed securities	1,244.5	84.2	(2.6)	1,326.1	—
Collateralized debt obligations	319.9	5.2	(.9)	324.2	—
Commercial mortgage-backed securities	1,173.9	92.5	(.2)	1,266.2	—
Mortgage pass-through securities	8.4	.5	—	8.9	—
Collateralized mortgage obligations	1,325.8	90.7	(.9)	1,415.6	(3.7)
Total fixed maturities, available for sale	$18,383.8	$2,184.7	$(34.9)	$20,533.6	$(3.7)
Fixed maturities of CLIC being sold	$3,470.7	$—	$—	$3,470.7	$—

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$164.7	$169.5
Due after one year through five years	1,762.1	1,957.6
Due after five years through ten years	2,906.4	3,192.2
Due after ten years	9,478.1	10,873.3
Subtotal	14,311.3	16,192.6
Structured securities	4,072.5	4,341.0
Total fixed maturities, available for sale	$18,383.8	$20,533.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$4.9	$10.8	$46.4	$27.4
Gross realized losses on sale	(3.0)	(1.4)	(8.5)	(3.4)
Impairments:
Total other-than-temporary impairment losses	—	—	—	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	—	—	—
Net realized investment gains from fixed maturities	1.9	9.4	37.9	24.0
Equity securities	7.9	—	7.9	—
Commercial mortgage loans	1.1	—	1.1	.7
Impairments of mortgage loans and other investments	—	(.6)	(11.9)	(.6)
Other	1.5	(5.6)	.8	(5.6)
Net realized investment gains	$12.4	$3.2	$35.8	$18.5

During the first six months of 2014, we recognized net realized investment gains of $35.8 million, which were comprised of $41.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.4 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.9 million and $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first six months of 2014, the $8.5 million of realized losses on sales of $156.9 million of fixed maturity securities, available for sale, included:  (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $8.0 million of additional losses related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first six months of 2014, we recognized $11.9 million of impairment losses recorded in earnings which included: (i) a $3.9 million writedown of a commercial mortgage loan related to a property with expected occupancy challenges; and (ii) an $8.0 million impairment related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2014, other-than-temporary impairments included in accumulated other comprehensive income of $3.7 million (before taxes and related amortization) related to structured securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and six months ended June 30, 2014, and 2013 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.3)	$(1.5)	$(1.3)	$(1.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	.1	—	.1	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.2)	$(1.5)	$(1.2)	$(1.5)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$—	$—	$18.4	$(.2)	$18.4	$(.2)
States and political subdivisions	15.6	(.6)	124.1	(5.7)	139.7	(6.3)
Corporate securities	173.3	(1.1)	423.2	(22.7)	596.5	(23.8)
Asset-backed securities	76.9	(.5)	91.5	(2.1)	168.4	(2.6)
Collateralized debt obligations	64.2	(.7)	11.7	(.2)	75.9	(.9)
Commercial mortgage-backed securities	14.8	—	19.2	(.2)	34.0	(.2)
Mortgage pass-through securities	1.2	—	.8	—	2.0	—
Collateralized mortgage obligations	82.4	(.4)	20.6	(.5)	103.0	(.9)
Total fixed maturities, available for sale	$428.4	$(3.3)	$709.5	$(31.6)	$1,137.9	$(34.9)
Preferred stock	$34.3	$(.4)	$20.3	$(.9)	$54.6	$(1.3)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$23.8	$(.6)	$—	$—	$23.8	$(.6)
States and political subdivisions	473.6	(30.3)	79.2	(8.7)	552.8	(39.0)
Corporate securities	2,406.1	(132.8)	170.3	(20.8)	2,576.4	(153.6)
Asset-backed securities	308.4	(6.5)	32.5	(.7)	340.9	(7.2)
Collateralized debt obligations	46.7	(.5)	—	—	46.7	(.5)
Commercial mortgage-backed securities	161.8	(5.8)	—	—	161.8	(5.8)
Mortgage pass-through securities	1.6	—	1.6	—	3.2	—
Collateralized mortgage obligations	121.8	(1.6)	2.2	—	124.0	(1.6)
Total fixed maturities, available for sale	$3,543.8	$(178.1)	$285.8	$(30.2)	$3,829.6	$(208.3)
Preferred stock	$26.8	$(4.9)	$—	$—	$26.8	$(4.9)

Based on management's current assessment of investments with unrealized losses at June 30, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) for basic earnings per share	$78.1	$77.1	$(149.9)	$89.0
Add: interest expense on 7.0% Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	—	.4	—	1.6
Net income (loss) for diluted earnings per share	$78.1	$77.5	$(149.9)	$90.6
Shares:
Weighted average shares outstanding for basic earnings per share	216,538	220,498	218,422	221,290
Effect of dilutive securities on weighted average shares:
7.0% Debentures	—	5,692	—	11,141
Stock options, restricted stock and performance units	2,390	2,412	—	2,620
Warrants	3,180	2,291	—	2,129
Dilutive potential common shares	5,570	10,395	—	15,890
Weighted average shares outstanding for diluted earnings per share	222,108	230,893	218,422	237,180

In the six months ended June 30, 2014, 5,687,000 equivalent common shares (comprised of 2,464,000 shares related to stock options, restricted stock and performance units and 3,223,000 shares related to warrants) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive in such period due to the net loss recognized by the Company resulting from the sale of CLIC.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment will include the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re will be included in our non-operating earnings. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments.

We measure segment performance by excluding the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities ("VIEs"), loss on extinguishment or modification of debt and income taxes ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to VIEs and loss on extinguishment or modification of debt depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$7.7	$8.6	$15.2	$16.5
Health	320.5	334.1	651.0	666.7
Life	79.9	76.4	158.2	153.9
Net investment income (a)	247.6	226.6	472.0	488.3
Fee revenue and other income (a)	5.8	4.0	11.1	7.7
Total Bankers Life revenues	661.5	649.7	1,307.5	1,333.1
Washington National:
Insurance policy income:
Annuities	1.4	1.7	2.4	3.2
Health	148.8	145.8	297.7	291.2
Life	6.5	5.6	12.2	11.6
Net investment income (a)	71.8	69.8	140.8	147.7
Fee revenue and other income (a)	.2	.2	.4	.4
Total Washington National revenues	228.7	223.1	453.5	454.1
Colonial Penn:
Insurance policy income:
Health	.9	1.1	1.9	2.2
Life	60.8	56.9	120.3	112.7
Net investment income (a)	10.5	9.9	21.2	19.8
Fee revenue and other income (a)	.3	.2	.5	.4
Total Colonial Penn revenues	72.5	68.1	143.9	135.1
Other CNO Business:
Insurance policy income - health	—	6.1	—	12.3
Net investment income (a)	—	8.4	—	16.8
Total Other CNO Business revenues	—	14.5	—	29.1
Corporate operations:
Net investment income	5.7	4.5	12.7	14.6
Fee and other income	1.3	1.5	2.7	3.2
Total corporate revenues	7.0	6.0	15.4	17.8
Total revenues	969.7	961.4	1,920.3	1,969.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Expenses:
Bankers Life:
Insurance policy benefits	$427.9	$434.1	$842.9	$904.6
Amortization	45.4	45.7	93.6	100.2
Interest expense on investment borrowings	1.9	1.7	3.8	3.1
Other operating costs and expenses	98.9	89.1	195.6	184.0
Total Bankers Life expenses	574.1	570.6	1,135.9	1,191.9
Washington National:
Insurance policy benefits	132.8	130.3	264.6	268.0
Amortization	16.0	16.2	32.3	33.3
Interest expense on investment borrowings	.5	.5	.9	1.0
Other operating costs and expenses	47.1	40.3	92.3	82.0
Total Washington National expenses	196.4	187.3	390.1	384.3
Colonial Penn:
Insurance policy benefits	43.2	41.2	87.9	84.2
Amortization	3.8	3.7	7.8	7.4
Other operating costs and expenses	21.7	22.0	50.6	47.7
Total Colonial Penn expenses	68.7	66.9	146.3	139.3
Other CNO Business:
Insurance policy benefits	—	15.3	—	30.9
Other operating costs and expenses	—	6.4	—	12.7
Total Other CNO Business expenses	—	21.7	—	43.6
Corporate operations:
Interest expense on corporate debt	11.1	13.1	22.2	28.2
Interest expense on investment borrowings	—	—	—	.1
Other operating costs and expenses	22.5	3.6	36.9	12.3
Total corporate expenses	33.6	16.7	59.1	40.6
Total expenses	872.8	863.2	1,731.4	1,799.7
Pre-tax operating earnings by segment:
Bankers Life	87.4	79.1	171.6	141.2
Washington National	32.3	35.8	63.4	69.8
Colonial Penn	3.8	1.2	(2.4)	(4.2)
Other CNO Business	—	(7.2)	—	(14.5)
Corporate operations	(26.6)	(10.7)	(43.7)	(22.8)
Pre-tax operating earnings	$96.9	$98.2	$188.9	$169.5
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment revenues	$969.7	$961.4	$1,920.3	$1,969.2
Net realized investment gains	11.7	1.6	33.0	14.8
Revenues related to certain non-strategic investments and earnings attributable to VIEs	7.3	8.2	13.6	15.1
Revenues of CLIC being sold	104.3	110.3	210.8	225.0
Consolidated revenues	1,093.0	1,081.5	2,177.7	2,224.1

Total segment expenses	872.8	863.2	1,731.4	1,799.7
Gain related to reinsurance transaction	(3.8)	—	(3.8)	—
Insurance policy benefits - fair value changes in embedded derivative liabilities	10.1	(29.0)	25.3	(32.1)
Amortization related to fair value changes in embedded derivative liabilities	(2.7)	10.5	(6.9)	11.5
Amortization related to net realized investment gains	.1	.4	.5	1.2
Expenses related to certain non-strategic investments and earnings attributable to VIEs	10.2	11.1	19.8	19.9
Loss on extinguishment or modification of debt	.6	7.7	.6	65.4
Loss on sale of subsidiary	—	—	278.6	—
Expenses of CLIC being sold	91.3	102.9	187.4	209.2
Consolidated expenses	978.6	966.8	2,232.9	2,074.8
Income (loss) before tax	114.4	114.7	(55.2)	149.3
Income tax expense:
Tax expense on period income	40.3	42.6	79.3	75.8
Valuation allowance for deferred taxes and other tax items	(4.0)	(5.0)	15.4	(15.5)
Net income (loss)	$78.1	$77.1	$(149.9)	$89.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $36.7 million and $75.9 million in the six months ended June 30, 2014 and 2013, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $130.7 million (including $4.3 million classified as "Assets of subsidiary being sold") and $156.2 million at June 30, 2014 and December 31, 2013, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "policyholder account balances", was $980.3 million and $903.7 million at June 30, 2014 and December 31, 2013, respectively. We recognized an increase to earnings of $7.4 million and $18.5 million in the second quarters of 2014 and 2013, respectively, and $18.4 million and $20.6 million in the first six months of 2014 and 2013, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2014, substantially all of our counterparties were rated "BBB" or higher by Standard & Poor's Corporation ("S&P").

In periods prior to the second quarter of 2014, we were required to establish an embedded derivative related to a modified coinsurance agreement which ceded the risks of a block of interest sensitive life business. We recaptured this block in the second quarter of 2014, resulting in a gain of $3.8 million, primarily consisting of the release of the embedded derivative. Prior to the recapture of this block, we maintained the investments related to the modified coinsurance agreement in our trading securities account, which we carried at estimated fair value with changes in such value recognized as investment income.  Such trading securities were sold in the second quarter of 2014 in conjunction with the reinsurance recapture.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $221.1 million (including $24.3 million classified as "Assets of subsidiary being sold") and $180.6 million at June 30, 2014 and December 31, 2013, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $55.4 million and $55.1 million in the second quarters of 2014 and 2013, respectively, and $107.5 million and $107.1 million in the first six months of 2014 and 2013, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $61.2 million and $39.1 million in the second quarters of 2014 and 2013, respectively, and $120.8 million and $92.7 million in the first six months of 2014 and 2013, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs described above.  Reinsurance premiums assumed totaled $3.8 million and $15.4 million in the second quarters of 2014 and 2013, respectively, and $14.7 million and $29.1 million in the first six months of 2014 and 2013, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of nil and $10.8 million in the second quarters of 2014 and 2013, respectively and $6.8 million and $19.7 million in the first six months of 2014 and 2013,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

respectively. In August 2013, we received a notice of Coventry's intent to terminate the Medicare Part D prescription drug plan ("PDP") quota-share reinsurance agreement whereby we assumed a portion of the risk related to the PDP business sold through our Bankers Life segment. The PDP premiums received in 2014 (all of which were received in the first quarter of 2014)represent adjustments on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

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

In the second quarter of 2014, we recaptured a block of interest-sensitive life business that was previously ceded under a modified coinsurance agreement. The recapture of this block resulted in a gain related to reinsurance transaction of $3.8 million. The gain primarily consisted of the release of an embedded derivative that is no longer required.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items include: (i) the loss on the sale of CLIC of $278.6 million in the six months ended June 30, 2014; and (ii) the loss on extinguishment or modification of debt of $7.7 million and $65.4 million in the three and six months ended June 30, 2013, respectively. The components of income tax expense are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Current tax expense	$3.9	$2.7	$6.1	$5.4
Deferred tax expense	36.4	40.8	73.2	71.8
Income tax expense calculated based on estimated annual effective tax rate	40.3	43.5	79.3	77.2
Income tax expense (benefit) on discrete items:
Related to the sale of CLIC:
Tax expense related to tax gain on sale	8.4	—	21.6	—
Previously unrecognized tax benefit recognized as a result of the gain	—	—	(7.4)	—
Valuation allowance release related to the gain	(8.4)	—	(14.2)	—
Valuation allowance increase related to the decrease in projected future taxable income	—	—	19.4	—
Valuation allowance reduction resulting from the realization of capital gains and utilization of loss carryforwards	(4.0)	(5.0)	(4.0)	(15.5)
Deferred tax benefit related to loss on extinguishment or modification of debt	—	(.9)	—	(1.4)
Total income tax expense	$36.3	$37.6	$94.7	$60.3

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2014	2013
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(1.0)	(.5)
State taxes	1.5	1.4
Estimated annual effective tax rate	35.5%	35.9%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net federal operating loss carryforwards	$1,141.8	$1,240.2
Net state operating loss carryforwards	18.4	20.0
Tax credits	40.6	43.9
Capital loss carryforwards	.6	13.4
Deductible temporary differences:
Investments	68.2	74.3
Insurance liabilities	622.2	723.8
Other	(1.7)	64.7
Gross deferred tax assets	1,890.1	2,180.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(318.1)	(306.8)
Accumulated other comprehensive income	(512.6)	(405.5)
Gross deferred tax liabilities	(830.7)	(712.3)
Net deferred tax assets before valuation allowance	1,059.4	1,468.0
Valuation allowance	(296.0)	(294.8)
Net deferred tax assets	763.4	1,173.2
Current income taxes accrued	(32.9)	(26.0)
Income tax assets, net	$730.5	$1,147.2

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

Based on our assessment, it appears more likely than not that $763.4 million of our deferred tax assets will be realized through future taxable earnings. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our deferred tax valuation model reflects projections of future taxable income based on a normalized average annual taxable income for the last three years, plus 3 percent growth for the next five years and level income thereafter. Such normalized projected taxable income has been adjusted to reflect the investment trading strategies and the coinsurance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

agreements to cede certain long-term care business, both completed in 2013. In addition, projected taxable income has been adjusted to reflect the sale of CLIC, which is expected to result in a net reduction to CNO's taxable income in future periods and required us to establish a valuation allowance of $19.4 million in the first six months of 2014. Our current deferred tax valuation model assumes estimated normalized taxable income of approximately $315.0 million in 2014. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component and have concluded that it is more likely than not that the components recognized will be fully realized in the future.

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

The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for NOL carryforwards is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.32 percent at June 30, 2014), and the annual restriction could effectively eliminate our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2014, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of June 30, 2014, we had $3.3 billion of federal NOLs and $1.8 million of capital loss carryforwards. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in CSHI (dollars in millions):

Year of expiration	Net operating loss carryforwards		Capital loss	Total loss
	Life	Non-life	carryforwards	carryforwards
2018	$120.6	$—	$—	$120.6
2021	30.0	—	—	30.0
2022	152.0	—	—	152.0
2023	742.6	2,126.1	—	2,868.7
2025	—	115.3	—	115.3
2027	—	202.6	—	202.6
2028	—	.5	—	.5
2029	—	272.3	—	272.3
2032	—	44.0	—	44.0
Subtotal	1,045.2	2,760.8	—	3,806.0
Less:
Unrecognized tax benefits	(344.7)	(199.0)	1.8	(541.9)
Total	$700.5	$2,561.8	$1.8	$3,264.1

We had deferred tax assets related to NOLs for state income taxes of $18.4 million and $20.0 million at June 30, 2014 and December 31, 2013, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $41.0 million at June 30, 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014	December 31, 2013
Senior Secured Credit Agreement (as defined below)	$555.5	$581.5
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	—	3.5
Unamortized discount on Senior Secured Credit Agreement	(3.2)	(3.6)
Direct corporate obligations	$827.3	$856.4

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($393.0 million remained outstanding at June 30, 2014); (ii) a $250.0 million four-year term loan facility ($162.5 million remained outstanding at June 30, 2014); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of June 30, 2014, no amounts have been borrowed under the revolving credit facility.
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

The interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (such rate was 3.75% at June 30, 2014); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (such rate was 3.00% at June 30, 2014); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

In the first six months of 2014, we made $26.0 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

On May 30, 2014, the Company completed an amendment to the Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million to be received from the sale of CLIC be used to prepay amounts outstanding under the Senior Secured Credit Agreement. In the second quarter of 2014, we recognized expenses related to the amendment of the Senior Secured Credit Agreement totaling $.4 million which are included in the loss on extinguishment or modification of debt.

The amendment to the Senior Secured Credit Agreement did not impact the restrictions set forth in the 6.375% Indenture dated as of September 28, 2012 (the "6.375% Indenture") for the Company’s 6.375% Notes regarding the Company’s use of the proceeds from the sale of CLIC. Under the Indenture, the net proceeds received by the Company from the sale of CLIC

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(defined as "Net Available Cash" under the Indenture) may be used to: (i) reinvest in or acquire assets to be used in the insurance business or a related business; or (ii) repay the Senior Secured Credit Agreement. Under the Indenture, any Net Available Cash not so reinvested or applied within 365 days after the closing of the sale of CLIC must be used to make an offer to purchase the outstanding notes at par and, in the interim, may only be invested as set forth in the Indenture. The Company currently plans to reinvest the cash received from the sale of CLIC in its business including the payment on July 1, 2014, of $28.0 million to recapture a block of life insurance business from Wilton Re.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.6 percent at June 30, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 9.81 to 1.00 for the four quarters ended June 30, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 437 percent at June 30, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at June 30, 2014, was $2,057 million).

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to the 6.375% Indenture, among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee and as collateral agent. The net proceeds from the issuance of the 6.375% Notes, together with the net proceeds from the Senior Secured Credit Agreement, were used to repay other outstanding indebtedness and for general corporate purposes. The 6.375% Notes mature on October 1, 2020. Interest on the 6.375% Notes accrues at a rate of 6.375% per annum and is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2013. The 6.375% Notes and the guarantees thereof (the "Guarantees") are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' future subordinated indebtedness. The 6.375% Notes are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 6.375% Notes and the Guarantees are pari passu with respect to security and in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement. The 6.375% Notes are structurally subordinated to all of the liabilities and preferred stock of each of the Company's insurance subsidiaries, which are not guarantors of the 6.375% Notes.

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through June 30, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $178 million as of June 30, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

7.0% Debentures

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million and recognized a loss on the extinguishment of debt of $.2 million.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2014 (dollars in millions):

Year ending June 30,
2015	$73.0
2016	79.3
2017	23.0
2018	4.2
2019	376.0
Thereafter	275.0
$830.5

INVESTMENT BORROWINGS

Two of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National") and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of June 30, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at June 30, 2014, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CLIC was also a member of the FHLB and "Assets of subsidiary being sold" included FHLB common stock of $22.5 million and "Liabilities of subsidiary being sold" included collateralized borrowings of $383.4 million, both as of June 30, 2014. These borrowings are collateralizd by investments with an estimated fair value of $503.9 million included in the "Assets of subsidiary being sold".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2014
$50.0	September 2015	Variable rate – 0.528%
50.0	October 2015	Variable rate – 0.502%
100.0	June 2016	Variable rate – 0.592%
75.0	June 2016	Variable rate – 0.394%
100.0	October 2016	Variable rate – 0.412%
50.0	November 2016	Variable rate – 0.497%
50.0	November 2016	Variable rate – 0.622%
57.7	June 2017	Variable rate – 0.581%
50.0	August 2017	Variable rate – 0.424%
75.0	August 2017	Variable rate – 0.377%
100.0	October 2017	Variable rate – 0.656%
50.0	November 2017	Variable rate – 0.737%
50.0	January 2018	Variable rate – 0.578%
50.0	January 2018	Variable rate – 0.566%
50.0	February 2018	Variable rate – 0.533%
50.0	February 2018	Variable rate – 0.315%
22.0	February 2018	Variable rate – 0.559%
100.0	May 2018	Variable rate – 0.600%
50.0	July 2018	Variable rate – 0.698%
50.0	August 2018	Variable rate – 0.344%
50.0	January 2019	Variable rate – 0.649%
50.0	February 2019	Variable rate – 0.315%
100.0	March 2019	Variable rate – 0.634%
21.8	June 2020	Fixed rate – 1.960%
27.2	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings classified as "Liabilities of subsidiary being sold" (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2014
$146.4	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	July 2017	Fixed rate – 3.900%
37.0	November 2017	Fixed rate – 3.750%
$383.4

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on current market interest rates.  At June 30, 2014, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $29.5 million.

Interest expense of $13.8 million and $13.6 million in the first six months of 2014 and 2013, respectively, was recognized related to total borrowings from the FHLB.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $8.4 million at June 30, 2014 and mature prior to June 30, 2015.

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

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2013	220,324
Treasury stock purchased and retired	(7,834)
Stock options exercised	732
Restricted and performance stock vested	533	(a)
Balance, June 30, 2014	213,755
____________________

(a)
Such amount was reduced by 227 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities. In the first six months of 2014, we repurchased 7.8 million shares of common stock for $136.6 million under the securities repurchase program. The Company had remaining repurchase authority of $260.8 million as of June 30, 2014.

In the first six months of 2014, dividends declared and paid on common stock totaled $26.3 million ($0.12 per common share). In March 2014, the Company increased its quarterly common stock dividend to $0.06 per share from $0.03 per share.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.1 million and $2.5 million during the six months ended June 30, 2014 and 2013, respectively.  Amounts amortized totaled $9.4 million and $13.3 million during the six months ended June 30, 2014 and 2013, respectively.  The unamortized balance of deferred sales inducements was $102.3 million (including $33.9 million classified as "Assets of subsidiary being sold") and $108.6 million at June 30, 2014 and December 31, 2013, respectively.  The balance of insurance liabilities for persistency bonus benefits was $27.6 million (including $25.7 million classified as "Liabilities of subsidiary being sold") and $28.9 million at June 30, 2014 and December 31, 2013, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As further described in the note entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at June 30, 2014 or December 31, 2013. The counterparties do not provide collateral to the Company related to their obligations under the call options.

The following table summarizes information related to call options as of June 30, 2014 and December 31, 2013 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2014:
Call Options (a)	$130.7	$—	$130.7	$—	$—	$130.7
December 31, 2013:
Call Options	156.2	—	156.2	—	—	156.2

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

The following table summarizes information related to repurchase agreements as of June 30, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2014:
Repurchase agreements (a)	$8.4	$—	$8.4	$—	$—	$8.4

_________________

(a)	As of June 30, 2014, these agreements were collateralized by investment securities with a fair value of $10.5 million. There were no repurchase agreements outstanding at December 31, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In April 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance changing the criteria for reporting discontinued operations. Under the revised guidance, only disposals of a component or a group of components, including those classified as held for sale, which represent a strategic shift that has or will have a major effect on a company's operations and financial results will be reported as discontinued operations. The guidance is effective prospectively for new disposals occurring after January 1, 2015.

In May 2014, the FASB issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company on January 1, 2017 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2017 periods would be provided in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

the notes to the financial statements as previously reported under the current revenue standard. The Company is currently assessing the impact the guidance will have upon adoption.

In June 2014, the FASB issued authoritative guidance on the accounting and disclosure of repurchase-to-maturity transactions and repurchase financings. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase financing arrangement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in the repurchase agreement accounted for as a secured borrowing. The new guidance is effective beginning on January 1, 2015. The Company is currently assessing the impact the guidance will have upon adoption.
Adopted Accounting Standards

In July 2013, the FASB issued authoritative guidance regarding the financial statement presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss or a tax credit carryforward exists. Such guidance will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances as further described in the guidance. Such guidance does not require new recurring disclosures. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Litigation
On October 25, 2012, a purported nationwide class action was filed in the United States District Court for the Central District of California, William Jeffrey Burnett and Joe H. Camp v. Conseco Life Insurance Company, CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, Case No. EDCV12-01715VAPSPX. The plaintiffs bring this action under Rule 23(B)(3) on behalf of various Lifetrend policyholders who since October 2008 have surrendered their policies or had them lapse. Additionally, plaintiffs seek certification of a subclass of various Lifetrend policyholders who accepted optional benefits and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

signed a release pursuant to a regulatory settlement. The plaintiffs allege breach of contract and seek declaratory relief, compensatory damages, attorney fees and costs. On November 30, 2012, CLIC and the other defendants filed a motion to dismiss the complaint. On November 18, 2013, the court granted the dismissal, with leave to amend, of CNO Financial Group, Inc., CDOC, Inc. and CNO Services, LLC, and denied the motion to dismiss CLIC. With the completion of the sale of CLIC on July 1, 2014, our consolidated financial statements will no longer include CLIC's liability related to this litigation in future periods.

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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Six months ended
	June 30,
	2014		2013
Cash flows from operating activities:
Net income (loss)	$(149.9)		$89.0
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	146.2		172.6
Income taxes	92.7		57.4
Insurance liabilities	155.2		205.3
Accrual and amortization of investment income	(77.5)		(125.0)
Deferral of policy acquisition costs	(116.9)		(107.2)
Net realized investment gains	(35.8)		(18.5)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Loss on sale of subsidiary	278.6		—
Gain related to reinsurance transaction	(3.8)		—
Loss on extinguishment or modification of debt	.6		65.4
Other	(14.0)		(49.1)
Net cash from operating activities	$(314.9)	(a)	$289.9
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

Non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2014	2013
Stock options, restricted stock and performance units	$8.1	$7.2

INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  The following is a description of our significant investments in VIEs.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including two new VIEs which were consolidated in 2014).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,241.1	$—	$1,241.1
Notes receivable of VIEs held by insurance subsidiaries	—	(116.0)	(116.0)
Cash and cash equivalents held by variable interest entities	101.8	—	101.8
Accrued investment income	2.5	—	2.5
Income tax assets, net	6.8	(2.2)	4.6
Other assets	14.2	(.9)	13.3
Total assets	$1,366.4	$(119.1)	$1,247.3
Liabilities:
Other liabilities	$148.2	$(3.2)	$145.0
Borrowings related to variable interest entities	1,110.8	—	1,110.8
Notes payable of VIEs held by insurance subsidiaries	120.1	(120.1)	—
Total liabilities	$1,379.1	$(123.3)	$1,255.8

	December 31, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,046.7	$—	$1,046.7
Notes receivable of VIEs held by insurance subsidiaries	—	(108.5)	(108.5)
Cash and cash equivalents held by variable interest entities	104.3	—	104.3
Accrued investment income	1.9	—	1.9
Income tax assets, net	5.4	(2.5)	2.9
Other assets	22.6	(.9)	21.7
Total assets	$1,180.9	$(111.9)	$1,069.0
Liabilities:
Other liabilities	$66.0	$(4.0)	$62.0
Borrowings related to variable interest entities	1,012.3	—	1,012.3
Notes payable of VIEs held by insurance subsidiaries	112.5	(112.5)	—
Total liabilities	$1,190.8	$(116.5)	$1,074.3

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2014, such loans had an amortized cost of $1,241.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

million; gross unrealized gains of $3.3 million; gross unrealized losses of $3.7 million; and an estimated fair value of $1,241.1 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.8	$2.8
Due after one year through five years	353.8	354.1
Due after five years through ten years	884.9	884.2
Total	$1,241.5	$1,241.1

During the first six months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.  During the first six months of 2013, we recognized net realized investment losses on the VIE investments of $.3 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2014, there were no investments held by the VIEs that were in default.

During the first six months of 2014, $21.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.1 million. During the first six months of 2013, no investments held by the VIEs were sold which resulted in gross investment losses.

At June 30, 2014, the VIEs held:  (i) investments with a fair value of $470.8 million and gross unrealized losses of $2.2 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $157.2 million and gross unrealized losses of $1.5 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2014, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $24.6 million (classified as other invested assets).  At June 30, 2014, we had unfunded commitments to these partnerships of $99.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first six months of 2014 and 2013.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 43 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating and other factors relating to the issuer and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2014 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,491.8	$389.8	$13,881.6
United States Treasury securities and obligations of United States government corporations and agencies	—	160.1	—	160.1
States and political subdivisions	—	2,122.2	28.7	2,150.9
Asset-backed securities	—	1,273.4	52.7	1,326.1
Collateralized debt obligations	—	310.0	14.2	324.2
Commercial mortgage-backed securities	—	1,266.2	—	1,266.2
Mortgage pass-through securities	—	7.6	1.3	8.9
Collateralized mortgage obligations	—	1,415.5	.1	1,415.6
Total fixed maturities, available for sale	—	20,046.8	486.8	20,533.6
Equity securities - corporate securities	52.9	208.4	26.2	287.5
Trading securities:
Corporate securities	—	23.8	—	23.8
United States Treasury securities and obligations of United States government corporations and agencies	—	4.2	—	4.2
Asset-backed securities	—	20.9	—	20.9
Commercial mortgage-backed securities	—	146.6	—	146.6
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	23.9	5.9	29.8
Equity securities	2.0	—	—	2.0
Total trading securities	2.0	219.5	5.9	227.4
Investments held by variable interest entities - corporate securities	—	1,241.1	—	1,241.1
Other invested assets - derivatives	.9	126.4	—	127.3
Assets held in separate accounts	—	9.4	—	9.4
Assets of subsidiary being sold	—	3,458.6	63.1	3,521.7
Total assets carried at fair value by category	$55.8	$25,310.2	$582.0	$25,948.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$980.3	$980.3
Total liabilities for insurance products	—	—	980.3	980.3
Total liabilities carried at fair value by category	$—	$—	$980.3	$980.3

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,647.1	$1,647.1	$1,595.9
Policy loans	—	—	99.7	99.7	99.7
Other invested assets:
Company-owned life insurance	—	149.4	—	149.4	149.4
Alternative investment funds	—	86.6	—	86.6	86.6
Cash and cash equivalents:
Unrestricted	167.8	211.0	—	378.8	378.8
Held by variable interest entities	101.8	—	—	101.8	101.8
Assets of subsidiary being sold	164.7	—	351.0	515.7	503.8
Liabilities:
Policyholder account balances (a)	—	—	10,649.7	10,649.7	10,649.7
Investment borrowings	—	1,507.0	—	1,507.0	1,507.6
Borrowings related to variable interest entities	—	955.9	—	955.9	1,110.8
Notes payable – direct corporate obligations	—	852.4	—	852.4	827.3
Liabilities of subsidiary being sold	—	412.9	2,070.0	2,482.9	2,453.4

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

____________________

(a)
The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value at June 30, 2014 and December 31, 2013.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2014 (dollars in millions):

	June 30, 2014
	Beginning balance as of March 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2014	Amount of total gains (losses) for the three months ended June 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$336.8	$47.7	$—	$4.0	$16.3	$(15.0)	$389.8	$—
States and political subdivisions	—	—	—	.7	28.0	—	28.7	—
Asset-backed securities	42.2	(.5)	—	1.1	9.9	—	52.7	—
Collateralized debt obligations	14.1	(.1)	—	.2	—	—	14.2	—
Mortgage pass-through securities	.4	.9	—	—	—	—	1.3	—
Collateralized mortgage obligations	—	—	—	(.1)	.2	—	.1	—
Total fixed maturities, available for sale	393.5	48.0	—	5.9	54.4	(15.0)	486.8	—
Equity securities - corporate securities	25.4	.8	—	—	—	—	26.2	—
Trading securities - collateralized mortgage obligations	5.9	—	—	—	—	—	5.9	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(930.8)	(38.7)	(10.8)	—	—	—	(980.3)	(10.8)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(3.4)	3.4	—	—	—	—	—	—
Total liabilities for insurance products	(934.2)	(35.3)	(10.8)	—	—	—	(980.3)	(10.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$51.0	$(3.3)	$—	$—	$47.7
Asset-backed securities	—	(.5)	—	—	(.5)
Collateralized debt obligations	—	(.1)	—	—	(.1)
Mortgage pass-through securities	1.1	(.2)	—	—	.9
Total fixed maturities, available for sale	52.1	(4.1)	—	—	48.0
Equity securities - corporate securities	.8	—	—	—	.8
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(31.1)	.5	(22.5)	14.4	(38.7)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.4	—	—	3.4
Total liabilities for insurance products	(31.1)	3.9	(22.5)	14.4	(35.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2014 (dollars in millions):

	June 30, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Amounts classified as Assets of subsidiary being sold	Ending balance as of June 30, 2014	Amount of total gains (losses) for the six months ended June 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$41.2	$—	$13.4	$26.8	$—	$(51.2)	$389.8	$—
States and political subdivisions	—	—	—	2.0	28.9	—	(2.2)	28.7	—
Asset-backed securities	42.2	9.0	—	3.3	7.9	—	(9.7)	52.7	—
Collateralized debt obligations	246.7	(4.4)	—	—	12.6	(240.7)	—	14.2	—
Mortgage pass-through securities	1.6	(.3)	—	—	—	—	—	1.3	—
Collateralized mortgage obligations	—	—	—	—	.1	—	—	.1	—
Total fixed maturities, available for sale	650.1	45.5	—	18.7	76.3	(240.7)	(63.1)	486.8	—
Equity securities - corporate securities	24.5	1.7	—	—	—	—	—	26.2	—
Trading securities - collateralized mortgage obligations	—	—	—	.1	5.8	—	—	5.9	.1
Assets of subsidiary being sold	—	—	—	—	—	—	63.1	63.1	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(903.7)	(49.8)	(26.8)	—	—	—	—	(980.3)	(26.8)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities for insurance products	(905.5)	(48.0)	(26.8)	—	—	—	—	(980.3)	(26.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$51.0	$(9.8)	$—	$—	$41.2
Asset-backed securities	9.9	(.9)	—	—	9.0
Collateralized debt obligations	.9	(5.3)	—	—	(4.4)
Mortgage pass-through securities	1.1	(1.4)	—	—	(.3)
Total fixed maturities, available for sale	62.9	(17.4)	—	—	45.5
Equity securities - corporate securities	1.7	—	—	—	1.7
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(57.7)	3.6	(24.6)	28.9	(49.8)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities for insurance products	(57.7)	7.0	(26.2)	28.9	(48.0)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

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

At June 30, 2014, 81 percent of our Level 3 fixed maturities, available for sale, were investment grade and 3 percent and 80 percent of our Level 3 fixed maturities, available for sale, consisted of structured securities and corporate securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2014 (dollars in millions):

	Fair value at June 30, 2014	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$254.5	Discounted cash flow analysis	Discount margins	1.50% - 5.00% (2.44%)
Asset-backed securities (b)	29.1	Discounted cash flow analysis	Discount margins	1.72% - 4.30% (2.81%)
Other assets categorized as Level 3 (c)	235.3	Unadjusted third-party price source	Not applicable	Not applicable
Assets of subsidiary being sold:
Corporate securities (a)	19.1	Discounted cash flow analysis	Discount margins	1.50% - 2.45% (1.96%)
Asset-backed securities (b)	8.7	Discounted cash flow analysis	Discount margins	3.50%
Other assets categorized as Level 3 (c)	35.3	Unadjusted third-party price source	Not applicable	Not applicable
Total	582.0
Liabilities:
Interest-sensitive products (d)	980.3	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 3.78% (2.04%)
			Surrender rates	2.80% - 54.60% (14.39%)
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

In this section, we review the consolidated financial condition of CNO at June 30, 2014, and its consolidated results of operations for the six months ended June 30, 2014 and 2013, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

•	determination of the final sales price and net proceeds for the sale of CLIC; and

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets.

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

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment will include the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re will be included in our non-operating earnings. Under such agreements, we will receive $30 million in the year ended June 30, 2015 and $20 million in the year ended June 30, 2016. In addition, certain services will continue to be provided in the three years ended June 30, 2019 for an annual fee of $.2 million per year. The income we receive from these services agreements will offset certain of our overhead costs. If we are not successful in reducing our overhead costs to the same extent as the reduction in fees to be received from Wilton Re over the period of the agreements, our results of operations will be adversely affected. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2014 and 2013 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income before the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains, fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, corporate interest expense, loss on extinguishment or modification of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$87.4	$79.1	$171.6	$141.2
Washington National	32.3	35.8	63.4	69.8
Colonial Penn	3.8	1.2	(2.4)	(4.2)
Other CNO Business:
Losses from the long-term care business reinsured effective December 31, 2013	—	(2.2)	—	(4.9)
Overhead expense of CLIC allocated to other segments effective January 1, 2014	—	(5.0)	—	(9.6)
EBIT from business segments continuing after the CLIC sale	123.5	108.9	232.6	192.3
Corporate operations, excluding corporate interest expense	(15.5)	2.4	(21.5)	5.4
EBIT from operations continuing after the CLIC sale	108.0	111.3	211.1	197.7
Corporate interest expense	(11.1)	(13.1)	(22.2)	(28.2)
Operating earnings before taxes	96.9	98.2	188.9	169.5
Tax expense on operating income	33.2	34.3	65.3	60.0
Net operating income	63.7	63.9	123.6	109.5
Earnings of CLIC being sold (net of taxes)	8.5	4.8	15.2	10.3
Loss on operations of CLIC being sold (including impact of taxes)	—	—	(298.0)	—
Gain related to reinsurance transaction (net of taxes)	2.5	—	2.5	—
Net realized investment gains (net of related amortization and taxes)	7.5	.8	21.1	8.8
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(4.8)	12.1	(12.0)	13.4
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs (net of taxes)	(2.9)	(2.7)	(5.9)	(4.5)
Loss on extinguishment or modification of debt (net of taxes)	(.4)	(6.8)	(.4)	(64.0)
Valuation allowance for deferred tax assets and other tax items (b)	4.0	5.0	4.0	15.5
Net income (loss)	$78.1	$77.1	$(149.9)	$89.0
Per diluted share:
Net operating income	$.29	$.28	$.56	$.47
Earnings of CLIC being sold (net of taxes)	.04	.02	.07	.04
Loss on operations of CLIC being sold (including impact of taxes)	—	—	(1.36)	—
Gain related to reinsurance transaction (net of taxes)	.01	—	.01	—
Net realized investment gains (net of related amortization and taxes)	.03	.01	.10	.04
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.02)	.05	(.06)	.06
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs (net of taxes)	(.02)	(.01)	(.03)	(.02)
Loss on extinguishment or modification of debt (net of taxes)	—	(.03)	—	(.27)
Valuation allowance for deferred tax assets and other tax items (b)	.02	.02	.02	.06
Net income (loss)	$.35	$.34	$(.69)	$.38

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the loss on the operations of CLIC being sold; (ii) the earnings of CLIC being sold; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net of taxes; (vi) loss on extinguishment or modification of debt, net of taxes; and (vii) changes in the valuation allowance for deferred tax assets. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

(b)
Increase in valuation allowance of $19.4 million in the six months ended June 30, 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "loss on operations of CLIC being sold (including impact of taxes)".

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2013 Annual Report of Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$87.4	$79.1	$171.6	$141.2
Washington National	32.3	35.8	63.4	69.8
Colonial Penn	3.8	1.2	(2.4)	(4.2)
Corporate operations	(26.6)	(10.7)	(43.7)	(22.8)
Other CNO Business	—	(7.2)	—	(14.5)
	96.9	98.2	188.9	169.5
Gain related to reinsurance transaction:
Washington National	3.8	—	3.8	—
Net realized investment gains (losses), net of related amortization:
Bankers Life	1.9	2.9	3.4	10.8
Washington National	1.2	(1.8)	30.3	2.5
Colonial Penn	.2	.4	.4	.1
Corporate operations	8.3	(.3)	(1.6)	.2
	11.6	1.2	32.5	13.6
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(7.3)	18.2	(18.2)	20.3
Washington National	(.1)	.3	(.2)	.3
	(7.4)	18.5	(18.4)	20.6
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	(2.9)	(2.9)	(6.2)	(4.8)
Loss on extinguishment or modification of debt:
Corporate operations	(.6)	(7.7)	(.6)	(65.4)
Amounts related to CLIC being sold:
Earnings of CLIC being sold	13.0	7.4	23.4	15.8
Loss on sale of CLIC	—	—	(278.6)	—
	13	7.4	(255.2)	15.8
Income (loss) before income taxes:
Bankers Life	82.0	100.2	156.8	172.3
Washington National	37.2	34.3	97.3	72.6
Colonial Penn	4.0	1.6	(2.0)	(4.1)
Corporate operations	(21.8)	(21.6)	(52.1)	(92.8)
Other CNO Business	—	(7.2)	—	(14.5)
Amount related to CLIC being sold	13.0	7.4	(255.2)	15.8
Income (loss) before income taxes	$114.4	$114.7	$(55.2)	$149.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the loss on the operations of CLIC being sold, the earnings of CLIC being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, loss on extinguishment or modification of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the loss on the operations of CLIC being sold, the earnings of CLIC being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs and loss on extinguishment or modification of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premium collections:
Annuities	$200.8	$183.7	$391.3	$349.3
Medicare supplement and other supplemental health	310.1	324.6	625.6	659.7
Life	101.5	91.1	195.5	180.6
Total collections	$612.4	$599.4	$1,212.4	$1,189.6
Average liabilities for insurance products:
Fixed index annuities	$3,575.7	$3,132.2	$3,519.2	$3,085.5
Deferred annuities	3,889.6	4,162.1	3,936.3	4,203.9
SPIAs and supplemental contracts:
Mortality based	206.5	227.2	204.8	228.2
Deposit based	148.1	157.9	149.1	158.3
Health:
Long-term care	4,682.5	4,651.7	4,625.3	4,744.7
Medicare supplement	330.6	333.3	334.4	335.4
Other health	47.1	45.3	46.8	45.2
Life:
Interest sensitive	552.5	480.3	542.9	473.9
Non-interest sensitive	693.6	598.1	683.0	584.3
Total average liabilities for insurance products, net of reinsurance ceded	$14,126.2	$13,788.1	$14,041.8	$13,859.4
Revenues:
Insurance policy income	$408.1	$419.1	$824.4	$837.1
Net investment income:
General account invested assets	220.5	211.0	440.3	423.8
Fixed index products	27.1	15.6	31.7	64.5
Fee revenue and other income	5.8	4.0	11.1	7.7
Total revenues	661.5	649.7	1,307.5	1,333.1
Expenses:
Insurance policy benefits	356.0	370.4	721.7	744.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	32.2	36.0	65.1	71.9
Cost of options to fund index credits, net of forfeitures	12.1	11.9	24.1	23.7
Market value changes credited to policyholders	27.6	15.8	32.0	64.8
Amortization related to operations	45.4	45.7	93.6	100.2
Interest expense on investment borrowings	1.9	1.7	3.8	3.1
Other operating costs and expenses	98.9	89.1	195.6	184.0
Total benefits and expenses	574.1	570.6	1,135.9	1,191.9
Income before net realized investment gains, net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	87.4	79.1	171.6	141.2
Net realized investment gains	2.0	3.3	3.5	11.9
Amortization related to net realized investment gains	(.1)	(.4)	(.1)	(1.1)
Net realized investment gains, net of related amortization	1.9	2.9	3.4	10.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	(9.6)	27.3	(24.3)	30.5
Amortization related to fair value changes in embedded derivative liabilities	2.3	(9.1)	6.1	(10.2)
Fair value changes in embedded derivative liabilities, net of related amortization	(7.3)	18.2	(18.2)	20.3
Income before income taxes	$82.0	$100.2	$156.8	$172.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Health benefit ratios:
All health lines:
Insurance policy benefits	$301.5	$310.0	$608.7	$620.8
Benefit ratio (a)	94.0%	92.8%	93.5%	93.1%
Medicare supplement:
Insurance policy benefits	$134.2	$127.2	$265.8	$256.2
Benefit ratio (a)	69.5%	67.2%	68.6%	67.9%
PDP:
Insurance policy benefits	$—	$9.2	$5.3	$15.9
Benefit ratio (a)	N/A	85.2%	77.9%	80.5%
Long-term care:
Insurance policy benefits	$167.2	$173.6	$337.5	$348.7
Benefit ratio (a)	131.2%	129.5%	131.6%	129.4%
Interest-adjusted benefit ratio (b)	79.2%	81.4%	80.1%	81.5%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $66.3 million and $64.5 million in the three months ended June 30, 2014 and 2013, respectively, and was $132.0 million and $129.1 million in the six months ended June 30, 2014 and 2013, respectively.

Total premium collections were $612.4 million in the second quarter of 2014, up 2.2 percent from 2013, and were $1,212.4 million in the first six months of 2014, up 1.9 percent from 2013. See "Premium Collections" for further analysis of Bankers Life's premium collections.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Average liabilities for insurance products, net of reinsurance ceded were $14.1 billion in the second quarter of 2014, up 2.5 percent from 2013, and were $14.0 billion in the first six months of 2014, up 1.3 percent from 2013. Such average insurance liabilities for certain long-term care products were increased by $84 million and $195 million in the second quarters of 2014 and 2013, respectively, and $42 million and $311 million in the six months ended June 30, 2014 and 2013, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned additional liabilities, the increase in average liabilities for insurance products was primarily due to new sales of these products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $220.5 million in the second quarter of 2014, up 4.5 percent from 2013, and was $440.3 million in the first six months of 2014, up 3.9 percent from 2013. The increase in net investment income is due to the impact of favorable experience resulting in prospective changes in assumptions which increased the yield on certain structured securities and higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods. Prepayment income was $3.2 million and $1.3 million in the second quarters of 2014 and 2013, respectively, and was $4.4 million and $6.9 million in the first six months of 2014 and 2013, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $27.1 million and $15.6 million in the second quarters of 2014 and 2013, respectively, and was $31.7 million and $64.5 million in the first six months of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $5.8 million and $4.0 million, in the second quarters of 2014 and 2013, respectively, and was $11.1 million and $7.7 million, in the first six months of 2014 and 2013, respectively. We recognized fee income of $5.7 million and $3.9 million, in the second quarters of 2014 and 2013, respectively, and $10.9 million and $7.5 million, in the first six months of 2014 and 2013, respectively, pursuant to marketing agreements to sell PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 69.5 percent and 67.2 percent in the second quarters of 2014 and 2013, respectively, and 68.6 percent and 67.9 percent in the first six months of 2014 and 2013, respectively. The benefit ratio in the second quarter of 2013 was impacted by the favorable development of prior period claim reserves of approximately $6.5 million. In 2014, we currently expect the benefit ratio on this Medicare supplement business will be approximately 70 percent.

The insurance policy benefits on our PDP business resulted from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were nil and $1.6 million in the second quarters of 2014 and 2013, respectively, and were $1.5 million and $3.8 million in the first six months of 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The PDP results in the first quarter of 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 131.2 percent and 129.5 percent in the second quarters of 2014 and 2013, respectively, and was 131.6 percent and 129.4 percent in the first six months of 2014 and 2013, respectively.  The interest-adjusted benefit ratio on this business was 79.2 percent and 81.4 percent in the second quarters of 2014 and 2013, respectively, and was 80.1 percent and 81.5 percent in the first six months of 2014 and 2013, respectively.  We recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. In 2014, we currently expect the interest adjusted benefit ratio on this long-term care business will be approximately 79 percent. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $32.2 million and $36.0 million in the second quarters of 2014 and 2013, respectively, and were $65.1 million and $71.9 million in the first six months of 2014 and 2013, respectively. The weighted average crediting rates for these products was 2.8 percent and 3.0 percent in the second quarters of 2014 and 2013, respectively, and was 2.8 percent and 3.0 percent in the first six months of 2014 and 2013, respectively. The average liabilities of the deferred annuity block were $3.9 billion and $4.2 billion in the first six months of 2014 and 2013, respectively.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $45.4 million and $45.7 million in the second quarters of 2014 and 2013, respectively, and was $93.6 million and $100.2 million in the first six months of 2014 and 2013, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $98.9 million in the second quarter of 2014, up 11 percent from 2013, and were $195.6 million in the first six months of 2014, up 6.3 percent from 2013. Expenses in the 2014 periods included approximately $2 million and $4 million in the three and six months ended June 30, 2014, respectively, of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Commission expense and agent manager benefits	$14.3	$15.1	$28.1	$31.3
Other operating expenses	84.6	74.0	167.5	152.7
Total	$98.9	$89.1	$195.6	$184.0

Net realized investment gains fluctuated each period. During the first six months of 2014, we recognized $5.5 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2013, we recognized $11.9 million of net gains from the sales of investments (primarily fixed maturities).

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $.4 million in the second quarters of 2014 and 2013, respectively, and $.1 million and $1.1 million in the first six months of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premium collections:
Supplemental health and other health	$129.7	$122.7	$256.2	$243.8
Medicare supplement	21.7	25.0	42.8	51.6
Life	6.4	6.3	12.9	12.6
Annuity	.6	1.4	1.2	2.3
Total collections	$158.4	$155.4	$313.1	$310.3
Average liabilities for insurance products:
Fixed index annuities	$426.3	$462.1	$430.0	$468.1
Deferred annuities	131.4	151.2	132.9	154.1
SPIAs and supplemental contracts:
Mortality based	242.9	248.2	244.2	249.6
Deposit based	252.3	245.9	250.9	243.9
Separate Accounts	9.7	15.3	10.0	15.3
Health:
Supplemental health	2,415.7	2,224.5	2,340.5	2,218.2
Medicare supplement	36.0	39.0	36.4	39.7
Other health	16.8	12.3	13.9	12.6
Life:
Interest sensitive life	160.3	166.7	163.1	166.9
Non-interest sensitive life	192.6	202.6	193.4	199.9
Total average liabilities for insurance products, net of reinsurance ceded	$3,884.0	$3,767.8	$3,815.3	$3,768.3
Revenues:
Insurance policy income	$156.7	$153.1	$312.3	$306.0
Net investment income:
General account invested assets	67.6	68.3	135.8	138.1
Fixed index products	2.8	1.6	3.7	8.4
Trading account income related to reinsurer accounts	(.2)	(2.5)	1.4	(2.9)
Change in value of embedded derivatives related to modified coinsurance agreements	.2	2.5	(1.4)	2.9
Trading account income related to policyholder accounts	1.4	(.1)	1.3	1.2
Fee revenue and other income	.2	.2	.4	.4
Total revenues	228.7	223.1	453.5	454.1
Expenses:
Insurance policy benefits	123.3	123.3	249.3	246.9
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	4.0	3.9	7.4	7.7
Cost of options to fund index credits, net of forfeitures	1.4	1.4	2.9	3.3
Market value changes credited to policyholders	4.1	1.7	5.0	10.1
Amortization related to operations	16.0	16.2	32.3	33.3
Interest expense on investment borrowings	.5	.5	.9	1.0
Other operating costs and expenses	47.1	40.3	92.3	82.0
Total benefits and expenses	196.4	187.3	390.1	384.3
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	32.3	35.8	63.4	69.8
Gain related to reinsurance transaction	3.8	—	3.8	—
Net realized investment gains (losses)	1.2	(1.8)	30.7	2.6
Amortization related to net realized investment gains (losses)	—	—	(.4)	(.1)
Net realized investment gains (losses), net of related amortization	1.2	(1.8)	30.3	2.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.5)	1.7	(1.0)	1.6
Amortization related to fair value changes in embedded derivative liabilities	.4	(1.4)	.8	(1.3)
Fair value changes in embedded derivative liabilities, net of related amortization	(.1)	.3	(.2)	.3
Income before income taxes	$37.2	$34.3	$97.3	$72.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$13.6	$17.0	$28.4	$34.4
Benefit ratio (a)	61.7%	65.5%	62.8%	65.3%
Supplemental health and other:
Insurance policy benefits	$101.8	$95.4	$201.1	$190.1
Benefit ratio (a)	80.3%	79.6%	79.6%	79.7%
Interest-adjusted benefit ratio (b)	54.8%	53.5%	53.9%	53.5%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset. Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.4 million and $31.3 million in the three months ended June 30, 2014 and 2013, respectively, and was $65.0 million and $62.4 million in the six months ended June 30, 2014 and 2013, respectively.

Total premium collections were $158.4 million in the second quarter of 2014, up 1.9 percent from 2013, and were $313.1 million in the first six months of 2014, up .9 percent from 2013. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the second quarter of 2014, up 3.1 percent from 2013, and were $3.8 billion in the first six months of 2014, up 1.2 percent from 2013, reflecting an increase in the health blocks; partially offset by the run-off of the annuity blocks. The increase in average liabilities for the supplemental health and other health blocks primarily relates to a change in how certain business will be ceded from CLIC to Washington National in conjunction with the sale of CLIC. In previous periods, it was assumed these blocks would be ceded under a modified coinsurance arrangement, pursuant to which the related reserves were included in the operations of CLIC being sold.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

In the second quarter of 2014, an agreement was reached pursuant to which the blocks will be ceded under a coinsurance arrangement (subject to regulatory approval). Accordingly, effective April 1, 2014, the reserves related to these blocks were included in the Washington National segment.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased and Medicare supplement premiums have decreased consistent with sales.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $67.6 million in the second quarter of 2014, down 1.0 percent from 2013, and was $135.8 million in the first six months of 2014, down 1.7 percent from 2013. Prepayment income was not significant in the 2014 and 2013 periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $2.8 million and $1.6 million in the second quarters of 2014 and 2013, respectively, and was $3.7 million and $8.4 million in the first six months of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Trading account income related to reinsurer accounts primarily represents the income on trading securities which were held to act as hedges for embedded derivatives related to a modified coinsurance agreement. Such trading securities were sold in the second quarter of 2014 in conjunction with the recapture of the modified coinsurance agreement.

Change in value of embedded derivatives related to a modified coinsurance agreement is described in the note to our consolidated financial statements entitled "Accounting for Derivatives." In the second quarter of 2014, we recaptured this modified coinsurance agreement and the embedded derivative was eliminated. The release of the embedded derivative was classified as a portion of the gain related to the reinsurance transaction (as further described below under gain related to reinsurance transaction).

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $8.5 million and $8.9 million in the second quarters of 2014 and 2013, respectively, and were $16.8 million and $18.3 million in the first six months of 2014 and 2013, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Insurance margins (insurance policy income less insurance policy benefits) on these products were $24.9 million and $24.5 million in the second quarters of 2014 and 2013, respectively, and were $51.4 million and $48.4 million in the first six months of 2014 and 2013, respectively. The interest adjusted benefit ratio on this supplemental health business was 54.8 percent and 53.5 percent in the second quarters of 2014 and 2013, respectively, and was 53.9 percent and 53.5 percent in the first six months of 2014 and 2013, respectively. The benefit ratios on this business can be impacted by changes in the extent to which policyholders convert their current policies to policies with additional benefits, as well as persistency in certain blocks. Changes in policy conversions and persistency have resulted in higher benefit ratios in recent periods and we currently expect that this interest-adjusted benefit ratio will be approximately 54 percent during 2014.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $4.0 million and $3.9 million in the second quarters of 2014 and 2013, respectively, and were $7.4 million and $7.7 million in the first six months of 2014 and 2013, respectively.

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

Other operating costs and expenses were $47.1 million and $40.3 million in the second quarters of 2014 and 2013, respectively, and were $92.3 million and $82.0 million in the first six months of 2014 and 2013, respectively. Other operating costs and expenses include commission expense of $15.9 million and $16.1 million in the second quarters of 2014 and 2013, respectively, and $32.1 million and $32.0 million in the first six months of 2014 and 2013, respectively. Expenses in the three and six months ended June 30, 2014 included approximately $2 million and $4 million, respectively, of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC.

Gain related to reinsurance transaction pertained to the recapture of a modified coinsurance agreement in the second quarter of 2014. The gain of $3.8 million primarily resulted from the release of an embedded derivative that is no longer required.

Net realized investment gains fluctuate each period. During the first six months of 2014, we recognized $32.6 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2013, we recognized $2.6 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million and $.1 million in the first six months of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premium collections:
Life	$60.0	$56.4	$120.1	$112.5
Supplemental health	.9	1.0	1.8	2.1
Total collections	$60.9	$57.4	$121.9	$114.6
Average liabilities for insurance products:
SPIAs - mortality based	$68.8	$74.4	$69.1	$74.6
Health:
Medicare supplement	8.3	9.3	8.5	9.5
Other health	4.5	4.8	4.5	4.8
Life:
Interest sensitive	17.1	17.7	17.1	17.7
Non-interest sensitive	648.2	629.9	646.3	624.0
Total average liabilities for insurance products, net of reinsurance ceded	$746.9	$736.1	$745.5	$730.6
Revenues:
Insurance policy income	$61.7	$58.0	$122.2	$114.9
Net investment income on general account invested assets	10.5	9.9	21.2	19.8
Fee revenue and other income	.3	.2	.5	.4
Total revenues	72.5	68.1	143.9	135.1
Expenses:
Insurance policy benefits	43.1	41.1	87.6	83.9
Amounts added to annuity and interest-sensitive life product account balances	.1	.1	.3	.3
Amortization related to operations	3.8	3.7	7.8	7.4
Other operating costs and expenses	21.7	22.0	50.6	47.7
Total benefits and expenses	68.7	66.9	146.3	139.3
Income (loss) before net realized investment gains and income taxes	3.8	1.2	(2.4)	(4.2)
Net realized investment gains	.2	.4	.4	.1
Income (loss) before income taxes	$4.0	$1.6	$(2.0)	$(4.1)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. In the three months ended June 30, 2014, the Colonial Penn segment benefited from: (i) earnings growth from the in-force block; (ii) improvements in the effectiveness of our sales and marketing expenditures; and (iii) an increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. Based on our current forecast, we expect this segment to report approximately break-even results for 2014 (before net realized investment gains (losses) and income taxes).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $60.9 million in the second quarter of 2014, up 6.1 percent from 2013, and were $121.9 million in the first six months of 2014, up 6.4 percent from 2013. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets was $10.5 million in the second quarter of 2014, up 6.1 percent from 2013, and was $21.2 million in the first six months of 2014, up 7.1 percent from 2013. The increase in net investment income is primarily due to the higher general account invested assets as a result of the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses totaled $16.8 million and $18.9 million, in the second quarters of 2014 and 2013, respectively and $36.5 million and $34.8 million, in the first six months of 2014 and 2013, respectively. The decrease in marketing expense in the second quarter of 2014 reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. Although the effectiveness of our sales and marketing expenditures improved in the second quarter of 2014, we continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains fluctuated each period. During the first six months of 2014, we recognized $.4 million of net gains from the sales of investments (primarily fixed maturities). During the first six months of 2013, we recognized $.1 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Corporate operations:
Interest expense on corporate debt	$(11.1)	$(13.1)	$(22.2)	$(28.2)
Net investment income (loss):
General investment portfolio	1.7	1.5	3.5	2.6
Other special-purpose portfolios:
COLI	3.1	.1	4.1	4.7
Investments held in a rabbi trust	.3	—	.4	.4
Investments in certain hedge funds	(1.8)	(.2)	(.7)	—
Other trading account activities	2.4	3.1	5.4	6.9
Fee revenue and other income	1.3	1.5	2.7	3.2
Interest expense on investment borrowings	—	—	—	(.1)
Other operating costs and expenses	(22.5)	(3.6)	(36.9)	(12.3)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to VIEs, loss on extinguishment or modification of debt and income taxes	(26.6)	(10.7)	(43.7)	(22.8)
Net realized investment gains (losses)	8.3	(.3)	(1.6)	.2
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(2.9)	(2.9)	(6.2)	(4.8)
Loss on extinguishment or modification of debt	(.6)	(7.7)	(.6)	(65.4)
Loss before income taxes	$(21.8)	$(21.6)	$(52.1)	$(92.8)

Interest expense on corporate debt has been primarily impacted by: (i) repayments of the Senior Secured Credit Agreement; (ii) the amendment to our Senior Secured Credit Agreement in May 2013 which reduced the interest rate payable; and (iii) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Debentures. Our average corporate debt outstanding was $853.6 million and $973.2 million in the first six months of 2014 and 2013, respectively. The average interest rate on our debt was 4.5 percent and 5.2 percent in the first six months of 2014 and 2013, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $1.7 million in the first three months of 2014 and $2.9 million in the second quarter of 2013 related to the COLI.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Other operating costs and expenses increased (decreased) by $11.8 million and $(6.1) million in the three months ended June 30, 2014 and 2013, respectively, due to the impact of changes in interest rates on the values of liabilities for our agent deferred compensation plan and certain retirement benefits. In addition, such amounts in the first three months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment gains (losses) often fluctuate each period. During the first six months of 2014, net realized investment losses in this segment included $6.4 million of net gains from the sales of investments (of which $2.0 million were losses recognized by VIEs) and $8.0 million of writedowns of investments (none of which were recognized by VIEs) related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.  During the first six months of 2013, we recognized $.8 million of net gains from the sales of investments (of which $.3 million were net gains recognized by VIEs) and $.6 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value recognized through net income.

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

Loss on extinguishment or modification of debt in the first six months of 2014 of $.6 million resulted from: (i) expenses related to the amendment of the Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million. The loss on the extinguishment of debt in the first six months of 2013 of $65.4 million resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement in May 2013 and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended	Six months ended
	June 30,	June 30,
	2013	2013
Premium collections:
Long-term care (all renewal)	$6.1	$12.4

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$468.0	$468.0

Revenues:
Insurance policy income	$6.1	$12.3
Net investment income on general account invested assets	8.4	16.8
Total revenues	14.5	29.1
Expenses:
Insurance policy benefits	15.3	30.9
Other operating costs and expenses:
Related to long-term care block reinsured effective December 31, 2013	1.4	3.1
Overhead expense of CLIC expected to continue after the completion of the sale	5.0	9.6
Total benefits and expenses	21.7	43.6
Loss before income taxes	$(7.2)	$(14.5)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC being sold (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premium collections:
Annuities	$.2	$.1	$.2	$.2
Life	34.8	36.6	71.0	75.0
Total collections	$35.0	$36.7	$71.2	$75.2
Average liabilities for insurance products:
Fixed index annuities	$.8	$.8	$.8	$.4
Deferred annuities	142.9	148.9	143.4	150.4
SPIAs and supplemental contracts:
Mortality based	36.9	39.4	37.3	39.9
Deposit based	94.4	109.6	95.5	110.5
Health:
Supplemental health	—	149.0	68.2	151.3
Medicare supplement	—	2.2	1.0	2.3
Other health	—	6.7	3.4	6.8
Life:
Interest sensitive	2,233.3	2,333.9	2,243.5	2,343.9
Non-interest sensitive	415.4	433.0	418.3	436.5
Total average liabilities for insurance products, net of reinsurance ceded	$2,923.7	$3,223.5	$3,011.4	$3,242.0
Revenues:
Insurance policy income	$52.5	$55.0	$106.0	$112.2
Net investment income:
General account invested assets	49.7	52.9	100.7	106.1
Fixed index products	1.4	.8	1.3	3.0
Total revenues	103.6	108.7	208.0	221.3
Expenses:
Insurance policy benefits	54.1	57.3	115.8	121.9
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	21.6	22.7	43.2	46.0
Cost of options to fund index credits, net of forfeitures	.4	.3	.8	.7
Market value changes credited to policyholders	1.0	1.0	.9	3.1
Amortization related to operations	2.3	2.7	4.3	4.9
Interest expense on investment borrowings	4.4	4.8	9.1	9.6
Other operating costs and expenses	7.5	14.1	13.3	23.0
Total benefits and expenses	91.3	102.9	187.4	209.2
Income (loss) before net realized investment gains, loss on sale of CLIC and income taxes	12.3	5.8	20.6	12.1
Net realized investment gains	.7	1.6	2.8	3.7
Earnings of CLIC being sold	13.0	7.4	23.4	15.8
Loss on sale of CLIC	—	—	(278.6)	—
Income (loss) before income taxes	$13.0	$7.4	$(255.2)	$15.8

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and six months ended June 30, 2014 and 2013:

Business segments - total (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$534.9	$539.6	$1,076.5	$1,074.6
Net investment income and other	325.4	311.9	627.8	662.7
Total revenues	860.3	851.5	1,704.3	1,737.3
Benefits and expenses:
Insurance policy benefits	542.5	557.0	1,075.4	1,152.9
Amortization	58.6	57.6	120.2	126.2
Other expenses	87.0	84.2	169.9	170.6
Total benefits and expenses	688.1	698.8	1,365.5	1,449.7
EBIT from In-Force Business	$172.2	$152.7	$338.8	$287.6

EBIT from New Business
Revenues:
Insurance policy income	$91.6	$96.7	$182.4	$195.7
Net investment income and other	10.8	7.2	18.2	18.4
Total revenues	102.4	103.9	200.6	214.1
Benefits and expenses:
Insurance policy benefits	61.4	63.9	120.0	134.8
Amortization	6.6	8.0	13.5	14.7
Other expenses	83.1	75.8	173.3	159.9
Total benefits and expenses	151.1	147.7	306.8	309.4
EBIT from New Business	$(48.7)	$(43.8)	$(106.2)	$(95.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$626.5	$636.3	$1,258.9	$1,270.3
Net investment income and other	336.2	319.1	646.0	681.1
Total revenues	962.7	955.4	1,904.9	1,951.4
Benefits and expenses:
Insurance policy benefits	603.9	620.9	1,195.4	1,287.7
Amortization	65.2	65.6	133.7	140.9
Other expenses	170.1	160.0	343.2	330.5
Total benefits and expenses	839.2	846.5	1,672.3	1,759.1
EBIT from In-Force and New Business	$123.5	$108.9	$232.6	$192.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$346.2	$349.4	$700.4	$695.2
Net investment income and other	242.6	223.4	464.9	477.6
Total revenues	588.8	572.8	1,165.3	1,172.8
Benefits and expenses:
Insurance policy benefits	380.7	383.4	750.8	796.2
Amortization	40.0	38.7	82.5	87.4
Other expenses	43.8	41.1	85.3	83.5
Total benefits and expenses	464.5	463.2	918.6	967.1
EBIT from In-Force Business	$124.3	$109.6	$246.7	$205.7

EBIT from New Business
Revenues:
Insurance policy income	$61.9	$69.7	$124.0	$141.9
Net investment income and other	10.8	7.2	18.2	18.4
Total revenues	72.7	76.9	142.2	160.3
Benefits and expenses:
Insurance policy benefits	47.2	50.7	92.1	108.4
Amortization	5.4	7.0	11.1	12.8
Other expenses	57.0	49.7	114.1	103.6
Total benefits and expenses	109.6	107.4	217.3	224.8
EBIT from New Business	$(36.9)	$(30.5)	$(75.1)	$(64.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$408.1	$419.1	$824.4	$837.1
Net investment income and other	253.4	230.6	483.1	496.0
Total revenues	661.5	649.7	1,307.5	1,333.1
Benefits and expenses:
Insurance policy benefits	427.9	434.1	842.9	904.6
Amortization	45.4	45.7	93.6	100.2
Other expenses	100.8	90.8	199.4	187.1
Total benefits and expenses	574.1	570.6	1,135.9	1,191.9
EBIT from In-Force and New Business	$87.4	$79.1	$171.6	$141.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$138.5	$137.6	$276.6	$275.0
Net investment income and other	72.0	70.0	141.2	148.1
Total revenues	210.5	207.6	417.8	423.1
Benefits and expenses:
Insurance policy benefits	125.2	123.7	249.7	254.7
Amortization	14.9	15.3	30.1	31.6
Other expenses	35.6	30.7	69.3	61.6
Total benefits and expenses	175.7	169.7	349.1	347.9
EBIT from In-Force Business	$34.8	$37.9	$68.7	$75.2

EBIT from New Business
Revenues:
Insurance policy income	$18.2	$15.5	$35.7	$31.0
Net investment income and other	—	—	—	—
Total revenues	18.2	15.5	35.7	31.0
Benefits and expenses:
Insurance policy benefits	7.6	6.6	14.9	13.3
Amortization	1.1	.9	2.2	1.7
Other expenses	12.0	10.1	23.9	21.4
Total benefits and expenses	20.7	17.6	41.0	36.4
EBIT from New Business	$(2.5)	$(2.1)	$(5.3)	$(5.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$156.7	$153.1	$312.3	$306.0
Net investment income and other	72.0	70.0	141.2	148.1
Total revenues	228.7	223.1	453.5	454.1
Benefits and expenses:
Insurance policy benefits	132.8	130.3	264.6	268.0
Amortization	16.0	16.2	32.3	33.3
Other expenses	47.6	40.8	93.2	83.0
Total benefits and expenses	196.4	187.3	390.1	384.3
EBIT from In-Force and New Business	$32.3	$35.8	$63.4	$69.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$50.2	$46.5	$99.5	$92.1
Net investment income and other	10.8	10.1	21.7	20.2
Total revenues	61.0	56.6	121.2	112.3
Benefits and expenses:
Insurance policy benefits	36.6	34.6	74.9	71.1
Amortization	3.7	3.6	7.6	7.2
Other expenses	7.6	6.0	15.3	12.8
Total benefits and expenses	47.9	44.2	97.8	91.1
EBIT from In-Force Business	$13.1	$12.4	$23.4	$21.2

EBIT from New Business
Revenues:
Insurance policy income	$11.5	$11.5	$22.7	$22.8
Net investment income and other	—	—	—	—
Total revenues	11.5	11.5	22.7	22.8
Benefits and expenses:
Insurance policy benefits	6.6	6.6	13.0	13.1
Amortization	.1	.1	.2	.2
Other expenses	14.1	16.0	35.3	34.9
Total benefits and expenses	20.8	22.7	48.5	48.2
EBIT from New Business	$(9.3)	$(11.2)	$(25.8)	$(25.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$61.7	$58.0	$122.2	$114.9
Net investment income and other	10.8	10.1	21.7	20.2
Total revenues	72.5	68.1	143.9	135.1
Benefits and expenses:
Insurance policy benefits	43.2	41.2	87.9	84.2
Amortization	3.8	3.7	7.8	7.4
Other expenses	21.7	22.0	50.6	47.7
Total benefits and expenses	68.7	66.9	146.3	139.3
EBIT from In-Force and New Business	$3.8	$1.2	$(2.4)	$(4.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended	Six months ended
	June 30,	June 30,
	2013	2013
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$6.1	$12.3
Net investment income and other	8.4	16.8
Total revenues	14.5	29.1
Benefits and expenses:
Insurance policy benefits	15.3	30.9
Other expenses	6.4	12.7
Total benefits and expenses	21.7	43.6
EBIT from In-Force Business	$(7.2)	$(14.5)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our business segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in the 2014 periods primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects increased sales.

The EBIT from in-force business in the Washington National segment was lower in the 2014 periods due to the run-off of the Medicare supplement business in this segment and additional overhead expenses that were previously allocated to the Other CNO Business segment.

The EBIT from in-force business in the Colonial Penn segment in the 2014 periods reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment in the second quarter of 2014 reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries (except CLIC which was sold on July 1, 2014) from S&P, Fitch Ratings ("Fitch"), Moody's and A.M. Best are "BBB+", "BBB", "Baa2" and "B++", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries."

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$166.6	$143.4	$313.9	$270.0
Other fixed rate (first-year)	32.2	38.5	73.6	75.7
Other fixed rate (renewal)	2.0	1.8	3.8	3.6
Subtotal - other fixed rate annuities	34.2	40.3	77.4	79.3
Total annuities	200.8	183.7	391.3	349.3
Health:
Medicare supplement (first-year)	22.3	22.7	43.5	45.4
Medicare supplement (renewal)	155.5	153.4	313.7	315.9
Subtotal - Medicare supplement	177.8	176.1	357.2	361.3
Long-term care (first-year)	4.2	5.4	8.6	11.1
Long-term care (renewal)	122.0	127.8	241.3	257.5
Subtotal - long-term care	126.2	133.2	249.9	268.6
PDP (first year)	—	—	—	.1
PDP (renewal)	—	10.5	6.8	20.6
Subtotal – PDP	—	10.5	6.8	20.7
Supplemental health (first-year)	2.0	2.0	4.1	3.6
Supplemental health (renewal)	2.0	.2	3.5	.2
Subtotal – supplemental health	4.0	2.2	7.6	3.8
Other health (first-year)	.2	.4	.4	.7
Other health (renewal)	1.9	2.2	3.7	4.6
Subtotal - other health	2.1	2.6	4.1	5.3
Total health	310.1	324.6	625.6	659.7
Life insurance:
First-year	39.2	41.0	77.4	83.4
Renewal	62.3	50.1	118.1	97.2
Total life insurance	101.5	91.1	195.5	180.6
Collections on insurance products:
Total first-year premium collections on insurance products	266.7	253.4	521.5	490.0
Total renewal premium collections on insurance products	345.7	346.0	690.9	699.6
Total collections on insurance products	$612.4	$599.4	$1,212.4	$1,189.6

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment increased 9.3 percent, to $200.8 million, in the second quarter of 2014, and 12 percent, to $391.3 million, in the first six months of 2014, as compared to the same periods in 2013. Premium collections from our fixed index products were favorably impacted in the 2014 periods by the general stock market performance which made these products attractive to certain customers.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 1.0 percent, to $177.8 million, in the second quarter of 2014, and decreased 1.1 percent, to $357.2 million, in the first six months of 2014, as compared to the same periods in 2013. In recent periods, we have experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 5.3 percent, to $126.2 million, in the second quarter of 2014, and 7.0 percent, to $249.9 million, in the first six months of 2014, as compared to the same periods in 2013, reflecting lower sales of these policies in recent periods and lower renewal premiums.

Premiums collected on PDP business related to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Reinsurance". The premiums collected in the first six months of 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 11 percent, to $101.5 million, in the second quarter of 2014, and 8.3 percent, to $195.5 million, in the first six months of 2014, as compared to the same periods in 2013 due to growth in the size of the block.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$—	$.1	$.1	$.3
Fixed index (renewal)	.4	1.3	.8	1.9
Subtotal - fixed index annuities	.4	1.4	.9	2.2
Other fixed rate (renewal)	.2	—	.3	.1
Total annuities	.6	1.4	1.2	2.3
Health:
Medicare supplement (first-year)	—	—	—	.2
Medicare supplement (renewal)	21.7	25.0	42.8	51.4
Subtotal - Medicare supplement	21.7	25.0	42.8	51.6
Supplemental health (first-year)	18.5	16.3	35.2	31.9
Supplemental health (renewal)	110.6	105.6	219.8	210.3
Subtotal – supplemental health	129.1	121.9	255.0	242.2
Other health (first-year)	.1	—	.1	—
Other health (renewal)	.5	.8	1.1	1.6
Subtotal - Other health	.6	.8	1.2	1.6
Total health	151.4	147.7	299.0	295.4
Life insurance:
First-year	1.5	1.1	2.6	2.3
Renewal	4.9	5.2	10.3	10.3
Total life insurance	6.4	6.3	12.9	12.6
Collections on insurance products:
Total first-year premium collections on insurance products	20.1	17.5	38.0	34.7
Total renewal premium collections on insurance products	138.3	137.9	275.1	275.6
Total collections on insurance products	$158.4	$155.4	$313.1	$310.3

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

Collected premiums on Medicare supplement policies in the Washington National segment decreased 13 percent, to $21.7 million, in the second quarter of 2014, and 17 percent, to $42.8 million, in the first six months of 2014, as compared to the same periods in 2013. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.9 percent, to $129.1 million, in the second quarter of 2014, and 5.3 percent, to $255.0 million, in the first six months of 2014, as compared to the same periods in 2013. Such increase is due to higher new sales in recent periods and an improvement in persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 5.5 percent in the second quarter of 2014, and 5.0 percent in the first six months of 2014, as compared to the same periods in 2013, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected in this segment in the three and six months ended June 30, 2014 were slightly higher than the same periods in 2013.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premiums collected by product:
Life insurance:
First-year	$11.3	$11.4	$22.6	$22.8
Renewal	48.7	45.0	97.5	89.7
Total life insurance	60.0	56.4	120.1	112.5
Health (all renewal):
Medicare supplement	.8	.9	1.6	1.9
Other health	.1	.1	.2	.2
Total health	.9	1.0	1.8	2.1
Collections on insurance products:
Total first-year premium collections on insurance products	11.3	11.4	22.6	22.8
Total renewal premium collections on insurance products	49.6	46.0	99.3	91.8
Total collections on insurance products	$60.9	$57.4	$121.9	$114.6

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.4 percent, to $60.0 million, in the second quarter of 2014, and 6.8 percent, to $120.1 million, in the first six months of 2014, as compared to the same periods in 2013. Graded benefit life products sold through our direct response marketing channel accounted for $59.5 million and $55.7 million of our total collected premiums in the second quarters of 2014 and 2013, respectively, and $119.0 million and $111.2 million in the first six months of 2014 and 2013, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Premiums collected by product:
Health:
Long-term care (all renewal)	$—	$6.1	$—	$12.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Other CNO Business segment reflects the long-term care premiums collected prior to the reinsurance agreement with BRe effective December 31, 2013. Refer to the note to the consolidated financial statements entitled "Reinsurance" for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2014 and December 31, 2013 was as follows (dollars in millions):

	June 30, 2014	December 31, 2013
Total capital:
Corporate notes payable	$827.3	$856.4
Shareholders’ equity:
Common stock	2.1	2.2
Additional paid-in capital	3,963.9	4,092.8
Accumulated other comprehensive income	926.1	731.8
Retained earnings (accumulated deficit)	(47.8)	128.4
Total shareholders’ equity	4,844.3	4,955.2
Total capital	$5,671.6	$5,811.6

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2014 and as of and for the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Book value per common share	$22.66	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	18.33	19.17
Ratio of earnings to fixed charges	(b)	1.87X
Debt to total capital ratios:
Corporate debt to total capital	14.6%	14.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	17.4%	16.9%
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

(b)	For such ratio, earnings were $55.2 million less than fixed charges primarily due to the pre-tax loss recognized on the sale of CLIC of $278.6 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of June 30, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at June 30, 2014, which are maintained in custodial accounts for the benefit of the FHLB.

CLIC was also a member of the FHLB and "Assets of subsidiary being sold" included FHLB common stock of $22.5 million and "Liabilities of subsidiary being sold" included collateralized borrowings of $383.4 million, both as of June 30, 2014. These borrowings are collateralizd by investments with an estimated fair value of $503.9 million included in the "Assets of subsidiary being sold".

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life(dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2014
$50.0	September 2015	Variable rate – 0.528%
50.0	October 2015	Variable rate – 0.502%
100.0	June 2016	Variable rate – 0.592%
75.0	June 2016	Variable rate – 0.394%
100.0	October 2016	Variable rate – 0.412%
50.0	November 2016	Variable rate – 0.497%
50.0	November 2016	Variable rate – 0.622%
57.7	June 2017	Variable rate – 0.581%
50.0	August 2017	Variable rate – 0.424%
75.0	August 2017	Variable rate – 0.377%
100.0	October 2017	Variable rate – 0.656%
50.0	November 2017	Variable rate – 0.737%
50.0	January 2018	Variable rate – 0.578%
50.0	January 2018	Variable rate – 0.566%
50.0	February 2018	Variable rate – 0.533%
50.0	February 2018	Variable rate – 0.315%
22.0	February 2018	Variable rate – 0.559%
100.0	May 2018	Variable rate – 0.600%
50.0	July 2018	Variable rate – 0.698%
50.0	August 2018	Variable rate – 0.344%
50.0	January 2019	Variable rate – 0.649%
50.0	February 2019	Variable rate – 0.315%
100.0	March 2019	Variable rate – 0.634%
21.8	June 2020	Fixed rate – 1.960%
27.2	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings classified as "Liabilities of subsidiary being sold" (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2014
$146.4	November 2015	Fixed rate – 5.300%
100.0	December 2015	Fixed rate – 4.710%
100.0	July 2017	Fixed rate – 3.900%
37.0	November 2017	Fixed rate – 3.750%
$383.4

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

Our consolidated statutory RBC ratio of 437 percent at June 30, 2014, reflects consolidated statutory operating earnings of $225 million and net dividends to the holding company of $115 million during the first six months of 2014. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by S&P, Fitch, Moody's and A.M. Best and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On July 2, 2014, S&P upgraded the financial strength ratings of our primary insurance subsidiaries (except CLIC which was sold on July 1, 2014) to "BBB+" from "BBB" and the outlook for these ratings is stable. On July 24, 2013, S&P upgraded the financial strength ratings of our primary insurance subsidiaries (except CLIC) to "BBB" from "BBB-". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries (other than CLIC) and thirteen ratings that are below that rating.

On May 5, 2014, Fitch affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries (except CLIC) and revised the outlook for these ratings to positive from stable. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries (other than CLIC) and ten ratings that are below that rating.

On March 27, 2014, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries (except CLIC) to "Baa2" from "Baa3" and the outlook for these ratings is positive. A "positive" designation indicates a higher likelihood of a rating change over the medium term.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are eight ratings above the "Baa2" rating of our primary insurance subsidiaries (other than CLIC) and twelve ratings that are below the rating.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On September 27, 2013, A.M. Best affirmed the financial strength rating of "B++" of our primary insurance subsidiaries (except CLIC) and the outlook for these ratings is stable. On September 4, 2012, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries (except CLIC) to "B++" from "B+".  A "stable" designation means that there is a low likelihood of a rating change due to stable financial market trends.  The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries (other than CLIC) and eleven ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2014, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National, CLIC and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $116.0 million; (ii) fixed income investments of $66.6 million; and (iii) equity securities and other invested assets totaling $94.2 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current ownership structure of CNO’s primary subsidiaries reflecting the sale of CLIC on July 1, 2014:
The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2014, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $140.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and may seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was 437 percent at June 30, 2014.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The RBC ratio of CLTX was 355 percent at June 30, 2014.  CDOC also holds a surplus debenture from Colonial Penn with an outstanding principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2014, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of CLTX:
Bankers Life	$359.2	(a)
Colonial Penn	(259.9)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $95.0 million to CLTX in the first six months of 2014.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made a $25.0 million capital contribution to its insurance subsidiaries in the first six months of 2014.

In the first six months of 2014, we repurchased 7.8 million shares of common stock for $136.6 million under our securities repurchase program. The Company had remaining repurchase authority of $260.8 million as of June 30, 2014. We currently anticipate repurchasing securities in the range of $350 million to $400 million during 2014, absent compelling alternatives. The amount and timing of the securities repurchases will be based on business and market conditions and other factors.

In the first six months of 2014, we paid dividends on common stock of $26.3 million ($0.12 per common share). In March 2014, we increased our quarterly common stock dividend to $0.06 per share from $0.03 per share.

In the first six months of 2014, we made $26.0 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

On May 30, 2014, the Company completed an amendment to the Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million to be received from the sale of CLIC be used to prepay amounts outstanding under the Senior Secured Credit Agreement. In the second quarter of 2014, we recognized expenses related to the amendment of the Senior Secured Credit Agreement totaling $.4 million which are included in the loss on extinguishment or modification of debt.

The amendment to the Senior Secured Credit Agreement did not impact the restrictions set forth in the 6.375% Indenture regarding the Company’s use of the proceeds from the sale of CLIC. Under the Indenture, the net proceeds received by the Company from the sale of CLIC (defined as "Net Available Cash" under the Indenture) may be used to: (i) reinvest in or acquire assets to be used in the insurance business or a related business; or (ii) repay the Senior Secured Credit Agreement. Under the Indenture, any Net Available Cash not so reinvested or applied within 365 days after the closing of the sale of CLIC must be used to make an offer to purchase the outstanding notes at par and, in the interim, may only be invested as set forth in the Indenture. The Company currently plans to reinvest the cash received from the sale of CLIC in its business including the payment on July 1, 2014, of $28.0 million to recapture a block of life insurance business from Wilton Re.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.6 percent at June 30, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 9.81 to 1.00 for the four quarters ended June 30, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 437 percent at June 30, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at June 30, 2014, was $2,057 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through June 30, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $178 million as of June 30, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million and recognized a loss on the extinguishment of debt of $.2 million.

The scheduled principal payments on our direct corporate obligations are as follows at June 30, 2014 (dollars in millions):

Year ending June 30,	Principal
2015	$73.0
2016	79.3
2017	23.0
2018	4.2
2019	376.0
2021	275.0
$830.5

On July 2, 2014, S&P upgraded our issuer credit and senior secured debt ratings to "BB+" from "BB" and the outlook for these ratings is stable. On July 24, 2013, S&P upgraded such ratings to "BB" from "BB-". In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's  "BB+" rating and eleven ratings that are below its rating.

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

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet our debt service obligations, pay corporate expenses and satisfy other financial obligations.  Furthermore, our accumulated deficit at June 30, 2014, primarily resulting from the loss on the sale of CLIC recognized in the first quarter of 2014, is not expected to affect our future ability to pay quarterly dividends on our common stock given our expected future profitability and strong financial position. However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions.  We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2014, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,048.9	$1,626.9	$(11.3)	$12,664.5
United States Treasury securities and obligations of United States government corporations and agencies	149.6	10.7	(.2)	160.1
States and political subdivisions	1,939.2	212.9	(6.0)	2,146.1
Asset-backed securities	715.3	46.5	(.8)	761.0
Collateralized debt obligations	306.5	4.9	(.8)	310.6
Commercial mortgage-backed securities	1,173.9	92.5	(.2)	1,266.2
Mortgage pass-through securities	8.4	.5	—	8.9
Collateralized mortgage obligations	593.5	24.8	(.6)	617.7
Total investment grade fixed maturities, available for sale	15,935.3	2,019.7	(19.9)	17,935.1
Below-investment grade (a):
Corporate securities	1,168.5	61.1	(12.5)	1,217.1
States and political subdivisions	5.1	—	(.3)	4.8
Asset-backed securities	529.2	37.7	(1.8)	565.1
Collateralized debt obligations	13.4	.3	(.1)	13.6
Collateralized mortgage obligations	732.3	65.9	(.3)	797.9
Total below-investment grade fixed maturities, available for sale	2,448.5	165.0	(15.0)	2,598.5
Total fixed maturities, available for sale	$18,383.8	$2,184.7	$(34.9)	$20,533.6
Equity securities	$272.6	$16.2	$(1.3)	$287.5
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2014 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$8,985.0	$10,036.9	48.9%
2	8,176.4	9,223.9	44.9
3	868.2	907.2	4.4
4	323.6	334.3	1.6
5	30.6	31.0	.2
6	—	.3	—
	$18,383.8	$20,533.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,150.9	10.5%	$6.3	17.8%
Energy/pipelines	2,127.6	10.4	3.0	8.6
Utilities	1,698.6	8.3	.2	.5
Collateralized mortgage obligations	1,415.6	6.9	.9	2.5
Insurance	1,390.9	6.8	.2	.6
Asset-backed securities	1,326.1	6.5	2.6	7.5
Commercial mortgage-backed securities	1,266.2	6.2	.2	.6
Healthcare/pharmaceuticals	1,131.3	5.5	2.8	8.0
Food/beverage	932.6	4.5	2.5	7.2
Cable/media	826.2	4.0	2.8	8.1
Real estate/REITs	728.5	3.5	.1	.2
Banks	665.9	3.2	.3	.7
Capital goods	574.5	2.8	—	—
Aerospace/defense	401.6	1.9	—	—
Chemicals	380.2	1.9	1.1	3.0
Transportation	372.7	1.8	—	—
Telecom	368.2	1.8	.1	.3
Collateralized debt obligations	324.2	1.6	.9	2.7
Building materials	313.8	1.5	3.7	10.5
Metals and mining	281.9	1.4	.9	2.6
Paper	270.5	1.3	.1	.3
Brokerage	234.5	1.1	—	.1
Technology	231.2	1.1	—	.1
Business services	228.6	1.1	5.4	15.5
Other	891.2	4.4	.8	2.6
Total fixed maturities, available for sale	$20,533.5	100.0%	$34.9	100.0%

Below-Investment Grade Securities

At June 30, 2014, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,448.5 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,598.5 million, or 106 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$4.9	$10.8	$46.4	$27.4
Gross realized losses on sale	(3.0)	(1.4)	(8.5)	(3.4)
Impairments:
Total other-than-temporary impairment losses	—	—	—	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	—	—	—
Net realized investment gains from fixed maturities	1.9	9.4	37.9	24.0
Equity securities	7.9	—	7.9	—
Commercial mortgage loans	1.1	—	1.1	.7
Impairments of mortgage loans and other investments	—	(.6)	(11.9)	(.6)
Other	1.5	(5.6)	.8	(5.6)
Net realized investment gains	$12.4	$3.2	$35.8	$18.5

During the first six months of 2014, we recognized net realized investment gains of $35.8 million, which were comprised of $41.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.4 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.9 million and $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At June 30, 2014, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of nil and $.5 million, respectively.

During the first six months of 2014, the $8.5 million of realized losses on sales of $156.9 million of fixed maturity securities, available for sale, included:  (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $8.0 million of additional losses related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.7	$1.7
Due after one year through five years	46.7	46.5
Due after five years through ten years	167.2	163.2
Due after ten years	569.2	543.1
Subtotal	784.8	754.5
Structured securities	388.0	383.4
Total	$1,172.8	$1,137.9

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2014 (dollars in millions):

	Cost basis	Unrealized loss	Estimated fair value
Greater than or equal to 6 months and less than 12 months	$4.4	$(.9)	$3.5
Greater than 12 months	19.5	(4.5)	15.0
	$23.9	$(5.4)	$18.5

The investments summarized above were issued by one company.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2014 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$2.5	$3.5	$.3	$—	$6.3
Business services	—	—	5.4	—	5.4
Building materials	—	—	3.7	—	3.7
Energy/pipelines	—	2.0	.1	.9	3.0
Cable/media	—	2.6	.2	—	2.8
Healthcare/pharmaceuticals	—	2.8	—	—	2.8
Asset-backed securities	.2	.6	.4	1.4	2.6
Food/beverage	.6	.3	1.6	—	2.5
Chemicals	—	1.1	—	—	1.1
Collateralized debt obligations	.4	.4	.1	—	.9
Metals and mining	—	.6	.3	—	.9
Collateralized mortgage obligations	.5	.1	.2	.1	.9
Retail	—	.5	—	—	.5
Banks	.2	.1	—	—	.3
Commercial mortgage-backed securities	—	.2	—	—	.2
Insurance	—	.2	—	—	.2
United States Treasury securities and obligations of United States government corporations and agencies	.2	—	—	—	.2
Utilities	—	.2	—	—	.2
Consumer products	—	—	.1	—	.1
Telecom	.1	—	—	—	.1
Paper	—	—	—	.1	.1
Real estate/REITs	—	—	.1	—	.1
Total fixed maturities, available for sale	$4.7	$15.2	$12.5	$2.5	$34.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$—	$—	$18.4	$(.2)	$18.4	$(.2)
States and political subdivisions	15.6	(.6)	124.1	(5.7)	139.7	(6.3)
Corporate securities	173.3	(1.1)	423.2	(22.7)	596.5	(23.8)
Asset-backed securities	76.9	(.5)	91.5	(2.1)	168.4	(2.6)
Collateralized debt obligations	64.2	(.7)	11.7	(.2)	75.9	(.9)
Commercial mortgage-backed securities	14.8	—	19.2	(.2)	34.0	(.2)
Mortgage pass-through securities	1.2	—	.8	—	2.0	—
Collateralized mortgage obligations	82.4	(.4)	20.6	(.5)	103.0	(.9)
Total fixed maturities, available for sale	$428.4	$(3.3)	$709.5	$(31.6)	$1,137.9	$(34.9)
Equity securities	$34.3	$(.4)	$20.3	$(.9)	$54.6	$(1.3)

Based on management's current assessment of investments with unrealized losses at June 30, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At June 30, 2014 fixed maturity investments included structured securities with an estimated fair value of $4.3 billion (or 21.1 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2014 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,154.4	$949.7	$975.2
4 percent – 5 percent	707.1	664.5	700.4
5 percent – 6 percent	1,914.3	1,785.4	1,924.2
6 percent – 7 percent	588.7	547.8	602.3
7 percent – 8 percent	94.7	96.3	109.4
8 percent and above	28.0	28.8	29.5
Total structured securities	$4,487.2	$4,072.5	$4,341.0

The amortized cost and estimated fair value of structured securities at June 30, 2014, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,058.0	$1,127.8	5.5%
Planned amortization classes, target amortization classes and accretion-directed bonds	243.1	263.7	1.3
Commercial mortgage-backed securities	1,173.9	1,266.2	6.1
Asset-backed securities	1,244.5	1,326.1	6.4
Collateralized debt obligations	319.9	324.2	1.6
Other	33.1	33.0	.2
Total structured securities	$4,072.5	$4,341.0	21.1%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of June 30, 2014 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$597.6	$627.9	$1,403.9
60% to 70%	396.4	408.2	611.8
Greater than 70% to 80%	439.4	445.4	593.7
Greater than 80% to 90%	138.0	143.5	160.3
Greater than 90%	24.5	22.1	27.0
Total	$1,595.9	$1,647.1	$2,796.7
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$10.5	$10.9	$20.9	$20.4
Fee revenue and other income	.1	.5	.2	1.3
Total revenues	10.6	11.4	21.1	21.7
Expenses:
Interest expense	6.4	6.8	12.9	12.2
Other operating expenses	.4	.8	.6	.9
Total expenses	6.8	7.6	13.5	13.1
Income before net realized investment losses and income taxes	3.8	3.8	7.6	8.6
Net realized investment losses	—	(.4)	(2.0)	(.3)
Income before income taxes	$3.8	$3.4	$5.6	$8.3
During the first six months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.  During the first six months of 2013, we recognized net realized investment losses on the VIE investments of $.3 million, which were comprised of $.3 million of net gains from the sales of fixed maturities, and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$135.4	10.9%	$.7	20.0%
Healthcare/pharmaceuticals	120.5	9.7	.1	2.3
Technology	118.0	9.5	.3	6.7
Food/beverage	107.3	8.6	.2	6.3
Autos	87.0	7.0	.2	4.3
Energy/pipelines	54.0	4.4	.2	4.9
Entertainment/hotels	50.8	4.1	.2	4.7
Capital goods	49.4	4.0	—	.7
Utilities	47.2	3.8	.4	11.0
Brokerage	45.8	3.7	.4	10.7
Paper	44.8	3.6	.1	1.6
Aerospace/defense	44.0	3.6	.2	3.8
Consumer products	40.2	3.2	—	1.0
Chemicals	37.5	3.0	—	1.2
Building materials	35.8	2.9	—	.8
Transportation	33.8	2.7	.1	3.8
Gaming	29.8	2.4	.1	2.6
Insurance	27.2	2.2	.1	2.2
Retail	25.8	2.1	.1	3.5
Metals and mining	23.8	1.9	—	.4
Real estate/REITs	16.8	1.4	.1	2.2
Telecom	10.9	.9	.1	3.4
Textiles	5.3	.4	—	.4
Other	50.0	4.0	.1	1.5
Total	$1,241.1	100.0%	$3.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.0	$2.0
Due after one year through five years	143.1	142.3
Due after five years through ten years	483.9	481.0
Total	$629.0	$625.3

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of June 30, 2014.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes in the first six months of 2014 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	1,773,127	$17.58	1,773,127	$325.2
May 1 through May 31	2,108,666	16.34	2,108,279	290.8
June 1 through June 30	1,754,658	17.12	1,751,858	260.8
Total	5,636,451	16.97	5,633,264	260.8
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

Dated:  August 5, 2014

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)