Form 10-Q
period 2014-09-30
CNO Financial Group, Inc.
filed 2014-11-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of October 22, 2014:  205,071,028

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2014	December 31, 2013

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2014 - $18,570.0; December 31, 2013 - $21,891.8)	$20,610.5	$23,204.6
Equity securities at fair value (cost: September 30, 2014 - $360.8; December 31, 2013 - $206.7)	372.8	223.0
Mortgage loans	1,621.8	1,729.5
Policy loans	106.2	277.0
Trading securities	235.0	247.6
Investments held by variable interest entities	1,343.0	1,046.7
Other invested assets	394.6	423.3
Total investments	24,683.9	27,151.7
Cash and cash equivalents - unrestricted	452.1	699.0
Cash and cash equivalents held by variable interest entities	150.7	104.3
Accrued investment income	255.4	286.9
Present value of future profits	505.1	679.3
Deferred acquisition costs	746.6	968.1
Reinsurance receivables	3,023.0	3,392.1
Income tax assets, net	731.1	1,147.2
Assets held in separate accounts	6.9	10.3
Other assets	420.2	341.7
Total assets	$30,975.0	$34,780.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2014	December 31, 2013

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,659.2	$12,776.4
Future policy benefits	10,519.8	11,222.5
Liability for policy and contract claims	464.4	566.0
Unearned and advanced premiums	270.3	300.6
Liabilities related to separate accounts	6.9	10.3
Other liabilities	704.0	590.6
Payable to reinsurer	—	590.3
Investment borrowings	1,519.4	1,900.0
Borrowings related to variable interest entities	1,295.0	1,012.3
Notes payable – direct corporate obligations	814.0	856.4
Total liabilities	26,253.0	29,825.4
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2014 – 207,640,050; December 31, 2013 – 220,323,823)	2.1	2.2
Additional paid-in capital	3,803.7	4,092.8
Accumulated other comprehensive income	859.3	731.8
Retained earnings	56.9	128.4
Total shareholders' equity	4,722.0	4,955.2
Total liabilities and shareholders' equity	$30,975.0	$34,780.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Insurance policy income	$632.1	$686.1	$1,997.0	$2,068.6
Net investment income (loss):
General account assets	300.1	350.7	995.6	1,051.4
Policyholder and reinsurer accounts and other special-purpose portfolios	14.8	49.0	82.9	158.5
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	6.8	2.8	54.5	21.9
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(2.8)	(2.9)	(14.7)	(3.5)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	(2.8)	(2.9)	(14.7)	(3.5)
Total realized gains (losses)	4.0	(.1)	39.8	18.4
Fee revenue and other income	16.0	8.1	29.4	21.0
Total revenues	967.0	1,093.8	3,144.7	3,317.9
Benefits and expenses:
Insurance policy benefits	565.5	702.2	1,946.9	2,129.5
Net loss on sale of subsidiary and gain on reinsurance transactions	(32.1)	—	242.7	—
Interest expense	21.9	25.8	70.8	80.0
Amortization	65.8	61.4	197.4	219.9
Loss on extinguishment or modification of debt	—	—	.6	65.4
Other operating costs and expenses	191.5	190.0	587.1	559.4
Total benefits and expenses	812.6	979.4	3,045.5	3,054.2
Income (loss) before income taxes	154.4	114.4	99.2	263.7
Income tax expense:
Tax expense on period income	53.8	38.1	133.1	113.9
Valuation allowance for deferred tax assets and other tax items	(16.8)	(206.7)	(1.4)	(222.2)
Net income (loss)	$117.4	$283.0	$(32.5)	$372.0
Earnings per common share:
Basic:
Weighted average shares outstanding	210,525,000	222,876,000	215,790,000	221,819,000
Net income (loss)	$.56	$1.27	$(.15)	$1.68
Diluted:
Weighted average shares outstanding	215,458,000	229,347,000	215,790,000	234,569,000
Net income (loss)	$.54	$1.23	$(.15)	$1.59

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$117.4	$283.0	$(32.5)	$372.0
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(116.2)	(196.9)	756.7	(1,559.9)
Amortization of present value of future profits and deferred acquisition costs	15.8	29.6	(103.6)	163.7
Amount related to premium deficiencies assuming the net unrealized gains had been realized	11.8	74.1	(405.8)	552.1
Reclassification adjustments:
For net realized investment gains included in net income (loss)	(15.5)	(3.8)	(51.2)	(27.5)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income (loss)	.1	.1	.6	1.3
Unrealized gains (losses) on investments	(104.0)	(96.9)	196.7	(870.3)
Change related to deferred compensation plan	.3	(1.7)	1.0	.7
Other comprehensive income (loss) before tax	(103.7)	(98.6)	197.7	(869.6)
Income tax (expense) benefit related to items of accumulated other comprehensive income	36.9	34.5	(70.2)	306.2
Other comprehensive income (loss), net of tax	(66.8)	(64.1)	127.5	(563.4)
Comprehensive income (loss)	$50.6	$218.9	$95.0	$(191.4)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	372.0	372.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $305.2)	—	(561.5)	—	(561.5)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.0)	—	(1.9)	—	(1.9)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of common stock repurchased	(87.3)	—	—	(87.3)
Dividends on common stock	—	—	(17.9)	(17.9)
Conversion of convertible debentures	24.9	—	—	24.9
Stock options, restricted stock and performance units	21.6	—	—	21.6
Balance, September 30, 2013	$4,123.5	$634.0	$29.1	$4,786.6

Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(32.5)	(32.5)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $70.4)	—	127.9	—	127.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.2)	—	(.4)	—	(.4)
Cost of common stock and warrants repurchased	(301.5)	—	—	(301.5)
Dividends on common stock	—	—	(39.0)	(39.0)
Stock options, restricted stock and performance units	12.3	—	—	12.3
Balance, September 30, 2014	$3,805.8	$859.3	$56.9	$4,722.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2014		2013
Cash flows from operating activities:
Insurance policy income	$1,783.2		$1,835.1
Net investment income	966.2		1,020.5
Fee revenue and other income	29.4		21.0
Insurance policy benefits	(1,506.8)		(1,596.8)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Interest expense	(59.7)		(66.1)
Deferrable policy acquisition costs	(176.6)		(161.8)
Other operating costs	(566.5)		(575.5)
Taxes	(2.8)		(4.3)
Net cash from operating activities	(123.9)	(a)	472.1
Cash flows from investing activities:
Sales of investments	1,695.0		1,697.0
Maturities and redemptions of investments	1,323.5		1,892.3
Purchases of investments	(2,982.0)		(4,285.3)
Net sales of trading securities	8.0		19.1
Change in cash and cash equivalents held by variable interest entities	(46.4)		(30.9)
Cash and cash equivalents held by subsidiary prior to being sold	(164.7)		—
Proceeds from sale of subsidiary	232.9		—
Other	(19.8)		(16.0)
Net cash provided (used) by investing activities	46.5		(723.8)
Cash flows from financing activities:
Payments on notes payable	(43.1)		(114.4)
Expenses related to extinguishment or modification of debt	(.5)		(61.6)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—		(12.6)
Issuance of common stock	4.7		14.7
Payments to repurchase common stock and warrants	(297.0)		(87.3)
Common stock dividends paid	(39.0)		(17.9)
Amounts received for deposit products	971.2		963.5
Withdrawals from deposit products	(1,047.6)		(1,105.3)
Issuance of investment borrowings:
Federal Home Loan Bank	350.0		450.0
Related to variable interest entities	347.1		376.3
Payments on investment borrowings:
Federal Home Loan Bank	(367.6)		(250.3)
Related to variable interest entities and other	(68.1)		(109.2)
Investment borrowings - repurchase agreements, net	20.4		—
Net cash provided (used) by financing activities	(169.5)		45.9
Net decrease in cash and cash equivalents	(246.9)		(205.8)
Cash and cash equivalents, beginning of period	699.0		582.5
Cash and cash equivalents, end of period	$452.1		$376.7
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

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

AGREEMENT TO SELL SUBSIDIARY

On March 2, 2014, CNO entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wilton Reassurance Company ("Wilton Re"), pursuant to which CNO agreed to sell to Wilton Re all of the issued and outstanding shares of Conseco Life Insurance Company ("CLIC"), an indirect wholly owned subsidiary of CNO. The transaction closed on July 1, 2014, after the receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. After adjustments for transaction costs and post-sale adjustments, we expect the transaction will result in net cash proceeds of approximately $222.0 million, including the impact of intercompany transactions completed in connection with the closing. In the first quarter of 2014, we recognized an estimated loss on the sale of CLIC of $298 million, net of income taxes. In the third quarter of 2014, we recognized a $6 million reduction to the loss on the sale of CLIC to reflect our current estimate. The ultimate loss we recognize is subject to additional adjustments based on the determination of the final sales price and net proceeds, which is expected to be completed in the fourth quarter of 2014.

In connection with the closing of the transaction, CNO Services, LLC ("CNO Services"), an indirect wholly owned subsidiary of CNO, entered into a transition services agreement and a special support services agreement with Wilton Re,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

pursuant to which CNO Services will make available to Wilton Re and its affiliates, for a limited period of time, certain services required for the operation of CLIC's business following the closing. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The costs of the services provided to Wilton Re are expected to approximate the fees received under the agreements.

The loss on the sale of CLIC in the nine months ended September 30, 2014, is summarized below (dollars in millions):

Net cash proceeds	$222.0
Net assets being sold:
Investments	3,863.8
Cash and cash equivalents	164.7
Accrued investment income	42.7
Present value of future profits	15.5
Deferred acquisition costs	37.6
Reinsurance receivables	307.4
Income tax assets, net	84.4
Other assets	2.8
Liabilities for insurance products	(3,201.3)
Other liabilities	(199.1)
Investment borrowings	(383.4)
Accumulated other comprehensive income	(240.5)
Net assets being sold	494.6
Loss before taxes	(272.6)
Tax expense related to tax gain on sale	21.6
Previously unrecognized tax benefit now recognized as a result of the gain	(7.4)
Valuation allowance release related to the gain	(14.2)
Valuation allowance increase related to the decrease in projected future taxable income	19.4
Net loss	$(292.0)

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

The Stock Purchase Agreement also provided that, at the closing, Bankers Life and Casualty Company ("Bankers Life"), an indirect wholly owned subsidiary of CNO, recapture the life insurance business written by Bankers Life that was reinsured by Wilton Re.  The recapture agreement was conditioned on the concurrent consummation of the closing. On July 1, 2014, Bankers Life paid $28.0 million to recapture the life insurance business from Wilton Re and recognized a gain (net of income taxes) of $16.9 million in the third quarter of 2014 as a result of the recapture. Refer to the note to the consolidated financial statements entitled "Consolidated Statement of Cash Flows" for additional information.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

OUT-OF-PERIOD ADJUSTMENTS

In the nine months ended September 30, 2014, we recorded the net effect of an out-of-period adjustment related to the calculation of incentive compensation accruals which increased other operating costs and expenses by $2.4 million, decreased tax expense by $.8 million and increased our net loss by $1.6 million (or 1 cent per diluted share). In the three months ended March 31, 2013, we recorded the net effect of an out-of-period adjustment which increased our insurance policy benefits by $6.7 million, increased amortization expense by $2.5 million, decreased tax expense by $3.2 million and decreased our net income by $6.0 million (or 2 cents per diluted share). In the three months ended September 30, 2013, we recorded an out-of-period increase to tax expense of $2.2 million (or 1 cent per diluted share) to reflect corrections to previously filed federal tax returns related to Internal Revenue Service ("IRS") examinations. We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements. The change in fair value of these securities is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.  The trading account also includes certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in value of these securities is recognized in realized investment gains (losses).  Our trading securities totaled $235.0 million and $247.6 million at September 30, 2014 and December 31, 2013, respectively.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2014 and December 31, 2013, were as follows (dollars in millions):

	September 30, 2014	December 31, 2013
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$5.9	$6.5
Net unrealized gains on all other investments	2,028.7	1,322.6	(b)
Adjustment to present value of future profits (a)	(151.9)	(47.7)
Adjustment to deferred acquisition costs	(380.7)	(137.0)
Adjustment to insurance liabilities	(160.9)	—
Unrecognized net loss related to deferred compensation plan	(6.1)	(7.1)
Deferred income tax liabilities	(475.7)	(405.5)
Accumulated other comprehensive income	$859.3	$731.8
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

(b)
At December 31, 2013, net unrealized gains on all other investments included $226.2 million related to CLIC which was treated as held for sale effective January 1, 2014 and ultimately sold on July 1, 2014. The unrealized gains

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(losses) presented as a component of accumulated other comprehensive income for the nine months ended September 30, 2014 were reduced by $226.2 million for the unrealized gains on CLIC's portfolio as of January 1, 2014.

At September 30, 2014, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(130.3) million, $(142.4) million, $(160.9) million and $154.2 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At September 30, 2014, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,378.0	$1,593.3	$(44.1)	$13,927.2	$—
United States Treasury securities and obligations of United States government corporations and agencies	137.5	14.3	(.3)	151.5	—
States and political subdivisions	1,977.4	232.1	(5.2)	2,204.3	—
Debt securities issued by foreign governments	1.8	—	—	1.8	—
Asset-backed securities	1,228.4	83.7	(3.1)	1,309.0	—
Collateralized debt obligations	323.7	3.9	(.7)	326.9	—
Commercial mortgage-backed securities	1,210.3	78.7	(.6)	1,288.4	—
Mortgage pass-through securities	7.7	.4	—	8.1	—
Collateralized mortgage obligations	1,305.2	89.5	(1.4)	1,393.3	(3.3)
Total fixed maturities, available for sale	$18,570.0	$2,095.9	$(55.4)	$20,610.5	$(3.3)
Equity securities	$360.8	$13.0	$(1.0)	$372.8

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$210.9	$216.3
Due after one year through five years	1,829.0	2,017.4
Due after five years through ten years	2,847.4	3,077.5
Due after ten years	9,607.4	10,973.6
Subtotal	14,494.7	16,284.8
Structured securities	4,075.3	4,325.7
Total fixed maturities, available for sale	$18,570.0	$20,610.5

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$8.3	$12.9	$54.7	$40.3
Gross realized losses on sale	(2.6)	(6.4)	(11.1)	(9.8)
Impairments:
Total other-than-temporary impairment losses	—	(1.6)	—	(1.6)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	(1.6)	—	(1.6)
Net realized investment gains from fixed maturities	5.7	4.9	43.6	28.9
Equity securities	1.9	—	9.8	—
Commercial mortgage loans	(1.2)	(1.7)	(.1)	(1.0)
Impairments of mortgage loans and other investments	(2.8)	(1.3)	(14.7)	(1.9)
Other	.4	(2.0)	1.2	(7.6)
Net realized investment gains (losses)	$4.0	$(.1)	$39.8	$18.4

During the first nine months of 2014, we recognized net realized investment gains of $39.8 million, which were comprised of $48.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.7 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $6.1 million and $14.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first nine months of 2014, the $11.1 million of realized losses on sales of $213.1 million of fixed maturity securities, available for sale, included:  (i) $.7 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $10.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first nine months of 2014, we recognized $14.7 million of impairment losses recorded in earnings which included: (i) a $3.9 million writedown of a commercial mortgage loan related to a property with expected occupancy challenges; and (ii) $10.8 million of impairments related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2014, other-than-temporary impairments included in accumulated other comprehensive income of $3.3 million (before taxes and related amortization) related to structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2014, and 2013 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.2)	$(1.5)	$(1.3)	$(1.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	.1	.1	.2	.2
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.1)	$(1.4)	$(1.1)	$(1.4)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$1.0	$—	$18.3	$(.3)	$19.3	$(.3)
States and political subdivisions	66.1	(1.0)	90.6	(4.2)	156.7	(5.2)
Corporate securities	871.1	(20.7)	311.7	(23.4)	1,182.8	(44.1)
Asset-backed securities	116.7	(1.1)	69.5	(2.0)	186.2	(3.1)
Collateralized debt obligations	91.2	(.7)	—	—	91.2	(.7)
Commercial mortgage-backed securities	35.9	(.2)	19.1	(.4)	55.0	(.6)
Mortgage pass-through securities	.9	—	.8	—	1.7	—
Collateralized mortgage obligations	113.6	(1.2)	10.2	(.2)	123.8	(1.4)
Total fixed maturities, available for sale	$1,296.5	$(24.9)	$520.2	$(30.5)	$1,816.7	$(55.4)
Equity securities	$128.3	$(1.0)	$.5	$—	$128.8	$(1.0)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2013 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$23.8	$(.6)	$—	$—	$23.8	$(.6)
States and political subdivisions	473.6	(30.3)	79.2	(8.7)	552.8	(39.0)
Corporate securities	2,432.4	(137.7)	170.3	(20.8)	2,602.7	(158.5)
Asset-backed securities	308.4	(6.5)	32.5	(.7)	340.9	(7.2)
Collateralized debt obligations	46.7	(.5)	—	—	46.7	(.5)
Commercial mortgage-backed securities	161.8	(5.8)	—	—	161.8	(5.8)
Mortgage pass-through securities	1.6	—	1.6	—	3.2	—
Collateralized mortgage obligations	121.8	(1.6)	2.2	—	124.0	(1.6)
Total fixed maturities, available for sale	$3,570.1	$(183.0)	$285.8	$(30.2)	$3,855.9	$(213.2)
Equity securities	$.5	$—	$—	$—	$.5	$—

Based on management's current assessment of investments with unrealized losses at September 30, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) for basic earnings per share	$117.4	$283.0	$(32.5)	$372.0
Add: interest expense on 7.0% Senior Debentures due 2016 (the "7.0% Debentures"), net of income taxes	—	—	—	1.6
Net income (loss) for diluted earnings per share	$117.4	$283.0	$(32.5)	$373.6
Shares:
Weighted average shares outstanding for basic earnings per share	210,525	222,876	215,790	221,819
Effect of dilutive securities on weighted average shares:
7.0% Debentures	—	839	—	7,707
Stock options, restricted stock and performance units	2,447	2,858	—	2,699
Warrants (a)	2,486	2,774	—	2,344
Dilutive potential common shares	4,933	6,471	—	12,750
Weighted average shares outstanding for diluted earnings per share	215,458	229,347	215,790	234,569
________

(a)
All outstanding warrants were repurchased in September 2014 as further discussed in the note to the consolidated financial statements entitled "Changes in Common Stock." Accordingly, the warrants will have no dilutive effect in periods beginning after September 30, 2014.

In the nine months ended September 30, 2014, 5,435 thousand equivalent common shares (comprised of 2,458 thousand shares related to stock options, restricted stock and performance units and 2,977 thousand shares related to warrants) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive in such period due to the net loss recognized by the Company resulting from the sale of CLIC.

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
(unaudited)
___________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments.

We measure segment performance by excluding the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities ("VIEs"), net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and income taxes ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net loss on the sale of CLIC and gain on related reinsurance transaction, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment or modification of debt depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$6.6	$5.6	$21.8	$22.1
Health	319.4	323.3	970.4	990.0
Life	90.4	78.5	248.6	232.4
Net investment income (a)	231.2	235.4	703.2	723.7
Fee revenue and other income (a)	7.0	5.8	18.1	13.5
Total Bankers Life revenues	654.6	648.6	1,962.1	1,981.7
Washington National:
Insurance policy income:
Annuities	.9	6.5	3.3	9.7
Health	147.1	147.0	444.8	438.2
Life	6.0	5.7	18.2	17.3
Net investment income (a)	65.2	72.9	206.0	220.6
Fee revenue and other income (a)	.3	.3	.7	.7
Total Washington National revenues	219.5	232.4	673.0	686.5
Colonial Penn:
Insurance policy income:
Health	.8	1.1	2.7	3.3
Life	60.9	57.0	181.2	169.7
Net investment income (a)	10.3	10.2	31.5	30.0
Fee revenue and other income (a)	.2	.2	.7	.6
Total Colonial Penn revenues	72.2	68.5	216.1	203.6
Other CNO Business:
Insurance policy income - health	—	5.9	—	18.2
Net investment income (a)	—	8.0	—	24.8
Total Other CNO Business revenues	—	13.9	—	43.0
Corporate operations:
Net investment income	(1.0)	11.0	11.7	25.6
Fee and other income	1.9	1.7	4.6	4.9
Total corporate revenues	0.9	12.7	16.3	30.5
Total revenues	947.2	976.1	2,867.5	2,945.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Expenses:
Bankers Life:
Insurance policy benefits	$394.9	$427.3	$1,237.8	$1,331.9
Amortization	47.1	39.7	140.7	139.9
Interest expense on investment borrowings	2.0	1.8	5.8	4.9
Other operating costs and expenses	98.8	93.5	294.4	277.5
Total Bankers Life expenses	542.8	562.3	1,678.7	1,754.2
Washington National:
Insurance policy benefits	129.5	141.6	394.1	409.6
Amortization	14.8	14.4	47.1	47.7
Interest expense on investment borrowings	.4	.5	1.3	1.5
Other operating costs and expenses	47.2	42.9	139.5	124.9
Total Washington National expenses	191.9	199.4	582.0	583.7
Colonial Penn:
Insurance policy benefits	41.1	39.8	129.0	124.0
Amortization	3.7	3.7	11.5	11.1
Other operating costs and expenses	27.0	29.2	77.6	76.9
Total Colonial Penn expenses	71.8	72.7	218.1	212.0
Other CNO Business:
Insurance policy benefits	—	13.5	—	44.4
Other operating costs and expenses	—	6.1	—	18.8
Total Other CNO Business expenses	—	19.6	—	63.2
Corporate operations:
Interest expense on corporate debt	10.9	11.7	33.1	39.9
Interest expense on investment borrowings	—	—	—	.1
Other operating costs and expenses	10.0	3.3	46.9	15.6
Total corporate expenses	20.9	15.0	80.0	55.6
Total expenses	827.4	869.0	2,558.8	2,668.7
Pre-tax operating earnings by segment:
Bankers Life	111.8	86.3	283.4	227.5
Washington National	27.6	33.0	91.0	102.8
Colonial Penn	.4	(4.2)	(2.0)	(8.4)
Other CNO Business	—	(5.7)	—	(20.2)
Corporate operations	(20.0)	(2.3)	(63.7)	(25.1)
Pre-tax operating earnings	$119.8	$107.1	$308.7	$276.6
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment revenues	$947.2	$976.1	$2,867.5	$2,945.3
Net realized investment gains (losses)	4.0	(1.7)	37.0	13.1
Revenues related to certain non-strategic investments and earnings attributable to VIEs	8.3	9.0	21.9	24.1
Fee revenue related to transition and support services agreements	7.5	—	7.5	—
Revenues of CLIC prior to being sold	—	110.4	210.8	335.4
Consolidated revenues	967.0	1,093.8	3,144.7	3,317.9

Total segment expenses	827.4	869.0	2,558.8	2,668.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	—	(4.9)	25.3	(37.0)
Amortization related to fair value changes in embedded derivative liabilities	.1	1.5	(6.8)	13.0
Amortization related to net realized investment gains	.1	.1	.6	1.3
Expenses related to certain non-strategic investments and earnings attributable to VIEs	10.9	11.8	30.7	31.7
Loss on extinguishment or modification of debt	—	—	.6	65.4
Net loss on sale of CLIC and gain on reinsurance transactions	(32.1)	—	242.7	—
Expenses related to transition and support services agreements	6.2	—	6.2	—
Expenses of CLIC prior to being sold	—	101.9	187.4	311.1
Consolidated expenses	812.6	979.4	3,045.5	3,054.2
Income before tax	154.4	114.4	99.2	263.7
Income tax expense:
Tax expense on period income	53.8	38.1	133.1	113.9
Valuation allowance for deferred tax assets and other tax items	(16.8)	(206.7)	(1.4)	(222.2)
Net income (loss)	$117.4	$283.0	$(32.5)	$372.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  We reflect changes in the estimated fair value of these options in net investment income (classified as investment income from policyholder and reinsurer accounts and other special-purpose portfolios).  Net investment gains (losses) related to fixed index products were $42.3 million and $102.8 million in the nine months ended September 30, 2014 and 2013, respectively. These amounts were substantially offset by a corresponding change to insurance policy benefits.  The estimated fair value of these options was $98.3 million and $156.2 million at September 30, 2014 and December 31, 2013, respectively.  We classify these instruments as other invested assets.

The Company accounts for the options attributed to the policyholder for the estimated life of the annuity contract as embedded derivatives.  The Company purchases options to hedge liabilities for the next policy period approximately on each policy anniversary date and must estimate the fair value of the forward embedded options related to the policies.  These accounting requirements often create volatility in the earnings from these products.  We record the changes in the fair values of the embedded derivatives in earnings as a component of insurance policy benefits.  The fair value of these derivatives, which are classified as "policyholder account balances", was $992.2 million and $903.7 million at September 30, 2014 and December 31, 2013, respectively. We recognized an increase to earnings of $.1 million and $3.4 million in the third quarters of 2014 and 2013, respectively, and $18.5 million and $24.0 million in the first nine months of 2014 and 2013, respectively, from the volatility caused by the accounting requirements to record embedded options at fair value.

If the counterparties for the call options we hold fail to meet their obligations, we may have to recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2014, all of our counterparties were rated "BBB" or higher by Standard & Poor's Corporation ("S&P").

In periods prior to the second quarter of 2014, we were required to establish an embedded derivative related to a modified coinsurance agreement which ceded the risks of a block of interest sensitive life business. We recaptured this block in the second quarter of 2014 resulting in a gain of $3.8 million. Prior to the recapture of this block, we maintained the investments related to the modified coinsurance agreement in our trading securities account, which we carried at estimated fair value with changes in such value recognized as investment income.  Such trading securities were sold in the second quarter of 2014 in conjunction with the reinsurance recapture.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be bifurcated from the instrument and held at fair value on the consolidated balance sheet. For certain of these securities, we have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income for operational ease. Such securities totaled $204.8 million and $180.6 million at September 30, 2014 and December 31, 2013, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $34.1 million and $51.1 million in the third quarters of 2014 and 2013, respectively, and $141.6 million and $158.2 million in the first nine months of 2014 and 2013, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $35.1 million and $51.9 million in the third quarters of 2014 and 2013, respectively, and $155.9 million and $144.6 million in the first nine months of 2014 and 2013, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $10.0 million and $4.0 million in the third quarters of 2014 and 2013, respectively, and $24.7 million and $33.1 million in the first nine months of 2014 and 2013, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry Health Care ("Coventry") of $6.8 million and $19.7 million in the nine months ended September 30, 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Medicare Part D prescription drug plan ("PDP") quota-share reinsurance agreement whereby we assumed a portion of the risk related to the PDP business sold through our Bankers Life segment. The PDP premiums received in 2014 (all of which were received in the first quarter of 2014) represent adjustments on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items include: (i) the loss on the sale of CLIC of $272.6 million in the nine months ended September 30, 2014; and (ii) the loss on extinguishment debt of $65.4 million in the nine months ended September 30, 2013. The components of income tax expense are as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Current tax expense	$5.4	$3.4	$11.5	$8.8
Deferred tax expense	48.4	34.7	121.6	106.5
Valuation allowance applicable to current year income	(3.0)	(9.8)	(3.0)	(9.8)
Income tax expense calculated based on estimated annual effective tax rate	50.8	28.3	130.1	105.5
Income tax expense (benefit) on discrete items:
Related to the sale of CLIC:
Tax expense related to tax gain on sale	—	—	21.6	—
Previously unrecognized tax benefit recognized as a result of the gain	—	—	(7.4)	—
Valuation allowance release related to the gain	—	—	(14.2)	—
Valuation allowance increase related to the decrease in projected future taxable income	—	—	19.4	—
Valuation allowance reduction resulting from the realization of capital gains and utilization of loss carryforwards	(.4)	(118.0)	(4.4)	(133.5)
Valuation allowance reduction applicable to the settlement with the IRS regarding the classification of a portion of the cancellation of indebtedness income	—	(71.8)	—	(71.8)
Valuation allowance reduction related to the increase in projected future taxable income	(12.6)	—	(12.6)	—
Deferred tax benefit related to loss on extinguishment or modification of debt	—	—	—	(1.4)
Other items	(.8)	(7.1)	(.8)	(7.1)
Total income tax expense	$37.0	$(168.6)	$131.7	$(108.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2014	2013
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	(.7)	(3.5)
Non-taxable income and nondeductible benefits, net	(.8)	(.9)
State taxes	1.5	1.4
Estimated annual effective tax rate	35.0%	32.0%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net federal operating loss carryforwards	$1,097.6	$1,240.2
Net state operating loss carryforwards	17.2	20.0
Tax credits	44.2	43.9
Capital loss carryforwards	—	13.4
Deductible temporary differences:
Investments	62.3	74.3
Insurance liabilities	566.5	723.8
Other	56.2	64.7
Gross deferred tax assets	1,844.0	2,180.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(319.1)	(306.8)
Accumulated other comprehensive income	(475.7)	(405.5)
Gross deferred tax liabilities	(794.8)	(712.3)
Net deferred tax assets before valuation allowance	1,049.2	1,468.0
Valuation allowance	(280.0)	(294.8)
Net deferred tax assets	769.2	1,173.2
Current income taxes accrued	(38.1)	(26.0)
Income tax assets, net	$731.1	$1,147.2

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

Based on our assessment, it appears more likely than not that $769.2 million of our deferred tax assets will be realized through future taxable earnings. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

Our assessment of deferred tax assets is adjusted under our deferred tax valuation model to reflect changes in our projections of future taxable income. For example, such projected future taxable income has been adjusted to reflect the investment trading strategies and the coinsurance agreements to cede certain long-term care business, both completed in 2013. In addition, projected taxable income has been adjusted to reflect the sale of CLIC, which is expected to result in a net reduction to CNO's taxable income in future periods and required us to establish a valuation allowance of $19.4 million in the first nine months of 2014. In the third quarter of 2014, we have identified reductions to the valuation allowance of $4.0 million related to our expected 2014 taxable income exceeding the amount previously reflected in our tax valuation model. This reduction is reflected in the estimate of our annual effective tax rate and, therefore, will be recognized as follows: $3.0 million in the third quarter of 2014; and $1.0 million in the fourth quarter of 2014.

Our September 30, 2014 projection of future taxable income for purposes of determining the valuation allowance is based on the normalized average annual taxable income for the last three years plus: (i) a 3 percent core growth factor (consistent with the prior year assumption); and (ii) an additional 1 percent increase which primarily reflects the impact of the investment trading strategies completed in 2013 (which grade off over time). The aggregate 4 percent factor is used to increase taxable income over the next five years, and level taxable income is assumed thereafter. Our estimated projected taxable income is based on evidence we consider to be objective and verifiable. In the projections used for our September 30, 2014 analysis, our three year average taxable income increased to approximately $320 million, compared to $315 million in our prior projections. Approximately $50 million of the current three year average relates to non-life taxable income and $270 million relates to life income.

As a result of the higher levels of future years taxable income, we recognized a reduction to the allowance for deferred tax assets of $12.6 million in the third quarter of 2014. We have evaluated each component of the deferred tax asset and assessed the effect of limitations and/or interpretations on the value of each component and have concluded that it is more likely than not that the components recognized will be fully realized in the future.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.06 percent at September 30, 2014), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2014, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of September 30, 2014, we had $3.1 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in CSHI (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2018	$47.3	$—	$47.3
2021	30.0	—	30.0
2022	152.0	—	152.0
2023	742.6	2,073.3	2,815.9
2025	—	115.5	115.5
2027	—	202.6	202.6
2028	—	67.3	67.3
2029	—	205.5	205.5
2032	—	44.0	44.0
Subtotal	971.9	2,708.2	3,680.1
Less:
Unrecognized tax benefits	(342.9)	(201.2)	(544.1)
Total	$629.0	$2,507.0	$3,136.0

We had deferred tax assets related to NOLs for state income taxes of $17.2 million and $20.0 million at September 30, 2014 and December 31, 2013, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to the Independent Trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $41.0 million at September 30, 2014.

Tax years 2004 and 2008 through 2013 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2011 through 2013 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014	December 31, 2013
Senior Secured Credit Agreement (as defined below)	$541.9	$581.5
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	—	3.5
Unamortized discount on Senior Secured Credit Agreement	(2.9)	(3.6)
Direct corporate obligations	$814.0	$856.4

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($391.9 million remained outstanding at September 30, 2014); (ii) a $250.0 million four-year term loan facility ($150.0 million remained outstanding at September 30, 2014); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of September 30, 2014, no amounts have been borrowed under the revolving credit facility.
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

The interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (such rate was 3.75% at September 30, 2014); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (such rate was 3.00% at September 30, 2014); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

In the first nine months of 2014, we made $39.6 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

On May 30, 2014, the Company completed an amendment to the Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million received from the sale of CLIC be used to prepay amounts outstanding under the Senior Secured Credit Agreement. In the second quarter of 2014, we recognized expenses related to the amendment of the Senior Secured Credit Agreement totaling $.4 million which are included in the loss on extinguishment or modification of debt.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.6 percent at September 30, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 16.62 to 1.00 for the four quarters ended September 30, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 425 percent at September 30, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at September 30, 2014, was $1,806 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through September 30, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $172 million as of September 30, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

7.0% Debentures

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million and recognized a loss on the extinguishment of debt of $.2 million.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2014 (dollars in millions):

Year ending September 30,
2015	$79.2
2016	79.2
2017	4.3
2018	379.2
2019	—
Thereafter	275.0
$816.9

INVESTMENT BORROWINGS

Two of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National") and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of September 30, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at September 30, 2014, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2014
$50.0	October 2015	Variable rate – 0.504%
100.0	June 2016	Variable rate – 0.595%
75.0	June 2016	Variable rate – 0.393%
100.0	October 2016	Variable rate – 0.412%
50.0	November 2016	Variable rate – 0.504%
50.0	November 2016	Variable rate – 0.624%
57.7	June 2017	Variable rate – 0.586%
50.0	August 2017	Variable rate – 0.434%
75.0	August 2017	Variable rate – 0.385%
100.0	October 2017	Variable rate – 0.666%
50.0	November 2017	Variable rate – 0.745%
50.0	January 2018	Variable rate – 0.584%
50.0	January 2018	Variable rate – 0.573%
50.0	February 2018	Variable rate – 0.547%
50.0	February 2018	Variable rate – 0.321%
22.0	February 2018	Variable rate – 0.568%
100.0	May 2018	Variable rate – 0.602%
50.0	July 2018	Variable rate – 0.705%
50.0	August 2018	Variable rate – 0.354%
50.0	January 2019	Variable rate – 0.653%
50.0	February 2019	Variable rate – 0.321%
100.0	March 2019	Variable rate – 0.634%
21.8	July 2019	Variable rate – 0.644%
21.8	June 2020	Fixed rate – 1.960%
28.3	August 2021	Fixed rate – 2.550%
26.9	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At September 30, 2014, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $.3 million.

Interest expense of $16.2 million and $20.8 million in the first nine months of 2014 and 2013, respectively, was recognized related to total borrowings from the FHLB.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at September 30, 2014 and mature prior to June 30, 2015.

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

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2013	220,324
Treasury stock purchased and retired	(14,118)
Stock options exercised	893
Restricted and performance stock vested	541	(a)
Balance, September 30, 2014	207,640
____________________

(a)
Such amount was reduced by 230 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities. In the first nine months of 2014, we repurchased 14.1 million shares of common stock for $244.1 million under the securities repurchase program. In addition, in September 2014, we repurchased all outstanding common stock warrants for $57.4 million under the securities repurchase program. Such warrants had been held by Paulson & Co., Inc. on behalf of several investment funds and accounts managed by them, and were issued in conjunction with a private sale of our common stock in 2009. The Company had remaining repurchase authority of $95.9 million as of September 30, 2014.

In the first nine months of 2014, dividends declared and paid on common stock totaled $39.0 million ($0.18 per common share). In March 2014, the Company increased its quarterly common stock dividend to $0.06 per share from $0.03 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $.9 million and $1.4 million in the third quarters of 2014 and 2013, respectively, and $4.0 million and $3.9 million during the nine months ended September 30, 2014 and 2013, respectively.  Amounts amortized totaled $3.6 million and $3.7 million in the third quarters of 2014 and 2013, respectively, and $13.0 million and $17.0 million during the nine months ended September 30, 2014 and 2013, respectively.  The unamortized balance of deferred sales inducements was $65.7 million and $108.6 million at September 30, 2014 and December 31, 2013, respectively.  The balance of insurance liabilities for persistency bonus benefits was $1.7 million and $28.9 million at September 30, 2014 and December 31, 2013, respectively.

ASSETS AND LIABILITIES SUBJECT TO OFFSETTING DISCLOSURE REQUIREMENTS

Call options

As further described in the note entitled "Accounting for Derivatives", we buy call options (including call spreads) referenced to applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked. We limit our exposure to the counterparties failing to meet their obligation with respect to the call options by diversifying among several counterparties believed to be strong and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

credit worthy. The call options are free-standing derivatives and are recorded at fair value in the Company's consolidated balance sheet. The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. However, the offsetting of assets and liabilities is not applicable to the derivative contracts that were in place at September 30, 2014 or December 31, 2013. The counterparties do not provide collateral to the Company related to their obligations under the call options.

The following table summarizes information related to call options as of September 30, 2014 and December 31, 2013 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2014:
Call Options	$98.3	$—	$98.3	$—	$—	$98.3
December 31, 2013:
Call Options	156.2	—	156.2	—	—	156.2

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

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default under the agreement (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities.

The following table summarizes information related to repurchase agreements as of September 30, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2014:
Repurchase agreements (a)	$20.4	$—	$20.4	$—	$—	$20.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________________

(a)	As of September 30, 2014, these agreements were collateralized by investment securities with a fair value of $25.5 million. There were no repurchase agreements outstanding at December 31, 2013.

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

In May 2014, the FASB issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company on January 1, 2017 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company is currently assessing the impact the guidance will have upon adoption.

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
In August 2014, the FASB issued authoritative guidance related to measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity which provides a measurement alternative for an entity that consolidates collateralized financing entities. A collateralized financing entity is a variable interest entity with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. If elected, the alternative method results in the reporting entity measuring both the financial assets and the financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and the financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value. The guidance is effective for interim and annual periods beginning after December 15, 2015. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.

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

In addition to the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, some matters purport to seek substantial or an unspecified amount of damages for unsubstantiated conduct spanning several years based on complex legal theories and damages models. The alleged damages typically are indeterminate or not factually supported in the complaint, and, in any event, the Company's experience indicates that monetary demands for damages often bear little relation to the ultimate loss. In some cases, plaintiffs are seeking to certify classes in the litigation and class certification either has been denied or is pending and we have filed oppositions to class certification or sought to decertify a prior class certification. In addition, for many of these cases: (i) there is uncertainty as to the outcome of pending appeals or motions; (ii) there are significant factual issues to be resolved; and/or (iii) there are novel legal issues presented. Accordingly, the Company cannot reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any, or predict the timing of the eventual resolution of these matters.  The Company reviews these matters on an ongoing basis.  When assessing reasonably possible and probable outcomes, the Company bases its assessment on the expected ultimate outcome following all appeals.

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

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	Nine months ended
	September 30,
	2014		2013
Cash flows from operating activities:
Net income (loss)	$(32.5)		$372.0
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	218.2		241.1
Income taxes	128.9		(112.6)
Insurance liabilities	228.9		298.8
Accrual and amortization of investment income	(112.3)		(189.4)
Deferral of policy acquisition costs	(176.6)		(161.8)
Net realized investment gains	(39.8)		(18.4)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—
Net loss on sale of CLIC and gain on reinsurance transactions	242.7		—
Loss on extinguishment or modification of debt	.6		65.4
Other	8.3		(23.0)
Net cash from operating activities	$(123.9)	(a)	$472.1
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

On July 1, 2014, Bankers Life recaptured the life business written by Bankers Life that was reinsured by Wilton Re in 2009. The following summarizes the impact of the recapture (dollars in millions):

Investments	$139.4	(a) (b)
Cash	7.7
Present value of future profits and deferred acquisition costs	29.0	(b)
Reinsurance receivables	(155.9)	(b)
Other liabilities	5.9	(b)
Gain on reinsurance transaction (classified as "Net loss on sale of subsidiary and gain on reinsurance transactions")	26.1
Income tax expense	9.2
Gain on reinsurance transaction (net of income taxes)	$16.9
___________________
(a)    Such amount has been reduced by a $28.0 million recapture fee.
(b)    Such non-cash amounts have been excluded from the consolidated statement of cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2014	2013
Stock options, restricted stock and performance units	$11.6	$10.8

INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  All of such VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including two new VIEs which were consolidated in 2014).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,343.0	$—	$1,343.0
Notes receivable of VIEs held by insurance subsidiaries	—	(148.2)	(148.2)
Cash and cash equivalents held by variable interest entities	150.7	—	150.7
Accrued investment income	3.1	—	3.1
Income tax assets, net	12.9	(2.3)	10.6
Other assets	18.2	(1.3)	16.9
Total assets	$1,527.9	$(151.8)	$1,376.1
Liabilities:
Other liabilities	$104.5	$(3.7)	$100.8
Borrowings related to variable interest entities	1,295.0	—	1,295.0
Notes payable of VIEs held by insurance subsidiaries	152.2	(152.2)	—
Total liabilities	$1,551.7	$(155.9)	$1,395.8

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2014, such loans had an amortized cost of $1,359.7 million; gross unrealized gains of $.7 million; gross unrealized losses of $17.4 million; and an estimated fair value of $1,343.0 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$389.0	$385.5
Due after five years through ten years	970.7	957.5
Total	$1,359.7	$1,343.0

During the first nine months of 2014, the VIEs recognized net realized investment losses of $2.2 million.  During the first nine months of 2013, the VIEs recognized net realized investment losses of $1.4 million, which were comprised of $.3 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments as a result of our intent to sell such investments.

At September 30, 2014, there were no investments held by the VIEs that were in default.

During the first nine months of 2014, $38.7 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million. During the first nine months of 2013, $9.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.6 million.

At September 30, 2014, the VIEs held:  (i) investments with a fair value of $1,051.7 million and gross unrealized losses of $14.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $142.3 million and gross unrealized losses of $3.3 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2014, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $26.2 million (classified as other invested assets).  At September 30, 2014, we had unfunded commitments to these partnerships of $69.1 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our company-owned life insurance policy, which is invested in a series of mutual funds, at its cash surrender value and our hedge fund investments at their net asset values; in both cases, we believe these values approximate their fair values. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as credit rating, maturity, corporate credit spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by transactions executed in the marketplace.  Financial assets in this category primarily include:  certain publicly registered and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund and hedge fund investments; most short-term investments; and non-exchange-traded derivatives such as call options. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first nine months of 2014 and 2013.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Substantially all of our Level 2 fixed maturity securities and separate account assets were valued from independent pricing services.  Third party pricing services normally derive security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 27 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2014 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,592.4	$334.8	$13,927.2
United States Treasury securities and obligations of United States government corporations and agencies	—	151.5	—	151.5
States and political subdivisions	—	2,204.3	—	2,204.3
Debt securities issued by foreign governments	—	1.8	—	1.8
Asset-backed securities	—	1,246.7	62.3	1,309.0
Collateralized debt obligations	—	326.9	—	326.9
Commercial mortgage-backed securities	—	1,287.3	1.1	1,288.4
Mortgage pass-through securities	—	7.0	1.1	8.1
Collateralized mortgage obligations	—	1,393.2	.1	1,393.3
Total fixed maturities, available for sale	—	20,211.1	399.4	20,610.5
Equity securities - corporate securities	172.7	173.0	27.1	372.8
Trading securities:
Corporate securities	—	24.0	—	24.0
United States Treasury securities and obligations of United States government corporations and agencies	—	3.7	—	3.7
Asset-backed securities	—	26.6	—	26.6
Commercial mortgage-backed securities	—	119.7	28.7	148.4
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	24.3	6.0	30.3
Equity securities	1.9	—	—	1.9
Total trading securities	1.9	198.4	34.7	235.0
Investments held by variable interest entities - corporate securities	—	1,339.1	3.9	1,343.0
Other invested assets - derivatives	.9	98.3	—	99.2
Assets held in separate accounts	—	6.9	—	6.9
Total assets carried at fair value by category	$175.5	$22,026.8	$465.1	$22,667.4

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$992.2	$992.2
Total liabilities for insurance products	—	—	992.2	992.2
Total liabilities carried at fair value by category	$—	$—	$992.2	$992.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,340.1	$359.6	$15,699.7
United States Treasury securities and obligations of United States government corporations and agencies	—	73.1	—	73.1
States and political subdivisions	—	2,204.4	—	2,204.4
Asset-backed securities	—	1,419.9	42.2	1,462.1
Collateralized debt obligations	—	47.3	246.7	294.0
Commercial mortgage-backed securities	—	1,609.0	—	1,609.0
Mortgage pass-through securities	—	11.8	1.6	13.4
Collateralized mortgage obligations	—	1,848.9	—	1,848.9
Total fixed maturities, available for sale	—	22,554.5	650.1	23,204.6
Equity securities - corporate securities	79.6	118.9	24.5	223.0
Trading securities:
Corporate securities	—	45.2	—	45.2
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.1	—	14.1
Asset-backed securities	—	24.3	—	24.3
Commercial mortgage-backed securities	—	125.8	—	125.8
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	31.1	—	31.1
Equity securities	2.4	—	—	2.4
Total trading securities	2.4	245.2	—	247.6
Investments held by variable interest entities - corporate securities	—	1,046.7	—	1,046.7
Other invested assets - derivatives	.6	156.2	—	156.8
Assets held in separate accounts	—	10.3	—	10.3
Total assets carried at fair value by category	$82.6	$24,131.8	$674.6	$24,889.0

Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	$—	$—	$903.7	$903.7
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	—	1.8	1.8
Total liabilities for insurance products	—	—	905.5	905.5
Total liabilities carried at fair value by category	$—	$—	$905.5	$905.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

For those financial instruments disclosed at fair value, we use the following methods and assumptions to determine the estimated fair values:

Mortgage loans and policy loans.  We discount future expected cash flows based on interest rates currently being offered for similar loans with similar risk characteristics.  We aggregate loans with similar characteristics in our calculations.  The fair value of policy loans approximates their carrying value.

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,675.5	$1,675.5	$1,621.8
Policy loans	—	—	106.2	106.2	106.2
Other invested assets:
Company-owned life insurance	—	146.2	—	146.2	146.2
Alternative investment funds	—	84.7	—	84.7	84.7
Cash and cash equivalents:
Unrestricted	344.1	108.0	—	452.1	452.1
Held by variable interest entities	150.7	—	—	150.7	150.7
Liabilities:
Policyholder account balances (a)	—	—	10,659.2	10,659.2	10,659.2
Investment borrowings	—	1,519.7	—	1,519.7	1,519.4
Borrowings related to variable interest entities	—	941.7	—	941.7	1,295.0
Notes payable – direct corporate obligations	—	828.7	—	828.7	814.0

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

____________________

(a)
The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value at September 30, 2014 and December 31, 2013.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2014 (dollars in millions):

	September 30, 2014
	Beginning balance as of June 30, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2014	Amount of total gains (losses) for the three months ended September 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$389.8	$6.6	$—	$(.9)	$37.5	$(98.2)	$334.8	$—
States and political subdivisions	28.7	—	—	—	—	(28.7)	—	—
Asset-backed securities	52.7	(.1)	—	.2	9.5	—	62.3	—
Collateralized debt obligations	14.2	—	—	—	—	(14.2)	—	—
Commercial mortgage-backed securities	—	1.1	—	—	—	—	1.1	—
Mortgage pass-through securities	1.3	(.2)	—	—	—	—	1.1	—
Collateralized mortgage obligations	.1	—	—	—	—	—	.1	—
Total fixed maturities, available for sale	486.8	7.4	—	(.7)	47.0	(141.1)	399.4	—
Equity securities - corporate securities	26.2	.9	—	—	—	—	27.1	—
Trading securities:
Commercial mortgage-backed securities	—	—	—	(.4)	29.1	—	28.7	(.4)
Collateralized mortgage obligations	5.9	—	—	.1	—	—	6.0	.1
Total trading securities	5.9	—	—	(.3)	29.1	—	34.7	(.3)
Investments held by variable interest entities - corporate securities	—	3.0	—	(.1)	1.0	—	3.9	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(980.3)	(12.2)	.3	—	—	—	(992.2)	.3
Total liabilities for insurance products	(980.3)	(12.2)	.3	—	—	—	(992.2)	.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$15.7	$(9.1)	$—	$—	$6.6
Asset-backed securities	1.9	(2.0)	—	—	(.1)
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	18.7	(11.3)	—	—	7.4
Equity securities - corporate securities	.9	—	—	—	.9
Investments held by variable interest entities - corporate securities	3.0	—	—	—	3.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(29.2)	3.9	(.5)	13.6	(12.2)
Total liabilities for insurance products	(29.2)	3.9	(.5)	13.6	(12.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2014 (dollars in millions):

	September 30, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Assets of CLIC sold	Ending balance as of September 30, 2014	Amount of total gains (losses) for the nine months ended September 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$44.9	$—	$11.6	$52.7	$(82.8)	$(51.2)	$334.8	$—
States and political subdivisions	—	—	—	.1	2.1	—	(2.2)	—	—
Asset-backed securities	42.2	8.9	—	4.0	16.9	—	(9.7)	62.3	—
Collateralized debt obligations	246.7	—	—	—	—	(246.7)	—	—	—
Commercial mortgage-backed securities	—	1.1	—	—	—	—	—	1.1	—
Mortgage pass-through securities	1.6	(.5)	—	—	—	—	—	1.1	—
Collateralized mortgage obligations	—	(.1)	—	—	.2	—	—	.1	—
Total fixed maturities, available for sale	650.1	54.3	—	15.7	71.9	(329.5)	(63.1)	399.4	—
Equity securities - corporate securities	24.5	2.6	—	—	—	—	—	27.1	—
Trading securities:
Commercial mortgage-backed securities	—	29.1	—	(.4)	—	—	—	28.7	(.4)
Collateralized mortgage obligations	—	—	—	.2	5.8	—	—	6.0	.2
Total trading securities	—	29.1	—	(.2)	5.8	—	—	34.7	(.2)
Investments held by variable interest entities - corporate securities	—	3.0	—	(.1)	1.0	—	—	3.9	—
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(903.7)	(62.0)	(26.5)	—	—	—	—	(992.2)	(26.5)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities for insurance products	(905.5)	(60.2)	(26.5)	—	—	—	—	(992.2)	(26.5)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$47.7	$(2.8)	$—	$—	$44.9
Asset-backed securities	11.8	(2.9)	—	—	8.9
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	1.1	(1.6)	—	—	(.5)
Collateralized mortgage obligations	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	61.7	(7.4)	—	—	54.3
Equity securities - corporate securities	2.6	—	—	—	2.6
Trading securities - commercial mortgage-backed securities	29.1	—	—	—	29.1
Investments held by variable interest entities - corporate securities	3.0	—	—	—	3.0
Liabilities:
Liabilities for insurance products:
Interest-sensitive products - embedded derivatives associated with fixed index annuity products	(86.9)	7.5	(25.1)	42.5	(62.0)
Interest-sensitive products - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities for insurance products	(86.9)	10.9	(26.7)	42.5	(60.2)

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

At September 30, 2014, 82 percent of our Level 3 fixed maturities, available for sale, were investment grade and 84 percent and nil percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities and structured securities, respectively.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2014 (dollars in millions):

	Fair value at September 30, 2014	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$262.9	Discounted cash flow analysis	Discount margins	1.55% - 5.11% (2.43%)
Asset-backed securities (b)	29.3	Discounted cash flow analysis	Discount margins	2.03% - 4.15% (2.94%)
Equity security (c)	27.1	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	145.8	Unadjusted third-party price source	Not applicable	Not applicable
Total	465.1
Liabilities:
Interest-sensitive products (e)	992.2	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 3.42% (2.03%)
			Surrender rates	2.80% - 54.60% (14.39%)
________________________________

(a)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(b)
Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(c)
Equity security - This equity security represents an investment in a company that is constructing a manufacturing facility. The significant unobservable input is the cash flows that will be generated upon completion of the manufacturing facility. Given the nature of this investment, the best current indicator of value is the cost basis of the investment, which we believe approximates market value.

(d)	Other assets categorized as Level 3 - For these assets, there were no adjustments to quoted market prices obtained from third-party pricing sources.

(e)
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2013 (dollars in millions):

	Fair value at December 31, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$260.3	Discounted cash flow analysis	Discount margins	1.65% - 2.90% (2.36%)
Asset-backed securities (b)	35.1	Discounted cash flow analysis	Discount margins	2.03% - 4.20% (3.09%)
Collateralized debt obligations (c)	240.7	Discounted cash flow analysis	Recoveries	64% - 67% (65.8%)
			Constant prepayment rate	20%
			Discount margins	.95% - 2.00% (1.32%)
			Annual default rate	1.14% - 5.57% (3.05%)
			Portfolio CCC %	1.52% - 21.79% (12.57%)
Equity security (d)	24.5	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (e)	114.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	674.6
Liabilities:
Interest-sensitive products (f)	905.5	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 4.64% (2.47%)
			Surrender rates	2.80% - 54.60% (14.39%)
________________________________

(a)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(b)
Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

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

(d)
Equity security - This equity security represents an investment in a company that is constructing a manufacturing facility. The significant unobservable input is the cash flows that will be generated upon completion of the manufacturing facility. Given the nature of this investment, the best current indicator of value is the cost basis of the investment, which we believe approximates market value.

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

In this section, we review the consolidated financial condition of CNO at September 30, 2014, and its consolidated results of operations for the nine months ended September 30, 2014 and 2013, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The income we receive from these services agreements will offset certain of our overhead costs. If we are not successful in reducing our overhead costs to the same extent as the reduction in fees to be received from Wilton Re over the period of the agreements, our results of operations will be adversely affected. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

The following summarizes our earnings for the three and nine months ending September 30, 2014 and 2013 (dollars in millions, except per share data):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income before the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, corporate interest expense, loss on extinguishment or modification of debt and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$111.8	$86.3	$283.4	$227.5
Washington National	27.6	33.0	91.0	102.8
Colonial Penn	.4	(4.2)	(2.0)	(8.4)
Other CNO Business:
Losses from the long-term care business reinsured effective December 31, 2013	—	(1.0)	—	(5.9)
Overhead expense of CLIC allocated to other segments effective January 1, 2014	—	(4.7)	—	(14.3)
EBIT from business segments continuing after the CLIC sale	139.8	109.4	372.4	301.7
Corporate operations, excluding corporate interest expense	(9.1)	9.4	(30.6)	14.8
EBIT from operations continuing after the CLIC sale	130.7	118.8	341.8	316.5
Corporate interest expense	(10.9)	(11.7)	(33.1)	(39.9)
Operating earnings before taxes	119.8	107.1	308.7	276.6
Tax expense on operating income	43.2	34.4	108.5	94.4
Net operating income	76.6	72.7	200.2	182.2
Earnings of CLIC prior to being sold (net of taxes)	—	5.5	15.2	15.8
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes)	22.9	—	(272.6)	—
Net realized investment gains (net of related amortization and taxes)	2.6	(1.1)	23.7	7.7
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	—	2.2	(12.0)	15.6
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs (net of taxes)	(2.4)	(3.0)	(8.3)	(7.5)
Net revenue pursuant to transition and support services agreements (net of taxes)	.9	—	.9	—
Loss on extinguishment or modification of debt (net of taxes)	—	—	(.4)	(64.0)
Valuation allowance for deferred tax assets and other tax items (b)	16.8	206.7	20.8	222.2
Net income (loss)	$117.4	$283.0	$(32.5)	$372.0
Per diluted share:
Net operating income	$.35	$.32	$.93	$.78
Earnings of CLIC prior to being sold (net of taxes)	—	.02	.07	.07
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes)	.11	—	(1.26)	—
Net realized investment gains (net of related amortization and taxes)	.01	(.01)	.11	.03
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	—	.01	(.06)	.06
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs (net of taxes)	(.01)	(.01)	(.04)	(.03)
Net revenue pursuant to transition and support services agreements (net of taxes)	—	—	—	—
Loss on extinguishment or modification of debt (net of taxes)	—	—	—	(.27)
Valuation allowance for deferred tax assets and other tax items (b)	.08	.90	.10	.95
Net income (loss)	$.54	$1.23	$(.15)	$1.59

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the net loss on the sale of CLIC and gain on reinsurance transactions, including impact of taxes; (ii) the earnings of CLIC prior to being sold, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net of taxes; (vi) net revenue pursuant to transition and support services agreements, net of taxes: (vii) loss on extinguishment or modification of debt, net of taxes; and (viii) changes in the valuation allowance for deferred tax assets. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

(b)
Increase in valuation allowance of $19.4 million in the nine months ended September 30, 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "net loss on sale of CLIC and gain on related reinsurance transaction (including impact of taxes)".

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$111.8	$86.3	$283.4	$227.5
Washington National	27.6	33.0	91.0	102.8
Colonial Penn	.4	(4.2)	(2.0)	(8.4)
Corporate operations	(20.0)	(2.3)	(63.7)	(25.1)
Other CNO Business	—	(5.7)	—	(20.2)
	119.8	107.1	308.7	276.6
Gain on reinsurance transactions:
Bankers Life	26.1	—	26.1	—
Washington National	—	—	3.8	—
	26.1	—	29.9	—
Net realized investment gains (losses), net of related amortization:
Bankers Life	.8	(1.6)	4.2	9.2
Washington National	3.6	1.1	33.9	3.6
Colonial Penn	.6	(.1)	1.0	—
Corporate operations	(1.1)	(1.2)	(2.7)	(1.0)
	3.9	(1.8)	36.4	11.8
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(.1)	3.4	(18.3)	23.7
Washington National	—	—	(.2)	.3
	(.1)	3.4	(18.5)	24.0
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	(2.6)	(2.8)	(8.8)	(7.6)
Net revenue pursuant to transition and support services agreements, net of taxes
Corporate operations	1.3	—	1.3	—
Loss on extinguishment or modification of debt:
Corporate operations	—	—	(.6)	(65.4)
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	—	8.5	23.4	24.3
Loss on sale of CLIC	6.0	—	(272.6)	—
	6.0	8.5	(249.2)	24.3
Income (loss) before income taxes:
Bankers Life	138.6	88.1	295.4	260.4
Washington National	31.2	34.1	128.5	106.7
Colonial Penn	1.0	(4.3)	(1.0)	(8.4)
Corporate operations	(22.4)	(6.3)	(74.5)	(99.1)
Other CNO Business	—	(5.7)	—	(20.2)
Amount related to CLIC prior to being sold	6.0	8.5	(249.2)	24.3
Income (loss) before income taxes	$154.4	$114.4	$99.2	$263.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment or modification of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

Our pre-tax operating earnings in the three months ended September 30, 2014, included: (i) $11.0 million of favorable reserve developments in Bankers Life's long-term care block (including $2.8 million of favorable one-time catch-up reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner); (ii) $2.5 million of favorable reserve developments in Bankers Life's Medicare supplement block; and (iii) $2.5 million of unfavorable premium refunds in Washington National's supplemental health insurance block (related to the same process used on Bankers Life's long-term care block to identify changes in the status of our insureds in a more timely manner).

The process described in the preceding paragraph uses various sources including the death master file from the Social Security Administration to identify the death of insureds. In the third quarter of 2014, we implemented an enhanced process to more timely identify the insured's status. We applied this same process to our health, annuity and life businesses with each line of business impacted differently.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life's long-term care block benefited by $2.8 million in pre-tax earnings as a result of a one-time increase in mortality and associated reserve releases. The impacted policies were primarily paid-up coverages and the impact on premiums was not material.

Washington National's supplemental health block was negatively impacted by a $2.5 million reduction to premiums as we sell joint and family policies where the passing of one insured results in the lowering of the premium. In these cases, we issue a premium refund to the policyholder.

In recent years, we conducted our annual review of the impact of future new money rate assumptions on our loss reserves in the third quarter. Given the lower interest rate environment experienced in recent years, these assumptions have resulted in increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive life insurance blocks of CLIC. With the sale of CLIC, we have moved our comprehensive annual review of core prospective insurance assumptions, including new money rates, to the fourth quarter to align with our annual loss recognition and cash flow testing.

Although we are not currently aware of any material adverse changes in our assumptions, changes in long-term interest rate assumptions can impact the income we earn on investments supporting our insurance blocks, particularly for Bankers Life's long-term care block of business. For example, a 50 basis point reduction in the level of new money rates (assuming the current level of turnover in our general account investments) would have an estimated $7 million impact on our pre-tax investment income in the first year. Such impact would increase each year if the low interest rate environment continued.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premium collections:
Annuities	$181.5	$190.2	$572.8	$539.5
Medicare supplement and other supplemental health	314.6	315.9	940.2	975.6
Life	113.9	94.2	309.4	274.8
Total collections	$610.0	$600.3	$1,822.4	$1,789.9
Average liabilities for insurance products:
Fixed index annuities	$3,687.0	$3,224.6	$3,575.2	$3,131.8
Deferred annuities	3,796.5	4,091.9	3,889.7	4,166.6
SPIAs and supplemental contracts:
Mortality based	202.8	223.3	204.1	226.6
Deposit based	148.3	156.2	148.8	157.6
Health:
Long-term care	4,788.5	4,507.3	4,679.7	4,665.6
Medicare supplement	324.2	326.6	331.0	332.4
Other health	47.9	45.3	47.2	45.2
Life:
Interest sensitive	576.4	497.4	554.0	481.8
Non-interest sensitive	870.4	624.3	745.5	597.6
Total average liabilities for insurance products, net of reinsurance ceded	$14,442.0	$13,696.9	$14,175.2	$13,805.2
Revenues:
Insurance policy income	$416.4	$407.4	$1,240.8	$1,244.5
Net investment income:
General account invested assets	225.9	212.4	666.2	636.2
Fixed index products	5.3	23.0	37.0	87.5
Fee revenue and other income	7.0	5.8	18.1	13.5
Total revenues	654.6	648.6	1,962.1	1,981.7
Expenses:
Insurance policy benefits	345.9	357.0	1,067.6	1,101.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	31.0	35.3	96.1	107.2
Cost of options to fund index credits, net of forfeitures	12.2	11.7	36.3	35.4
Market value changes credited to policyholders	5.8	23.3	37.8	88.1
Amortization related to operations	47.1	39.7	140.7	139.9
Interest expense on investment borrowings	2.0	1.8	5.8	4.9
Other operating costs and expenses	98.8	93.5	294.4	277.5
Total benefits and expenses	542.8	562.3	1,678.7	1,754.2
Income before gain on reinsurance transaction, net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	111.8	86.3	283.4	227.5
Gain on reinsurance transaction	26.1	—	26.1	—
Net realized investment gains (losses)	.8	(1.6)	4.3	10.3
Amortization related to net realized investment gains (losses)	—	—	(.1)	(1.1)
Net realized investment gains (losses), net of related amortization	.8	(1.6)	4.2	9.2
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.2)	5.0	(24.5)	35.5
Amortization related to fair value changes in embedded derivative liabilities	.1	(1.6)	6.2	(11.8)
Fair value changes in embedded derivative liabilities, net of related amortization	(.1)	3.4	(18.3)	23.7
Income before income taxes	$138.6	$88.1	$295.4	$260.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Health benefit ratios:
All health lines:
Insurance policy benefits	$283.6	$297.9	$892.3	$918.7
Benefit ratio (a)	88.8%	92.2%	91.9%	92.8%
Medicare supplement:
Insurance policy benefits	$128.5	$127.8	$394.3	$384.0
Benefit ratio (a)	66.2%	67.0%	67.8%	67.6%
PDP:
Insurance policy benefits	$—	$—	$5.3	$15.9
Benefit ratio (a)	N/A	N/A	77.9%	80.5%
Long-term care:
Insurance policy benefits	$155.2	$170.2	$492.7	$518.9
Benefit ratio (a)	123.6%	128.4%	129.0%	129.1%
Interest-adjusted benefit ratio (b)	70.5%	79.4%	77.0%	80.8%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $66.6 million and $64.9 million in the three months ended September 30, 2014 and 2013, respectively, and was $198.6 million and $194.0 million in the nine months ended September 30, 2014 and 2013, respectively.

The Bankers Life segment included approximately $3 million of additional pre-tax earnings (including the impact of favorable mortality of $.5 million) in the third quarter of 2014 from the recapture of a block of life insurance business previously ceded to Wilton Re.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $610.0 million in the third quarter of 2014, up 1.6 percent from 2013, and were $1,822.4 million in the first nine months of 2014, up 1.8 percent from 2013. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.4 billion in the third quarter of 2014, up 5.4 percent from 2013, and were $14.2 billion in the first nine months of 2014, up 2.7 percent from 2013. Such average insurance liabilities for certain long-term care products were increased by $164.5 million and $12.9 million in the third quarters of 2014 and 2013, respectively, and $82.9 million and $211.6 million in the nine months ended September 30, 2014 and 2013, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. In addition, the increase in the non-interest sensitive life reserves in the third quarter of 2014 reflects approximately $155 million of reserves related to the recapture of a block of life insurance business previously ceded to Wilton Re. Excluding the impact of the aforementioned items, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $225.9 million in the third quarter of 2014, up 6.4 percent from 2013, and was $666.2 million in the first nine months of 2014, up 4.7 percent from 2013. The increase in net investment income is due to the impact of favorable experience resulting in prospective changes in assumptions which increased the yield on certain structured securities and higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods. Prepayment income was $6.6 million and $2.9 million in the third quarters of 2014 and 2013, respectively, and was $11.0 million and $9.8 million in the first nine months of 2014 and 2013, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $5.3 million and $23.0 million in the third quarters of 2014 and 2013, respectively, and was $37.0 million and $87.5 million in the first nine months of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $7.0 million and $5.8 million, in the third quarters of 2014 and 2013, respectively, and was $18.1 million and $13.5 million, in the first nine months of 2014 and 2013, respectively. We recognized fee income of $6.7 million and $5.7 million in the third quarters of 2014 and 2013, respectively, and $17.6 million and $13.2 million, in the first nine months of 2014 and 2013, respectively, pursuant to marketing agreements to sell PDP and Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 66.2 percent and 67.0 percent in the third quarters of 2014 and 2013, respectively, and 67.8 percent and 67.6 percent in the first nine months of 2014 and 2013, respectively. The benefit ratios in the third quarters of 2014 and 2013 were impacted by the favorable development of prior period claim reserves of approximately $2.5 million and $5.7 million,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

respectively. We currently expect the benefit ratio on this Medicare supplement business to be in the 70 percent range in the fourth quarter of 2014.

The insurance policy benefits on our PDP business resulted from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million and $3.8 million in the first nine months of 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Reinsurance". The PDP results in 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 123.6 percent and 128.4 percent in the third quarters of 2014 and 2013, respectively, and was 129.0 percent and 129.1 percent in the first nine months of 2014 and 2013, respectively.  The interest-adjusted benefit ratio on this business was 70.5 percent and 79.4 percent in the third quarters of 2014 and 2013, respectively, and was 77.0 percent and 80.8 percent in the first nine months of 2014 and 2013, respectively.  The benefit ratio in the third quarter of 2014 reflects $11.0 million of favorable reserve developments, including $2.8 million of one-time catch-up reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner. The remaining $8.2 million of favorable developments primarily reflects reserve redundancies related to the initial claim estimates we made for first quarter 2014 incurred claims. Our initial estimates anticipated higher levels of reported claims in the first quarter based on prior first quarter experience. However, actual claims reported have been lower than past experience and our previous estimates. We recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. We currently expect the normalized interest-adjusted benefit ratio on this long-term care business to be in the 79 percent range in the fourth quarter of 2014. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $31.0 million and $35.3 million in the third quarters of 2014 and 2013, respectively, and were $96.1 million and $107.2 million in the first nine months of 2014 and 2013, respectively. The weighted average crediting rates for these products was 2.8 percent and 3.0 percent in the third quarters of 2014 and 2013, respectively, and was 2.8 percent and 3.0 percent in the first nine months of 2014 and 2013, respectively. The average liabilities of the deferred annuity block were $3.9 billion and $4.2 billion in the first nine months of 2014 and 2013, respectively.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $47.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

million and $39.7 million in the third quarters of 2014 and 2013, respectively, and was $140.7 million and $139.9 million in the first nine months of 2014 and 2013, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $98.8 million in the third quarter of 2014, up 5.7 percent from 2013, and were $294.4 million in the first nine months of 2014, up 6.1 percent from 2013. Expenses in the 2014 periods included approximately $2 million and $6 million in the three and nine months ended September 30, 2014, respectively, of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Commission expense and agent manager benefits	$14.2	$14.4	$42.3	$45.7
Other operating expenses	84.6	79.1	252.1	231.8
Total	$98.8	$93.5	$294.4	$277.5

Gain on reinsurance transaction in the third quarter of 2014 resulted from the recapture of life insurance business written by Bankers Life that was reinsured by Wilton Re.

Net realized investment gains fluctuated each period. During the first nine months of 2014, we recognized $6.3 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2013, we recognized $11.9 million of net gains from the sales of investments (primarily fixed maturities) and $1.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $1.1 million in the first nine months of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premium collections:
Supplemental health and other health	$127.7	$123.3	$383.9	$367.1
Medicare supplement	20.3	24.2	63.1	75.8
Life	6.3	6.1	19.2	18.7
Annuity	.9	1.3	2.1	3.6
Total collections	$155.2	$154.9	$468.3	$465.2
Average liabilities for insurance products:
Fixed index annuities	$417.4	$451.1	$425.8	$462.5
Deferred annuities	128.6	143.3	131.4	150.5
SPIAs and supplemental contracts:
Mortality based	240.2	248.2	242.9	249.1
Deposit based	254.1	248.1	252.0	245.3
Separate Accounts	8.1	14.2	9.3	14.9
Health:
Supplemental health	2,428.8	2,237.1	2,369.9	2,224.6
Medicare supplement	34.1	37.7	35.6	39.0
Other health	16.0	12.1	14.7	12.4
Life:
Interest sensitive life	156.5	164.9	160.9	166.2
Non-interest sensitive life	191.2	198.9	192.7	199.6
Total average liabilities for insurance products, net of reinsurance ceded	$3,875.0	$3,755.6	$3,835.2	$3,764.1
Revenues:
Insurance policy income	$154.0	$159.2	$466.3	$465.2
Net investment income:
General account invested assets	64.8	69.1	200.6	207.2
Fixed index products	.3	2.6	4.0	11.0
Trading account income related to reinsurer accounts	—	(.5)	1.4	(3.4)
Change in value of embedded derivatives related to modified coinsurance agreements	—	.5	(1.4)	3.4
Trading account income related to policyholder accounts	.1	1.2	1.4	2.4
Fee revenue and other income	.3	.3	.7	.7
Total revenues	219.5	232.4	673.0	686.5
Expenses:
Insurance policy benefits	124.1	132.6	373.4	379.5
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.6	3.4	11.0	11.1
Cost of options to fund index credits, net of forfeitures	1.3	1.5	4.2	4.8
Market value changes credited to policyholders	.5	4.1	5.5	14.2
Amortization related to operations	14.8	14.4	47.1	47.7
Interest expense on investment borrowings	.4	.5	1.3	1.5
Other operating costs and expenses	47.2	42.9	139.5	124.9
Total benefits and expenses	191.9	199.4	582.0	583.7
Income before gain on reinsurance transaction, net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	27.6	33.0	91.0	102.8
Gain on reinsurance transaction	—	—	3.8	—
Net realized investment gains (losses)	3.7	1.2	34.4	3.8
Amortization related to net realized investment gains (losses)	(.1)	(.1)	(.5)	(.2)
Net realized investment gains (losses), net of related amortization	3.6	1.1	33.9	3.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	.2	(.1)	(.8)	1.5
Amortization related to fair value changes in embedded derivative liabilities	(.2)	.1	.6	(1.2)
Fair value changes in embedded derivative liabilities, net of related amortization	—	—	(.2)	.3
Income before income taxes	$31.2	$34.1	$128.5	$106.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$14.0	$16.2	$42.4	$50.6
Benefit ratio (a)	65.8%	64.3%	63.8%	65.0%
Supplemental health and other:
Insurance policy benefits	$103.1	$99.6	$304.2	$289.7
Benefit ratio (a)	81.9%	81.7%	80.4%	80.4%
Interest-adjusted benefit ratio (b)	56.0%	55.1%	54.6%	54.1%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.5 million and $32.4 million in the three months ended September 30, 2014 and 2013, respectively, and was $97.5 million and $94.8 million in the nine months ended September 30, 2014 and 2013, respectively.

Total premium collections were $155.2 million in the third quarter of 2014, up .2 percent from 2013, and were $468.3 million in the first nine months of 2014, up .7 percent from 2013. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the third quarter of 2014, up 3.2 percent from 2013, and were $3.8 billion in the first nine months of 2014, up 1.9 percent from 2013, reflecting an increase in the health blocks; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $64.8 million in the third quarter of 2014, down 6.2 percent from 2013, and was $200.6 million in the first nine months of 2014, down 3.2 percent from 2013. As a result of the sale of CLIC, investment income decreased by approximately $3 million in the third quarter of 2014, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Prior to the sale of CLIC, such business was ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block are held by CLIC. Prepayment income was not significant in the 2014 and 2013 periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $.3 million and $2.6 million in the third quarters of 2014 and 2013, respectively, and was $4.0 million and $11.0 million in the first nine months of 2014 and 2013, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Trading account income related to reinsurer accounts primarily represents the income on trading securities which were held to act as hedges for embedded derivatives related to a modified coinsurance agreement. Such trading securities were sold in the second quarter of 2014 in conjunction with the recapture of a modified coinsurance agreement.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $7.3 million and $9.0 million in the third quarters of 2014 and 2013, respectively, and were $24.1 million and $27.3 million in the first nine months of 2014 and 2013, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $22.8 million and $22.3 million in the third quarters of 2014 and 2013, respectively, and were $74.2 million and $70.7 million in the first nine months of 2014 and 2013, respectively. In the third quarter of 2014, the insurance margin on supplemental health products was reduced by $2.5 million related to one-time catch-up premium refunds due to the use of a new process to identify changes in the status of insureds in a more timely manner. After adjusting for this item, the interest-adjusted benefit ratio for the supplemental health block was 54.9 percent in the third quarter of 2014, reflecting elevated cancer claims reported in the quarter. The benefit ratios on this business can be impacted by changes in the extent to which policyholders convert their current policies to policies with additional benefits, as well as persistency in certain blocks. We currently expect that this interest-adjusted benefit ratio will be in the 54 percent range in the fourth quarter of 2014.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.6 million and $3.4 million in the third quarters of 2014 and 2013, respectively, and were $11.0 million and $11.1 million in the first nine months of 2014 and 2013, respectively.

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

Other operating costs and expenses were $47.2 million and $42.9 million in the third quarters of 2014 and 2013, respectively, and were $139.5 million and $124.9 million in the first nine months of 2014 and 2013, respectively. Other operating costs and expenses include commission expense of $16.0 million and $15.3 million in the third quarters of 2014 and 2013, respectively, and $48.1 million and $47.3 million in the first nine months of 2014 and 2013, respectively. Expenses in the three and nine months ended September 30, 2014 included approximately $2 million and $6 million, respectively, of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC.

Gain on reinsurance transaction of $3.8 million related to the recapture of a modified coinsurance agreement in the second quarter of 2014.

Net realized investment gains fluctuate each period. During the first nine months of 2014, we recognized $36.3 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2013, we recognized $4.4 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.5 million and $.2 million in the first nine months of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premium collections:
Life	$61.1	$57.6	$181.2	$170.1
Supplemental health	.8	1.0	2.6	3.1
Total collections	$61.9	$58.6	$183.8	$173.2
Average liabilities for insurance products:
SPIAs - mortality based	$68.3	$73.5	$68.8	$74.2
Health:
Medicare supplement	8.1	9.1	8.4	9.3
Other health	4.5	4.7	4.5	4.8
Life:
Interest sensitive	17.1	17.4	17.1	17.6
Non-interest sensitive	651.1	631.7	647.9	626.6
Total average liabilities for insurance products, net of reinsurance ceded	$749.1	$736.4	$746.7	$732.5
Revenues:
Insurance policy income	$61.7	$58.1	$183.9	$173.0
Net investment income on general account invested assets	10.3	10.2	31.5	30.0
Fee revenue and other income	.2	.2	.7	.6
Total revenues	72.2	68.5	216.1	203.6
Expenses:
Insurance policy benefits	40.9	39.6	128.5	123.5
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.5	.5
Amortization related to operations	3.7	3.7	11.5	11.1
Other operating costs and expenses	27.0	29.2	77.6	76.9
Total benefits and expenses	71.8	72.7	218.1	212.0
Income (loss) before net realized investment gains (losses) and income taxes	.4	(4.2)	(2.0)	(8.4)
Net realized investment gains (losses)	.6	(.1)	1.0	—
Income (loss) before income taxes	$1.0	$(4.3)	$(1.0)	$(8.4)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. In the three months ended September 30, 2014, the Colonial Penn segment benefited from: (i) earnings growth from the in-force block; (ii) favorable policy benefits; and (iii) a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. Based on our current forecast, we expect this segment to report approximately break-even results for 2014 (before net realized investment gains (losses) and income taxes).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $61.9 million in the third quarter of 2014, up 5.6 percent from 2013, and were $183.8 million in the first nine months of 2014, up 6.1 percent from 2013. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets was $10.3 million in the third quarter of 2014, up 1.0 percent from 2013, and was $31.5 million in the first nine months of 2014, up 5.0 percent from 2013. The increase in net investment income is primarily due to the higher general account invested assets as a result of the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses totaled $18.3 million and $19.4 million, in the third quarters of 2014 and 2013, respectively and $54.8 million and $54.2 million, in the first nine months of 2014 and 2013, respectively. Marketing expenses in the 2014 periods reflect a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. Although the effectiveness of our sales and marketing expenditures have improved, we continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains fluctuated each period. During the first nine months of 2014, we recognized $1.0 million of net gains from the sales of investments (primarily fixed maturities). During the first nine months of 2013, we recognized $.2 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Corporate operations:
Interest expense on corporate debt	$(10.9)	$(11.7)	$(33.1)	$(39.9)
Net investment income (loss):
General investment portfolio	2.2	1.2	5.7	3.8
Other special-purpose portfolios:
COLI	(5.0)	5.4	(.9)	10.1
Investments held in a rabbi trust	(.3)	.4	.1	.8
Investments in certain hedge funds	(.4)	1.4	(1.1)	1.4
Other trading account activities	2.5	2.6	7.9	9.5
Fee revenue and other income	1.9	1.7	4.6	4.9
Interest expense on investment borrowings	—	—	—	(.1)
Other operating costs and expenses	(10.0)	(3.3)	(46.9)	(15.6)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to VIEs, loss on extinguishment or modification of debt and income taxes	(20.0)	(2.3)	(63.7)	(25.1)
Net realized investment gains (losses)	(1.1)	(1.2)	(2.7)	(1.0)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(2.6)	(2.8)	(8.8)	(7.6)
Net revenue pursuant to transition and support services agreements	1.3	—	1.3	—
Loss on extinguishment or modification of debt	—	—	(.6)	(65.4)
Loss before income taxes	$(22.4)	$(6.3)	$(74.5)	$(99.1)

Interest expense on corporate debt has been primarily impacted by: (i) repayments of the Senior Secured Credit Agreement; (ii) the amendment to our Senior Secured Credit Agreement in May 2013 which reduced the interest rate payable; and (iii) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Debentures. Our average corporate debt outstanding was $845.4 million and $945.2 million in the first nine months of 2014 and 2013, respectively. The average interest rate on our debt was 4.5 percent and 4.9 percent in the first nine months of 2014 and 2013, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Other operating costs and expenses increased (decreased) by nil and $(9.8) million in the third quarters of 2014 and 2013, respectively, and $11.8 million and $(15.9) million in the first nine months of 2014 and 2013, respectively, due to the impact of changes in interest rates on the values of liabilities for our agent deferred compensation plan and certain retirement benefits. In addition, such amounts in the first three months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment gains (losses) often fluctuate each period. During the first nine months of 2014, net realized investment losses in this segment included $8.1 million of net gains from the sales of investments (of which $2.2 million were losses recognized by VIEs) and $10.8 million of writedowns of investments (none of which were recognized by VIEs) related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.  During the first nine months of 2013, we recognized $.1 million of net gains from the sales of investments (of which $.3 million were net losses recognized by VIEs) and $1.1 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value recognized through net income.

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

Net revenue pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreements subsequent to the sale of CLIC.

Loss on extinguishment or modification of debt in the first nine months of 2014 of $.6 million resulted from: (i) expenses related to the amendment of the Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million. The loss on the extinguishment of debt in the first nine months of 2013 of $65.4 million resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement in May 2013 and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
Premium collections:
Long-term care (all renewal)	$5.7	$18.1

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$467.3	$467.8

Revenues:
Insurance policy income	$5.9	$18.2
Net investment income on general account invested assets	8.0	24.8
Total revenues	13.9	43.0
Expenses:
Insurance policy benefits	13.5	44.4
Other operating costs and expenses:
Related to long-term care block reinsured effective December 31, 2013	1.4	4.5
Overhead expense of CLIC expected to continue after the completion of the sale	4.7	14.3
Total benefits and expenses	19.6	63.2
Loss before income taxes	$(5.7)	$(20.2)

The Other CNO Business segment no longer exists effective January 1, 2014. The Other CNO Business segment reflects the long-term care business that was ceded to BRe effective December 31, 2013, as further described in the note to the consolidated financial statements entitled "Reinsurance". This segment also included the overhead expense of CLIC that is expected to continue after the completion of the CLIC sale. Beginning on January 1, 2014 the overhead of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC prior to being sold (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premium collections:
Annuities	$—	$.1	$.2	$.3
Life	—	35.1	71.0	110.1
Total collections	$—	$35.2	$71.2	$110.4
Average liabilities for insurance products:
Fixed index annuities	$—	$.8	$—	$.5
Deferred annuities	—	147.3	—	149.4
SPIAs and supplemental contracts:
Mortality based	—	38.8	—	39.5
Deposit based	—	105.1	—	108.7
Health:
Supplemental health	—	145.0	—	149.2
Medicare supplement	—	2.1	—	2.3
Other health	—	6.7	—	6.7
Life:
Interest sensitive	—	2,305.8	—	2,331.2
Non-interest sensitive	—	429.2	—	434.1
Total average liabilities for insurance products, net of reinsurance ceded	$—	$3,180.8	$—	$3,221.6
Revenues:
Insurance policy income	$—	$55.5	$106.0	$167.7
Net investment income:
General account invested assets	—	52.0	100.7	158.1
Fixed index products	—	1.3	1.3	4.3
Total revenues	—	108.8	208.0	330.1
Expenses:
Insurance policy benefits	—	60.7	115.8	182.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	—	22.5	43.2	68.5
Cost of options to fund index credits, net of forfeitures	—	.4	.8	1.1
Market value changes credited to policyholders	—	1.3	.9	4.4
Amortization related to operations	—	2.0	4.3	6.9
Interest expense on investment borrowings	—	4.8	9.1	14.4
Other operating costs and expenses	—	10.2	13.3	33.2
Total benefits and expenses	—	101.9	187.4	311.1
Income before net realized investment gains, loss on sale of CLIC and income taxes	—	6.9	20.6	19.0
Net realized investment gains	—	1.6	2.8	5.3
Earnings of CLIC prior to being sold	—	8.5	23.4	24.3
Loss on sale of CLIC	6.0	—	(272.6)	—
Income (loss) before income taxes	$6.0	$8.5	$(249.2)	$24.3

The information summarized above represents the pre-tax earnings related to the operations of CLIC prior to being sold as well as the loss on the sale of CLIC. Operating expenses exclude overhead expense that is expected to continue after the sale of CLIC. Refer to the note to the consolidated financial statements entitled "Agreement to Sell Subsidiary" for additional information.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and nine months ended September 30, 2014 and 2013:

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Business segments - total (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$541.5	$537.9	$1,618.0	$1,612.5
Net investment income and other	305.7	320.9	933.5	983.6
Total revenues	847.2	858.8	2,551.5	2,596.1
Benefits and expenses:
Insurance policy benefits	507.3	557.9	1,582.7	1,710.8
Amortization	58.8	50.3	179.0	176.5
Other expenses	90.3	89.4	260.2	260.0
Total benefits and expenses	656.4	697.6	2,021.9	2,147.3
EBIT from In-Force Business	$190.8	$161.2	$529.6	$448.8

EBIT from New Business
Revenues:
Insurance policy income	$90.6	$92.7	$273.0	$288.4
Net investment income and other	8.5	11.9	26.7	30.3
Total revenues	99.1	104.6	299.7	318.7
Benefits and expenses:
Insurance policy benefits	58.2	64.3	178.2	199.1
Amortization	6.8	7.5	20.3	22.2
Other expenses	85.1	84.6	258.4	244.5
Total benefits and expenses	150.1	156.4	456.9	465.8
EBIT from New Business	$(51.0)	$(51.8)	$(157.2)	$(147.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$632.1	$630.6	$1,891.0	$1,900.9
Net investment income and other	314.2	332.8	960.2	1,013.9
Total revenues	946.3	963.4	2,851.2	2,914.8
Benefits and expenses:
Insurance policy benefits	565.5	622.2	1,760.9	1,909.9
Amortization	65.6	57.8	199.3	198.7
Other expenses	175.4	174.0	518.6	504.5
Total benefits and expenses	806.5	854.0	2,478.8	2,613.1
EBIT from In-Force and New Business	$139.8	$109.4	$372.4	$301.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$355.8	$341.8	$1,056.2	$1,037.0
Net investment income and other	229.7	229.3	694.6	706.9
Total revenues	585.5	571.1	1,750.8	1,743.9
Benefits and expenses:
Insurance policy benefits	351.1	376.3	1,101.9	1,172.5
Amortization	41.6	33.2	124.1	120.6
Other expenses	47.0	42.7	132.3	126.2
Total benefits and expenses	439.7	452.2	1,358.3	1,419.3
EBIT from In-Force Business	$145.8	$118.9	$392.5	$324.6

EBIT from New Business
Revenues:
Insurance policy income	$60.6	$65.6	$184.6	$207.5
Net investment income and other	8.5	11.9	26.7	30.3
Total revenues	69.1	77.5	211.3	237.8
Benefits and expenses:
Insurance policy benefits	43.8	51.0	135.9	159.4
Amortization	5.5	6.5	16.6	19.3
Other expenses	53.8	52.6	167.9	156.2
Total benefits and expenses	103.1	110.1	320.4	334.9
EBIT from New Business	$(34.0)	$(32.6)	$(109.1)	$(97.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$416.4	$407.4	$1,240.8	$1,244.5
Net investment income and other	238.2	241.2	721.3	737.2
Total revenues	654.6	648.6	1,962.1	1,981.7
Benefits and expenses:
Insurance policy benefits	394.9	427.3	1,237.8	1,331.9
Amortization	47.1	39.7	140.7	139.9
Other expenses	100.8	95.3	300.2	282.4
Total benefits and expenses	542.8	562.3	1,678.7	1,754.2
EBIT from In-Force and New Business	$111.8	$86.3	$283.4	$227.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$135.5	$143.3	$412.1	$418.3
Net investment income and other	65.5	73.2	206.7	221.3
Total revenues	201.0	216.5	618.8	639.6
Benefits and expenses:
Insurance policy benefits	121.7	134.8	371.4	389.5
Amortization	13.6	13.5	43.7	45.1
Other expenses	35.6	33.1	104.9	94.7
Total benefits and expenses	170.9	181.4	520.0	529.3
EBIT from In-Force Business	$30.1	$35.1	$98.8	$110.3

EBIT from New Business
Revenues:
Insurance policy income	$18.5	$15.9	$54.2	$46.9
Net investment income and other	—	—	—	—
Total revenues	18.5	15.9	54.2	46.9
Benefits and expenses:
Insurance policy benefits	7.8	6.8	22.7	20.1
Amortization	1.2	.9	3.4	2.6
Other expenses	12.0	10.3	35.9	31.7
Total benefits and expenses	21.0	18.0	62.0	54.4
EBIT from New Business	$(2.5)	$(2.1)	$(7.8)	$(7.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$154.0	$159.2	$466.3	$465.2
Net investment income and other	65.5	73.2	206.7	221.3
Total revenues	219.5	232.4	673.0	686.5
Benefits and expenses:
Insurance policy benefits	129.5	141.6	394.1	409.6
Amortization	14.8	14.4	47.1	47.7
Other expenses	47.6	43.4	140.8	126.4
Total benefits and expenses	191.9	199.4	582.0	583.7
EBIT from In-Force and New Business	$27.6	$33.0	$91.0	$102.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$50.2	$46.9	$149.7	$139.0
Net investment income and other	10.5	10.4	32.2	30.6
Total revenues	60.7	57.3	181.9	169.6
Benefits and expenses:
Insurance policy benefits	34.5	33.3	109.4	104.4
Amortization	3.6	3.6	11.2	10.8
Other expenses	7.7	7.5	23.0	20.3
Total benefits and expenses	45.8	44.4	143.6	135.5
EBIT from In-Force Business	$14.9	$12.9	$38.3	$34.1

EBIT from New Business
Revenues:
Insurance policy income	$11.5	$11.2	$34.2	$34.0
Net investment income and other	—	—	—	—
Total revenues	11.5	11.2	34.2	34.0
Benefits and expenses:
Insurance policy benefits	6.6	6.5	19.6	19.6
Amortization	.1	.1	.3	.3
Other expenses	19.3	21.7	54.6	56.6
Total benefits and expenses	26.0	28.3	74.5	76.5
EBIT from New Business	$(14.5)	$(17.1)	$(40.3)	$(42.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$61.7	$58.1	$183.9	$173.0
Net investment income and other	10.5	10.4	32.2	30.6
Total revenues	72.2	68.5	216.1	203.6
Benefits and expenses:
Insurance policy benefits	41.1	39.8	129.0	124.0
Amortization	3.7	3.7	11.5	11.1
Other expenses	27.0	29.2	77.6	76.9
Total benefits and expenses	71.8	72.7	218.1	212.0
EBIT from In-Force and New Business	$.4	$(4.2)	$(2.0)	$(8.4)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other CNO Business (dollars in millions)

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$5.9	$18.2
Net investment income and other	8.0	24.8
Total revenues	13.9	43.0
Benefits and expenses:
Insurance policy benefits	13.5	44.4
Other expenses	6.1	18.8
Total benefits and expenses	19.6	63.2
EBIT from In-Force Business	$(5.7)	$(20.2)

_________________________

(a)	All activity in the Other CNO Business segment relates to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our business segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in the 2014 periods primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects new sales.

The EBIT from in-force business in the Washington National segment was lower in the 2014 periods due to the run-off of the Medicare supplement business in this segment and additional overhead expenses that were previously allocated to the Other CNO Business segment.

The EBIT from in-force business in the Colonial Penn segment in the 2014 periods reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment in the 2014 periods reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch Ratings ("Fitch") and Moody's are "B++", "BBB+", "BBB" and "Baa2", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$152.2	$143.3	$466.1	$413.3
Other fixed rate (first-year)	27.3	45.3	100.9	121.0
Other fixed rate (renewal)	2.0	1.6	5.8	5.2
Subtotal - other fixed rate annuities	29.3	46.9	106.7	126.2
Total annuities	181.5	190.2	572.8	539.5
Health:
Medicare supplement (first-year)	21.9	22.3	65.4	67.7
Medicare supplement (renewal)	162.6	159.7	476.3	475.6
Subtotal - Medicare supplement	184.5	182.0	541.7	543.3
Long-term care (first-year)	4.0	5.1	12.6	16.2
Long-term care (renewal)	120.0	126.0	361.3	383.5
Subtotal - long-term care	124.0	131.1	373.9	399.7
PDP (first year)	—	—	—	.1
PDP (renewal)	—	(2.5)	6.8	18.1
Subtotal – PDP	—	(2.5)	6.8	18.2
Supplemental health (first-year)	1.7	2.3	5.8	5.9
Supplemental health (renewal)	2.4	.5	5.9	.7
Subtotal – supplemental health	4.1	2.8	11.7	6.6
Other health (first-year)	.2	.3	.6	1.0
Other health (renewal)	1.8	2.2	5.5	6.8
Subtotal - other health	2.0	2.5	6.1	7.8
Total health	314.6	315.9	940.2	975.6
Life insurance:
First-year	40.9	41.7	118.3	125.1
Renewal	73.0	52.5	191.1	149.7
Total life insurance	113.9	94.2	309.4	274.8
Collections on insurance products:
Total first-year premium collections on insurance products	248.2	260.3	769.7	750.3
Total renewal premium collections on insurance products	361.8	340.0	1,052.7	1,039.6
Total collections on insurance products	$610.0	$600.3	$1,822.4	$1,789.9

Total first-year premium collections decreased 4.6 percent, to $248.2 million, in the third quarter of 2014, and increased 2.6 percent, to $769.7 million, in the first nine months of 2014, as compared to the same periods in 2013. The primary driver of the decrease in the third quarter of 2014 relates to challenges in recruiting that led to a 6 percent decrease in the average agent count.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections increased 1.6 percent, to $610.0 million, in the third quarter of 2014, and increased 1.8 percent, to $1,822.4 million, in the first nine months of 2014, as compared to the same periods in 2013. Life insurance premiums have increased primarily due to increased sales in recent years and Medicare supplement premiums reflect lower levels of lapsation. These increases are being partially offset by a decline in long-term care premiums, reflecting the run-off of this business and short-term care sales, which have lower premiums per policy.

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment decreased 4.6 percent, to $181.5 million, in the third quarter of 2014, and increased 6.2 percent, to $572.8 million, in the first nine months of 2014, as compared to the same periods in 2013. Premium collections from our fixed index products were favorably impacted in the 2014 periods by the general stock market performance which made these products attractive to certain customers.

Health products include Medicare supplement, PDP contracts, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 1.4 percent, to $184.5 million, in the third quarter of 2014, and decreased .3 percent, to $541.7 million, in the first nine months of 2014, as compared to the same periods in 2013. In recent periods, we have experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 5.4 percent, to $124.0 million, in the third quarter of 2014, and 6.5 percent, to $373.9 million, in the first nine months of 2014, as compared to the same periods in 2013, reflecting lower sales of these policies in recent periods and lower renewal premiums.

Premiums collected on PDP business related to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Reinsurance". The premiums collected in the first nine months of 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement. The reduction to premium collections in the third quarter of 2013 represents a return of premiums to Coventry for risk share adjustments paid prior to the termination of the agreement.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 21 percent, to $113.9 million, in the third quarter of 2014, and 13 percent, to $309.4 million, in the first nine months of 2014, as compared to the same periods in 2013 due to growth in the size of the block.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$.1	$.1	$.2	$.4
Fixed index (renewal)	.7	1.0	1.5	2.9
Subtotal - fixed index annuities	.8	1.1	1.7	3.3
Other fixed rate (renewal)	.1	.2	.4	.3
Total annuities	.9	1.3	2.1	3.6
Health:
Medicare supplement (first-year)	—	—	—	.2
Medicare supplement (renewal)	20.3	24.2	63.1	75.6
Subtotal - Medicare supplement	20.3	24.2	63.1	75.8
Supplemental health (first-year)	18.5	16.1	53.7	48.0
Supplemental health (renewal)	108.6	106.6	328.4	316.9
Subtotal – supplemental health	127.1	122.7	382.1	364.9
Other health (first-year)	—	.1	.1	.1
Other health (renewal)	.6	.5	1.7	2.1
Subtotal - other health	.6	.6	1.8	2.2
Total health	148.0	147.5	447.0	442.9
Life insurance:
First-year	.9	1.0	3.5	3.3
Renewal	5.4	5.1	15.7	15.4
Total life insurance	6.3	6.1	19.2	18.7
Collections on insurance products:
Total first-year premium collections on insurance products	19.5	17.3	57.5	52.0
Total renewal premium collections on insurance products	135.7	137.6	410.8	413.2
Total collections on insurance products	$155.2	$154.9	$468.3	$465.2

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

Collected premiums on Medicare supplement policies in the Washington National segment decreased 16 percent, to $20.3 million, in the third quarter of 2014, and 17 percent, to $63.1 million, in the first nine months of 2014, as compared to the same periods in 2013. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.6 percent, to $127.1 million, in the third quarter of 2014, and 4.7 percent, to $382.1 million, in the first nine months of 2014, as compared to the same periods in 2013. Such increase is due to higher new sales in recent periods and an improvement in persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 3.6 percent in the third quarter of 2014, and 4.5 percent in the first nine months of 2014, as compared to the same periods in 2013, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected in this segment in the three and nine months ended September 30, 2014 were slightly higher than the same periods in 2013.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premiums collected by product:
Life insurance:
First-year	$11.6	$11.4	$34.2	$34.2
Renewal	49.5	46.2	147.0	135.9
Total life insurance	61.1	57.6	181.2	170.1
Health (all renewal):
Medicare supplement	.8	.9	2.4	2.8
Other health	—	.1	.2	.3
Total health	.8	1.0	2.6	3.1
Collections on insurance products:
Total first-year premium collections on insurance products	11.6	11.4	34.2	34.2
Total renewal premium collections on insurance products	50.3	47.2	149.6	139.0
Total collections on insurance products	$61.9	$58.6	$183.8	$173.2

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.1 percent, to $61.1 million, in the third quarter of 2014, and 6.5 percent, to $181.2 million, in the first nine months of 2014, as compared to the same periods in 2013. Graded benefit life products sold through our direct response marketing channel accounted for $60.5 million and $57.0 million of our total collected premiums in the third quarters of 2014 and 2013, respectively, and $179.5 million and $168.2 million in the first nine months of 2014 and 2013, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Premiums collected by product:
Health:
Long-term care (all renewal)	$—	$5.7	$—	$18.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Other CNO Business segment reflects the long-term care premiums collected prior to the reinsurance agreement with BRe effective December 31, 2013. Refer to the note to the consolidated financial statements entitled "Reinsurance" for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2014 and December 31, 2013 was as follows (dollars in millions):

	September 30, 2014	December 31, 2013
Total capital:
Corporate notes payable	$814.0	$856.4
Shareholders’ equity:
Common stock	2.1	2.2
Additional paid-in capital	3,803.7	4,092.8
Accumulated other comprehensive income	859.3	731.8
Retained earnings	56.9	128.4
Total shareholders’ equity	4,722.0	4,955.2
Total capital	$5,536.0	$5,811.6

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2014 and as of and for the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Book value per common share	$22.74	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	18.60	19.17
Ratio of earnings to fixed charges	1.45X	1.87X
Debt to total capital ratios:
Corporate debt to total capital	14.7%	14.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	17.4%	16.9%
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

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of September 30, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at September 30, 2014, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2014
$50.0	October 2015	Variable rate – 0.504%
100.0	June 2016	Variable rate – 0.595%
75.0	June 2016	Variable rate – 0.393%
100.0	October 2016	Variable rate – 0.412%
50.0	November 2016	Variable rate – 0.504%
50.0	November 2016	Variable rate – 0.624%
57.7	June 2017	Variable rate – 0.586%
50.0	August 2017	Variable rate – 0.434%
75.0	August 2017	Variable rate – 0.385%
100.0	October 2017	Variable rate – 0.666%
50.0	November 2017	Variable rate – 0.745%
50.0	January 2018	Variable rate – 0.584%
50.0	January 2018	Variable rate – 0.573%
50.0	February 2018	Variable rate – 0.547%
50.0	February 2018	Variable rate – 0.321%
22.0	February 2018	Variable rate – 0.568%
100.0	May 2018	Variable rate – 0.602%
50.0	July 2018	Variable rate – 0.705%
50.0	August 2018	Variable rate – 0.354%
50.0	January 2019	Variable rate – 0.653%
50.0	February 2019	Variable rate – 0.321%
100.0	March 2019	Variable rate – 0.634%
21.8	July 2019	Variable rate – 0.644%
21.8	June 2020	Fixed rate – 1.960%
28.3	August 2021	Fixed rate – 2.550%
26.9	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,499.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our estimated consolidated statutory RBC ratio of 425 percent at September 30, 2014, reflects consolidated statutory operating earnings of $285.0 million and net dividends to the holding company of $174.0 million during the first nine months of 2014. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. We currently expect our consolidated RBC ratio to be in the 415 percent range at December 31, 2014.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P, Fitch and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On August 14, 2014, A.M. Best affirmed the financial strength ratings of "B++" of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. A "positive" designation indicates a company's financial/market trends are favorable, relative to its current rating level and, if continued, the company has a good possibility of having its rating upgraded. The "B++" rating is assigned to companies that have a good ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are four ratings above the "B++" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On July 2, 2014, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BBB+" from "BBB" and the outlook for these ratings is stable. On July 24, 2013, S&P upgraded the financial strength ratings of our primary insurance subsidiaries (except CLIC) to "BBB" from "BBB-". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On May 5, 2014, Fitch affirmed the financial strength ratings of "BBB" of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are eight ratings above the "BBB" rating of our primary insurance subsidiaries and ten ratings that are below that rating.

On March 27, 2014, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries to "Baa2" from "Baa3" and the outlook for these ratings is positive. A "positive" designation indicates a higher likelihood of a rating change over the medium term.  Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are eight ratings above the "Baa2" rating of our primary insurance subsidiaries and twelve ratings that are below the rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2014, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $143.4 million; (ii) fixed income investments of $136.3 million; and (iii) equity securities and other invested assets totaling $152.5 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:
The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2014, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $227.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and may seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was estimated at 425 percent at September 30, 2014.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 365 percent at September 30, 2014.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2014, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of CLTX:
Bankers Life	$389.7	(a)
Colonial Penn	(276.8)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $95.0 million to CLTX in the first nine months of 2014.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made $53.0 million of capital contributions to its insurance subsidiaries in the first nine months of 2014.

In the first nine months of 2014, we repurchased 14.1 million shares of common stock for $244.1 million under our securities repurchase program. In addition, in September 2014, we repurchased all outstanding warrants which could have been exercised to purchase shares of our common stock for $57.4 million pursuant to our securities repurchase program. The Company had remaining repurchase authority of $95.9 million as of September 30, 2014. We currently anticipate repurchasing securities in the range of $350 million to $400 million during 2014, absent compelling alternatives. The amount and timing of the securities repurchases will be based on business and market conditions and other factors.

In the first nine months of 2014, we paid dividends on common stock of $39.0 million ($0.18 per common share). In March 2014, we increased our quarterly common stock dividend to $0.06 per share from $0.03 per share.

In the first nine months of 2014, we made $39.6 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

On May 30, 2014, the Company completed an amendment to the Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million to be received from the sale of CLIC be used to prepay amounts outstanding under the Senior Secured Credit Agreement. In the second quarter of 2014, we recognized expenses related to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.6 percent at September 30, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (or, if less, the number of full fiscal quarters commencing after the effective date of the Senior Secured Credit Agreement) (such ratio was 16.62 to 1.00 for the four quarters ended September 30, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 425 percent at September 30, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at September 30, 2014, was $1,806 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through September 30, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $172 million as of September 30, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million and recognized a loss on the extinguishment of debt of $.2 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations are as follows at September 30, 2014 (dollars in millions):

Year ending September 30,	Principal
2015	$79.2
2016	79.2
2017	4.3
2018	379.2
2019	—
2020	275.0
$816.9

On August 14, 2014, A.M. Best upgraded our issuer credit and senior secured debt ratings to "bb+" from "bb" and the outlook for these ratings is positive. A "positive" designation indicates a possible rating upgrade over an intermediate term due to favorable financial/market trends relative to the current rating level. In A.M. Best's view, a company rated "bb+" has speculative credit characteristics generally due to a moderate margin of principal and interest payment protection and vulnerability to economic changes. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are ten ratings above CNO's "bb+" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2014, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,186.3	$1,557.2	$(23.0)	$12,720.5
United States Treasury securities and obligations of United States government corporations and agencies	137.5	14.3	(.3)	151.5
States and political subdivisions	1,956.7	232.1	(4.0)	2,184.8
Debt securities issued by foreign governments	1.8	—	—	1.8
Asset-backed securities	715.3	46.2	(.9)	760.6
Collateralized debt obligations	312.1	3.6	(.7)	315.0
Commercial mortgage-backed securities	1,209.4	78.7	(.6)	1,287.5
Mortgage pass-through securities	7.7	.4	—	8.1
Collateralized mortgage obligations	588.1	22.3	(.9)	609.5
Total investment grade fixed maturities, available for sale	16,114.9	1,954.8	(30.4)	18,039.3
Below-investment grade (a):
Corporate securities	1,191.7	36.1	(21.1)	1,206.7
States and political subdivisions	20.7	—	(1.2)	19.5
Asset-backed securities	513.1	37.5	(2.2)	548.4
Collateralized debt obligations	11.6	.3	—	11.9
Commercial mortgage-backed securities	.9	—	—	.9
Collateralized mortgage obligations	717.1	67.2	(.5)	783.8
Total below-investment grade fixed maturities, available for sale	2,455.1	141.1	(25.0)	2,571.2
Total fixed maturities, available for sale	$18,570.0	$2,095.9	$(55.4)	$20,610.5
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2014 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$8,980.0	$10,030.1	48.7%
2	8,312.5	9,284.6	45.0
3	897.4	916.4	4.5
4	353.2	352.1	1.7
5	26.9	27.0	.1
6	—	.3	—
	$18,570.0	$20,610.5	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,204.3	10.7%	$5.2	9.4%
Energy/pipelines	2,129.5	10.3	11.9	21.5
Utilities	1,718.1	8.3	.2	.4
Insurance	1,419.0	6.9	1.0	1.8
Collateralized mortgage obligations	1,393.3	6.8	1.4	2.4
Asset-backed securities	1,309.0	6.3	3.1	5.7
Commercial mortgage-backed securities	1,288.4	6.2	.6	1.0
Healthcare/pharmaceuticals	1,117.3	5.4	4.6	8.3
Food/beverage	920.7	4.5	4.2	7.6
Cable/media	842.8	4.1	4.5	8.1
Real estate/REITs	723.8	3.5	.2	.3
Banks	676.6	3.3	.1	.2
Capital goods	591.4	2.9	.7	1.3
Aerospace/defense	396.1	1.9	.3	.4
Transportation	392.8	1.9	.1	.2
Chemicals	372.3	1.8	1.8	3.2
Telecom	367.8	1.8	.9	1.6
Collateralized debt obligations	326.9	1.6	.7	1.3
Building materials	312.0	1.5	4.0	7.3
Metals and mining	289.7	1.4	.7	1.3
Paper	265.1	1.3	.4	.8
Brokerage	241.0	1.2	.3	.6
Technology	219.0	1.1	.4	.8
Business services	212.8	1.0	5.6	10.1
Other	880.8	4.3	2.5	4.4
Total fixed maturities, available for sale	$20,610.5	100.0%	$55.4	100.0%

Below-Investment Grade Securities

At September 30, 2014, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,455.1 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,571.2 million, or 105 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$8.3	$12.9	$54.7	$40.3
Gross realized losses on sale	(2.6)	(6.4)	(11.1)	(9.8)
Impairments:
Total other-than-temporary impairment losses	—	(1.6)	—	(1.6)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	(1.6)	—	(1.6)
Net realized investment gains from fixed maturities	5.7	4.9	43.6	28.9
Equity securities	1.9	—	9.8	—
Commercial mortgage loans	(1.2)	(1.7)	(.1)	(1.0)
Impairments of mortgage loans and other investments	(2.8)	(1.3)	(14.7)	(1.9)
Other	.4	(2.0)	1.2	(7.6)
Net realized investment gains (losses)	$4.0	$(.1)	$39.8	$18.4

During the first nine months of 2014, we recognized net realized investment gains of $39.8 million, which were comprised of $48.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $1.7 billion, the increase in fair value of certain fixed maturity investments with embedded derivatives of $6.1 million and $14.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At September 30, 2014, fixed maturity securities in default or considered nonperforming had an aggregate amortized cost and a carrying value of nil and $.3 million, respectively.

During the first nine months of 2014, the $11.1 million of realized losses on sales of $213.1 million of fixed maturity securities, available for sale, included:  (i) $.7 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $10.4 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.2	$3.2
Due after one year through five years	104.1	103.3
Due after five years through ten years	466.2	452.9
Due after ten years	834.9	799.4
Subtotal	1,408.4	1,358.8
Structured securities	463.7	457.9
Total	$1,872.1	$1,816.7

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2014 (dollars in millions):

	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	$4.4	$(.9)	$3.5
Greater than 12 months	19.5	(4.5)	15.0
	$23.9	$(5.4)	$18.5

The investments summarized above were issued by one company.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2014 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy/pipelines	$—	$7.9	$.7	$3.3	$11.9
Business services	—	—	5.5	.1	5.6
States and political subdivisions	3.0	1.0	1.2	—	5.2
Healthcare/pharmaceuticals	—	4.4	.1	.1	4.6
Cable/media	—	3.3	.9	.3	4.5
Food/beverage	.6	.7	1.9	1.0	4.2
Building materials	—	—	3.7	.3	4.0
Asset-backed securities	.4	.5	.2	2.0	3.1
Chemicals	—	1.6	.1	.1	1.8
Collateralized mortgage obligations	.8	.1	.3	.2	1.4
Insurance	.1	.9	—	—	1.0
Telecom	—	.4	.1	.4	.9
Retail	—	.9	—	—	.9
Capital goods	—	.3	—	.4	.7
Metals and mining	—	.3	.4	—	.7
Collateralized debt obligations	.7	—	—	—	.7
Commercial mortgage-backed securities	.1	.5	—	—	.6
Paper	—	.1	—	.3	.4
Technology	—	—	.3	.1	.4
Brokerage	—	.2	.1	—	.3
United States Treasury securities and obligations of United States government corporations and agencies	.3	—	—	—	.3
Consumer products	—	—	.3	—	.3
Aerospace/defense	—	—	.2	.1	.3
Utilities	—	.2	—	—	.2
Real estate/REITs	—	.1	—	.1	.2
Banks	—	.1	—	—	.1
Autos	—	.1	—	—	.1
Transportation	—	.1	—	—	.1
Entertainment/hotels	—	—	.1	—	.1
Gaming	—	—	.1	—	.1
Other	—	.7	—	—	.7
Total fixed maturities, available for sale	$6.0	$24.4	$16.2	$8.8	$55.4

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active investment management.  Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$1.0	$—	$18.3	$(.3)	$19.3	$(.3)
States and political subdivisions	66.1	(1.0)	90.6	(4.2)	156.7	(5.2)
Corporate securities	871.1	(20.7)	311.7	(23.4)	1,182.8	(44.1)
Asset-backed securities	116.7	(1.1)	69.5	(2.0)	186.2	(3.1)
Collateralized debt obligations	91.2	(.7)	—	—	91.2	(.7)
Commercial mortgage-backed securities	35.9	(.2)	19.1	(.4)	55.0	(.6)
Mortgage pass-through securities	.9	—	.8	—	1.7	—
Collateralized mortgage obligations	113.6	(1.2)	10.2	(.2)	123.8	(1.4)
Total fixed maturities, available for sale	$1,296.5	$(24.9)	$520.2	$(30.5)	$1,816.7	$(55.4)
Equity securities	$128.3	$(1.0)	$.5	$—	$128.8	$(1.0)

Based on management's current assessment of investments with unrealized losses at September 30, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At September 30, 2014 fixed maturity investments included structured securities with an estimated fair value of $4.3 billion (or 21.0 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2014 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,108.0	$910.8	$935.3
4 percent – 5 percent	754.6	711.8	743.5
5 percent – 6 percent	1,922.7	1,796.8	1,925.6
6 percent – 7 percent	564.7	525.6	577.0
7 percent – 8 percent	94.4	96.2	109.6
8 percent and above	33.2	34.1	34.7
Total structured securities	$4,477.6	$4,075.3	$4,325.7

The amortized cost and estimated fair value of structured securities at September 30, 2014, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$1,026.7	$1,095.6	5.3%
Planned amortization classes, target amortization classes and accretion-directed bonds	240.9	260.7	1.2
Commercial mortgage-backed securities	1,210.3	1,288.4	6.3
Asset-backed securities	45.3	45.1	.2
Collateralized debt obligations	1,228.4	1,309.0	6.4
Other	323.7	326.9	1.6
Total structured securities	$4,075.3	$4,325.7	21.0%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of September 30, 2014 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$711.1	$746.9	$1,630.3
60% to 70%	359.3	365.4	559.3
Greater than 70% to 80%	401.6	408.7	540.2
Greater than 80% to 90%	125.3	130.9	149.3
Greater than 90%	24.5	23.6	27.0
Total	$1,621.8	$1,675.5	$2,906.1
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$12.3	$11.1	$33.2	$31.5
Fee revenue and other income	.4	.3	.6	1.6
Total revenues	12.7	11.4	33.8	33.1
Expenses:
Interest expense	8.6	7.0	21.5	19.2
Other operating expenses	.2	.2	.8	1.1
Total expenses	8.8	7.2	22.3	20.3
Income before net realized investment losses and income taxes	3.9	4.2	11.5	12.8
Net realized investment losses	(.2)	(1.1)	(2.2)	(1.4)
Income before income taxes	$3.7	$3.1	$9.3	$11.4

During the first nine months of 2014, we recognized net realized investment losses on the VIE investments of $2.2 million.  During the first nine months of 2013, we recognized net realized investment losses on the VIE investments of $1.4 million, which were comprised of $.3 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments as a result of our intent to sell such investments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$128.8	9.6%	$2.3	13.2%
Healthcare/pharmaceuticals	128.1	9.5	1.0	5.7
Food/beverage	122.0	9.1	1.3	7.3
Technology	116.4	8.7	1.4	8.1
Autos	86.0	6.4	1.0	6.0
Capital goods	72.7	5.4	.9	5.1
Energy/pipelines	71.1	5.3	1.6	9.5
Entertainment/hotels	66.8	5.0	.9	5.1
Brokerage	58.4	4.3	1.2	6.9
Consumer products	52.4	3.9	.6	3.3
Aerospace/defense	48.3	3.6	.6	3.3
Paper	47.2	3.5	.4	2.5
Utilities	41.2	3.1	.5	2.7
Chemicals	40.1	3.0	.4	2.2
Building materials	39.1	2.9	.7	3.8
Transportation	35.4	2.6	.5	3.0
Gaming	27.7	2.1	.3	2.0
Retail	25.6	1.9	.3	1.6
Metals and mining	25.3	1.9	.2	1.2
Insurance	23.9	1.8	.2	1.1
Real estate/REITs	19.6	1.5	.2	1.4
Telecom	11.9	.9	.3	1.7
Textiles	1.0	—	—	—
Other	54.0	4.0	.6	3.3
Total	$1,343.0	100.0%	$17.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$341.7	$338.0
Due after five years through ten years	867.7	854.0
Total	$1,209.4	$1,192.0

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2014.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes in the first nine months of 2014 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,800,017	$17.23	1,796,876	$229.8
August 1 through August 31	3,187,700	16.93	3,187,700	175.8
September 1 through September 30	1,299,654	17.31	1,299,654	95.9	(b)
Total	6,287,371	17.09	6,284,230	95.9	(b)
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012 and December 2013, the Company's Board of Directors approved, in aggregate, an additional $800.0 million to repurchase the Company's outstanding securities.

(b)
In addition, in September 2014 the Company repurchased all outstanding warrants to purchase an aggregate of 5,118,113 shares of common stock for $57.4 million. The repurchase was part of our previously announced securities repurchase program.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Amendment to Employment Agreement dated as of October 1, 2014 between CNO Financial Group, Inc. and Edward J. Bonach.

10.2	Amendment to Employment Agreement dated as of July 6, 2014 between CNO Financial Group, Inc. and Scott R. Perry.

10.3	Amendment to Employment Agreement dated as of November 1, 2014 between CNO Services, LLC and Christopher J. Nickele.

10.4	Amendment to Employment Agreement dated as of July 1, 2014 between CNO Services, LLC and Matthew J. Zimpfer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 5, 2014

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)