Form 10-K
period 2014-12-31
CNO Financial Group, Inc.
filed 2015-02-20
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number 001-31792
CNO Financial Group, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to purchase Series C Junior Participating Preferred Stock	New York Stock Exchange
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

At June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3.8 billion.

Shares of common stock outstanding as of February 11, 2015:  200,194,506

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2014, we had shareholders' equity of $4.7 billion and assets of $31.2 billion. For the year ended December 31, 2014, we had revenues of $4.1 billion and net income of $51.4 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of Conseco Life Insurance Company ("CLIC") which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Reassurance Company ("Wilton Re"); and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The income we receive from these services agreements will offset certain of our overhead costs. If we are not successful in reducing our overhead costs to the same extent as the reduction in fees to be received from Wilton Re over the period of the agreements, our results of operations will be adversely affected. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates of Texas, Inc. ("PMA", a wholly owned subsidiary) and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National Insurance Company ("Washington National"). This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

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

Growth
•Continue to expand our reach to serve middle-income Americans
•Capitalize on increased opportunities to grow sales
•Continue to increase the productivity and size of our agent force

Further enhance the customer experience
•Continue with initiatives that make it easier for our customers to do business with us

Increase profitability and return on equity
•Maintain our strong capital position
•Maintain favorable financial metrics
•Continue to increase our return on equity

Effectively manage risk and deploy capital
•Further invest in growing our business organically, while seeking strategic acquisitions
•Continue to cost effectively repurchase our common stock
•Maintain a competitive dividend payout ratio

Invest in our business and talent
•Improve our business over the long-term through ongoing financial commitments
•Continue to provide our associates with new assignments and developmental opportunities
•Develop future leaders through our leadership development program

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

In May 2014, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2014 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2014 (as the context implies), unless otherwise indicated.

STRATEGIC TECHNOLOGY PARTNERSHIP

On February 10, 2015, we announced that we have entered into a comprehensive agreement with Cognizant forming a strategic partnership for technology delivery that is expected to accelerate our core IT process improvements and enable more rapid innovation. Under the agreement, Cognizant will, after the transition period, assume CNO’s application development, maintenance, and testing functions as well as select IT infrastructure operations. Cognizant will also take over all CNO operations located in Hyderabad, India.  The partnership will result in the movement of approximately 640 IT positions from CNO to Cognizant, roughly 240 of which are U.S.-based.  The agreement is expected to deliver run-rate expense savings of approximately $10 million annually and to result in a modest charge to earnings of approximately $6 million over the first two quarters of 2015 related to certain one-time transition costs.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections, excluding premium collections related to CLIC prior to being sold, of $3.4 billion, $3.3 billion and $3.2 billion in 2014, 2013 and 2012, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2014 collected premiums: Florida (8.3 percent), Pennsylvania (6.7 percent), California (5.4 percent) and Texas (5.3 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of approximately 4,800 producing agents working from over 300 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2014, this distribution channel accounted for $2.5 billion, or 73 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through distribution arrangements with Humana and United HealthCare, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are primarily sold through our wholly-owned marketing organization, PMA. In addition, Washington National's products are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2014, this distribution channel accounted for $702.7 million, or 20 percent, of our total collected premiums (including $71.2 million related to CLIC prior to being sold).

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2014, this channel accounted for $245.1 million, or 7 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

Total premium collections

	2014	2013	2012
Health:
Bankers Life	$1,275.1	$1,317.8	$1,323.9
Washington National	603.0	596.3	577.0
Colonial Penn	3.4	4.1	4.9
Other CNO Business	—	23.6	25.1
Total health	1,881.5	1,941.8	1,930.9
Annuities:
Bankers Life	782.3	744.1	709.0
Washington National	2.6	4.3	3.5
Total annuities	784.9	748.4	712.5
Life:
Bankers Life	424.9	368.3	314.6
Washington National	25.9	26.5	23.8
Colonial Penn	241.7	227.6	211.9
Total life	692.5	622.4	550.3
Total premium collections from business segments excluding the business of CLIC prior to being sold	3,358.9	3,312.6	3,193.7
Premium collections related to business of CLIC prior to being sold (primarily life products)	71.2	142.3	155.7
Total premium collections	$3,430.1	$3,454.9	$3,349.4

Our collected premiums by product and segment were as follows:

Health

Health premium collections (dollars in millions)

	2014	2013	2012
Medicare supplement:
Bankers Life	$743.3	$745.3	$717.2
Washington National	85.2	101.9	113.9
Colonial Penn	3.2	3.7	4.5
Total	831.7	850.9	835.6
Long-term care:
Bankers Life	500.6	534.0	546.5
Other CNO Business	—	23.6	25.1
Total	500.6	557.6	571.6
Prescription Drug Plan products included in Bankers Life	6.8	18.2	47.8
Supplemental health:
Bankers Life	16.3	9.9	1.9
Washington National	515.4	491.3	459.7
Total	531.7	501.2	461.6
Other:
Bankers Life	8.1	10.4	10.5
Washington National	2.4	3.1	3.4
Colonial Penn	.2	.4	.4
Total	10.7	13.9	14.3
Total health premium collections	$1,881.5	$1,941.8	$1,930.9

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $831.7 million during 2014 or 24 percent of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 61 percent of new sales of Medicare supplement policies in 2014 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in the fourth quarter of 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $500.6 million during 2014, or 15 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

A small portion of our long-term care business was included in the former Other CNO Business segment. This business was sold through independent producers and was largely underwritten by certain of our subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through independent distribution in 2003. In December 2013, we ceded the long-term care business in our former Other CNO Business segment to an unaffiliated reinsurer. We remain primarily liable to the insured policyholders in the event the reinsurer does not meet its contractual obligations (see the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance").

Our long-term care insurance block is not expected to generate significant future profits and has low margins to offset any future deterioration in experience. We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. However, the business currently being sold is underwritten using stricter underwriting and pricing standards and generally has shorter benefit periods than the older long-term care business in Bankers Life.

Prescription Drug Plan and Medicare Advantage. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for the introduction of a prescription drug program under Medicare Part D. Persons eligible for Medicare can receive their Part D coverage through a stand-alone PDP. In order to offer a PDP product to our current and potential future policyholders without investment in management and infrastructure, we entered into a national distribution agreement with Coventry to use our career and independent agents to distribute Coventry's PDP product, Advantra Rx. We receive fees related to the PDP plans sold through our distribution channels. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement. Such agreement had provided CNO with a specified percentage of net premiums and related profits subject to a risk corridor for CNO enrollees. The $6.8 million of premiums collected in 2014 represented adjustments to premiums on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $531.7 million during 2014, or 16 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Premiums collected on supplemental health products in the Bankers Life segment primarily relate to a new critical illness product that was introduced in 2012. This critical illness insurance product pays a lump sum cash benefit directly to the insured when the insured is diagnosed with a specified critical illness. The product is designed to provide additional financial protection associated with treatment and recovery as well as cover non-medical expenses such as: (i) loss of income; (ii) at home recovery or treatment; (iii) experimental and/or alternative medicine; (iv) co-pays, deductibles and out-of-network expenses; and (v) child care and transportation costs.

Other Health Products. Collected premiums on other health products were $10.7 million during 2014. This category includes various other health products such as senior hospital indemnity and disability income products which are sold in small amounts and other products such as major medical health insurance which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2014	2013	2012
Fixed index annuity:
Bankers Life	$646.2	$566.8	$505.0
Washington National	2.0	3.8	2.9
Total fixed index annuity premium collections	648.2	570.6	507.9
Other fixed rate annuity:
Bankers Life	136.1	177.3	204.0
Washington National	.6	.5	.6
Total fixed rate annuity premium collections	136.7	177.8	204.6
Total annuity premium collections from business segments excluding the business of CLIC prior to being sold	784.9	748.4	712.5
Premium collections related to business of CLIC prior to being sold	.2	.3	.3
Total annuity premium collections	$785.1	$748.7	$712.8

During 2014, we collected annuity premiums of $785.1 million, or 23 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Washington National no longer actively sells annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed rate annuity products decreased in 2014 and 2013 as low market interest rates negatively impacted the attractiveness to the consumer of these products.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $648.2 million, or 19 percent, of our total premium collections during 2014. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

Other Fixed Rate Annuities. These products include fixed rate single-premium fixed interest annuities ("SPDAs"), flexible premium fixed interest annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $136.9 million, or 4 percent, of our total premium collections during 2014, of which SPDAs and FPDAs comprised $124.0 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1.0 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. The initial crediting rate is largely a function of:

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

In 2014, a significant portion of our new annuity sales were "bonus interest" products. The initial crediting rate on these products generally specifies a bonus crediting rate of up to 0.5 percent of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2014, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.0 percent.

Withdrawals from fixed interest annuities we are currently selling are generally subject to a surrender charge of 8 percent to 10 percent in the first year, declining to zero over a 5 to 12 year period, depending on issue age and product. Surrender charges are set at levels intended to protect the Company from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

Penalty-free withdrawals from fixed interest annuities of up to 10 percent of either premiums or account value are available in most fixed interest annuities after the first year of the annuity's term.

Some fixed interest annuity products apply a market value adjustment during the surrender charge period. This adjustment is determined by a formula specified in the annuity contract, and may increase or decrease the cash surrender value depending on changes in the amount and direction of market interest rates or credited interest rates at the time of withdrawal. The resulting cash surrender values will be at least equal to the guaranteed minimum values.

SPIAs accounted for $12.9 million of our total premiums collected in 2014. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.7 percent at December 31, 2014.

Life Insurance

Life insurance premium collections (dollars in millions)

	2014	2013	2012
Interest-sensitive life products:
Bankers Life	$169.8	$125.8	$88.1
Washington National	13.0	13.1	9.6
Colonial Penn	.4	.3	.5
Total interest-sensitive life premium collections	183.2	139.2	98.2
Traditional life:
Bankers Life	255.1	242.5	226.5
Washington National	12.9	13.4	14.2
Colonial Penn	241.3	227.3	211.4
Total traditional life premium collections	509.3	483.2	452.1
Total life premium collections from business segments excluding the business of CLIC prior to being sold	692.5	622.4	550.3
Premium collections related to business of CLIC prior to being sold:
Interest-sensitive life	61.3	120.4	130.5
Traditional life	9.7	21.6	24.9
Total premium collections related to business of CLIC prior to being sold	71.0	142.0	155.4
Total life insurance premium collections	$763.5	$764.4	$705.7

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2014, we collected life insurance premiums of $763.5 million, or 22 percent, of our total collected premiums.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $244.5 million, or 7 percent, of our total collected premiums in 2014. These products are marketed by independent producers and career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $519.0 million, or 15 percent, of our total collected premiums in 2014. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time-typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $239.5 million, or 7 percent, of our total collected premiums in 2014. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements, direct response mailings and the internet.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $45.3 million of our total collected premiums in 2014.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $24.8 billion of assets (at fair value) under management at December 31, 2014, of which $24.4 billion were our assets and $.4 billion were assets managed for third parties. Our general account investment strategies are to:

•	provide largely stable investment income from a diversified high quality fixed income portfolio;

•	maximize and maintain a stable spread between our investment income and the yields we pay on insurance products;

•	sustain adequate liquidity levels to meet operating cash requirements, including a margin for potential adverse development;

•	continually monitor and manage the relationship between our investment portfolio and the financial characteristics of our insurance reserves such as durations and cash flows; and

•	maximize total return through active investment management.

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2014, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

We manage the equity-based risk component of our fixed index annuity products by:

•	purchasing options on equity indices with similar payoff characteristics; and

•	adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

The prices of the options we purchase to manage the equity-based risk component of our fixed index annuities vary based on market conditions. All other factors held constant, the prices of the options generally increase with increases in the volatility of the applicable indices, which may either reduce the profitability of the fixed index products or cause us to lower participation rates. Accordingly, volatility of the indices is one factor in the uncertainty regarding the profitability of our fixed index products.

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates. We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of the related insurance liabilities. For example, one management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2014, the estimated duration of our fixed income securities (as modified to reflect prepayments and potential calls) and the estimated duration of our insurance liabilities were both approximately 8.5 years.

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

In the individual health insurance business, companies compete primarily on the bases of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

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

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked ninth in annualized premiums of individual long-term care insurance in 2013 with a market share of approximately 3.0 percent, the top eight writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 87 percent during the period. In addition, while, based on a 2013 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2013 with a market share of 3.5 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period.

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

The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns fluctuates from period to period and will impact the average cost to generate a TV lead.

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

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our sales in the worksite market and sales of our annuity, interest-sensitive life insurance and long-term care products. Financial strength ratings provided by Moody's Investor Services, Inc. ("Moody's"), A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch") and Standard & Poor's Corporation ("S&P") and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The most recent ratings actions are described below.

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

Our life insurance products include policies that are underwritten individually and low face-amount life insurance products that utilize standardized underwriting procedures. After initial processing, insurance underwriters obtain the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either: (i) approves the policy as applied for; (ii) approves the policy with an extra premium charge because of unfavorable factors; or (iii) rejects the application.

We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Graded benefit life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2014, the total balance of our liabilities for insurance products was $22.3 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2014, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 15 percent of gross combined life insurance inforce and reinsurance assumed represented .7 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2014 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Jackson National Life Insurance Company ("Jackson") (a)	$1,692.1	$884.3	A+
Beechwood Re Ltd. ("BRe") (b)	503.5	—	Not rated
Wilton Reassurance Company	346.2	1,516.4	A
RGA Reinsurance Company (c)	146.8	83.9	A+
Swiss Re Life and Health America Inc.	2.9	458.3	A+
Munich American Reassurance Company	2.9	256.0	A+
SCOR Global Life USA Reinsurance Company	1.4	118.6	A
All others (d)	295.3	342.6
	$2,991.1	$3,660.1
________________

(a)
In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.3 billion at December 31, 2014.

(b)	BRe has assumed long-term care business as summarized in the paragraph below.

(c)	RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.

(d)	No other single reinsurer represents more than 3 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

In December 2013, two of our insurance subsidiaries with long-term care business in the former Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe, a reinsurer domiciled in the Cayman Islands. BRe was formed in 2012 and is focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed or accredited by the states of domicile of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe is required to provide collateral which meets the regulatory requirements of the states of domicile (New York and Indiana) in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral is held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are subject to the ability and willingness of the reinsurer to honor its obligations. In the event of default by BRe, we could be exposed to credit risk if the collateral held in the trusts cannot be realized or is liquidated at prices that are not sufficient to recover the full amount of the reinsurance receivables. We remain primarily liable to the insured policyholders in the event BRe does not meet its contractual obligations.

EMPLOYEES

At December 31, 2014, we had approximately 4,200 full time employees, including 1,520 employees supporting our Bankers Life segment, 300 employees supporting our Colonial Penn segment and 2,380 employees supporting our shared services and our Washington National and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

GOVERNMENTAL REGULATION

Insurance Regulation and Oversight

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

Insurance Holding Company Regulations

Most states have enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between or involving insurance companies and their affiliates and other related matters. Various reporting and approval requirements apply to transactions between or involving insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries. In addition, the Company's insurance subsidiaries routinely report to other jurisdictions.

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

Long-Term Care Regulations

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

Capital Requirements

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

The NAIC's RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The basis of the system is a formula that applies prescribed factors to various risk elements in an insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health insurer RBC formula is designed to measure annually: (i) the risk of loss from asset defaults and asset value fluctuations; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of assets and liability cash flow due to changing interest rates; and (iv) business risks.

In addition, the RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

•	between the current year and the prior year; and

•	for the average of the last 3 years.

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2014 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC of the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance subsidiaries’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request. We will submit our first ORSA summary report in 2015. We cannot predict the impact, if any, that compliance with the ORSA requirements will have on our business, financial condition or results of operations.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2014.

Federal Laws and Regulations

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

The USA PATRIOT Act of 2001 seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism, money laundering or other illegal activities. To the extent required by applicable laws and regulations, CNO and its insurance subsidiaries have adopted AML programs that include policies, procedures and controls to detect and prevent money laundering, have designated compliance officers to oversee the programs, provide for on-going employee training and ensure periodic independent testing of the programs. CNO's and the insurance subsidiaries' AML programs, to the extent required, also establish and enforce customer identification programs and provide for the monitoring and the reporting to the Department of the Treasury of certain suspicious transactions.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and net operating loss carryforwards ("NOLs"). In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service ("IRS") ultimately agrees with the tax positions we have taken in previously filed tax returns and that we plan to take in future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

As of December 31, 2014, 2013 and 2012, we have established a valuation allowance equal to the portion of the net deferred tax assets whose realization is uncertain. The determination of the amount of valuation allowance established is made by assessing the effects of limitations or issues on the value of our net deferred tax assets expected to be fully recognized in the future.

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

In recent periods, interest rates have been at or near historically low levels. Some of our products, principally traditional whole life, universal life, fixed rate and fixed index annuity contracts, expose us to the risk that low or declining interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread is a key component of our net income. Investment income is also an important component of the profitability of our health products, especially long-term care and supplemental health policies. In addition, interest rates impact the liability for the benefits we provide under our agent deferred compensation plan.

If interest rates were to decrease further or remain at low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, the vast majority of our products with contractually guaranteed minimum rates, have crediting rates set at the minimum rate. As a result, further decreases in investment yields would decrease the spread we earn and such spread could potentially become a loss.

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2014 (dollars in millions):

Guaranteed	Fixed rate and fixed	Universal
rate	index annuities	life	Total
> 5.0% to 6.0%	$.3	$14.5	$14.8
> 4.0% to 5.0%	42.3	304.2	346.5
> 3.0% to 4.0%	1,265.1	60.1	1,325.2
> 2.0% to 3.0%	3,048.4	173.6	3,222.0
> 1.0% to 2.0%	1,086.2	5.5	1,091.7
1.0% and under	2,518.3	176.9	2,695.2
	$7,960.6	$734.8	$8,695.4
Weighted average	2.15%	3.29%	2.24%

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

In the fourth quarter of 2014, we completed a comprehensive review of interest rate assumptions on all of our products. As a result of this review, we lowered our new money rate assumptions used in determining our projections of future investment income. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our revised projections assumed new money rates ranging from 4.36 percent to 5.13 percent for one year and then grade over 5 years from these levels to an ultimate new money rate ranging from 5.85 percent to 6.50 percent, depending on the specific product. During 2014, our review of interest rate assumptions resulted in adjustments to future loss reserves totaling $3.4 million. While subject to many uncertainties, we believe our assumptions for future new money rates are reasonable.

We have established a deficiency reserve for the life contingent payout annuities in the Washington National segment. Accordingly, these annuities are not expected to generate future profits and future unfavorable changes to our assumptions will reduce earnings in the period such changes occur.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products:

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rates. We estimate that a pre-tax charge of approximately $40 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points.

With respect to products other than interest-sensitive life and annuity products, no charge would occur if investment earnings rates immediately and permanently decreased by 20 basis points or less (a decrease of 50 basis points would result in a pre-tax charge of approximately $175 million).

•
The second hypothetical scenario assumes current new money rates increase such that our current portfolio yield remains level.  We estimate that this scenario would result in an after tax charge of approximately $5 million to $10 million primarily related to an increase in deficiency reserves related to life contingent payout annuities.  Under this scenario, insurance liabilities under statutory accounting principles may also increase modestly, but by less than $10 million, with a reduction in our consolidated RBC ratio of approximately 2 percentage points.

While we expect the long-term care business to generate future net profits, the margins are relatively small and are vulnerable to a variety of factors including lower interest rates, higher morbidity and higher persistency. In addition, our projections of estimated future profits (losses) indicates that profits will be recognized in earlier periods, followed by losses in later periods, which has required us to establish a future loss reserve for this business. Our 2014 comprehensive actuarial review of the long-term care business indicated margins have decreased by $150 million in 2014 to approximately $100 million, or approximately 2 percent of related insurance liabilities net of insurance intangibles. Given the concentration of exposure to interest rates in our long-term care block, we modeled the following additional hypothetical scenarios to illustrate the sensitivity of additional changes in interest rates on long-term care products:

•
One scenario assumes that the new money rates available to invest cash flows from our long-term care block remain flat for the next 5 years and then grade over 2 years from that level to the ultimate new money rate of 6.50 percent. This scenario would reduce margins by $45 million but would not result in a charge because margins would continue to be positive.

•
An additional scenario assumes that current new money rates available to invest cash flows from our long-term care block immediately decrease by 50 basis points and stay at that lower level indefinitely. This scenario would reduce margins by $250 million and would result in a pre-tax charge of $150 million. Under this scenario, we would not expect to generate future profits from the long-term care block and future unfavorable changes to our assumptions would reduce earnings in the period such changes occur.

Although the hypothetical revisions described in the scenarios summarized above are not currently required or anticipated, we believe similar changes could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. We have assumed that revisions to assumptions resulting in such adjustments would occur equally among policy types, ages and durations within each product classification. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from such estimates. In addition, the impact of actual adjustments would reflect the net effect of all changes in assumptions during the period.

Sustained periods of low or declining interest rates may adversely affect our results of operations, financial position and cash flows.

There are risks to our business associated with broad economic conditions.

From 2008 to 2010, the U.S. economy experienced unusually severe credit and liquidity contraction and underwent a recession. Following several years of rapid credit expansion, a contraction in mortgage lending coupled with substantial declines in home prices and rising mortgage defaults, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to many sectors of the related credit markets, and to related credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government or, in some cases, to fail. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown.

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

Our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•
The value of our investment portfolio has been materially affected in the past by changes in market conditions which resulted in substantial changes in realized and/or unrealized losses. Future adverse capital market conditions could result in additional realized and/or unrealized losses.

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

Claims experience on our long-term care products could negatively impact our operations if actual experience diverges from historical patterns and our expectations.

In setting premium rates, we consider historical claims information and other factors, but we cannot predict future claims with certainty. This is particularly applicable to our long-term care insurance products, for which historical claims experience may not be indicative of future experience. Long-term care products tend to have fewer claims than other health products such as Medicare supplement products, but when claims are incurred, they tend to be much higher in dollar amount and longer in duration. Also, long-term care claims are incurred much later in the life of the policy than most other supplemental health products. As a result of these traits, it is difficult to appropriately price this product. For our long-term care insurance, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payments than anticipated when the products were priced. Mortality is a critical factor influencing the length of time a claimant receives long-term care benefits. Mortality continues to improve for the general population. Improvements in actual mortality compared to our pricing assumptions have adversely affected the profitability of long-term care products and if such trends continue, further losses may be realized.

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience and persistency on some of Bankers Life long-term care blocks has generally been higher than our pricing expectations which has resulted in higher benefit ratios and adversely affected our profitability. While we have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks, there can be no assurance that future requests will be approved. Even with the rate increases that have been approved, this block experienced benefit ratios of 129.7 percent in 2014, 129.3 percent in 2013 and 117.6 percent in 2012.

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

We review the adequacy of our premium rates regularly and file proposed rate increases on our health insurance products when we believe existing premium rates are too low. It is possible that we will not be able to obtain approval for premium rate increases from currently pending or future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more states, our financial results will be adversely affected. Moreover, in some instances, our ability to exit unprofitable lines of business is limited by the guaranteed renewal feature of most of our insurance policies. Due to this feature, we cannot exit such lines of business without regulatory approval, and accordingly, we may be required to continue to service those products at a loss for an extended period of time.

If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to allow their policies to lapse. This could result in a significantly higher ratio of claim costs to premiums if healthier policyholders allow their policies to lapse, while policies of less healthy policyholders continue inforce. This would reduce our premium income and profitability in future periods.

Our Medicare supplement health policies allow us to increase premium rates when warranted by our actual claims experience. These rate increases must be approved by the applicable state insurance departments, and we are required to submit actuarial claims data to support the need for such rate increases. The re-rate application and approval process on Medicare supplement health products is a normal recurring part of our business operations and reasonable rate increases are typically approved by the state departments as long as they are supported by actual claims experience and are not unusually large in either dollar amount or percentage increase. For policy types on which rate increases are a normal recurring event, our estimates of insurance liabilities assume we will be able to raise rates if experience on the blocks warrants such increases in the future.

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

In some cases, we offer long-term care policyholders the opportunity to reduce their coverage amounts or accept non-forfeiture benefits as alternatives to increasing their premium rates. The financial impact of these alternatives could also result in policyholder anti-selection, meaning that policyholders who are less likely to incur claims may reduce their benefits, while policyholders who are more likely to incur claims may maintain full coverage and accept their rate increase.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life segment. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $656.0 million, $689.2 million and $653.1 million in 2014, 2013 and 2012, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 129.7 percent, 129.3 percent and 117.6 percent in 2014, 2013 and 2012, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2014, approximately 24 percent of our total insurance liabilities, or approximately $5.4 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2014, the vast majority of our products with contractual guaranteed minimum rates, had crediting rates set at the minimum. In addition, approximately 26 percent of our insurance liabilities were subject to interest rates that may be reset annually; 50 percent had a fixed explicit interest rate for the duration of the contract; 22 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2014, the estimated durations of our fixed income securities (as modified to reflect prepayments and potential calls) and insurance liabilities were both approximately 8.5 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $325 million if interest rates were to increase by 10 percent from rates as of December 31, 2014. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

In addition, our investment borrowings from the Federal Home Loan Bank ("FHLB") are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional collateral or repay all or a portion of the investment borrowings.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2014, our reinsurance receivables and ceded life insurance in-force totaled $3.0 billion and $3.7 billion, respectively. Our six largest reinsurers accounted for 91 percent of our ceded life insurance in-force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position.

In December 2013, two of our insurance subsidiaries with long-term care business in the former Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe, a reinsurer domiciled in the Cayman Islands. BRe was formed in 2012 and is focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed or accredited by the states of domicile of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe is required to provide collateral which meets the regulatory requirements of the states of domicile (New York and Indiana) in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral is held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are subject to the ability and willingness of the reinsurer to honor its obligations. In the event of default by BRe, we could be exposed to credit risk if the collateral held in the trusts cannot be realized or is liquidated at prices that are not sufficient to recover the full amount of the reinsurance receivables.

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

The value of our investment portfolio is subject to numerous factors, which may be difficult to predict, and are often beyond our control. These factors include, but are not limited to, the following:

•
changes in interest rates and credit spreads, which can reduce the value of our investments as further discussed in the risk factor entitled "Changing interest rates may adversely affect our results of operations";

•	changes in patterns of relative liquidity in the capital markets for various asset classes;

•
changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 12 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2014; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured security investments, which comprised 20 percent of our available for sale fixed maturity investments at December 31, 2014, are subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $27.3 million in 2014; $11.6 million in 2013; and $37.8 million in 2012. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2014 and 2013, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $2.2 billion and $1.3 billion, respectively.

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

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2014 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels subjecting the insurance subsidiaries to any regulatory action.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. All of our insurance subsidiaries currently exceed these standards.

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

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from policyholders and/or shareholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to the classification of our career agents as independent contractors, sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies and recommending unsuitable products to customers. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of our insurance subsidiaries.

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

Managing operational risks may not be effective in mitigating risk and loss to us.

We are subject to operational risks including, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures including cyber security attacks and failure of our service providers (such as investment custodians and information technology and policyholder service providers) to comply with our services agreements. The associates and agents who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions involving numerous business activities such as setting underwriting guidelines, product design and pricing, investment purchases and sales, reserve setting, claim processing, policy administration and servicing, financial and tax reporting and other activities, many of which are very complex.

We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. However, these processes and procedures may not effectively control all known risks or effectively identify unforeseen risks. Management of operational risks can fail for a number of reasons including design failure, systems failure, cyber security attacks, human error or unlawful activities. If our controls are not effective or properly implemented, we could suffer financial or other loss, disruption of our business, regulatory sanctions or damage to our reputation. Losses resulting from these failures may have a material adverse effect on our financial position or results of operations.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to cyber attacks (including the risk of undetected attacks) and unauthorized access, such as physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal financial and health information relating to customers. There can be no assurance that any such breach will not occur or, if any does occur, that it can be sufficiently remediated.  Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant expenses, lead to a loss of customers and revenues and otherwise adversely affect our business.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, and failures in their systems could adversely affect our business.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.

We outsource certain information technology and policy administration operations to third-party service providers. If we fail to maintain an effective outsourcing strategy or if third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. In the event that one or more of our third-party service providers becomes unable to continue to provide services, we may suffer financial loss and other negative consequences.

We have substantial indebtedness that will require a significant portion of the cash available to CNO, which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2014, we had an aggregate principal amount of indebtedness of $797.1 million. CNO's indebtedness will require approximately $115 million in cash to service in 2015. The payment of principal and interest on our outstanding indebtedness will require a substantial portion of CNO's available cash each year, which, as a holding company, is limited, as further described in the risk factor entitled "CNO is a holding company and its liquidity and ability to meet its obligations may be constrained by the ability of CNO's insurance subsidiaries to distribute cash to it" below. Our debt obligations may restrict our ability to take advantage of business, strategic or financing opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

On September 28, 2012, the Company entered into a senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($390.9 million remained outstanding at December 31, 2014); (ii) a $250.0 million four-year term loan facility ($131.2 million remained outstanding at December 31, 2014); and (iii) a $50.0 million three-year revolving credit facility (no amounts were outstanding at December 31, 2014), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). On September 28, 2012, we also issued $275.0 million in aggregate principal amount of 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes") pursuant to an indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and as collateral agent (the "Collateral Agent"). The Senior Secured Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

If we fail to pay interest or principal on our other indebtedness, including the 6.375% Notes, we will be in default under the indenture governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the Senior Secured Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness.

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

Notwithstanding the foregoing, no mandatory prepayments pursuant to item (i) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20% and (y) either (A) the financial strength rating of certain of the Company's insurance subsidiaries is equal to or better than A- (stable) from A.M. Best or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's .

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.2 percent at December 31, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (such ratio was 15.75 to 1.00 for the four quarters ended December 31, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was 434 percent at December 31, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2014, was $1,868 million).

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. If the lenders under the Senior Secured Credit Agreement elect to accelerate the amounts due, the holders of CNO's 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. The assessment includes, among other things, consideration of our plans to address our liquidity and capital needs during the following twelve months and our ability to comply with the future loan covenant and financial ratio requirements under the Senior Secured Credit Agreement. If we default under any covenants or financial ratio requirement, the lenders could declare the outstanding principal amount of the term loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable. In such event, the holders of CNO's 6.375% Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, we or our auditors may conclude that there is substantial doubt regarding our ability to continue as a going concern. If we were to conclude there was substantial doubt regarding our ability to continue as a going concern in our financial statements for subsequent periods, we may be required to increase the valuation allowance for deferred tax assets, which could result in the violation of one or more loan covenant requirements under the Senior Secured Credit Agreement.

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

Under the 6.375% Indenture, the Company can make Restricted Payments (as such term is defined in the 6.375% Indenture) up to a calculated limit, provided that the Company's pro forma risk-based capital ratio exceeds 225% after giving effect to the Restricted Payment and certain other conditions are met. Restricted Payments include, among other items, repurchases of common stock and cash dividends on common stock (to the extent such dividends exceed $30.0 million in the aggregate in any calendar year). The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $75 million as of December 31, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%. If, however, our Debt to Total Capitalization Ratio were to increase to greater than 17.5%, our ability to make anticipated share repurchases and common stock dividends may be restricted.

The obligations under the Senior Secured Credit Agreement and the 6.375% Notes are guaranteed by our current and future restricted domestic subsidiaries, other than our insurance subsidiaries and certain immaterial subsidiaries. The guarantee of CDOC, Inc. ("CDOC") (our wholly owned subsidiary and a guarantor under the 6.375% Notes and the Senior Secured Credit Agreement) is secured by a lien on substantially all of the assets of the subsidiary guarantors party thereto, including the stock of Conseco Life Insurance Company of Texas ("CLTX") (which is the parent of Bankers Life, Bankers Conseco Life Insurance Company ("Bankers Conseco Life") and Colonial Penn) and Washington National. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Senior Secured Credit Agreement or the 6.375% Notes, the stock of CLTX and Washington National could be transferred to the lenders (subject to regulatory approval) under the Senior Secured Credit Agreement and the holders of the 6.375% Notes. Any such transfer would have a material adverse effect on our business, financial condition and results of operations.

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

This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". In 2014, our insurance subsidiaries paid extraordinary dividends of $227.0 million to CDOC. Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2014. As a result, any dividend payments from the insurance subsidiaries to CNO will be considered extraordinary dividends and will require the prior approval of the director or commissioner of the applicable state insurance department. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 375 percent at December 31, 2014.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

In addition, Washington National may not distribute funds to any affiliate or shareholder, except pursuant to agreements with affiliates that have been approved, without prior notice to the Florida Office of Insurance Regulation, in accordance with an order from the Florida Office of Insurance Regulation.

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

As of December 31, 2014, we had approximately $3.0 billion of federal tax NOLs resulting in deferred tax assets of approximately $1.0 billion, expiring in years 2018 through 2032. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2014, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO Board of Directors on December 6, 2011 and on November 13, 2014. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs.

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

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by NOLs arising prior to such ownership change. That limitation would apply to all of our current NOLs. The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.80 percent at December 31, 2014), and would eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Senior Secured Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2014, we had net deferred tax assets of $799.8 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2014 reflects the current corporate income tax rate of approximately 35 percent. A reduction in the corporate income tax rate would cause a writedown of our deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

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

We have implemented or are in the process of implementing several initiatives to improve operating results, including: (i) focusing sales efforts on higher margin products; (ii) reducing operating expenses by eliminating or reducing marketing costs of certain products; (iii) streamlining administrative procedures and reducing personnel; (iv) using third party service providers to improve service and reduce expenses; and (v) increasing retention rates on our more profitable blocks of inforce business. Many of our initiatives address issues resulting from the substantial number of acquisitions of our Predecessor. Between 1982 and 1997, our Predecessor completed 19 transactions involving the acquisitions of 44 separate insurance companies. These prior acquisitions have contributed to the complexity and cost of our current administrative operating environment and make it challenging, in some instances, to operate our business within the expense levels assumed in the pricing of our products. If we are unsuccessful in our efforts to become more efficient, our future earnings will be adversely affected.

In the event one or more of our third party service providers to whom we outsource certain of our functions becomes unable to continue to provide services or experiences a failure in their systems, our business could be adversely impacted.

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

An important competitive factor for our insurance subsidiaries is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "B++", "BBB+", "BBB" and "Baa2", respectively. A.M. Best has sixteen possible ratings. There are four ratings above our "B++" rating and eleven ratings that are below our rating. S&P has twenty-one possible ratings. There are seven ratings above our "BBB+" rating and thirteen ratings that are below our rating. Fitch has nineteen possible ratings. There are eight ratings above our "BBB" rating and ten ratings that are below our rating. Moody's has twenty-one possible ratings. There are eight ratings above our "Baa2" rating and twelve ratings that are below our rating.

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

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked ninth in annualized premiums of individual long-term care insurance in 2013 with a market share of approximately 3.0 percent, the top eight writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 87 percent during the period. In addition, while, based on a 2013 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2013 with a market share of 3.5 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period.

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

The Colonial Penn segment has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns fluctuates from period to period and this will impact the average cost to generate a TV lead.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and the administrative operations of our Washington National segment and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently occupy four buildings on the campus with approximately 422,000 square feet of space.

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. In 2012, Bankers Life relocated from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its prior location of 222,000 square feet through the remaining term of the lease which expires in 2018. We also lease 318 sales offices in various states totaling approximately 925,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2015 and 2020.

Our Colonial Penn segment is administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 45 percent of this space, with unused space leased to tenants.

Management believes that this office space is adequate for our needs.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings" included in Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer		Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 50	2012
Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health. He joined Long Term Care Group in 2005 and served as chief executive officer through 2008, when it was acquired by Univita Health.

Edward J. Bonach, 60	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO.
Frederick J. Crawford, 51	2012
Since January 2012, executive vice president and chief financial officer. From 2001 to January 2012, Mr. Crawford was with Lincoln Financial Group, serving as vice president and treasurer (2001-2004), chief financial officer (2005-2010), and executive vice president and head of corporate development and investments (2011-January 2012).

Eric R. Johnson, 54	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 57	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 49	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 58	2005
Since August 2014, executive vice president and chief actuary. From October 2005 until August 2014, executive vice president, product management and from May 2010 until March 2014, president, Other CNO Business.

Scott R. Perry, 52	2001	Since July 2011, chief business officer of CNO. From 2006 until September 2013, president of Bankers Life and from 2001 to 2006, employed in various capacities for Bankers Life.
Matthew J. Zimpfer, 47	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The following table sets forth the dividends declared and paid per share and the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2013.

Period	Market price		Dividends
	High	Low	declared and paid
2013:
First Quarter	$11.67	$9.34	$0.02
Second Quarter	13.01	10.46	0.03
Third Quarter	14.97	12.99	0.03
Fourth Quarter	17.91	13.86	0.03
2014:
First Quarter	$19.33	$16.09	$0.06
Second Quarter	19.00	15.55	0.06
Third Quarter	18.23	15.90	0.06
Fourth Quarter	18.47	15.46	0.06

As of February 9, 2015, there were approximately 52,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

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

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2009 through December 31, 2014 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2009 in each of CNO common stock, the stocks included in the S&P 500 Index and the stocks included in the S&P Life and Health Insurance Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$-
12/09
12/10
12/11
12/12
12/13
12/14
CNO Financial Group, Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

	12/09	12/10	12/11	12/12	12/13	12/14
CNO Financial Group, Inc.	$100.00	$135.60	$126.20	$187.95	$359.23	$354.52
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P Life & Health Insurance Index	100.00	125.25	99.31	113.80	186.04	189.66

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2014)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	3,365,011	$16.94	3,364,288	$38.9
November 1 through November 30	1,006,773	17.88	1,006,773	420.9
December 1 through December 31	26,069	17.50	—	420.9
Total	4,397,853	17.16	4,371,061	420.9
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013 and November 2014, the Company's Board of Directors approved, in aggregate, an additional $1,200.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2014, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,011,125	$12.04	8,571,490
Equity compensation plans not approved by security holders	—	—	—
Total	5,011,125	$12.04	8,571,490

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,629.7	$2,744.7	$2,755.4	$2,690.5	$2,670.0
Net investment income	1,427.4	1,664.0	1,486.4	1,354.1	1,366.9
Net realized investment gains	36.7	33.4	81.1	61.8	30.2
Total revenues	4,144.7	4,476.1	4,342.7	4,124.6	4,083.9
Interest expense	92.8	105.3	114.6	114.1	113.2
Total benefits and expenses	3,969.6	4,171.3	4,187.0	3,818.4	3,859.0
Income before income taxes	175.1	304.8	155.7	306.2	224.9
Income tax expense (benefit)	123.7	(173.2)	(65.3)	(29.5)	(15.7)
Net income	51.4	478.0	221.0	335.7	240.6
PER SHARE DATA
Net income, basic	$.24	$2.16	$.95	$1.35	$.96
Net income, diluted	.24	2.06	.83	1.15	.84
Dividends declared per common share	.24	.11	.06	—	—
Book value per common share outstanding	23.06	22.49	22.80	19.12	15.18
Weighted average shares outstanding for basic earnings	212.9	221.6	233.7	248.0	251.0
Weighted average shares outstanding for diluted earnings	217.7	232.7	281.4	304.1	301.9
Shares outstanding at period-end	203.3	220.3	221.5	241.3	251.1
BALANCE SHEET DATA - AT PERIOD END
Total investments	$24,908.3	$27,151.7	$27,959.3	$26,364.3	$23,782.0
Total assets	31,184.2	34,780.6	34,131.4	32,921.9	31,394.9
Corporate notes payable	794.4	856.4	1,004.2	857.9	998.5
Total liabilities	26,496.0	29,825.4	29,082.1	28,308.1	27,583.3
Shareholders' equity	4,688.2	4,955.2	5,049.3	4,613.8	3,811.6
STATUTORY DATA - AT PERIOD END (a)
Statutory capital and surplus	$1,664.4	$1,711.9	$1,560.4	$1,578.1	$1,525.1
Asset valuation reserve ("AVR")	203.1	233.9	222.2	168.4	71.3
Total statutory capital and surplus and AVR	1,867.5	1,945.8	1,782.6	1,746.5	1,596.4
____________________

(a)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as any defaults or failure of reinsurers to perform;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC;

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

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The income we receive from these services agreements will offset certain of our overhead costs. If we are not successful in reducing our overhead costs to the same extent as the reduction in fees to be received from Wilton Re over the period of the agreements, our results of operations will be adversely affected. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through PMA and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National. This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn.

The following summarizes our earnings for the three years ending December 31, 2014 (dollars in millions, except per share data):

	2014	2013	2012
Income before the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, loss on extinguishment or modification of debt, other non-operating items consisting primarily of earnings attributable to variable interests, corporate interest expense and income taxes ("EBIT" a non-GAAP financial measure) (a):

Bankers Life	$386.9	$310.5	$300.9
Washington National	111.2	140.6	148.8
Colonial Penn	.8	(12.5)	(8.6)
Other CNO Business:
Losses from the long-term care business reinsured effective December 31, 2013	—	(8.0)	(9.2)
Overhead expense of CLIC allocated to other segments effective January 1, 2014	—	(19.6)	(20.5)
EBIT from business segments continuing after the CLIC sale	498.9	411.0	411.4
Corporate operations, excluding corporate interest expense	(54.4)	18.6	(20.3)
EBIT from operations continuing after the CLIC sale	444.5	429.6	391.1
Corporate interest expense	(43.9)	(51.3)	(66.2)
Operating earnings before taxes	400.6	378.3	324.9
Tax expense on operating income	141.1	129.9	118.0
Net operating income	259.5	248.4	206.9
Earnings of CLIC prior to being sold (net of taxes)	15.2	25.5	(31.1)
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes)	(269.7)	(63.3)	—
Net realized investment gains (net of related amortization and taxes)	21.4	16.8	53.0
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(23.4)	23.0	(1.8)
Loss on extinguishment or modification of debt (net of taxes)	(.4)	(64.0)	(177.5)
Valuation allowance for deferred tax assets and other tax items (b)	54.9	301.5	171.5
Other	(6.1)	(9.9)	—
Net income	$51.4	$478.0	$221.0
Per diluted share:
Net operating income	$1.19	$1.07	$.78
Earnings of CLIC prior to being sold (net of taxes)	.07	.11	(.11)
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes)	(1.24)	(.27)	—
Net realized investment gains (net of related amortization and taxes)	.10	.08	.19
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.11)	.10	(.01)
Loss on extinguishment or modification of debt (net of taxes)	—	(.28)	(.63)
Valuation allowance for deferred tax assets and other tax items (b)	.25	1.29	.61
Other	(.02)	(.04)	—
Net income	$.24	$2.06	$.83

____________

(a)
Management believes that an analysis of EBIT provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the net loss on the sale of CLIC and gain on reinsurance transactions, including impact of taxes; (ii) the earnings of CLIC prior to being sold, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) loss on extinguishment or modification of debt, net of taxes; (vi) changes in the valuation allowance for deferred tax assets; and (vii) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

(b)
Increase in valuation allowance of $19.4 million in 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes)".

Our mission is to be the recognized market leader in providing financial security for the protection and retirement needs of middle-income American working families and retirees. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. Specifically, we will focus on the following priorities:

Growth
•Continue to expand our reach to serve middle-income Americans
•Capitalize on increased opportunities to grow sales
•Continue to increase the productivity and size of our agent force

Further enhance the customer experience
•Continue with initiatives that make it easier for our customers to do business with us

Increase profitability and return on equity
•Maintain our strong capital position
•Maintain favorable financial metrics
•Continue to increase our return on equity

Effectively manage risk and deploy capital
•Further invest in growing our business organically, while seeking strategic acquisitions
•Continue to cost effectively repurchase our common stock
•Maintain a competitive dividend payout ratio

Invest in our business and talent
•Improve our business over the long-term through ongoing financial commitments
•Continue to provide our associates with new assignments and developmental opportunities
•Develop future leaders through our leadership development program

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

Investments

At December 31, 2014, the carrying value of our investment portfolio was $24.9 billion.

Interest income on fixed maturity securities is recognized when earned using a constant effective yield method giving effect to amortization of premiums and accretion of discounts. Prepayment fees are recognized when earned. Dividends on equity securities are recognized when declared.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2014, other-than-temporary impairments included in accumulated other comprehensive income of $3.2 million (before taxes and related amortization) related to structured securities.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our company-owned life insurance policy, which is invested in a series of mutual funds, at its cash surrender value and our hedge fund investments at their net asset values; in both cases, we believe these values approximate their fair values. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, policyholder account balances, investment borrowings, notes payable and borrowings related to variable interest entities ("VIEs").

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market data.  Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value.  Financial instruments that rarely trade would often have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value.

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

Our fixed maturity investments are generally purchased in the context of long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2014, we sold $233.7 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $13.0 million.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2014 as follows: 11 percent in 2015, 10 percent in 2016, 9 percent in 2017, 8 percent in 2018 and 7 percent in 2019.

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. For interest-sensitive life or annuity products, we amortize these costs in relation to the estimated gross profits using the interest rate credited to the underlying policies. For other products, we generally amortize these costs in relation to future anticipated premium revenue using the projected investment earnings rate.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased amortization expense for such changes by $1.0 million, $1.6 million and $6.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $921.8 million at December 31, 2014 (including $652.4 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.) The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2013 was a decrease of $184.7 million (including $27.8 million for premium deficiencies that would exist on certain long-term care products if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2014, the balance of insurance acquisition costs was $1.8 billion prior to shadow adjustments. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin and are vulnerable to changes in assumptions. In 2014, we were required to establish a $9 million deficiency reserve for the life contingent payout annuities in the Washington National segment. Accordingly, these annuities are not expected to generate future profits and future unfavorable changes to our assumptions will reduce earnings in the period such changes occur.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(25)
5% decrease to assumed mortality	25
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(5)
10 basis point increase to assumed spread	5
10% increase to assumed lapses	(5)
10% decrease to assumed lapses	5
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(70)
20% decrease to assumed surrenders	85
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(35)
10 basis point increase to assumed spread	35
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(210)
20 basis point decrease to investment earnings rate	—
50 basis point decrease to investment earnings rate	(175)
5% decrease to assumed mortality	(60)
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2014	2013	2012
Bankers Life:
Medicare supplement (1)	82.8%	82.3%	80.7%
Long-term care (1)	91.1%	90.9%	90.4%
Fixed index annuities (2)	90.8%	90.8%	90.8%
Other annuities (2)	85.2%	86.6%	87.3%
Life (1)	87.3%	87.2%	86.2%
Washington National:
Medicare supplement (1)	84.2%	82.4%	81.2%
Supplemental health (1)	88.4%	87.2%	88.3%
Life (1)	92.5%	90.9%	92.4%
Colonial Penn:
Life (1)	83.2%	83.8%	84.7%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

The following summarizes the components of the reserves related to our long-term care business in our Bankers Life segment as well as the long-term care reserves ceded to BRe as of December 31, 2014 and 2013 (dollars in millions):

	2014	2013
Amounts classified as future policy benefits:
Active life reserves	$3,634.5	$3,547.9
Reserves for the present value of amounts not yet due on claims	1,279.7	1,256.8
Future loss reserves	120.1	98.1
Premium deficiency reserves related to reinsurance transaction	—	96.9
Premium deficiency reserves assuming net unrealized gains had been realized	350.9	—
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	185.1	187.8
Total	5,570.3	5,187.5
Reinsurance receivables	490.1	494.5
Long-term care reserves, net of reinsurance receivables	$5,080.2	$4,693.0

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

In December 2013, two of our insurance subsidiaries with long-term care business in our former Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. We recognized a premium deficiency reserve of $96.9 million at December 31, 2013. Such deficiency reserve was no longer required when the additional premium was paid to BRe in conjunction with its assumption of the liabilities related to this block.

With respect to the long-term care block in our Bankers Life segment, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates are generally updated annually. During 2014, we increased the future loss reserves related to our long-term care blocks of business by $22.0 million based on these calculations.

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2013 claim reserve redundancy for long-term care claim reserves in our Bankers Life segment, as measured at December 31, 2014, was $21.2 million.

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  As an example, an increase in the loss ratio of 5 percentage points for claims incurred in 2014 related to our long-term care business in our Bankers Life segment would have resulted in an immediate decrease in our earnings of approximately $25 million.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Accounting for certain marketing agreements

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers Life to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels.

We account for these distribution agreements as follows:

•
We recognize distribution income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

The following summarizes the fee revenue, net of distribution expenses, earned through these marketing agreements (dollars in millions):

	2014	2013	2012
Fee revenue:
Medicare Advantage contracts	$22.4	$16.1	$12.4
PDP contracts	3.0	2.3	2.5
Total revenue	25.4	18.4	14.9
Distribution expenses	10.4	7.1	5.9
Fee revenue, net of distribution expenses	$15.0	$11.3	$9.0

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred tax assets on an ongoing basis. The realization of our deferred tax assets depends upon generating sufficient future taxable income of the appropriate type during the periods in which our temporary differences become deductible and before our life and non-life NOLs expire.

Based on our assessment, it appears more likely than not that $799.8 million of our total deferred tax assets of $1,045.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $246.0 million at December 31, 2014. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We use a deferred tax valuation model to assess the need for a valuation allowance. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from investment trading strategies, reinsurance transactions and the impact of the sale of CLIC. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable.

At December 31, 2014, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income for the last three years plus: (i) a 3 percent core growth factor (consistent with the prior year assumption); and (ii) an additional 1 percent increase which primarily reflects the impact of the investment trading strategies completed in 2013 (which grade off over time). The aggregate 4 percent factor is used to increase taxable income annually over the next five years, and level taxable income is assumed thereafter. In the projections used for our December 31, 2014 analysis, our three year average taxable income increased to approximately $320 million, compared to $315 million in our prior projections. Approximately $50 million of the current three year average relates to non-life taxable income and $270 million relates to life income.

Based on our assessment, we recognized a reduction to the allowance for deferred tax assets of $48.8 million in 2014. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2011	$938.4
Decrease in 2012	(171.5)	(a)
Balance, December 31, 2012	766.9
Decrease in 2013	(472.1)	(b)
Balance, December 31, 2013	294.8
Decrease in 2014	(48.8)	(c)
Balance, December 31, 2014	$246.0
___________________

(a)	The 2012 reduction to the deferred tax valuation allowance primarily resulted from the impact of recent higher levels of income when projecting future taxable income.

(b)
The 2013 reduction to the deferred tax valuation allowance primarily resulted from the impact of higher levels of income on projected future taxable income, the expiration of capital loss carryforwards, a settlement with the IRS related to the classification of a portion of the cancellation of indebtedness income and the execution of certain investment trading strategies.

(c)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

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

The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for non-life NOL carryforwards is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.80 percent at December 31, 2014), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2014, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2014, we had $3.0 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2022	$112.1	$—	$112.1
2023	742.6	1,983.0	2,725.6
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	854.7	2,681.1	3,535.8
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$511.8	$2,483.7	$2,995.5

We had deferred tax assets related to NOLs for state income taxes of $15.2 million and $20.0 million at December 31, 2014 and 2013, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. We are seeking resolution of this matter through early referral to appeals, a process that seeks to resolve disputes with the IRS. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit had been recognized, we would also have established a valuation allowance of $34.0 million at December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (dollars in millions):

	Years ended December 31,
	2014	2013

Balance at beginning of year	$226.7	$310.5
Increase based on tax positions taken in prior years	10.9	35.6
Decrease based on tax positions taken in prior years	—	(27.0)
Increase based on tax positions taken in the current year	—	47.6
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(8.9)	(140.0)
Balance at end of year	$228.7	$226.7

As of December 31, 2014 and 2013, $155.4 million and $156.0 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2014. The liability for accrued interest was $2.4 million and $1.8 million at December 31, 2014 and 2013, respectively.

Tax years 2004 and 2008 through 2014 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2011 through 2014 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

Liabilities for Insurance Products

At December 31, 2014, the total balance of our liabilities for insurance products was $22.3 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2014	2013	2012
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$386.9	$310.5	$300.9
Washington National	111.2	140.6	148.8
Colonial Penn	.8	(12.5)	(8.6)
Corporate operations	(98.3)	(32.7)	(86.5)
Other CNO Business	—	(27.6)	(29.7)
	400.6	378.3	324.9
Gain (loss) on reinsurance transactions:
Bankers Life	26.1	—	—
Washington National	3.8	—	—
Other CNO Business	—	(98.4)	—
	29.9	(98.4)	—
Net realized investment gains (losses), net of related amortization:
Bankers Life	7.8	15.1	48.7
Washington National	33.9	11.8	23.9
Colonial Penn	1.1	.4	7.2
Corporate operations	(9.9)	(1.5)	1.8
	32.9	25.8	81.6
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(35.6)	34.8	(2.8)
Washington National	(.4)	.6	—
	(36.0)	35.4	(2.8)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	(8.0)	(10.2)	—
Net revenue pursuant to transition and support services agreements, net of taxes
Corporate operations	2.6	—	—
Loss on extinguishment or modification of debt:
Corporate operations	(.6)	(65.4)	(200.2)
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	23.4	39.3	(47.8)
Loss on sale of CLIC	(269.7)	—	—
	(246.3)	39.3	(47.8)
Income (loss) before income taxes:
Bankers Life	385.2	360.4	346.8
Washington National	148.5	153.0	172.7
Colonial Penn	1.9	(12.1)	(1.4)
Corporate operations	(114.2)	(109.8)	(284.9)
Other CNO Business	—	(126.0)	(29.7)
Amount related to CLIC prior to being sold	(246.3)	39.3	(47.8)
Income before income taxes	$175.1	$304.8	$155.7

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

Bankers Life (dollars in millions)

	2014	2013	2012
Premium collections:
Annuities	$782.3	$744.1	$709.0
Medicare supplement and other supplemental health	1,275.1	1,317.8	1,323.9
Life	424.9	368.3	314.6
Total collections	$2,482.3	$2,430.2	$2,347.5
Average liabilities for insurance products:
Fixed index annuities	$3,636.7	$3,185.8	$2,831.5
Fixed interest annuities	3,845.0	4,137.2	4,407.2
SPIAs and supplemental contracts:
Mortality based	202.8	221.5	231.7
Deposit based	149.1	156.5	162.5
Health:
Long-term care	4,735.4	4,632.2	4,370.0
Medicare supplement	331.0	332.4	334.2
Other health	47.5	45.4	43.9
Life:
Interest sensitive	564.7	490.4	448.9
Non-interest sensitive	782.1	610.6	499.3
Total average liabilities for insurance products, net of reinsurance ceded	$14,294.3	$13,812.0	$13,329.2
Revenues:
Insurance policy income	$1,651.7	$1,648.7	$1,657.4
Net investment income:
General account invested assets	895.4	854.0	817.6
Fixed index products	61.9	151.7	21.3
Fee revenue and other income	29.3	19.0	15.2
Total revenues	2,638.3	2,673.4	2,511.5
Expenses:
Insurance policy benefits	1,427.7	1,447.5	1,415.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	127.2	141.9	155.0
Cost of options to fund index credits, net of forfeitures	49.2	47.4	51.1
Market value changes credited to policyholders	63.5	151.9	21.8
Amortization related to operations	174.7	187.5	187.6
Interest expense on investment borrowings	7.9	6.7	5.3
Other operating costs and expenses	401.2	380.0	374.8
Total benefits and expenses	2,251.4	2,362.9	2,210.6
Income before gain on reinsurance transaction, net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	386.9	310.5	300.9
Gain on reinsurance transaction	26.1	—	—
Net realized investment gains	8.3	16.3	53.0
Amortization related to net realized investment gains	(.5)	(1.2)	(4.3)
Net realized investment gains, net of related amortization	7.8	15.1	48.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	(47.0)	51.7	(4.5)
Amortization related to fair value changes in embedded derivative liabilities	11.4	(16.9)	1.7
Fair value changes in embedded derivative liabilities, net of related amortization	(35.6)	34.8	(2.8)
Income before income taxes	$385.2	$360.4	$346.8

	2014	2013	2012
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,190.6	$1,214.0	$1,196.7
Benefit ratio (a)	92.5%	92.6%	89.1%
Medicare supplement:
Insurance policy benefits	$529.3	$509.0	$508.5
Benefit ratio (a)	68.4%	67.1%	69.0%
PDP:
Insurance policy benefits	$5.3	$15.9	$35.6
Benefit ratio (a)	77.9%	80.5%	71.4%
Long-term care:
Insurance policy benefits	$656.0	$689.2	$653.1
Benefit ratio (a)	129.7%	129.3%	117.6%
Interest-adjusted benefit ratio (b)	77.2%	80.6%	71.2%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $265.5 million, $259.5 million and $257.8 million in 2014, 2013 and 2012, respectively.

The Bankers Life segment included approximately $5.5 million of additional pre-tax earnings in the last six months of 2014 from the recapture of a block of life insurance business previously ceded to Wilton Re.

Total premium collections were $2,482.3 million in 2014, up 2.1 percent from 2013, and $2,430.2 million in 2013, up 3.5 percent from 2012. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.3 billion in 2014, up 3.5 percent from 2013 and $13.8 billion in 2013, up 3.6 percent from 2012. Such average insurance liabilities for certain long-term care products were increased by $126 million, $159 million and $145 million in 2014, 2013 and 2012, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. In addition, the increase in the non-interest sensitive life reserves in 2014 reflects approximately $155 million of reserves related to the recapture in July 2014 of a block of life insurance business previously ceded to Wilton Re. Excluding the impact of the aforementioned items, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income included premium revenue of $6.8 million, $19.7 million and $49.9 million in 2014, 2013 and 2012, respectively, related to our PDP quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The PDP premiums collected in 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement. Partially offsetting the decrease in premium income from the PDP business in 2013 was higher premium income and policyholder charges from our life insurance products.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 4.8 percent, to $895.4 million, in 2014 and 4.5 percent, to $854.0 million, in 2013. The increase in net investment income is due to: (i) the impact of favorable experience resulting in prospective changes in assumptions which increased the yield on certain structured securities in 2014; and (ii) higher general account invested assets. The increase in general account invested assets has resulted from: (i) sales and persistency of our annuity and health products in recent periods; and (ii) the proceeds from $50 million and $250 million in 2014 and 2013, respectively, of additional collateralized borrowings from the FHLB pursuant to an investment borrowing program. Prepayment income was $16.9 million, $13.4 million and $11.6 million in 2014, 2013 and 2012, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $61.9 million, $151.7 million and $21.3 million in 2014, 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $29.3 million in 2014, compared to $19.0 million in 2013, and $15.2 million in 2012. We recognized fee income of $25.4 million, $18.4 million and $14.9 million in 2014, 2013 and 2012, respectively, pursuant to marketing agreements to sell PDP and Medicare Advantage products of other insurance companies. In 2014, we also received a $3 million settlement from Coventry related to the termination of our PDP quota-share agreement.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 68.4 percent, 67.1 percent and 69.0 percent in 2014, 2013 and 2012, respectively. Our insurance policy benefits reflected reserve redundancies from prior years of $2.3 million, $10.3 million and $13.7 million in 2014, 2013 and 2012, respectively.  Excluding the effects of prior period claim reserve redundancies, our benefit ratios would have been 68.7 percent, 68.5 percent and 70.8 percent in 2014, 2013 and 2012, respectively. We currently expect the benefit ratio on this Medicare supplement business to be in the 70 percent range in 2015.

The insurance policy benefits on our PDP business result from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million, $3.8 million and $14.3 million in 2014, 2013 and 2012, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". As a result, there was no PDP business recognized in the third and fourth quarters of 2013. The PDP results in 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 129.7 percent, 129.3 percent and 117.6 percent in 2014, 2013 and 2012, respectively.  The interest-adjusted benefit ratio on this business was 77.2 percent, 80.6 percent and 71.2 percent in 2014, 2013 and 2012, respectively.  The benefit ratio in 2014 reflects $2.8 million of reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner. The benefit ratio in 2013 increased due to higher persistency and higher incurred claims as the business continues to age and as new business becomes less of a component of the overall inforce business. In addition, we recognized an out-of-period adjustment of $6.7 million in the first quarter of 2013 and made certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. We currently expect the interest-adjusted benefit ratio on this long-term care business to be in the 81 percent range in 2015. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $21.2 million, $17.9 million and $26.6 million in 2014, 2013 and 2012, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 133.8 percent, 132.7 percent and 122.4 percent in 2014, 2013 and 2012, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

In 2013 and 2012, the income before income taxes in the Bankers Life segment reflected a reduction in insurance policy benefits partially offset by additional amortization of insurance acquisition costs due to the impacts of recent rate increases. These impacts netted to approximately $4 million in 2013 and $18 million in 2012 and included:  (i) the reduction in liabilities for policyholders choosing to lapse their policies rather than paying higher rates; (ii) the reduction in liabilities for policyholders choosing to reduce their coverages to achieve a lower cost; offset by (iii) the increase in the liabilities related to waiver of premium benefits to reflect higher premiums after the rate increases; and (iv) increased amortization of insurance acquisition costs resulting from the increase in lapses. In 2014, the impact of rate increases was not material. In 2015, we expect to file additional rate increases generally on older blocks of our long-term care business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $127.2 million, $141.9 million and $155.0 million in 2014, 2013 and 2012, respectively. The weighted average crediting rates for these products was 2.8 percent, 3.0 percent and 3.1 percent in 2014, 2013 and 2012, respectively. The average liabilities of the fixed interest annuity block was $3.8 billion, $4.1 billion and $4.4 billion in 2014, 2013 and 2012, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  In the fourth quarter of 2014, we completed our comprehensive review of actuarial assumptions. Such review resulted in a decrease to amortization expense of $11 million due to changes in mortality, spread and surrender rate assumptions related to certain annuity and interest-sensitive life products. Such amount was partially offset by $5 million of additional reserves on such products due to the changes in assumptions and refinements to reserving methodologies.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $401.2 million in 2014, up 5.6 percent from 2013, and were $380.0 million in 2013, up 1.4 percent from 2012. Expenses in 2014 included approximately $9 million of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC. The increase in operating costs in 2014 from 2013 also reflected additional investments in our business, partially offset by lower legal and regulatory costs. Other operating costs and expenses include the following (dollars in millions):

	2014	2013	2012
Commission expense and agent manager benefits	$57.2	$60.0	$61.1
Other operating expenses	344.0	320.0	313.7
Total	$401.2	$380.0	$374.8

Gain on reinsurance transaction in 2014 resulted from the recapture of life insurance business written by Bankers Life that was reinsured by Wilton Re.

Net realized investment gains (losses) fluctuate each period. During 2014, net realized investment gains in this segment included $13.1 million of net gains from the sales of investments (primarily fixed maturities) and $4.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, net realized investment gains in this segment included $22.3 million of net gains from the sales of investments (primarily fixed maturities) and $6.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $61.7 million of net gains from the sales of investments (primarily fixed maturities) and $8.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment losses is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.5 million, $1.2 million and $4.3 million in 2014, 2013 and 2012, respectively.

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

Washington National (dollars in millions)

	2014	2013	2012
Premium collections:
Supplemental health and other health	$517.8	$494.4	$463.1
Medicare supplement	85.2	101.9	113.9
Life	25.9	26.5	23.8
Annuity	2.6	4.3	3.5
Total collections	$631.5	$627.1	$604.3
Average liabilities for insurance products:
Fixed index annuities	$421.5	$457.4	$521.7
Fixed interest annuities	130.2	147.1	166.9
SPIAs and supplemental contracts:
Mortality based	245.4	248.9	258.9
Deposit based	252.6	245.9	234.2
Separate Accounts	8.5	14.1	15.6
Health:
Supplemental health	2,387.9	2,231.0	2,199.6
Medicare supplement	35.2	38.7	44.2
Other health	14.9	12.3	15.1
Life:
Interest sensitive life	159.4	166.2	166.8
Non-interest sensitive life	192.0	198.8	199.4
Total average liabilities for insurance products, net of reinsurance ceded	$3,847.6	$3,760.4	$3,822.4
Revenues:
Insurance policy income	$626.0	$621.5	$608.9
Net investment income:
General account invested assets	266.5	275.0	281.4
Fixed index products	6.3	17.9	4.2
Trading account income related to reinsurer accounts	1.4	(3.7)	3.1
Change in value of embedded derivatives related to modified coinsurance agreements	(1.4)	3.7	(2.4)
Trading account income related to policyholder accounts	3.3	4.0	2.9
Fee revenue and other income	1.1	.9	1.1
Total revenues	903.2	919.3	899.2
Expenses:
Insurance policy benefits	505.7	497.8	469.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	14.9	14.7	16.5
Cost of options to fund index credits, net of forfeitures	5.6	6.1	8.9
Market value changes credited to policyholders	10.0	22.8	6.2
Amortization related to operations	64.6	64.9	64.9
Interest expense on investment borrowings	1.7	1.9	2.8
Other operating costs and expenses	189.5	170.5	182.1
Total benefits and expenses	792.0	778.7	750.4
Income before gain on reinsurance transaction, net realized investment gains and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	111.2	140.6	148.8
Gain on reinsurance transaction	3.8	—	—
Net realized investment gains	34.4	12.2	26.0
Amortization related to net realized investment gains	(.5)	(.4)	(2.1)
Net realized investment gains, net of related amortization	33.9	11.8	23.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	(1.5)	2.7	.1
Amortization related to fair value changes in embedded derivative liabilities	1.1	(2.1)	(.1)
Fair value changes in embedded derivative liabilities, net of related amortization	(.4)	.6	—
Income before income taxes	$148.5	$153.0	$172.7

	2014	2013	2012
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$55.2	$66.1	$77.6
Benefit ratio (a)	63.3%	64.6%	65.4%
Supplemental health:
Insurance policy benefits	$408.7	$378.1	$347.6
Benefit ratio (a)	80.1%	78.5%	76.6%
Interest-adjusted benefit ratio (b)	54.6%	52.3%	49.8%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $130.2 million, $126.4 million and $121.6 million in 2014, 2013 and 2012, respectively.

Total premium collections were $631.5 million in 2014, up .7 percent from 2013, and $627.1 million in 2013, up 3.8 percent from 2012. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3,847.6 million in 2014, up 2.3 percent from 2013, and $3,760.4 million in 2013, down 1.6 percent from 2012, primarily reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 3.1 percent, to $266.5 million in 2014 and 2.3 percent, to $275.0 million in 2013. As a result of the sale of CLIC, investment income decreased by approximately $5.2 million in 2014, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Prior to the sale of CLIC, such business was ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block are held by CLIC.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $6.3 million, $17.9 million and $4.2 million in 2014, 2013 and 2012, respectively. Such amounts were generally offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Trading account income related to reinsurer accounts primarily represents the income on trading securities which were held to act as hedges for embedded derivatives related to a modified coinsurance agreement. The income on such trading account securities was designed to substantially offset the change in value of embedded derivatives related to a modified coinsurance agreement. Such trading securities were sold in the second quarter of 2014 in conjunction with the recapture of a modified coinsurance agreement.

Change in value of embedded derivatives related to modified coinsurance agreements is described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We transferred a specific block of investments related to these agreements to our trading securities account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives was largely offset by the change in value of the trading securities. In the second quarter of 2014, we recaptured this modified coinsurance agreement and the embedded derivative was eliminated.

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

Insurance policy benefits fluctuated as a result of the factors summarized below. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

In the fourth quarter of 2014, we completed our comprehensive annual review of actuarial assumptions. Such review resulted in a $9 million increase in reserves related to a block of payout annuities due to changes in our interest rate and mortality assumptions for this block.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $31.9 million, $36.2 million and $41.0 million in 2014, 2013 and 2012, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) were sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets. The benefit ratio will fluctuate depending on the claim experience during the year.

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $101.8 million, $103.4 million and $106.2 million in 2014, 2013 and 2012, respectively. The benefit ratio on these products was 80.1 percent, 78.5 percent and 76.6 percent in 2014, 2013 and 2012, respectively. In addition, the insurance margin on supplemental health products was reduced by $2.5 million related to premium refunds due to the use of a new process to identify changes in the status of insureds in a more timely manner. The benefit ratios on this business can be impacted by changes in the extent to which policyholders convert their current policies to policies with additional benefits, as well as persistency in certain blocks. The benefits ratio in 2013 and 2014 reflect a decision we made in 2013 to reduce the commission we pay on certain conversion activity. While we believe this change will improve the longer-term profitability of the block, lower conversions of policies with return-of-premium features that are approaching maturity, results in lower reserve releases. Accordingly, the benefit ratio on this block has increased. The interest adjusted benefit ratio on this supplemental health business was 54.6 percent, 52.3 percent and 49.8 percent in 2014, 2013 and 2012, respectively. We currently expect the interest-adjusted benefit ratio on this supplemental health business to be in the 54 percent range in 2015.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $14.9 million, $14.7 million and $16.5 million in 2014, 2013 and 2012, respectively.

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

Interest expense on investment borrowings represents $1.7 million, $1.9 million and $2.8 million of interest expense on collateralized borrowings in 2014, 2013 and 2012, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $189.5 million, $170.5 million and $182.1 million in 2014, 2013 and 2012, respectively. Other operating costs and expenses include commission expense of $64.6 million, $63.1 million and $69.9 million in 2014, 2013 and 2012, respectively. Expenses in 2014 included approximately $7 million of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and are expected to continue after the completion of the sale of CLIC. In addition, 2013 reflects lower legal expenses than the previous year.

Gain on reinsurance transaction of $3.8 million related to the recapture of a modified coinsurance agreement in the second quarter of 2014.

Net realized investment gains fluctuate each period. During 2014, net realized investment gains in this segment included $37.8 million of net gains from the sales of investments (primarily fixed maturities) and $3.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, net realized investment gains in this segment included $15.9 million of net gains from the sales of investments (primarily fixed maturities) and $3.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $40.5 million of net gains from the sales of investments (primarily fixed maturities) and $14.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.5 million, $.4 million and $2.1 million in 2014, 2013 and 2012, respectively.

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

Colonial Penn (dollars in millions)

	2014	2013	2012
Premium collections:
Life	$241.7	$227.6	$211.9
Supplemental health	3.4	4.1	4.9
Total collections	$245.1	$231.7	$216.8
Average liabilities for insurance products:
SPIAs - mortality based	$69.6	$73.5	$76.5
Health:
Medicare supplement	8.3	9.2	10.2
Other health	4.5	4.7	4.9
Life:
Interest sensitive	17.0	17.5	18.7
Non-interest sensitive	649.8	629.4	604.5
Total average liabilities for insurance products, net of reinsurance ceded	$749.2	$734.3	$714.8
Revenues:
Insurance policy income	$246.0	$232.1	$217.8
Net investment income on general account invested assets	41.7	40.0	40.4
Fee revenue and other income	1.0	.8	.7
Total revenues	288.7	272.9	258.9
Expenses:
Insurance policy benefits	172.5	165.0	160.3
Amounts added to annuity and interest-sensitive life product account balances	.7	.7	.8
Amortization related to operations	15.3	14.5	15.0
Other operating costs and expenses	99.4	105.2	91.4
Total benefits and expenses	287.9	285.4	267.5
Income (loss) before net realized investment gains and income taxes	.8	(12.5)	(8.6)
Net realized investment gains	1.1	.4	7.2
Income (loss) before income taxes	$1.9	$(12.1)	$(1.4)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. Based on our current advertising plan, we expect this segment to report slightly positive earnings (before net realized investment gains (losses) and income taxes) in 2015, but because of the seasonality of the advertising spend, we expect a loss in the $7 million range in the first quarter of 2015.

Total premium collections increased 5.8 percent, to $245.1 million, in 2014 and 6.9 percent, to $231.7 million, in 2013. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of business.

Net investment income on general account invested assets increased in 2014 primarily due to the higher general account invested assets as a result of growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such marketing expenses totaled $71.3 million, $76.7 million and $66.1 million in 2014, 2013 and 2012, respectively. Marketing expenses in 2014 reflect a modest increase in the deferral of acquisition costs due to a slight shift to deferrable direct mail marketing activities. Although the effectiveness of our sales and marketing expenditures have improved, we continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains fluctuated each period. During 2014, we recognized $1.1 million of net gains from the sales of investments (primarily fixed maturities). During 2013, net realized investment gains in this segment included $.6 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $7.8 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Corporate Operations (dollars in millions)

	2014	2013	2012
Corporate operations:
Interest expense on corporate debt	$(43.9)	$(51.3)	$(66.2)
Net investment income (loss):
General investment portfolio	8.5	5.4	3.6
Other special-purpose portfolios:
COLI	(1.3)	15.7	5.0
Investments held in a rabbi trust	.4	1.3	4.3
Investments in certain hedge funds	(2.8)	4.9	(2.1)
Other trading account activities	10.1	12.5	20.3
Fee revenue and other income	6.7	6.2	1.2
Net operating results of variable interest entities	—	—	12.3
Interest expense on investment borrowings	(.1)	(.1)	(.4)
Other operating costs and expenses	(75.9)	(27.3)	(64.5)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and income taxes	(98.3)	(32.7)	(86.5)
Net realized investment gains (losses)	(9.9)	(1.5)	1.8
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(8.0)	(10.2)	—
Net revenue pursuant to transition and support services agreements	2.6	—	—
Loss on extinguishment or modification of debt	(.6)	(65.4)	(200.2)
Loss before income taxes	$(114.2)	$(109.8)	$(284.9)

Interest expense on corporate debt has been impacted by: (i) repayments of the Senior Secured Credit Agreement; (ii) the amendment to our Senior Secured Credit Agreement in May 2013 which reduced the interest rate payable; (iii) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Senior Debentures due 2016 (the "7.0% Debentures"); (iv) repayments of the Senior Health Note due November 12, 2013; and (v) the recapitalization transactions completed in September 2012. Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $838.2 million, $926.9 million and $882.7 million in 2014, 2013 and 2012, respectively. The average interest rate on our debt was 4.5 percent, 4.8 percent and 6.8 percent in 2014, 2013 and 2012, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We also recognized death benefits of $1.7 million and $2.9 million related to the COLI in 2014 and 2013, respectively.

Net operating results of variable interest entities relates to the 2012 period and represents the impact of consolidating various VIEs in accordance with GAAP. These entities were established to issue securities and use the proceeds to invest in loans and other permitted assets. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for more information on the VIEs. Beginning January 1, 2013, the earnings from the VIEs are recognized by our segments as follows: (i) investment income earned on investments in the VIEs made by our insurance segments are recognized in the segment's earnings; (ii) investment income earned on investments in the VIEs made by the Corporate segment are recognized in the Corporate segment earnings; (iii) fee revenue earned for providing investment management services to the VIEs is recognized in fee revenue and other income in the Corporate segment; and (iv) earnings from the non-controlling interests in the VIEs are recognized as "equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests."

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. In 2014, 2013 and 2012, other operating costs and expenses were increased (decreased) by $26.9 million, $(15.9) million and $9.7 million, respectively, related to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan and former executive retirement annuities. In addition, such amounts in the first three months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation. In 2012, we also recognized a $6.8 million charge related to the relocation of Bankers Life's primary office.

Net realized investment gains (losses) often fluctuate each period. During 2014, net realized investment losses in this segment included $9.2 million of net gains from the sales of investments (of which $2.2 million were losses recognized by VIEs) and $19.1 million of writedowns of investments (none of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2013, net realized investment losses in this segment included $.4 million of net losses from the sales of investments (of which $.5 million were losses recognized by VIEs) and $1.1 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2012, net realized investment gains in this segment included $2.6 million of net gains from the sales of investments (of which $.4 million were gains recognized by VIEs) and $.8 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.

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

Loss on extinguishment or modification of debt in 2014 of $.6 million resulted from: (i) expenses related to the amendment of the Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million. The loss on extinguishment of debt of $65.4 million in 2013 resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Senior Secured Credit Agreement. The loss on extinguishment of debt of $200.2 million in 2012 represents: (i) $136.5 million due to our repurchase of $200.0 million principal amount of 7.0% Debentures and the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures; (ii) $58.2 million related to the tender offer and consent solicitation for the 9.0% Senior Secured Notes due January 2018 (the "9.0% Notes"), the write-off of unamortized issuance costs related to the 9.0% Notes and other transactions; (iii) $5.1 million representing the write-off of unamortized discount and issuance costs associated with repayments of a previous senior secured credit agreement; and (iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our Senior Secured Credit Agreement. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

Other CNO Business (dollars in millions)

The Other CNO Business segment included the long-term care business that was ceded to BRe effective December 31, 2013, as further described below. This segment also included the overhead expense of CLIC that is expected to continue after the completion of the CLIC sale. The Other CNO Business segment no longer exists, effective January 1, 2014. Beginning on January 1, 2014 the overhead of CLIC that is expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments.

	2013	2012
Premium collections:
Long-term care (all renewal)	$23.6	$25.1

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$467.4	$467.0

Revenues:
Insurance policy income	$24.1	$25.6
Net investment income on general account invested assets	33.3	32.9
Total revenues	57.4	58.5
Expenses:
Insurance policy benefits	59.2	63.2
Other operating costs and expenses:
Related to the long-term care business reinsured in 4Q13	6.2	4.5
Overhead expense of CLIC expected to continue after the completion of the sale	19.6	20.5
Total benefits and expenses	85.0	88.2
Loss before loss related to reinsurance transaction and income taxes	(27.6)	(29.7)
Loss related to reinsurance transaction	(98.4)	—
Loss before income taxes	$(126.0)	$(29.7)

	2013	2012
Health benefit ratios:
Long-term care:
Insurance policy benefits	$59.2	$63.4
Benefit ratio (a)	245.7%	247.0%
Interest-adjusted benefit ratio (b)	131.2%	137.6%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $27.6 million and $28.1 million in 2013 and 2012, respectively.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income. The long-term care policies in this segment generally provide for indemnity and non-indemnity benefits on a guaranteed renewable or non-cancellable basis. The benefit ratio on our long-term care policies was 245.7 percent and 247.0 percent in 2013 and 2012, respectively. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our insurance policy benefits reflected reserve deficiencies from prior years of $5.1 million and $9.2 million in 2013 and 2012, respectively. Excluding the effects of prior year claim reserve deficiencies, our benefit ratios would have been 224.6 percent and 211.1 percent in 2013 and 2012, respectively. These ratios reflect the level of incurred claims experienced in recent periods, adverse development on claims incurred in prior periods and lower policy income. The prior period deficiencies have primarily resulted from the impact of paid claim experience being different than prior estimates.

The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by investment income earned on the assets which have accumulated. The interest-adjusted benefit ratio for long-term care products is calculated by dividing the insurance product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by insurance policy income. The interest-adjusted benefit ratio on this business was 131.2 percent and 137.6 percent in 2013 and 2012, respectively. Excluding the effects of prior year claim reserve deficiencies, our interest-adjusted benefit ratios would have been 110.0 percent and 101.8 percent in 2013 and 2012, respectively.

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

Loss related to reinsurance transaction resulted from the long-term care business in this segment being ceded under 100% coinsurance agreements effective December 31, 2013. As a result, the long-term care reserves in this segment were ceded to BRe. Pursuant to the agreements, we paid an additional premium of $96.9 million to BRe plus an amount equal to the related net statutory liabilities. The reinsurance receivables related to the agreements will be secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe. We evaluate this block separately to determine whether aggregate liabilities are deficient. We recognized a pre-tax loss of $98.4 million in 2013 to reflect: (i) the known loss (or premium deficiency) on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe; and (ii) other transaction costs related to the reinsurance agreements.

Amounts related to CLIC prior to being sold (dollars in millions)

	2014	2013	2012
Premium collections:
Annuities	$.2	$.3	$.3
Life	71.0	142.0	155.4
Total collections	$71.2	$142.3	$155.7
Average liabilities for insurance products:
Fixed index annuities	$—	$.6	$—
Fixed interest annuities	—	148.4	157.5
SPIAs and supplemental contracts:
Mortality based	—	39.2	41.9
Deposit based	—	106.7	123.7
Health:
Supplemental health	—	146.9	157.4
Medicare supplement	—	2.2	3.1
Other health	—	6.7	12.5
Life:
Interest sensitive	—	2,317.8	2,388.1
Non-interest sensitive	—	432.1	450.3
Total average liabilities for insurance products, net of reinsurance ceded	$—	$3,200.6	$3,334.5
Revenues:
Insurance policy income	$106.0	$218.3	$245.7
Net investment income:
General account invested assets	100.7	210.2	222.6
Fixed index products	1.3	7.9	—
Fee revenue and other income	—	5.1	—
Total revenues	208.0	441.5	468.3
Expenses:
Insurance policy benefits	115.8	239.6	291.9
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	43.2	90.2	97.9
Cost of options to fund index credits, net of forfeitures	.8	1.4	1.8
Market value changes credited to policyholders	.9	7.9	.1
Amortization related to operations	4.3	8.8	16.6
Interest expense on investment borrowings	9.1	19.3	19.9
Other operating costs and expenses	13.3	41.0	80.9
Total benefits and expenses	187.4	408.2	509.1
Income (loss) before net realized investment gains (losses), loss on sale of CLIC and income taxes	20.6	33.3	(40.8)
Net realized investment gains (losses)	2.8	6.0	(6.9)
Amortization related to net realized investment gains (losses)	—	—	(.1)
Net realized investment gains (losses), net of related amortization	2.8	6.0	(7.0)
Earnings of CLIC prior to being sold	23.4	39.3	(47.8)
Loss on sale of CLIC	(269.7)	—	—
Income (loss) before income taxes	$(246.3)	$39.3	$(47.8)

The information summarized above represents the pre-tax earnings related to the operations of CLIC prior to being sold (which occurred on July 1, 2014) as well as the loss on the sale of CLIC. Operating expenses exclude overhead expense that is expected to continue after the sale of CLIC. Refer to the note to the consolidated financial statements entitled "Sale of Subsidiary" for additional information.

Total premium collections were $142.3 million in 2013, down 8.6 percent from 2012. The decrease in collected premiums was primarily due to policyholder redemptions and lapses. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.2 billion in 2013, down 4.0 percent from 2012. The decreases in such liabilities were primarily due to policyholder redemptions and lapses.

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

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 5.6 percent, to $210.2 million in 2013. The decrease in net investment income is primarily due to the lower invested assets in this segment as the business runs off.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $1.3 million, $7.9 million and nil in 2014, 2013 and 2012, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income in 2013 included a $5 million favorable impact from the settlement of a reinsurance matter.

Insurance policy benefits in 2012 included approximately $43 million of increases to future loss reserves primarily resulting from decreased projected future investment yields related to interest-sensitive insurance products. During 2013, our review of assumptions resulted in no significant adjustments. We did not change our long-term interest rate assumptions, as investment results were relatively consistent with our 2013 new money rate assumptions.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $43.2 million, $90.2 million and $97.9 million in 2014, 2013 and 2012, respectively. The decrease was primarily due to a smaller block of interest-sensitive life business inforce due to lapses in recent periods.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs were generally amortized either: (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products. In addition, for interest-sensitive life and annuity products, we were required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits. For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization was only adjusted if expected premium revenue changes. The assumptions we used to estimate our future gross profits and premiums involved significant judgment. Earnings on our interest-sensitive life products, which comprised a significant part of this block, was subject to volatility since our insurance acquisition costs were equal to the value of future estimated gross profits. Accordingly, the impact of adverse changes in our earlier estimates of future gross profits was generally reflected in earnings in the period such differences occur. In 2013, amortization of insurance acquisition costs in the annuity block was favorably impacted primarily due to revising our lapse assumptions as we had experienced lower surrenders than reflected in our previous assumptions. Amortization related to operations in 2012 was impacted by an acceleration of amortization due to lower projected estimated gross profits for interest-sensitive life products. The lower profits primarily resulted from decreased projected future investment yields, as described above under insurance policy benefits.

Interest expense on investment borrowings includes $9.1 million, $19.3 million and $19.9 million of interest expense on collateralized borrowings in 2014, 2013 and 2012, respectively.

Other operating costs and expenses were $13.3 million, $41.0 million and $80.9 million in 2014, 2013 and 2012, respectively. Other operating costs and expenses include commission expense of $.2 million, $3.8 million and $4.5 million in 2014, 2013 and 2012, respectively. In 2012, we recognized charges of $41.5 million related to pending lawsuits that were subsequently settled.

Net realized investment gains (losses) fluctuate each period. During 2014, we recognized net realized investment gains in this segment of $2.8 million from the sales of investments (primarily fixed maturities). During 2013, net realized investment gains in this segment included $6.6 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, net realized investment gains in this segment included $6.3 million of net gains from the sales of investments (primarily fixed maturities) and $13.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil, nil and $.1 million in 2014, 2013 and 2012, respectively.

EBIT FROM BUSINESS SEGMENTS CONTINUING AFTER THE CLIC SALE SUMMARIZED BY IN-FORCE AND NEW BUSINESS

Management believes that an analysis of EBIT from our business segments continuing after the CLIC sale, separated between in-force and new business, provides increased clarity around the value drivers of our business, particularly since the new business results are significantly impacted by the rate of sales, mix of business and the distribution channel through which new sales are made. EBIT from new business includes pre-tax revenues and expenses associated with new sales of our insurance products during the first year after the sale is completed. EBIT from in-force business includes all pre-tax revenues and expenses associated with sales of insurance products that were completed more than one year before the end of the reporting period. The allocation of certain revenues and expenses between new and in-force business is based on estimates, which we believe are reasonable.

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three years ended December 31, 2014:

Business segments - total (dollars in millions)

	2014	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$2,163.4	$2,147.1	$2,131.4
Net investment income and other	1,263.2	1,348.8	1,179.7
Total revenues	3,426.6	3,495.9	3,311.1
Benefits and expenses:
Insurance policy benefits	2,136.4	2,287.9	2,107.1
Amortization	228.2	236.3	237.9
Other expenses	357.5	358.6	370.3
Total benefits and expenses	2,722.1	2,882.8	2,715.3
EBIT from In-Force Business	$704.5	$613.1	$595.8

EBIT from New Business
Revenues:
Insurance policy income	$360.3	$379.3	$378.3
Net investment income and other	43.3	47.8	38.7
Total revenues	403.6	427.1	417.0
Benefits and expenses:
Insurance policy benefits	240.6	267.1	260.7
Amortization	26.4	30.6	29.6
Other expenses	342.2	331.5	311.1
Total benefits and expenses	609.2	629.2	601.4
EBIT from New Business	$(205.6)	$(202.1)	$(184.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$2,523.7	$2,526.4	$2,509.7
Net investment income and other	1,306.5	1,396.6	1,218.4
Total revenues	3,830.2	3,923.0	3,728.1
Benefits and expenses:
Insurance policy benefits	2,377.0	2,555.0	2,367.8
Amortization	254.6	266.9	267.5
Other expenses	699.7	690.1	681.4
Total benefits and expenses	3,331.3	3,512.0	3,316.7
EBIT from In-Force and New Business	$498.9	$411.0	$411.4

Bankers Life (dollars in millions)

	2014	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$1,411.0	$1,378.0	$1,381.3
Net investment income and other	943.3	976.9	815.4
Total revenues	2,354.3	2,354.9	2,196.7
Benefits and expenses:
Insurance policy benefits	1,484.3	1,574.7	1,431.2
Amortization	153.3	160.9	161.8
Other expenses	184.7	176.7	186.4
Total benefits and expenses	1,822.3	1,912.3	1,779.4
EBIT from In-Force Business	$532.0	$442.6	$417.3

EBIT from New Business
Revenues:
Insurance policy income	$240.7	$270.7	$276.1
Net investment income and other	43.3	47.8	38.7
Total revenues	284.0	318.5	314.8
Benefits and expenses:
Insurance policy benefits	183.3	214.0	211.7
Amortization	21.4	26.6	25.8
Other expenses	224.4	210.0	193.7
Total benefits and expenses	429.1	450.6	431.2
EBIT from New Business	$(145.1)	$(132.1)	$(116.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$1,651.7	$1,648.7	$1,657.4
Net investment income and other	986.6	1,024.7	854.1
Total revenues	2,638.3	2,673.4	2,511.5
Benefits and expenses:
Insurance policy benefits	1,667.6	1,788.7	1,642.9
Amortization	174.7	187.5	187.6
Other expenses	409.1	386.7	380.1
Total benefits and expenses	2,251.4	2,362.9	2,210.6
EBIT from In-Force and New Business	$386.9	$310.5	$300.9

Washington National (dollars in millions)

	2014	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$552.1	$558.0	$550.0
Net investment income and other	277.2	297.8	290.3
Total revenues	829.3	855.8	840.3
Benefits and expenses:
Insurance policy benefits	505.2	514.2	476.4
Amortization	60.0	61.3	62.0
Other expenses	141.2	128.4	134.3
Total benefits and expenses	706.4	703.9	672.7
EBIT from In-Force Business	$122.9	$151.9	$167.6

EBIT from New Business
Revenues:
Insurance policy income	$73.9	$63.5	$58.9
Net investment income and other	—	—	—
Total revenues	73.9	63.5	58.9
Benefits and expenses:
Insurance policy benefits	31.0	27.2	24.2
Amortization	4.6	3.6	2.9
Other expenses	50.0	44.0	50.6
Total benefits and expenses	85.6	74.8	77.7
EBIT from New Business	$(11.7)	$(11.3)	$(18.8)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$626.0	$621.5	$608.9
Net investment income and other	277.2	297.8	290.3
Total revenues	903.2	919.3	899.2
Benefits and expenses:
Insurance policy benefits	536.2	541.4	500.6
Amortization	64.6	64.9	64.9
Other expenses	191.2	172.4	184.9
Total benefits and expenses	792.0	778.7	750.4
EBIT from In-Force and New Business	$111.2	$140.6	$148.8

Colonial Penn (dollars in millions)

	2014	2013	2012
EBIT from In-Force Business
Revenues:
Insurance policy income	$200.3	$187.0	$174.5
Net investment income and other	42.7	40.8	41.1
Total revenues	243.0	227.8	215.6
Benefits and expenses:
Insurance policy benefits	146.9	139.8	136.3
Amortization	14.9	14.1	14.1
Other expenses	31.6	27.7	24.6
Total benefits and expenses	193.4	181.6	175.0
EBIT from In-Force Business	$49.6	$46.2	$40.6

EBIT from New Business
Revenues:
Insurance policy income	$45.7	$45.1	$43.3
Net investment income and other	—	—	—
Total revenues	45.7	45.1	43.3
Benefits and expenses:
Insurance policy benefits	26.3	25.9	24.8
Amortization	.4	.4	.9
Other expenses	67.8	77.5	66.8
Total benefits and expenses	94.5	103.8	92.5
EBIT from New Business	$(48.8)	$(58.7)	$(49.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$246.0	$232.1	$217.8
Net investment income and other	42.7	40.8	41.1
Total revenues	288.7	272.9	258.9
Benefits and expenses:
Insurance policy benefits	173.2	165.7	161.1
Amortization	15.3	14.5	15.0
Other expenses	99.4	105.2	91.4
Total benefits and expenses	287.9	285.4	267.5
EBIT from In-Force and New Business	$.8	$(12.5)	$(8.6)

Other CNO Business (dollars in millions)

	2013	2012
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$24.1	$25.6
Net investment income and other	33.3	32.9
Total revenues	57.4	58.5
Benefits and expenses:
Insurance policy benefits	59.2	63.2
Amortization	—	—
Other expenses	25.8	25.0
Total benefits and expenses	85.0	88.2
EBIT from In-Force Business	$(27.6)	$(29.7)

_________________________

(a)	All activity in the Other CNO Business segment related to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment grew in 2014 and 2013 primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects new sales.

The EBIT from in-force business in the Washington National segment was lower in 2014 due to the run-off of the Medicare supplement business in this segment and additional overhead expenses that were previously allocated to the Other CNO Business segment. EBIT from in-force business in the Washington National segment was lower in 2013 due to higher supplemental health benefit ratios and the run-off of the Medicare supplement business in this segment as compared to 2012.

The EBIT from in-force business in the Colonial Penn segment in 2014 and 2013 reflects growth in the size of the block. The EBIT from new business in the Colonial Penn segment in 2014 reflects a modest increase in the deferral of acquisition costs due to a light shift to deferrable direct mail marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "B++", "BBB+", "BBB" and "Baa2", respectively.    For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2014	2013	2012
Premiums collected by product:
Annuities:
Fixed index (first-year)	$646.2	$566.8	$505.0
Other fixed rate (first-year)	129.1	170.6	198.0
Other fixed rate (renewal)	7.0	6.7	6.0
Subtotal - other fixed rate annuities	136.1	177.3	204.0
Total annuities	782.3	744.1	709.0
Health:
Medicare supplement (first-year)	88.6	92.1	99.4
Medicare supplement (renewal)	654.7	653.2	617.8
Subtotal - Medicare supplement	743.3	745.3	717.2
Long-term care (first-year)	16.8	21.2	23.4
Long-term care (renewal)	483.8	512.8	523.1
Subtotal - long-term care	500.6	534.0	546.5
PDP (first year)	—	.1	.7
PDP (renewal)	6.8	18.1	47.1
Subtotal – PDP	6.8	18.2	47.8
Supplemental health (first-year)	7.6	8.3	1.9
Supplemental health (renewal)	8.7	1.6	—
Subtotal – supplemental health	16.3	9.9	1.9
Other health (first-year)	.7	1.3	1.4
Other health (renewal)	7.4	9.1	9.1
Subtotal - other health	8.1	10.4	10.5
Total health	1,275.1	1,317.8	1,323.9
Life insurance:
First-year	157.0	163.3	149.9
Renewal	267.9	205.0	164.7
Total life insurance	424.9	368.3	314.6
Collections on insurance products:
Total first-year premium collections on insurance products	1,046.0	1,023.7	979.7
Total renewal premium collections on insurance products	1,436.3	1,406.5	1,367.8
Total collections on insurance products	$2,482.3	$2,430.2	$2,347.5

Annuities in this segment include fixed index and other fixed annuities sold to the senior market. Annuity collections in this segment increased 5.1 percent, to $782.3 million in 2014 and 5.0 percent, to $744.1 million, in 2013. Premium collections from our fixed index products were favorably impacted in 2014 and 2013 by the general stock market performance which made these products attractive to certain customers. Premium collections from Bankers Life's other fixed rate annuity products have decreased in recent periods as low new money rates negatively impacted our sales and the overall sales in the fixed rate annuity market.

Health products include Medicare supplement, long-term care, PDP contracts and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased .3 percent, to $743.3 million, in 2014 and increased 3.9 percent, to $745.3 million, in 2013. In recent periods, we experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees. Our new agents often focus their sales efforts on Medicare supplement products. Accordingly, first year collected premiums on Medicare supplement policies were impacted by lower recruiting levels of new agents in 2014.

Premiums collected on Bankers Life's long-term care policies decreased 6.3 percent, to $500.6 million in 2014 and 2.3 percent, to $534.0 million in 2013, reflecting the run-off of this business and a continuing shift in the mix of new business to short-term care sales, which have lower premiums per policy.

Premiums collected on PDP business related to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The premiums collected in 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Premiums collected on supplemental health products relate to a new critical illness product that was introduced in 2012.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 15 percent, $424.9 million, in 2014 and 17 percent, to $368.3 million, in 2013. Collected premiums in 2014 and 2013 reflect higher sales in this segment in recent years and higher persistency.

Washington National (dollars in millions)

	2014	2013	2012
Premiums collected by product:
Health:
Medicare supplement (first-year)	$—	$.3	$1.0
Medicare supplement (renewal)	85.2	101.6	112.9
Subtotal - Medicare supplement	85.2	101.9	113.9
Supplemental health (first-year)	72.8	64.7	59.2
Supplemental health (renewal)	442.6	426.6	400.5
Subtotal – supplemental health	515.4	491.3	459.7
Other health (first-year)	.2	.2	—
Other health (renewal)	2.2	2.9	3.4
Subtotal – other health	2.4	3.1	3.4
Total health	603.0	596.3	577.0
Life insurance:
First-year	4.4	4.6	4.1
Renewal	21.5	21.9	19.7
Total life insurance	25.9	26.5	23.8
Annuities:
Fixed index (first-year)	.2	.4	.6
Fixed index (renewal)	1.8	3.4	2.3
Subtotal - fixed index annuities	2.0	3.8	2.9
Other fixed rate (renewal)	.6	.5	.6
Total annuities	2.6	4.3	3.5
Collections on insurance products:
Total first-year premium collections on insurance products	77.6	70.2	64.9
Total renewal premium collections on insurance products	553.9	556.9	539.4
Total collections on insurance products	$631.5	$627.1	$604.3

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 16 percent, to $85.2 million, in 2014 and 11 percent, to $101.9 million, in 2013. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 4.9 percent, to $515.4 million, in 2014 and 6.9 percent, to $491.3 million, in 2013. Such increases are due to higher new sales in each year and steady persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 4.4 percent in 2014 compared to 2013, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected decreased 2.3 percent, to $25.9 million, in 2014 and increased 11 percent, to $26.5 million, in 2013.

Annuities in this segment include fixed index and other fixed annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	2014	2013	2012
Premiums collected by product:
Life insurance:
First-year	$45.7	$45.2	$43.1
Renewal	196.0	182.4	168.8
Total life insurance	241.7	227.6	211.9
Health (all renewal):
Medicare supplement	3.2	3.7	4.5
Other health	.2	.4	.4
Total health	3.4	4.1	4.9
Collections on insurance products:
Total first-year premium collections on insurance products	45.7	45.2	43.1
Total renewal premium collections on insurance products	199.4	186.5	173.7
Total collections on insurance products	$245.1	$231.7	$216.8
Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.2 percent, to $241.7 million, in 2014 and 7.4 percent, to $227.6 million, in 2013. Graded benefit life products sold through our direct response marketing channel accounted for $239.5 million, $225.2 million and $209.2 million of collected premiums in 2014, 2013 and 2012, respectively.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Other CNO Business (dollars in millions)

	2014	2013	2012
Premiums collected by product:
Health:
Long-term care (all renewal)	$—	$23.6	$25.1

The Other CNO Business segment reflected the long-term care premiums collected prior to the reinsurance agreement with BRe effective December 31, 2013. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance" for additional information.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 90 percent of our $24.9 billion investment portfolio at December 31, 2014. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2014 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$20,634.9	83%
Equity securities	419.0	2
Mortgage loans	1,691.9	7
Policy loans	106.9	—
Trading securities	244.9	1
Investments held by variable interest entities	1,367.1	5
Company-owned life insurance	157.6	1
Other invested assets	286.0	1
Total investments	$24,908.3	100%

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

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2014 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,277.7	11.0%	$3.0	3.1%
Energy/pipelines	2,007.2	9.7	49.0	50.6
Utilities	1,780.7	8.6	—	—
Insurance	1,468.8	7.1	.7	.7
Collateralized mortgage obligations	1,341.0	6.5	1.3	1.4
Commercial mortgage-backed securities	1,276.3	6.2	.5	.6
Asset-backed securities	1,269.0	6.2	3.4	3.5
Healthcare/pharmaceuticals	1,133.0	5.5	1.2	1.2
Food/beverage	928.8	4.5	3.5	3.6
Cable/media	853.4	4.1	3.2	3.3
Real estate/REITs	723.2	3.5	.1	.1
Banks	662.5	3.2	.5	.6
Capital goods	587.7	2.8	1.7	1.7
Aerospace/defense	401.7	1.9	1.2	1.3
Transportation	397.2	1.9	—	—
Chemicals	396.7	1.9	1.3	1.3
Telecom	371.5	1.8	2.7	2.8
Collateralized debt obligations	324.5	1.6	3.4	3.5
Building materials	324.2	1.6	3.7	3.8
Metals and mining	281.0	1.4	7.3	7.6
Paper	260.5	1.3	.1	.1
Brokerage	250.3	1.2	.7	.7
Technology	220.2	1.1	.4	.4
Business services	208.3	1.0	5.8	6.0
Other	889.5	4.4	2.1	2.1
Total fixed maturities, available for sale	$20,634.9	100.0%	$96.8	100.0%

At December 31, 2014, the carrying value of the Company's fixed maturity securities in the energy/pipeline sector was $2.0 billion, with gross unrealized gains of $194.7 million and gross unrealized losses of $49.0 million. Although these securities are of high quality (87 percent are rated investment grade) and diversified (over 85 individual credits/issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2014 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy/pipelines	$1.6	$26.3	$6.4	$14.7	$49.0
Metals and mining	—	6.7	.6	—	7.3
Business services	—	—	5.7	.1	5.8
Building materials	—	—	3.3	.4	3.7
Food/beverage	.3	.2	2.1	.9	3.5
Asset-backed securities	.5	1.1	.1	1.7	3.4
Collateralized debt obligations	3.4	—	—	—	3.4
Cable/media	—	1.5	.9	.8	3.2
States and political subdivisions	.7	—	2.3	—	3.0
Telecom	—	—	1.6	1.2	2.8
Capital goods	—	.1	—	1.6	1.7
Collateralized mortgage obligations	.5	.1	.3	.4	1.3
Chemicals	—	1.1	—	.2	1.3
Aerospace/defense	—	—	.1	1.1	1.2
Healthcare/pharmaceuticals	—	1.0	.2	—	1.2
Retail	—	.8	—	—	.8
Brokerage	—	.5	.2	—	.7
Insurance	.1	.6	—	—	.7
Commercial mortgage-backed securities	.5	—	—	—	.5
Banks	.4	.1	—	—	.5
Technology	—	—	.1	.3	.4
Autos	—	.1	.2	—	.3
Consumer products	—	—	.1	—	.1
Paper	—	.1	—	—	.1
United States Treasury securities and obligations of United States government corporations and agencies	.1	—	—	—	.1
Entertainment/hotels	—	—	.1	—	.1
Gaming	—	—	.1	—	.1
Other	—	.6	—	—	.6
Total fixed maturities, available for sale	$8.1	$40.9	$24.4	$23.4	$96.8

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

Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Securities not publicly traded comprise approximately 10 percent of our total fixed maturity securities portfolio.

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

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market data.  Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value.  Financial instruments that rarely trade would often have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2014 and 2013.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 26 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk-free rates, risk premiums, performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are developed and discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating and other factors relating to the issuer and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset classes.  Such inputs typically include:  benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

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

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2014 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,605.1	$365.9	$13,971.0
United States Treasury securities and obligations of United States government corporations and agencies	—	168.9	—	168.9
States and political subdivisions	—	2,242.2	35.5	2,277.7
Debt securities issued by foreign governments	—	1.9	—	1.9
Asset-backed securities	—	1,209.8	59.2	1,269.0
Collateralized debt obligations	—	324.5	—	324.5
Commercial mortgage-backed securities	—	1,275.1	1.2	1,276.3
Mortgage pass-through securities	—	4.2	.4	4.6
Collateralized mortgage obligations	—	1,341.0	—	1,341.0
Total fixed maturities, available for sale	—	20,172.7	462.2	20,634.9
Equity securities - corporate securities	216.9	174.1	28.0	419.0
Trading securities:
Corporate securities	—	24.3	—	24.3
United States Treasury securities and obligations of United States government corporations and agencies	—	3.7	—	3.7
Asset-backed securities	—	24.0	—	24
Commercial mortgage-backed securities	—	131.0	28.6	159.6
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	29.7	—	29.7
Equity securities	3.5	—	—	3.5
Total trading securities	3.5	212.8	28.6	244.9
Investments held by variable interest entities - corporate securities	—	1,367.1	—	1,367.1
Other invested assets - derivatives	1.4	107.2	—	108.6
Assets held in separate accounts	—	5.6	—	5.6
Total assets carried at fair value by category	$221.8	$22,039.5	$518.8	$22,780.1

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,081.5	$1,081.5

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2014 (dollars in millions):

	December 31, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Assets of CLIC sold	Ending balance as of December 31, 2014	Amount of total gains (losses) for the year ended December 31, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$70.0	$—	$20.1	$36.8	$(69.4)	$(51.2)	$365.9	$—
States and political subdivisions	—	(1.8)	—	3.0	36.5	—	(2.2)	35.5	—
Asset-backed securities	42.2	7.6	—	5.1	14.0	—	(9.7)	59.2	—
Collateralized debt obligations	246.7	—	—	—	—	(246.7)	—	—	—
Commercial mortgage-backed securities	—	1.1	—	.1	—	—	—	1.2	—
Mortgage pass-through securities	1.6	(1.2)	—	—	—	—	—	.4	—
Total fixed maturities, available for sale	650.1	75.7	—	28.3	87.3	(316.1)	(63.1)	462.2	—
Equity securities - corporate securities	24.5	3.5	—	—	—	—	—	28.0	—
Trading securities - commercial mortgage-backed securities	—	29.0	—	(.4)	—	—	—	28.6	(.4)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(903.7)	(104.3)	(73.5)	—	—	—	—	(1,081.5)	(73.5)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities	(905.5)	(102.5)	(73.5)	—	—	—	—	(1,081.5)	(73.5)

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$71.7	$(1.7)	$—	$—	$70.0
States and political subdivisions	—	(1.8)	—	—	(1.8)
Asset-backed securities	9.9	(2.3)	—	—	7.6
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	1.1	(2.3)	—	—	(1.2)
Total fixed maturities, available for sale	83.8	(8.1)	—	—	75.7
Equity securities - corporate securities	3.5	—	—	—	3.5
Trading securities - commercial mortgage-backed securities	29.0	—	—	—	29.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(121.9)	7.5	(45.9)	56.0	(104.3)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities	(121.9)	10.9	(47.5)	56.0	(102.5)

At December 31, 2014, 85 percent of our Level 3 fixed maturities, available for sale, were investment grade and 79 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2014, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$971.9	$1,038.1	5%
AA	1,745.6	1,998.4	10
A	4,840.4	5,669.5	27
BBB+	2,275.9	2,650.3	13
BBB	3,326.7	3,708.9	18
BBB-	2,908.4	3,153.6	15
Investment grade	16,068.9	18,218.8	88
BB+	252.0	263.6	1
BB	310.7	310.5	2
BB-	437.9	438.0	2
B+ and below	1,338.6	1,404.0	7
Below-investment grade	2,339.2	2,416.1	12
Total fixed maturity securities	$18,408.1	$20,634.9	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2014	2013	2012
Weighted average general account invested assets at amortized cost	$22,939.9	$24,693.2	$24,215.5
Net investment income on general account invested assets	1,304.3	1,412.5	1,394.9
Yield earned	5.69%	5.72%	5.76%

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is evaluated primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At both December 31, 2014 and 2013, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2014, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2014, our fixed maturity portfolio had $2,323.6 million of unrealized gains and $96.8 million of unrealized losses, for a net unrealized gain of $2,226.8 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (89 percent of the portfolio); (ii) broker-dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (10 percent of the portfolio).

At December 31, 2014, approximately 10 percent of our invested assets (12 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2014, our below-investment grade fixed maturity investments had an amortized cost of $2,339.2 million and an estimated fair value of $2,416.1 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in interest rates or other general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2014, we recognized net realized investment gains of $36.7 million, which were comprised of: (i) $54.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.1 billion; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and (iv) $27.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2014, we had no investments in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was less than $.1 million, $.5 million and $.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 fixed maturity investments included structured securities with an estimated fair value of $4.2 billion (or 20 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability and cost of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will generally increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium.

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2014.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2014 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,160.7	$887.8	$908.0
4 percent – 5 percent	759.5	717.6	757.7
5 percent – 6 percent	1,880.0	1,760.1	1,882.2
6 percent – 7 percent	533.6	496.5	544.7
7 percent – 8 percent	85.3	87.0	101.3
8 percent and above	20.0	20.9	21.5
Total structured securities	$4,439.1	$3,969.9	$4,215.4

The amortized cost and estimated fair value of structured securities at December 31, 2014, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$969.4	$1,033.4	5.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	243.3	262.0	1.3
Commercial mortgage-backed securities	1,195.0	1,276.3	6.2
Asset-backed securities	1,186.6	1,269.0	6.1
Collateralized debt obligations	325.3	324.5	1.6
Other	50.3	50.2	.2
Total structured securities	$3,969.9	$4,215.4	20.4%

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

During 2014, we sold $233.7 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $13.0 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

Other Investments

At December 31, 2014, we held commercial mortgage loan investments with a carrying value of $1,691.9 million (or 6.8 percent of total invested assets) and a fair value of $1,768.9 million. We had no mortgage loans that were in the process of foreclosure at December 31, 2014. During 2014, 2013 and 2012, we recognized $6.8 million, $.8 million and $5.4 million, respectively, of impairments on commercial mortgage loans. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 13 percent, 10 percent and 7 percent of the mortgage loan balance were on properties located in California, Texas and Maryland, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2014 (dollars in millions):

	Number of loans	Carrying value
Retail	124	$473.2
Office building	56	471.2
Multi-family	31	428.4
Industrial	28	223.3
Other	9	95.8
Total commercial mortgage loans	248	$1,691.9

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2014 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	129	$224.5
$5 million but less than $10 million	61	425.3
$10 million but less than $20 million	35	481.2
Over $20 million	23	560.9
Total commercial mortgage loans	248	$1,691.9

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2014 (dollars in millions):

	Number of loans	Carrying value
2015	11	$49.3
2016	16	51.2
2017	21	113.4
2018	31	156.6
2019	24	49.5
after 2019	145	1,271.9
Total commercial mortgage loans	248	$1,691.9

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2014 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$745.8	$787.4	$1,694.1
60% to 70%	376.9	387.1	587.0
Greater than 70% to 80%	425.3	441.6	574.8
Greater than 80% to 90%	139.6	147.8	165.2
Greater than 90%	4.3	5.0	4.7
Total	$1,691.9	$1,768.9	$3,025.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2014, we held $244.9 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets also include options backing our fixed index products, COLI, credit default swaps and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2014, we held investments with an amortized cost of $1,398.1 million and an estimated fair value of $1,367.1 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2014 and December 31, 2013, primarily reflect: (i) the sale of CLIC; (ii) our net income for 2014; (iii) changes in the fair value of our fixed maturity securities, available for sale; and (iv) payments to repurchase common stock and warrants of $376.5 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2014, we increased the carrying value of such investments by $2.2 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2014 and December 31, 2013 was as follows (dollars in millions):

	December 31, 2014	December 31, 2013
Total capital:
Corporate notes payable	$794.4	$856.4
Shareholders’ equity:
Common stock	2.0	2.2
Additional paid-in capital	3,732.4	4,092.8
Accumulated other comprehensive income	825.3	731.8
Retained earnings	128.5	128.4
Total shareholders’ equity	4,688.2	4,955.2
Total capital	$5,482.6	$5,811.6

The following table summarizes certain financial ratios as of and for the years ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Book value per common share	$23.06	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	19.00	19.17
Ratio of earnings to fixed charges	1.62X	1.87X
Debt to total capital ratios:
Corporate debt to total capital	14.5%	14.7%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	17.1%	16.9%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2014, were as follows (dollars in millions):

		Payment due in
	Total	2015	2016-2017	2018-2019	Thereafter
Insurance liabilities (a)	$52,342.2	$3,234.7	$6,859.3	$6,399.2	$35,849.0
Notes payable (b)	961.8	115.1	130.1	424.1	292.5
Investment borrowings (c)	1,599.0	84.2	753.4	662.2	99.2
Borrowings related to variable interest entities (d)	1,563.9	66.1	60.1	121.7	1,316.0
Postretirement plans (e)	270.1	6.5	13.9	15.7	234.0
Operating leases and certain other contractual commitments (f)	220.7	129.1	56.0	24.5	11.1
Total	$56,957.7	$3,635.7	$7,872.8	$7,647.4	$37,801.8

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $22.3 billion included in our consolidated balance sheet as of December 31, 2014. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2014. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2014.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.15 percent.

(f)	Includes amounts related to noncancellable operating leases, sponsorship agreements and commitments to purchase investments.

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

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of December 31, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at December 31, 2014, which are maintained in custodial accounts for the benefit of the FHLB.  The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2014
$50.0	October 2015	Variable rate – 0.511%
100.0	June 2016	Variable rate – 0.610%
75.0	June 2016	Variable rate – 0.417%
100.0	October 2016	Variable rate – 0.413%
50.0	November 2016	Variable rate – 0.505%
50.0	November 2016	Variable rate – 0.640%
57.7	June 2017	Variable rate – 0.587%
50.0	August 2017	Variable rate – 0.432%
75.0	August 2017	Variable rate – 0.383%
100.0	October 2017	Variable rate – 0.661%
50.0	November 2017	Variable rate – 0.744%
50.0	January 2018	Variable rate – 0.579%
50.0	January 2018	Variable rate – 0.571%
50.0	February 2018	Variable rate – 0.542%
50.0	February 2018	Variable rate – 0.322%
22.0	February 2018	Variable rate – 0.566%
100.0	May 2018	Variable rate – 0.620%
50.0	July 2018	Variable rate – 0.703%
50.0	August 2018	Variable rate – 0.352%
50.0	January 2019	Variable rate – 0.649%
50.0	February 2019	Variable rate – 0.322%
100.0	March 2019	Variable rate – 0.642%
21.8	July 2019	Variable rate – 0.655%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.8	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.8

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

During 2014, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Washington National, Bankers Conseco Life and Bankers Life were

$8.0 million, $1.5 million and $54.0 million, respectively, at December 31, 2014. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2014, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $88.2 million; (ii) fixed income investments of $110.1 million; and (iii) equity securities and other invested assets totaling $146.3 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2014	2013	2012
Dividends from insurance subsidiaries, net of contributions	$174.0	$236.8	$265.0
Surplus debenture interest	63.3	63.7	58.9
Fees for services provided pursuant to service agreements	92.5	72.9	99.4
Total dividends and other distributions paid by insurance subsidiaries	$329.8	$373.4	$423.3

The following summarizes the current ownership structure of CNO’s primary subsidiaries:
The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In 2014, our insurance subsidiaries paid extraordinary dividends to

CDOC totaling $227.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and may seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The consolidated RBC ratio of our insurance subsidiaries was estimated at 434 percent at December 31, 2014.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 375 percent at December 31, 2014.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2014, the principal subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of CLTX:
Bankers Life	$434.5	(a)
Colonial Penn	(279.1)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $95.0 million to CLTX in 2014.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made $53.0 million of capital contributions to its insurance subsidiaries in 2014 to fund: (i) the recapture of life business written by Bankers Life that was previously ceded; and (ii) to increase the statutory capital and RBC ratios of our life insurance subsidiaries, consistent with our goal to continue to increase their financial strength ratings.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal	Interest (a)
2015	$79.2	$35.9
2016	60.5	33.2
2017	4.3	32.1
2018	378.1	28.4
2019	—	17.6
2020	275.0	17.5
	$797.1	$164.7
_________________________

(a)	Based on interest rates as of December 31, 2014.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013 and November 2014, the Company's Board of Directors approved, in aggregate, an additional $1,200.0 million to repurchase the Company's outstanding securities. In 2014, we repurchased 18.5 million shares of common stock for $319.1 million under the securities repurchase program. In addition, in September 2014, we repurchased all outstanding common stock warrants for $57.4 million under the securities repurchase program. Such warrants had been held by Paulson & Co., Inc. on behalf of several investment funds and accounts managed by them, and were issued in conjunction with a private sale of our common stock in 2009. The Company had remaining repurchase authority of $420.9 million as of December 31, 2014. We currently anticipate repurchasing a total of approximately $250 million to $325 million of our common stock during 2015, absent compelling alternatives. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In May 2012, we initiated a common stock dividend program. In 2014, 2013 and 2012, dividends declared and paid on common stock totaled $51.0 million ($0.24 per common share), $24.4 million ($0.11 per common share) and $13.9 million ($0.06 per common share), respectively. In March 2014, the Company increased its quarterly common stock dividend to $0.06 per share from $0.03 per share.

On May 30, 2014, the Company completed an amendment to the Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million received from the sale of CLIC be used to prepay amounts outstanding under the Senior Secured Credit Agreement.

In 2014, we made $59.4 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement. On May 30, 2014, we repurchased the remaining $3.5 million principal amount of our 7.0% Debentures for a purchase price of $3.7 million.

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

Notwithstanding the foregoing, no mandatory prepayments pursuant to item (i) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20% and (y) either (A) the financial strength rating of certain of the Company's insurance subsidiaries is equal to or better than A- (stable) from A.M. Best or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's.

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.2 percent at December 31, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (such ratio was 15.75 to 1.00 for the four quarters ended December 31, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was

434 percent at December 31, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2014, was $1,868 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $75 million as of December 31, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

The amendment to the Senior Secured Credit Agreement on May 30, 2014 did not impact the restrictions set forth in the 6.375% Indenture regarding the Company’s use of the proceeds from the sale of CLIC. Under the Indenture, the net proceeds received by the Company from the sale of CLIC (defined as "Net Available Cash" under the Indenture) may be used to: (i) reinvest in or acquire assets to be used in the insurance business or a related business; or (ii) repay the Senior Secured Credit Agreement. Under the Indenture, any Net Available Cash not so reinvested or applied within 365 days after the closing of the sale of CLIC must be used to make an offer to purchase the outstanding notes at par and, in the interim, may only be invested as set forth in the Indenture. The Company currently plans to use the cash received from the sale of CLIC as permitted under the 6.375% Indenture including the investment on July 1, 2014, of $28.0 million to recapture a block of life insurance business from Wilton Re.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at December 31, 2014 and mature prior to June 30, 2015.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2014, approximately 24 percent of our total insurance liabilities, or approximately $5.4 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our investment portfolio as a result of changes in the prepayment rate of various securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2014, approximately 26 percent of our insurance liabilities had interest rates that may be reset annually; 50 percent had a fixed explicit interest rate for the duration of the contract; 22 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2014, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2014, the estimated duration of our fixed income securities (as modified to reflect payments and potential calls) and the estimated duration of our insurance liabilities were both approximately 8.5 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $325 million if interest rates were to increase by 10 percent from their levels at December 31, 2014. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2014, we recognized net realized investment gains of $36.7 million, which were comprised of $54.4 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.6 million; the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and $27.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of $51.8 million of net gains from the sales of investments (primarily fixed maturities); the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million; and $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of $98.8 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million; and $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 20, 2015

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2014 and 2013
(Dollars in millions)

ASSETS

	2014	2013

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2014 - $18,408.1; 2013 - $21,891.8)	$20,634.9	$23,204.6
Equity securities at fair value (cost: 2014 - $400.5; 2013 - $206.7)	419.0	223.0
Mortgage loans	1,691.9	1,729.5
Policy loans	106.9	277.0
Trading securities	244.9	247.6
Investments held by variable interest entities	1,367.1	1,046.7
Other invested assets	443.6	423.3
Total investments	24,908.3	27,151.7
Cash and cash equivalents - unrestricted	611.6	699.0
Cash and cash equivalents held by variable interest entities	68.3	104.3
Accrued investment income	242.9	286.9
Present value of future profits	489.4	679.3
Deferred acquisition costs	770.6	968.1
Reinsurance receivables	2,991.1	3,392.1
Income tax assets, net	758.7	1,147.2
Assets held in separate accounts	5.6	10.3
Other assets	337.7	341.7
Total assets	$31,184.2	$34,780.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2014 and 2013
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2014	2013

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,707.2	$12,776.4
Future policy benefits	10,835.4	11,222.5
Liability for policy and contract claims	468.7	566.0
Unearned and advanced premiums	291.8	300.6
Liabilities related to separate accounts	5.6	10.3
Other liabilities	587.6	590.6
Payable to reinsurer	—	590.3
Investment borrowings	1,519.2	1,900.0
Borrowings related to variable interest entities	1,286.1	1,012.3
Notes payable – direct corporate obligations	794.4	856.4
Total liabilities	26,496.0	29,825.4
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2014 – 203,324,458; 2013 – 220,323,823)	2.0	2.2
Additional paid-in capital	3,732.4	4,092.8
Accumulated other comprehensive income	825.3	731.8
Retained earnings	128.5	128.4
Total shareholders' equity	4,688.2	4,955.2
Total liabilities and shareholders' equity	$31,184.2	$34,780.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions, except per share data)

	2014	2013	2012
Revenues:
Insurance policy income	$2,629.7	$2,744.7	$2,755.4
Net investment income (loss):
General account assets	1,301.0	1,405.8	1,398.5
Policyholder and reinsurer accounts and other special-purpose portfolios	126.4	258.2	87.9
Realized investment gains (losses):
Net realized investment gains, excluding impairment losses	64.0	45.0	118.9
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(27.3)	(11.6)	(37.8)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—
Net impairment losses recognized	(27.3)	(11.6)	(37.8)
Total realized gains	36.7	33.4	81.1
Fee revenue and other income	50.9	34.0	19.8
Total revenues	4,144.7	4,476.1	4,342.7
Benefits and expenses:
Insurance policy benefits	2,586.2	2,839.7	2,763.9
Net loss on sale of subsidiary and (gain) loss on reinsurance transactions	239.8	98.4	—
Interest expense	92.8	105.3	114.6
Amortization	247.4	296.3	289.0
Loss on extinguishment or modification of debt	.6	65.4	200.2
Other operating costs and expenses	802.8	766.2	819.3
Total benefits and expenses	3,969.6	4,171.3	4,187.0
Income before income taxes	175.1	304.8	155.7
Income tax expense (benefit):
Tax expense on period income	159.2	128.3	106.2
Valuation allowance for deferred tax assets and other tax items	(35.5)	(301.5)	(171.5)
Net income	$51.4	$478.0	$221.0
Earnings per common share:
Basic:
Weighted average shares outstanding	212,917,000	221,628,000	233,685,000
Net income	$.24	$2.16	$.95
Diluted:
Weighted average shares outstanding	217,655,000	232,702,000	281,427,000
Net income	$.24	$2.06	$.83

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

	2014	2013	2012
Net income (loss)	$51.4	$478.0	$221.0
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	942.9	(1,627.4)	1,336.2
Amortization of present value of future profits and deferred acquisition costs	(113.5)	175.2	(107.1)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(624.6)	774.2	(531.0)
Reclassification adjustments:
For net realized investment gains included in net income (loss)	(59.0)	(39.8)	(68.7)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income (loss)	1.0	1.6	6.5
Unrealized gains (losses) on investments	146.8	(716.2)	635.9
Change related to deferred compensation plan	(1.4)	.8	.4
Other comprehensive income (loss) before tax	145.4	(715.4)	636.3
Income tax (expense) benefit related to items of accumulated other comprehensive income	(51.9)	249.8	(220.5)
Other comprehensive income (loss), net of tax	93.5	(465.6)	415.8
Comprehensive income (loss)	$144.9	$12.4	$636.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2011	$4,364.3	$781.6	$(532.1)	$4,613.8
Net income	—	—	221.0	221.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $216.1)	—	407.8	—	407.8
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $4.4)	—	8.0	—	8.0
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(24.0)	—	—	(24.0)
Cost of common stock repurchased	(180.2)	—	—	(180.2)
Dividends on common stock	—	—	(13.9)	(13.9)
Stock options, restricted stock and performance units	16.8	—	—	16.8
Balance, December 31, 2012	4,176.9	1,197.4	(325.0)	5,049.3
Net income	—	—	478.0	478.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $248.7)	—	(463.7)	—	(463.7)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.1)	—	(1.9)	—	(1.9)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of common stock repurchased	(118.4)	—	—	(118.4)
Dividends on common stock	—	—	(24.6)	(24.6)
Conversion of convertible debentures	24.9	—	—	24.9
Stock options, restricted stock and performance units	24.2	—	—	24.2
Balance, December 31, 2013	4,095.0	731.8	128.4	4,955.2
Net income	—	—	51.4	51.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $52.3)	—	94.2	—	94.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.4)	—	(.7)	—	(.7)
Cost of common stock and warrants repurchased	(376.5)	—	—	(376.5)
Dividends on common stock	—	—	(51.3)	(51.3)
Stock options, restricted stock and performance units	15.9	—	—	15.9
Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

	2014		2013	2012
Cash flows from operating activities:
Insurance policy income	$2,407.9		$2,464.9	$2,419.7
Net investment income	1,279.0		1,387.7	1,385.8
Fee revenue and other income	50.9		34.0	19.8
Insurance policy benefits	(1,968.4)		(2,093.8)	(2,096.5)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—	—
Interest expense	(81.7)		(95.9)	(109.0)
Deferrable policy acquisition costs	(242.8)		(222.8)	(191.7)
Other operating costs	(728.8)		(745.7)	(786.7)
Taxes	(4.0)		(8.0)	(6.5)
Net cash from operating activities	121.8	(a)	720.4	634.9
Cash flows from investing activities:
Sales of investments	2,090.0		2,315.8	2,057.6
Maturities and redemptions of investments	1,618.2		2,491.9	1,967.4
Purchases of investments	(3,731.6)		(5,367.1)	(4,271.1)
Net sales of trading securities	4.9		30.0	60.4
Change in cash and cash equivalents held by variable interest entities	36.0		(50.1)	20.2
Cash and cash equivalents held by subsidiary prior to being sold	(164.7)		—	—
Proceeds from sale of subsidiary	231.0		—	—
Other	(27.5)		(23.0)	(31.6)
Net cash provided (used) by investing activities	56.3		(602.5)	(197.1)
Cash flows from financing activities:
Issuance of notes payable, net	—		—	944.5
Payments on notes payable	(62.9)		(126.9)	(810.6)
Expenses related to extinguishment or modification of debt	(.6)		(61.6)	(183.0)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—		(12.6)	(24.0)
Issuance of common stock	5.0		15.1	3.1
Payments to repurchase common stock and warrants	(376.5)		(118.4)	(180.2)
Common stock dividends paid	(51.0)		(24.4)	(13.9)
Amounts received for deposit products	1,295.4		1,298.1	1,296.7
Withdrawals from deposit products	(1,347.3)		(1,464.4)	(1,544.9)
Issuance of investment borrowings:
Federal Home Loan Bank	350.0		500.0	375.0
Related to variable interest entities	358.5		376.3	246.7
Payments on investment borrowings:
Federal Home Loan Bank	(367.7)		(250.5)	(375.0)
Related to variable interest entities and other	(88.8)		(132.1)	(.9)
Investment borrowings - repurchase agreements, net	20.4		—	(24.8)
Net cash used by financing activities	(265.5)		(1.4)	(291.3)
Net increase (decrease) in cash and cash equivalents	(87.4)		116.5	146.5
Cash and cash equivalents, beginning of year	699.0		582.5	436.0
Cash and cash equivalents, end of year	$611.6		$699.0	$582.5
______________________

(a)	Cash flows from operating activities reflect outflows in 2014 due to the payment to reinsurer to transfer certain long-term care business.

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

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of Conseco Life Insurance Company ("CLIC") which was completed on July 1, 2014 (as further described in the note to the consolidated financial statements entitled "Sale of Subsidiary") and the coinsurance agreements to cede certain long-term care business effective December 31, 2013, management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Reassurance Company ("Wilton Re"); and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The income we receive from these services agreements will offset certain of our overhead costs. If we are not successful in reducing our overhead costs to the same extent as the reduction in fees to be received from Wilton Re over the period of the agreements, our results of operations will be adversely affected. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments. The Company’s insurance segments are described below:

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

•
Washington National, which markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates of Texas, Inc. (a wholly owned subsidiary) and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National Insurance Company ("Washington National"). This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Fixed maturity securities include available for sale bonds and redeemable preferred stocks. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders’ equity.
Equity securities include available for sale investments in common stock and non-redeemable preferred stock. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders' equity.

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

Policy loans are stated at current unpaid principal balances. Policy loans are collateralized by the cash surrender value of the life insurance policy. Interest income is recorded as earned using the contractual interest rate.

Trading securities include: (i) investments purchased with the intent of selling in the near team to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in fair value of the income generating investments and investments supporting insurance liabilities and reinsurance agreements is recognized in income from policyholder and reinsurer accounts and other special-purpose portfolios (a component of net investment income). The change in fair value of securities with embedded derivatives is recognized in realized investment gains (losses). Investment income related to investments supporting certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); and (iii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method; and promissory notes, which are accounted for using the cost method. In accounting for limited

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period.

Interest income on fixed maturity securities is recognized when earned using a constant effective yield method giving effect to amortization of premiums and accretion of discounts. Prepayment fees are recognized when earned. Dividends on equity securities are recognized when declared.
When we sell a security (other than trading securities), we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as a realized investment gain or loss.

We regularly evaluate our investments for possible impairment as further described in the note to the consolidated financial statements entitled "Investments".

When a security defaults (including mortgage loans) or securities are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Premiums from individual life products (other than interest-sensitive life contracts) and health products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Accounting for Certain Marketing and Reinsurance Agreements

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers Life to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels. We account for these distribution agreements as follows:

•
We recognize distribution income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

Prior to its termination in August 2013, we had a quota-share reinsurance agreement with Coventry that provided Bankers Life with 50 percent of the net premiums and related policy benefits of certain PDP business sold through Bankers Life's career agency force. We accounted for the quota-share agreement as follows:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The cost of reinsurance ceded totaled $176.7 million, $212.1 million and $220.0 million in 2014, 2013 and 2012, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $195.3 million, $196.2 million and $210.2 million in 2014, 2013 and 2012, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $35.0 million, $37.4 million and $69.4 million in 2014, 2013 and 2012, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $6.8 million, $19.7 million and $49.9 million, in 2014, 2013 and 2012 respectively. As further described above, we received a notice of Coventry's intent to terminate the PDP quota-share reinsurance agreement in August 2013. The premiums collected from Coventry in 2014 represented adjustments to premiums on such business related to periods prior to the termination of the agreement.

In December 2013, two of our insurance subsidiaries with long-term care business in the former Other CNO Business segment entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to Beechwood Re Ltd. ("BRe"). Pursuant to the agreements, the insurance subsidiaries paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. The insurance subsidiaries' ceded reserve credits are secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe. We recognized a pre-tax loss of $98.4 million in 2013 to reflect: (i) the known loss (or premium deficiency) on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe; and (ii) other transaction costs.

In the second quarter of 2014, we recaptured a block of interest-sensitive life business that was previously ceded under a modified coinsurance agreement. The recapture of this block resulted in a gain related to reinsurance transaction of $3.8 million.

As further described in the note to the financial statements entitled "Sale of Subsidiary", we recaptured a block of life insurance business in 2014 that was previously ceded under a coinsurance agreement.

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

At December 31, 2014, our valuation allowance for our net deferred tax assets was $246.0 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments in Variable Interest Entities

We have concluded that we are the primary beneficiary with respect to certain variable interest entities ("VIEs"), which are consolidated in our financial statements.

All such VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including two new VIEs which were consolidated in 2014, one new VIE which was consolidated in 2013 and one new VIE which was consolidated in 2012).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information about VIEs.

Investment borrowings

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2014, the carrying value of the FHLB common stock was $73.5 million.  As of December 31, 2014, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at December 31, 2014, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2014
$50.0	October 2015	Variable rate – 0.511%
100.0	June 2016	Variable rate – 0.610%
75.0	June 2016	Variable rate – 0.417%
100.0	October 2016	Variable rate – 0.413%
50.0	November 2016	Variable rate – 0.505%
50.0	November 2016	Variable rate – 0.640%
57.7	June 2017	Variable rate – 0.587%
50.0	August 2017	Variable rate – 0.432%
75.0	August 2017	Variable rate – 0.383%
100.0	October 2017	Variable rate – 0.661%
50.0	November 2017	Variable rate – 0.744%
50.0	January 2018	Variable rate – 0.579%
50.0	January 2018	Variable rate – 0.571%
50.0	February 2018	Variable rate – 0.542%
50.0	February 2018	Variable rate – 0.322%
22.0	February 2018	Variable rate – 0.566%
100.0	May 2018	Variable rate – 0.620%
50.0	July 2018	Variable rate – 0.703%
50.0	August 2018	Variable rate – 0.352%
50.0	January 2019	Variable rate – 0.649%
50.0	February 2019	Variable rate – 0.322%
100.0	March 2019	Variable rate – 0.642%
21.8	July 2019	Variable rate – 0.655%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.8	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.8

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2014, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.2 million.

Interest expense of $18.7 million, $27.9 million and $28.0 million in 2014, 2013 and 2012, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at December 31, 2014 and mature prior to June 30, 2015. We had no such borrowings outstanding at December 31, 2013.

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

We utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

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

Multibucket Annuity Products

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $43.4 million and $45.8 million related to multibucket annuity products as of December 31, 2014 and 2013, respectively.

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $5.1 million, $5.0 million and $4.4 million during 2014, 2013 and 2012, respectively.  Amounts amortized totaled $12.4 million, $22.9 million and $27.1 million during 2014, 2013 and 2012, respectively.  The unamortized balance of deferred sales inducements was $67.4 million and $108.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

million at December 31, 2014 and 2013, respectively.  The balance of insurance liabilities for persistency bonus benefits was $1.5 million and $28.9 million at December 31, 2014 and 2013, respectively.

Out-of-Period Adjustments

In 2014, we recorded the net effect of an out-of-period adjustment related to the calculation of incentive compensation accruals which increased other operating costs and expenses by $2.4 million, decreased tax expense by $.8 million and decreased our net income by $1.6 million (or 1 cent per diluted share). In 2013 we recorded the net effect of out-of-period adjustment which increased our insurance policy benefits by $4.7 million, increased amortization expense by $2.1 million, increased other operating costs and expenses by $1.5 million, decreased tax expense by $.7 million and decreased our net income by $7.6 million (or 3 cents per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Adopted Accounting Standards

In July 2013, the FASB issued authoritative guidance regarding the financial statement presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss or a tax credit carryforward exists. Such guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances as further described in the guidance. Such guidance does not require new recurring disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2014, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$11,177.1	$1,710.5	$(42.1)	$12,845.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	138.8	30.2	(.1)	168.9	—
States and political subdivisions	1,960.6	299.3	(.7)	2,259.2	—
Debt securities issued by foreign governments	1.8	.1	—	1.9	—
Asset-backed securities	720.7	52.0	(1.6)	771.1	—
Collateralized debt obligations	314.9	2.4	(3.4)	313.9	—
Commercial mortgage-backed securities	1,179.7	80.9	(.5)	1,260.1	—
Mortgage pass-through securities	4.2	.4	—	4.6	—
Collateralized mortgage obligations	571.1	23.1	(.6)	593.6	—
Total investment grade fixed maturities, available for sale	16,068.9	2,198.9	(49.0)	18,218.8	—
Below-investment grade (a):
Corporate securities	1,139.3	29.2	(43.0)	1,125.5	—
States and political subdivisions	20.6	.2	(2.3)	18.5	—
Asset-backed securities	465.9	33.8	(1.8)	497.9	—
Collateralized debt obligations	10.4	.2	—	10.6	—
Commercial mortgage-backed securities	15.3	.9	—	16.2	—
Collateralized mortgage obligations	687.7	60.4	(.7)	747.4	(3.2)
Total below-investment grade fixed maturities, available for sale	2,339.2	124.7	(47.8)	2,416.1	(3.2)
Total fixed maturities, available for sale	$18,408.1	$2,323.6	$(96.8)	$20,634.9	$(3.2)
Equity securities	$400.5	$19.1	$(.6)	$419.0
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P") or Fitch Ratings ("Fitch")), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC").  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-insurance entities, based on NRSRO ratings) as of December 31, 2014 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$8,930.8	$10,158.6	49.2%
2	8,294.0	9,310.1	45.1
3	800.6	800.6	3.9
4	350.2	334.5	1.6
5	32.5	31.1	.2
6	—	—	—
	$18,408.1	$20,634.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2013, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$13,404.1	$1,086.2	$(125.8)	$14,364.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	71.1	2.6	(.6)	73.1	—
States and political subdivisions	2,130.2	106.8	(38.5)	2,198.5	—
Asset-backed securities	869.9	41.6	(3.9)	907.6	—
Collateralized debt obligations	259.4	7.4	(.1)	266.7	—
Commercial mortgage-backed securities	1,517.1	97.7	(5.8)	1,609.0	—
Mortgage pass-through securities	12.7	.7	—	13.4	—
Collateralized mortgage obligations	936.2	34.3	(1.3)	969.2	—
Total investment grade fixed maturities, available for sale	19,200.7	1,377.3	(176.0)	20,402.0	—
Below-investment grade (a):
Corporate securities	1,314.5	53.4	(32.7)	1,335.2	—
States and political subdivisions	6.4	—	(.5)	5.9	—
Asset-backed securities	523.5	34.3	(3.3)	554.5	—
Collateralized debt obligations	27.6	.1	(.4)	27.3	—
Collateralized mortgage obligations	819.1	60.9	(.3)	879.7	(4.3)
Total below-investment grade fixed maturities, available for sale	2,691.1	148.7	(37.2)	2,802.6	(4.3)
Total fixed maturities, available for sale	$21,891.8	$1,526.0	$(213.2)	$23,204.6	$(4.3)
Equity securities	$206.7	$16.3	$—	$223.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2014 and 2013, were as follows (dollars in millions):

	2014	2013
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$5.3	$6.5
Net unrealized gains on all other investments	2,207.7	1,322.6
Adjustment to present value of future profits (a)	(149.9)	(47.7)
Adjustment to deferred acquisition costs	(390.5)	(137.0)
Adjustment to insurance liabilities	(381.4)	—
Unrecognized net loss related to deferred compensation plan	(8.5)	(7.1)
Deferred income tax liabilities	(457.4)	(405.5)
Accumulated other comprehensive income	$825.3	$731.8
________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2014, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(128.8) million, $(142.2) million, $(381.4) million and $232.1 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At December 31, 2013, adjustments to the present value of future profits and deferred tax assets included $(27.8) million and $9.9 million, respectively, for premium deficiencies that would exist on certain long-term health products if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

Below-Investment Grade Securities

At December 31, 2014, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,339.2 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,416.1 million, or 103 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$216.5	$220.0
Due after one year through five years	1,966.5	2,152.3
Due after five years through ten years	2,689.5	2,879.6
Due after ten years	9,565.7	11,167.6
Subtotal	14,438.2	16,419.5
Structured securities	3,969.9	4,215.4
Total fixed maturities, available for sale	$18,408.1	$20,634.9

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2014	2013	2012

General account assets:
Fixed maturities	$1,175.8	$1,290.3	$1,281.1
Equity securities	13.9	7.0	4.2
Mortgage loans	104.2	96.3	99.8
Policy loans	11.0	17.3	17.1
Other invested assets	17.1	14.4	14.4
Cash and cash equivalents	.6	.5	.6
Policyholder and reinsurer accounts and other special-purpose portfolios:
Trading securities (a)	14.8	12.8	26.3
Options related to fixed index products:
Option income	118.9	77.4	.4
Change in value of options	(49.4)	100.1	25.1
Other special-purpose portfolios	42.1	67.9	36.1
Gross investment income	1,449.0	1,684.0	1,505.1
Less investment expenses	21.6	20.0	18.7
Net investment income	$1,427.4	$1,664.0	$1,486.4
_________________

(a)
Changes in the estimated fair value for trading securities still held as of the end of the respective years and included in net investment income were $3.4 million, $.4 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The estimated fair value of fixed maturity investments and mortgage loans not accruing investment income totaled nil and $.5 million at December 31, 2014 and 2013, respectively.

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2014	2013	2012
Fixed maturity securities, available for sale:
Gross realized gains on sale	$64.4	$57.7	$115.4
Gross realized losses on sale	(13.0)	(11.4)	(15.4)
Impairments:
Total other-than-temporary impairment losses	—	(7.1)	(1.0)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—
Net impairment losses recognized	—	(7.1)	(1.0)
Net realized investment gains from fixed maturities	51.4	39.2	99.0
Equity securities	10.1	4.8	.1
Commercial mortgage loans	(.1)	(1.1)	(3.7)
Impairments of mortgage loans and other investments	(27.3)	(4.5)	(36.8)
Other (a)	2.6	(5.0)	22.5
Net realized investment gains (losses)	$36.7	$33.4	$81.1
_________________

(a)
Changes in the estimated fair value for trading securities for we have elected the fair value option still held as of the end of the respective years and included in net realized investment gains (losses) were $7.8 million, $(3.0) million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, we recognized net realized investment gains of $36.7 million, which were comprised of: (i) $54.4 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.1 billion; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and (iv) $27.3 million of writedowns of mortgage loans and other investments for other than temporary declines in fair value recognized through net income.

During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of: (i) $51.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.3 billion; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million; and (iii) $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During 2012, we recognized net realized investment gains of $81.1 million, which were comprised of: (i) $98.8 million of net gains from the sales of investments (primarily fixed maturities) with proceeds of $2.1 billion; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $20.1 million; and (iii) $37.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2014, there were no fixed maturity securities in default or considered nonperforming.

During 2014, the $13.0 million of realized losses on sales of $233.7 million of fixed maturity securities, available for sale, included:  (i) $.7 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $12.3 million of additional losses primarily related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During 2014, we recognized $27.3 million of impairment losses recorded in earnings which included: (i) a $6.8 million writedown of commercial mortgage loans as a result of our intent to sell the loans; (ii) $19.1 million of impairments related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations; and (iii) $1.4 million of losses on other investments following unforeseen issue-specific events or conditions.

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

During 2012, the $37.8 million of other-than-temporary impairments we recorded in earnings included:  (i) $5.4 million of losses related to certain commercial mortgage loans; (ii) $29.9 million of losses on equity securities primarily related to investments obtained through the commutation of an investment made by our Predecessor; and (iii) $2.5 million of losses on other investments following unforeseen issue-specific events or conditions.

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

The following summarizes the investments sold at a loss during 2014 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$.5	$.4
Greater than or equal to 6 months and less than 12 months prior to sale	1.2		.2
Greater than 12 months prior to sale	2	5.2	3.9
	4	$5.9	$4.5

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2014, other-than-temporary impairments included in accumulated other comprehensive income of $3.2 million (before taxes and related amortization) related to structured securities.

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for years ended December 31, 2014, 2013 and 2012 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Year ended
	December 31,
	2014	2013	2012
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.3)	$(1.6)	$(2.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—
Less: credit losses on securities sold	.3	.3	.4
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.0)	$(1.3)	$(1.6)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.8	$7.8
Due after one year through five years	170.7	165.3
Due after five years through ten years	508.4	474.4
Due after ten years	758.2	709.4
Subtotal	1,445.1	1,356.9
Structured securities	502.8	494.2
Total	$1,947.9	$1,851.1

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2014 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	6	$40.9	$(10.3)	$30.6
Greater than 12 months (a)	1	14.1	(4.5)	9.6
	7	$55.0	$(14.8)	$40.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

________________

(a)
With respect to the security which has been in an unrealized position for greater than 12 months, we have analyzed the issuer's financial performance and determined we expect to recover the entire amortized cost.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2014 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$12.1	$(.1)	$4.6	$—	$16.7	$(.1)
States and political subdivisions	13.2	(.3)	44.5	(2.7)	57.7	(3.0)
Corporate securities	985.0	(65.9)	297.5	(19.2)	1,282.5	(85.1)
Asset-backed securities	91.2	(1.3)	60.5	(2.1)	151.7	(3.4)
Collateralized debt obligations	184.2	(3.4)	—	—	184.2	(3.4)
Commercial mortgage-backed securities	46.7	(.5)	—	—	46.7	(.5)
Mortgage pass-through securities	.5	—	.1	—	.6	—
Collateralized mortgage obligations	79.0	(.8)	32.0	(.5)	111.0	(1.3)
Total fixed maturities, available for sale	$1,411.9	$(72.3)	$439.2	$(24.5)	$1,851.1	$(96.8)
Equity securities	$13.2	$(.6)	$.5	$—	$13.7	$(.6)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Based on management's current assessment of investments with unrealized losses at December 31, 2014, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2014 fixed maturity investments included structured securities with an estimated fair value of $4.2 billion (or 20 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability and cost of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

Historically, the rate of prepayments on structured securities has tended to increase when prevailing interest rates have declined significantly in absolute terms and also relative to the interest rates on the underlying collateral. The yields recognized on structured securities purchased at a discount to par will generally increase (relative to the stated rate) when the underlying collateral prepays faster than expected. The yields recognized on structured securities purchased at a premium will decrease (relative to the stated rate) when the underlying collateral prepays faster than expected. When interest rates decline, the proceeds from prepayments may be reinvested at lower rates than we were earning on the prepaid securities. When interest rates increase, prepayments may decrease below expected levels. When this occurs, the average maturity and duration of structured securities increases, decreasing the yield on structured securities purchased at discounts and increasing the yield on those purchased at a premium because of a decrease in the annual amortization of premium.

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2014.

For purchased credit impaired securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on a level-yield basis. Subsequently, effective yields recognized on purchased credit impaired securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes. Significant decreases in expected cash flows arising from credit events would result in impairment if such security's fair value is below amortized cost.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2014 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,160.7	$887.8	$908.0
4 percent – 5 percent	759.5	717.6	757.7
5 percent – 6 percent	1,880.0	1,760.1	1,882.2
6 percent – 7 percent	533.6	496.5	544.7
7 percent – 8 percent	85.3	87.0	101.3
8 percent and above	20.0	20.9	21.5
Total structured securities	$4,439.1	$3,969.9	$4,215.4

The amortized cost and estimated fair value of structured securities at December 31, 2014, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$969.4	$1,033.4	5.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	243.3	262.0	1.3
Commercial mortgage-backed securities	1,195.0	1,276.3	6.2
Asset-backed securities	1,186.6	1,269.0	6.1
Collateralized debt obligations	325.3	324.5	1.6
Other	50.3	50.2	.2
Total structured securities	$3,969.9	$4,215.4	20.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Commercial Mortgage Loans

At December 31, 2014, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 13 percent, 10 percent and 7 percent of the mortgage loan balance were on properties located in California, Texas and Maryland, respectively. No other state comprised greater than five percent of the mortgage loan balance. None of the commercial mortgage loan balance was noncurrent at December 31, 2014. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans.

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2014 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$745.8	$787.4	$1,694.1
60% to 70%	376.9	387.1	587.0
Greater than 70% to 80%	425.3	441.6	574.8
Greater than 80% to 90%	139.6	147.8	165.2
Greater than 90%	4.3	5.0	4.7
Total	$1,691.9	$1,768.9	$3,025.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $42.3 million and $65.6 million at December 31, 2014 and 2013, respectively.

CNO had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2014 and 2013.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

4. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our COLI policy, which is invested in a series of mutual funds, at its cash surrender value and our hedge fund investments at their net asset values; in both cases, we believe these values approximate their fair values. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, policyholder account balances, investment borrowings, notes payable and borrowings related to VIEs.

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market data.  Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value.  Financial instruments that rarely trade would often have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in 2014 and 2013.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 26 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset classes.  Such inputs typically include:  benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2014 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,605.1	$365.9	$13,971.0
United States Treasury securities and obligations of United States government corporations and agencies	—	168.9	—	168.9
States and political subdivisions	—	2,242.2	35.5	2,277.7
Debt securities issued by foreign governments	—	1.9	—	1.9
Asset-backed securities	—	1,209.8	59.2	1,269.0
Collateralized debt obligations	—	324.5	—	324.5
Commercial mortgage-backed securities	—	1,275.1	1.2	1,276.3
Mortgage pass-through securities	—	4.2	.4	4.6
Collateralized mortgage obligations	—	1,341.0	—	1,341.0
Total fixed maturities, available for sale	—	20,172.7	462.2	20,634.9
Equity securities - corporate securities	216.9	174.1	28.0	419.0
Trading securities:
Corporate securities	—	24.3	—	24.3
United States Treasury securities and obligations of United States government corporations and agencies	—	3.7	—	3.7
Asset-backed securities	—	24.0	—	24.0
Commercial mortgage-backed securities	—	131.0	28.6	159.6
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	29.7	—	29.7
Equity securities	3.5	—	—	3.5
Total trading securities	3.5	212.8	28.6	244.9
Investments held by variable interest entities - corporate securities	—	1,367.1	—	1,367.1
Other invested assets - derivatives	1.4	107.2	—	108.6
Assets held in separate accounts	—	5.6	—	5.6
Total assets carried at fair value by category	$221.8	$22,039.5	$518.8	$22,780.1

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,081.5	$1,081.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2013 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,340.1	$359.6	$15,699.7
United States Treasury securities and obligations of United States government corporations and agencies	—	73.1	—	73.1
States and political subdivisions	—	2,204.4	—	2,204.4
Asset-backed securities	—	1,419.9	42.2	1,462.1
Collateralized debt obligations	—	47.3	246.7	294.0
Commercial mortgage-backed securities	—	1,609.0	—	1,609.0
Mortgage pass-through securities	—	11.8	1.6	13.4
Collateralized mortgage obligations	—	1,848.9	—	1,848.9
Total fixed maturities, available for sale	—	22,554.5	650.1	23,204.6
Equity securities - corporate securities	79.6	118.9	24.5	223.0
Trading securities:
Corporate securities	—	45.2	—	45.2
United States Treasury securities and obligations of United States government corporations and agencies	—	4.6	—	4.6
States and political subdivisions	—	14.1	—	14.1
Asset-backed securities	—	24.3	—	24.3
Commercial mortgage-backed securities	—	125.8	—	125.8
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	31.1	—	31.1
Equity securities	2.4	—	—	2.4
Total trading securities	2.4	245.2	—	247.6
Investments held by variable interest entities - corporate securities	—	1,046.7	—	1,046.7
Other invested assets - derivatives	.6	156.2	—	156.8
Assets held in separate accounts	—	10.3	—	10.3
Total assets carried at fair value by category	$82.6	$24,131.8	$674.6	$24,889.0

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$903.7	$903.7
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	—	1.8	1.8
Total liabilities carried at fair value by category	$—	$—	$905.5	$905.5

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,768.9	$1,768.9	$1,691.9
Policy loans	—	—	106.9	106.9	106.9
Other invested assets:
Company-owned life insurance	—	157.6	—	157.6	157.6
Alternative investment funds	—	102.8	—	102.8	102.8
Cash and cash equivalents:
Unrestricted	549.6	62.0	—	611.6	611.6
Held by variable interest entities	68.3	—	—	68.3	68.3
Liabilities:
Policyholder account balances (a)	—	—	10,707.2	10,707.2	10,707.2
Investment borrowings	—	1,520.4	—	1,520.4	1,519.2
Borrowings related to variable interest entities	—	1,229.2	—	1,229.2	1,286.1
Notes payable – direct corporate obligations	—	807.4	—	807.4	794.4

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

____________________

(a)
The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value at December 31, 2014 and 2013.  This was because interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2014 (dollars in millions):

	December 31, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Assets of CLIC sold	Ending balance as of December 31, 2014	Amount of total gains (losses) for the year ended December 31, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$70.0	$—	$20.1	$36.8	$(69.4)	$(51.2)	$365.9	$—
States and political subdivisions	—	(1.8)	—	3.0	36.5	—	(2.2)	35.5	—
Asset-backed securities	42.2	7.6	—	5.1	14.0	—	(9.7)	59.2	—
Collateralized debt obligations	246.7	—	—	—	—	(246.7)	—	—	—
Commercial mortgage-backed securities	—	1.1	—	.1	—	—	—	1.2	—
Mortgage pass-through securities	1.6	(1.2)	—	—	—	—	—	.4	—
Total fixed maturities, available for sale	650.1	75.7	—	28.3	87.3	(316.1)	(63.1)	462.2	—
Equity securities - corporate securities	24.5	3.5	—	—	—	—	—	28.0	—
Trading securities - commercial mortgage-backed securities	—	29.0	—	(.4)	—	—	—	28.6	(.4)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(903.7)	(104.3)	(73.5)	—	—	—	—	(1,081.5)	(73.5)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities	(905.5)	(102.5)	(73.5)	—	—	—	—	(1,081.5)	(73.5)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2014 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$71.7	$(1.7)	$—	$—	$70.0
States and political subdivisions	—	(1.8)	—	—	(1.8)
Asset-backed securities	9.9	(2.3)	—	—	7.6
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	1.1	(2.3)	—	—	(1.2)
Total fixed maturities, available for sale	83.8	(8.1)	—	—	75.7
Equity securities - corporate securities	3.5	—	—	—	3.5
Trading securities - commercial mortgage-backed securities	29.0	—	—	—	29.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(121.9)	7.5	(45.9)	56.0	(104.3)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities	(121.9)	10.9	(47.5)	56.0	(102.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2013 (dollars in millions):

	December 31, 2013
	Beginning balance as of December 31, 2012	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2013	Amount of total gains (losses) for the year ended December 31, 2013 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$355.5	$34.0	$(.3)	$(9.8)	$13.2	$(33.0)	$359.6	$—
States and political subdivisions	13.1	—	—	—	—	(13.1)	—	—
Asset-backed securities	44.0	1.6	.1	(3.6)	.1	—	42.2	—
Collateralized debt obligations	324.0	(85.4)	.2	7.9	—	—	246.7	—
Commercial mortgage-backed securities	6.2	—	—	—	—	(6.2)	—	—
Mortgage pass-through securities	1.9	(.3)	—	—	—	—	1.6	—
Collateralized mortgage obligations	16.9	—	—	—	—	(16.9)	—	—
Total fixed maturities, available for sale	761.6	(50.1)	—	(5.5)	13.3	(69.2)	650.1	—
Equity securities:
Corporate securities	.1	24.5	—	(.1)	—	—	24.5	—
Venture capital investments	2.8	—	(2.5)	(.3)	—	—	—	—
Total equity securities	2.9	24.5	(2.5)	(.4)	—	—	24.5	—
Trading securities:
States and political subdivisions	.6	—	—	—	—	(.6)	—	—
Collateralized debt obligations	7.3	(7.7)	.6	(.2)	—	—	—	(.2)
Collateralized mortgage obligations	5.8	—	—	—	—	(5.8)	—	—
Total trading securities	13.7	(7.7)	.6	(.2)	—	(6.4)	—	(.2)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(734.0)	(219.0)	49.3	—	—	—	(903.7)	49.3
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(5.5)	3.7	—	—	—	—	(1.8)	—
Total liabilities	(739.5)	(215.3)	49.3	—	—	—	(905.5)	49.3

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$44.0	$(10.0)	$—	$—	$34.0
Asset-backed securities	22.0	(20.4)	—	—	1.6
Collateralized debt obligations	6.0	(91.4)	—	—	(85.4)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	72.0	(122.1)	—	—	(50.1)
Equity securities - corporate securities	24.5	—	—	—	24.5
Trading securities - collateralized debt obligations	—	(7.7)	—	—	(7.7)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(105.6)	1.4	(156.3)	41.5	(219.0)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.7	—	—	3.7
Total liabilities	(105.6)	5.1	(156.3)	41.5	(215.3)

At December 31, 2014, 85 percent of our Level 3 fixed maturities, available for sale, were investment grade and 79 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and reinsurer accounts and other special-purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders' equity based on the stated accounting policy for the instrument.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2014 (dollars in millions):

	Fair value at December 31, 2014	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$312.1	Discounted cash flow analysis	Discount margins	1.48% - 5.83% (2.58%)
Asset-backed securities (b)	30.6	Discounted cash flow analysis	Discount margins	1.99% - 4.15% (2.95%)
Equity security (c)	28.0	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	148.1	Unadjusted third-party price source	Not applicable	Not applicable
Total	518.8
Liabilities:
Future policy benefits (e)	1,081.5	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00 - 2.74% (1.78%)
			Surrender rates	1.98% - 47.88% (14.16%)
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

(e)
Future policy benefits - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on the Treasury rate adjusted by a margin. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2013 (dollars in millions):

	Fair value at December 31, 2013	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$260.3	Discounted cash flow analysis	Discount margins	1.65% - 2.90% (2.36%)
Asset-backed securities (b)	35.1	Discounted cash flow analysis	Discount margins	2.03% - 4.20% (3.09%)
Collateralized debt obligations (c)	240.7	Discounted cash flow analysis	Recoveries	64% - 67% (65.8%)
			Constant prepayment rate	20%
			Discount margins	.95% - 2.00% (1.32%)
			Annual default rate	1.14% - 5.57% (3.05%)
			Portfolio CCC %	1.52% - 21.79% (12.57%)
Equity security (d)	24.5	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (e)	114.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	674.6
Liabilities:
Future policy benefits (f)	905.5	Discounted projected embedded derivatives	Projected portfolio yields	5.35% - 6.63% (5.60%)
			Discount rates	0.00 - 4.64% (2.47%)
			Surrender rates	2.80% - 54.60% (14.39%)
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

(f)
Future policy benefits - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on the Treasury rate adjusted by a margin. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2014	2013

Long-term care	Company experience	Company experience	Company experience	6%	$5,385.2	$4,999.7
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,175.8	2,517.5
Accident and health contracts	Company experience	Company experience	Company experience	5%	2,519.1	2,466.8
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	47.6	526.5
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	4%	707.7	712.0
Total					$10,835.4	$11,222.5
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account balances are summarized as follows (dollars in millions):

	2014	2013
Fixed index annuities	$4,496.9	$4,093.9
Other annuities	5,280.8	6,013.0
Interest-sensitive life insurance contracts	929.5	2,669.5
Total	$10,707.2	$12,776.4

The Company establishes reserves for insurance policy benefits based on assumptions as to investment yields, mortality, morbidity, withdrawals, lapses and maintenance expenses. These reserves include amounts for estimated future payment of claims based on actuarial assumptions. The balance includes provision for the Company's best estimate of the future policyholder benefits to be incurred on this business, given recent and expected future changes in experience.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2014	2013	2012
Balance, beginning of year	$1,710.1	$1,679.3	$1,637.3
Less reinsurance receivables	(164.1)	(27.4)	(21.7)
Net balance, beginning of year	1,546.0	1,651.9	1,615.6
Incurred claims related to:
Current year	1,468.1	1,511.1	1,570.1
Prior years (a)	(39.9)	(162.3)	(56.4)
Total incurred	1,428.2	1,348.8	1,513.7
Interest on claim reserves	70.5	75.2	77.8
Paid claims related to:
Current year	848.7	870.0	891.3
Prior years	641.5	659.9	663.9
Total paid	1,490.2	1,529.9	1,555.2
Net balance, end of year	1,554.5	1,546.0	1,651.9
Add reinsurance receivables	125.0	164.1	27.4
Balance, end of year	$1,679.5	$1,710.1	$1,679.3
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2014	2013	2012
Current tax expense	$15.6	$8.2	$12.5
Deferred tax expense	143.6	120.1	93.7
Tax expense on period income	159.2	128.3	106.2
Tax expense related to the sale of CLIC	14.2	—	—
Deferred taxes on expired capital loss carryforwards	—	159.4	—
Change in valuation allowance	(48.8)	(472.1)	(171.5)
Other items	(.9)	11.2	—
Total income tax expense (benefit)	$123.7	$(173.2)	$(65.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate reflected in the consolidated statement of operations is as follows:

	2014	2013	2012
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	(27.9)	(154.9)	(110.1)
Expired capital loss carryforwards (which were fully offset by a corresponding reduction in the valuation allowance)	—	52.3	—
Non-taxable income and nondeductible benefits, net	(.9)	5.0	32.3
State taxes	1.5	1.9	1.4
Impact of the sale of CLIC	66.3	—	—
Other items	(3.4)	3.9	(.5)
Effective tax rate	70.6%	(56.8)%	(41.9)%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2014	2013
Deferred tax assets:
Net federal operating loss carryforwards	$1,048.4	$1,240.2
Net state operating loss carryforwards	15.2	20.0
Tax credits	47.2	43.9
Capital loss carryforwards	—	13.4
Investments	59.7	74.3
Insurance liabilities	585.9	723.8
Other	67.3	64.7
Gross deferred tax assets	1,823.7	2,180.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(320.5)	(306.8)
Accumulated other comprehensive income	(457.4)	(405.5)
Gross deferred tax liabilities	(777.9)	(712.3)
Net deferred tax assets before valuation allowance	1,045.8	1,468.0
Valuation allowance	(246.0)	(294.8)
Net deferred tax assets	799.8	1,173.2
Current income taxes accrued	(41.1)	(26.0)
Income tax assets, net	$758.7	$1,147.2

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

profitability, the duration of carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused, and tax planning strategies. We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis. The realization of our deferred tax assets depends upon generating sufficient future taxable income of the appropriate type during the periods in which our temporary differences become deductible and before our life and non-life NOLs expire.

Based on our assessment, it appears more likely than not that $799.8 million of our total deferred tax assets of $1,045.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $246.0 million at December 31, 2014. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We use a deferred tax valuation model to assess the need for a valuation allowance. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from investment trading strategies, reinsurance transactions and the impact of the sale of CLIC. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable.

At December 31, 2014, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income for the last three years plus: (i) a 3 percent core growth factor (consistent with the prior year assumption); and (ii) an additional 1 percent increase which primarily reflects the impact of the investment trading strategies completed in 2013 (which grade off over time). The aggregate 4 percent factor is used to increase taxable income annually over the next five years, and level taxable income is assumed thereafter. In the projections used for our December 31, 2014 analysis, our three year average taxable income increased to approximately $320 million, compared to $315 million in our prior projections. Approximately $50 million of the current three year average relates to non-life taxable income and $270 million relates to life income.

Based on our assessment, we recognized a reduction to the allowance for deferred tax assets of $48.8 million in 2014. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2011	$938.4
Decrease in 2012	(171.5)	(a)
Balance, December 31, 2012	766.9
Decrease in 2013	(472.1)	(b)
Balance, December 31, 2013	294.8
Decrease in 2014	(48.8)	(c)
Balance, December 31, 2014	$246.0
___________________

(a)	The 2012 reduction to the deferred tax valuation allowance primarily resulted from the impact of recent higher levels of income when projecting future taxable income.

(b)
The 2013 reduction to the deferred tax valuation allowance primarily resulted from the impact of higher levels of income on projected future taxable income, the expiration of capital loss carryforwards, a settlement with the Internal Revenue Service (the "IRS") related to the classification of a portion of the cancellation of indebtedness income and the execution of certain investment trading strategies.

(c)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The Internal Revenue Code (the "Code") limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for non-life NOL carryforwards is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.80 percent at December 31, 2014), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2014, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. On December 6, 2011, the Company's Board of Directors amended the Section 382 Rights Agreement to, among other things, (i) extend the final expiration date of the Amended Rights Agreement to December 6, 2014, (ii) update the purchase price of the rights described below, (iii) provide for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock, (iv) provide for a 4.99 percent ownership threshold relating to any Company 382 Securities (as defined below), and amend other provisions to reflect best practices for tax benefit preservation plans, including updates to certain definitions. On November 13, 2014, the Company entered into the Second Amended and Restated Section 382 Rights Agreement which extends the final expiration date of the Amended Section 382 Rights Agreement to December 31, 2017, updates the purchase price of the Rights and provides for a new series of preferred stock relating to the Rights that is substantially identical to the prior series of preferred stock. The Company expects to submit the Second Amended Rights Agreement to the Company’s stockholders for approval at the Company’s 2015 annual meeting.

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

On May 8, 2013, our shareholders approved an amendment (the “Extended Section 382 Charter Amendment”) to CNO’s certificate of incorporation to: (i) extend the term of the Original Section 382 Charter Amendment for three years until

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

December 31, 2016, (ii) provide for a 4.99% percent ownership threshold relating to our stock, and (iii) amend certain other provisions of the Original Section 382 Charter Amendment, including updates to certain definitions, for consistency with the Amended Section 382 Rights Agreement.

As of December 31, 2014, we had $3.0 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2022	$112.1	$—	$112.1
2023	742.6	1,983.0	2,725.6
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	854.7	2,681.1	3,535.8
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$511.8	$2,483.7	$2,995.5

We had deferred tax assets related to NOLs for state income taxes of $15.2 million and $20.0 million at December 31, 2014 and 2013, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. We are seeking resolution of this matter through early referral to appeals, a process that seeks to resolve disputes with the IRS. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized the tax benefit related to this loss of $166.0 million. However, if this unrecognized tax benefit had been recognized, we would also have increased our valuation allowance by $34.0 million at December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (dollars in millions):

	Years ended December 31,
	2014	2013

Balance at beginning of year	$226.7	$310.5
Increase based on tax positions taken in prior years	10.9	35.6
Decrease based on tax positions taken in prior years	—	(27.0)
Increase based on tax positions taken in the current year	—	47.6
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(8.9)	(140.0)
Balance at end of year	$228.7	$226.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

As of December 31, 2014 and 2013, $155.4 million and $156.0 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2014. The liability for accrued interest was $2.4 million and $1.8 million at December 31, 2014 and 2013, respectively.

Tax years 2004 and 2008 through 2014 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2011 through 2014 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. NOL carryforwards of $30.9 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2014 and 2013 (dollars in millions):

	2014	2013
Senior Secured Credit Agreement (as defined below)	$522.1	$581.5
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
7.0% Debentures	—	3.5
Unamortized discount on Senior Secured Credit Agreement	(2.7)	(3.6)
Direct corporate obligations	$794.4	$856.4

In the third quarter of 2012, as further discussed below, we completed a comprehensive recapitalization plan. The following table sets forth the sources and uses of cash from the recapitalization transactions (dollars in millions):

Sources:
Senior Secured Credit Agreement	$669.5
Issuance of 6.375% Notes	275.0
Total sources	$944.5

Uses:
Cash on hand for general corporate purposes	$13.7
Repurchase of $200 million principal amount of 7.0% Debentures pursuant to Debenture Repurchase Agreement	355.1
Repayment of a previous senior secured credit agreement	223.8
Repayment of $275.0 million principal amount of 9.0% Notes, including redemption premium	322.7
Debt issuance costs	23.1
Accrued interest	6.1
Total uses	$944.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($390.9 million remained outstanding at December 31, 2014); (ii) a $250.0 million four-year term loan facility ($131.2 million remained outstanding at December 31, 2014); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets. As of December 31, 2014, no amounts have been borrowed under the revolving credit facility. The net proceeds from the Senior Secured Credit Agreement, together with the net proceeds from the 6.375% Notes, were used to repay other outstanding indebtedness, as further described below, and for general corporate purposes.

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

In May 2013, we amended our Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. The new interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (previously a eurodollar rate, plus 3.75% per annum, or a base rate, plus 2.75% per annum, subject to a eurodollar rate "floor" of 1.25% and a base rate "floor" of 2.25%); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (previously a eurodollar rate, plus 3.25% per annum, or a base rate, plus 2.25% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.00%); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company (previously a eurodollar rate, plus 3.50% per annum, or a base rate, plus 2.50% per annum, subject to certain step-downs based on the debt to total capitalization ratio of the Company). At December 31, 2014, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Notwithstanding the foregoing, no mandatory prepayments pursuant to item (i) in the preceding paragraph shall be required if: (x) the debt to total capitalization ratio is equal or less than 20% and (y) either (A) the financial strength rating of certain of the Company's insurance subsidiaries is equal to or better than A- (stable) from A.M. Best Company or (B) the Senior Secured Credit Agreement is rated equal or better than BBB- (stable) from S&P and Baa3 (stable) by Moody's.

In 2014, we made $59.4 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement. In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Senior Secured Credit Agreement. No mandatory prepayments were required in the second half of 2013 as our debt to total capitalization ratio, as defined in the Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $42.7 million in 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Senior Secured Credit Agreement. In 2012, as required under the terms of the Senior Secured Credit Agreement, we made mandatory prepayments of $28.4 million due to repurchases of our common stock and payment of a common stock dividend. We also made an additional payment of $2.0 million to cover the remaining portion of the scheduled quarterly principal payments.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.2 percent at December 31, 2014); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (such ratio was 15.75 to 1.00 for the four quarters ended December 31, 2014); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

434 percent at December 31, 2014); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at December 31, 2014, was $1,868 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through December 31, 2014, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $75 million as of December 31, 2014. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5%.

The amendment to the Senior Secured Credit Agreement on May 30, 2014, did not impact the restrictions set forth in the 6.375% Indenture regarding the Company’s use of the proceeds from the sale of CLIC. Under the Indenture, the net proceeds received by the Company from the sale of CLIC (defined as "Net Available Cash" under the Indenture) may be used to: (i) reinvest in or acquire assets to be used in the insurance business or a related business; or (ii) repay the Senior Secured Credit Agreement. Under the Indenture, any Net Available Cash not so reinvested or applied within 365 days after the closing of the sale of CLIC must be used to make an offer to purchase the outstanding notes at par and, in the interim, may only be invested as set forth in the Indenture. The Company currently plans to use the cash received from the sale of CLIC as permitted under the 6.375 Indenture including the investment on July 1, 2014, of $28.0 million to recapture a block of life insurance business from Wilton Re.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The 7.0% Debentures ranked equally in right of payment with all of the Company's unsecured and unsubordinated obligations. The 7.0% Debentures were governed by an Indenture dated as of October 16, 2009 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 7.0% Debentures bore interest at a rate of 7.0% per annum, payable semi-annually on June 30 and December 30 of each year. The 7.0% Debentures would have matured on December 30, 2016. The 7.0% Debentures were not convertible prior to June 30, 2013, except under limited circumstances. Commencing on June 30, 2013, the 7.0% Debentures were convertible into shares of our common stock at the option of the holder at any time, subject to certain exceptions and subject to our right to terminate such conversion rights under certain circumstances relating to the sale price of our common stock. As further described below, we elected to terminate the conversion rights in July 2013.

On September 4, 2012, the Company entered into a Debenture Repurchase Agreement (the "Debenture Repurchase Agreement") with Paulson Credit Opportunities Master Ltd. and Paulson Recovery Master Fund Ltd. (collectively, the "Paulson Holders"), funds managed by Paulson & Co. Inc., ("Paulson") that held $200.0 million in aggregate principal amount of the Company's 7.0% Debentures. Pursuant to the Debenture Repurchase Agreement, the Company purchased from each of the Paulson Holders the 7.0% Debentures held by such Paulson Holders, for a cash purchase price of $355.1 million that provided for a 2.8% discount to the estimated fair market value of the 7.0% Debentures as defined in the Debenture Repurchase Agreement.

On March 28, 2013, the Company completed the cash tender offer (the "Offer") for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million. The Offer was conducted as part of our previously announced securities repurchase program. Pursuant to the terms of the Offer, holders of the 7.0% Debentures who tendered their 7.0% Debentures prior to the expiration date, received, for each $1,000 principal amount of such 7.0% Debentures, a cash purchase price equal to the sum of: (i) the average volume weighted average price of our common stock (as defined in the Offer) ($11.2393 at the close of trading on March 27, 2013) multiplied by 183.5145; plus (ii) a fixed cash amount of $61.25. The final purchase price per $1,000 principal amount of 7.0% Debentures was $2,123.82. In addition to the purchase price, holders received accrued and unpaid interest on any 7.0% Debentures that were tendered to, but excluding, the settlement date of the Offer.

In May 2013, we repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million.

On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures. The Company elected to terminate the right to convert the 7.0% Debentures into shares of its common stock, effective as of July 30, 2013. Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. The 7.0% Debentures submitted for conversion were deemed paid in full and the Company has no further obligation with respect to such 7.0% Debentures. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock.

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million.

Previous Senior Secured Credit Agreement

In the first nine months of 2012, as required under the terms of a previous senior secured credit agreement, we made mandatory prepayments of $31.4 million due to repurchases of our common stock and payment of a common stock dividend.

In September 2012, the Company used a portion of the net proceeds from its offering of the 6.375% Notes, together with borrowings under the Senior Secured Credit Agreement to repay the remaining $223.8 million principal amount outstanding under its previous senior secured credit agreement.

Senior Health Note

In connection with the Transfer, the Company issued the Senior Health Note due November 12, 2013 (the "Senior Health Note") payable to Senior Health. The Senior Health Note was unsecured and had an interest rate of 6.0% payable quarterly,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

beginning on March 15, 2009. We were required to make annual principal payments of $25.0 million beginning on November 12, 2009. The Company made a $25.0 million scheduled payment on the Senior Health Note in 2011, 2010 and 2009. In March 2012, we paid in full the remaining $50.0 million principal balance on the Senior Health Note, which had been scheduled to mature in November 2013. The repayment in full of the Senior Health Note removed the previous restriction on our ability to pay cash dividends on our common stock.

Loss on Extinguishment of Debt

In 2014, we recognized a loss on extinguishment or modification of debt totaling $.6 million consisting of:

(i)	$.4 million of expenses related to the amendment of the Senior Secured Credit Agreement; and

(ii)	$.2 million related to the repurchase of the remaining principal amount of the 7.0% Debentures.

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

(ii)	$58.2 million related to the Offer and consent solicitation for the 9.0% Notes; the write-off of unamortized issuance costs related to the 9.0% Notes; and other transaction costs;

(iii)	$5.1 million representing the write-off of unamortized discount and issuance costs associated with repayments of a previous senior secured credit agreement; and

(iv) $.4 million representing the write-off of unamortized discount and issuance costs associated with payments on our Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2014 (dollars in millions):

Year ending December 31,
2015	$79.2
2016	60.5
2017	4.3
2018	378.1
2019	—
Thereafter	275.0
$797.1

8. LITIGATION AND OTHER LEGAL PROCEEDINGS

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Guaranty Fund Assessments

The balance sheet at December 31, 2014, included: (i) accruals of $23.7 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2014; and (ii) receivables of $23.6 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2013, such guaranty fund assessment accruals were $24.0 million and such receivables were $24.9 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $1.1 million, $2.7 million and $4.3 million in 2014, 2013 and 2012, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $27.2 million and $25.9 million at December 31, 2014 and 2013, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $50.4 million, $44.3 million and $47.5 million in 2014, 2013 and 2012, respectively. Future required minimum payments as of December 31, 2014, were as follows (dollars in millions):

2015	$47.3
2016	34.8
2017	21.2
2018	17.6
2019	6.9
Thereafter	11.1
Total	$138.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $175.1 million and $142.7 million at December 31, 2014 and 2013, respectively. Expenses incurred on this plan were $36.3 million, $(2.9) million and $20.5 million during 2014, 2013 and 2012, respectively (including the recognition of gains (losses) of $(24.3) million, $17.2 million and $(7.5) million in 2014, 2013 and 2012, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions). We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $157.6 million and $144.8 million at December 31, 2014 and 2013, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $5.7 million, $19.7 million and $9.0 million in 2014, 2013 and 2012, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2014	2013
Benefit obligations:
Discount rate	4.15%	4.75%
Net periodic cost:
Discount rate	4.75%	4.00%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2014, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 4.0 percent annual increase in compensation until the participant's assumed retirement date (ranging from ages 60 to 65 and completion of five years of service).

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2014 were as follows (dollars in millions):

2015	$6.5
2016	6.8
2017	7.1
2018	7.7
2019	8.0
2020 - 2024	47.4

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $5.1 million, $4.6 million and $4.5 million in 2014, 2013 and 2012, respectively. Employer matching contributions are discretionary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are summarized as follows (dollars in millions):

		Fair value
	Balance sheet classification	2014	2013
Assets:
Fixed index call options	Other invested assets	$107.2	$156.2
Interest futures	Other invested assets	—	.2
Total assets		$107.2	$156.4
Liabilities:
Interest futures	Other invested assets	$.2	$—
Fixed index annuities - embedded derivative	Future policy benefits	1,081.5	903.7
Reinsurance payable - embedded derivative	Future policy benefits	—	1.8
Total liabilities		$1,081.7	$905.5

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2013	Additions	Maturities/terminations	December 31, 2014
Interest futures	Contracts	186	4,847	(4,631)	402
Fixed index annuities - embedded derivative	Policies	90,408	9,830	(7,053)	93,185
Fixed index call options	Notional (a)	$2,284.8	$2,430.2	$(2,311.1)	$2,403.9
_________________
(a) Dollars in millions.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Income statement classification	2014	2013	2012
Fixed index call options	Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios	$69.5	$177.5	$25.5
Interest futures	Net realized investments gains (losses)	(7.0)	(.4)	(.2)
Fixed index annuities - embedded derivative	Insurance policy benefits	(73.5)	49.3	(15.2)
Reinsurance payable - embedded derivative	Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios	(1.4)	3.7	(2.4)
Total		$(12.4)	$230.1	$7.7

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2014, all of our counterparties were rated "A-" or higher by S&P. The interest rate future contracts are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis. The Company has minimal exposure to credit-related losses in the event of nonperformance.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2014 and 2013 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2014:
Fixed index call options	$107.2	$—	$107.2	$—	$—	$107.2
Interest futures	(.2)	1.5	1.3	—	—	1.3
December 31, 2013:
Fixed index call options	156.2	—	156.2	—	—	156.2
Interest futures	.2	.4	.6	—	—	.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The following table summarizes information related to repurchase agreements as of December 31, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2014:
Repurchase agreements (a)	$20.4	$—	$20.4	$20.4	$—	$—

_________________

(a)	As of December 31, 2014, these agreements were collateralized by investment securities with a fair value of $25.3 million. There were no repurchase agreements outstanding at December 31, 2013.

11. SHAREHOLDERS' EQUITY

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2014	2013	2012
Balance, beginning of year	220,324	221,502	241,305
Treasury stock purchased and retired	(18,489)	(8,949)	(21,533)
Conversion of 7.0% Debentures	—	4,739	—
Stock options exercised	916	2,087	1,191
Restricted and performance stock vested (a)	573	945	539
Balance, end of year	203,324	220,324	221,502
____________________

(a)
In 2014, 2013 and 2012, such amount was reduced by 257 thousand, 472 thousand and 237 thousand shares, respectively, which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013 and November 2014, the Company's Board of Directors approved, in aggregate, an additional $1,200.0 million to repurchase the Company's outstanding securities. In 2014, 2013 and 2012 we repurchased 18.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

million, 8.9 million and 21.5 million shares, respectively, of common stock for $319.1 million, $118.4 million and $180.2 million under the securities repurchase program. In addition, in September 2014, we repurchased all outstanding common stock warrants for $57.4 million under the securities repurchase program. Such warrants had been held by Paulson on behalf of several investment funds and accounts managed by them, and were issued in conjunction with a private sale of our common stock in 2009. In 2013, the Company also purchased $63.8 million aggregate principal amount of our 7.0% Debentures as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Such purchases were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $420.9 million as of December 31, 2014.

In May 2012, we initiated a common stock dividend program. In 2014, 2013 and 2012, dividends declared and paid on common stock totaled $51.0 million ($0.24 per common share), $24.4 million ($0.11 per common share) and $13.9 million ($0.06 per common share), respectively. In March 2014, the Company increased its quarterly common stock dividend to $0.06 per share from $0.03 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2014, 8.6 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vested on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 through 2009 generally vested on a graded basis over a three year service term and expire five years from the date of grant. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2014 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,579	$10.64
Options granted	1,014	19.10
Exercised	(917)	5.47		$3.8
Forfeited or terminated	(665)	20.07
Outstanding at the end of the year	5,011	12.04	4.3	$32.1
Options exercisable at the end of the year	2,030		2.7	$12.1
Available for future grant	8,571

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

We recognized compensation expense related to stock options totaling $7.9 million ($5.1 million after income taxes) in 2014, $7.2 million ($4.7 million after income taxes) in 2013 and $6.7 million ($4.4 million after income taxes) in 2012. Compensation expense related to stock options reduced both basic and diluted earnings per share by two cents in each of the three years ended December 31, 2014. At December 31, 2014, the unrecognized compensation expense for non-vested stock options totaled $8.7 million which is expected to be recognized over a weighted average period of 1.7 years. Cash received by the Company from the exercise of stock options was $5.0 million, $15.1 million and $3.1 million during 2014, 2013 and 2012, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2014	2013	2012
	Grants	Grants	Grants
Weighted average risk-free interest rates	1.6%	.8%	.9%
Weighted average dividend yields	1.3%	.7%	—%
Volatility factors	51%	107%	108%
Weighted average expected life (in years)	4.8	4.8	4.7
Weighted average fair value per share	$7.65	$8.02	$5.76

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2014, 2013 and 2012.

The following table summarizes information about stock options outstanding at December 31, 2014 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$6.45 - $6.77	521	2.2	$6.45	520	$6.45
$7.38 - $7.74	1,580	3.8	7.47	1,027	7.44
$8.29 - $12.34	1,396	5.1	10.78	31	8.29
$12.74 - $18.27	83	5.9	15.40	—	—
$19.15 - $25.45	1,431	4.6	20.18	452	22.41
	5,011			2,030

During 2014, 2013 and 2012, the Company granted .1 million, .2 million and .7 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $17.15 per share, $12.00 per share and $7.35 per share, respectively. The fair value of such grants totaled $1.9 million, $2.1 million and $5.0 million in 2014, 2013 and 2012, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2014 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	521	$8.29
Granted	113	17.15
Vested	(396)	9.22
Forfeited	(2)	10.19
Non-vested shares, end of year	236	10.95

At December 31, 2014, the unrecognized compensation expense for non-vested restricted stock totaled $1.4 million which is expected to be recognized over a weighted average period of 1.6 years. At December 31, 2013, the unrecognized compensation expense for non-vested restricted stock totaled $2.5 million. We recognized compensation expense related to restricted stock awards totaling $3.0 million, $4.5 million and $4.5 million in 2014, 2013 and 2012, respectively. The fair value of restricted stock that vested during 2014, 2013 and 2012 was $3.7 million, $5.6 million and $4.4 million, respectively.

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

In 2014, 2013 and 2012 the Company granted performance units totaling 283,630, 424,400 and 406,500, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2011	—	—	836
Granted in 2012	203	—	203
Forfeited	(10)	—	(62)
Awards outstanding at December 31, 2012	193	—	977
Granted in 2013	212	212	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	223
Shares vested in 2013	—	—	(668)
Forfeited	(23)	(8)	(62)
Awards outstanding at December 31, 2013	382	204	470
Granted in 2014	142	142	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	142
Shares vested in 2014	—	—	(434)
Forfeited	(5)	(3)	(2)
Awards outstanding at December 31, 2014	519	343	176

_________________________
(a) The performance units provide for a payout of up to 150 percent of the award if certain performance levels are achieved.

The grant date fair value of the performance units awarded was $5.2 million and $4.4 million in 2014 and 2013, respectively. We recognized compensation expense of $4.7 million, $3.4 million and $3.8 million in 2014, 2013 and 2012, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement on January 20, 2009 and amended and extended the Section 382 Rights Agreement on December 6, 2011 and November 13, 2014. The Section 382 Rights Agreement, as amended, is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Section 382 Rights Agreement, as amended, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $25.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Section 382 Rights Agreement, as amended. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2014	2013	2012
Net income (loss) for basic earnings per share	$51.4	$478.0	$221.0
Add: interest expense on 7.0% Debentures, net of income taxes	—	1.6	12.2
Net income (loss) for diluted earnings per share	$51.4	$479.6	$233.2
Shares:
Weighted average shares outstanding for basic earnings per share	212,917	221,628	233,685
Effect of dilutive securities on weighted average shares:
7.0% Debentures	—	5,780	44,037
Stock options, restricted stock and performance units	2,505	2,776	2,762
Warrants (a)	2,233	2,518	943
Dilutive potential common shares	4,738	11,074	47,742
Weighted average shares outstanding for diluted earnings per share	217,655	232,702	281,427
________

(a)	All outstanding warrants were repurchased in September 2014 as further discussed above. Accordingly, the warrants will have no dilutive effect in periods beginning after September 30, 2014.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, warrants and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units). Initially, the 7.0% Debentures were convertible into 182.1494 shares of our common stock for each $1,000 principal amount of 7.0% Debentures, which was equivalent to an initial conversion price of approximately $5.49 per share. The conversion rate was subject to adjustment following the occurrence of certain events (including the payment of dividends on our common stock) in accordance with the terms of an indenture dated as of October 16, 2009. On July 1, 2013, the Company issued a conversion right termination notice to holders of the 7.0% Debentures and the right to convert the 7.0% Debentures into shares of its common stock was terminated effective July 30, 2013 as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2014	2013	2012
Direct premiums collected	$3,856.2	$3,966.0	$3,883.1
Reinsurance assumed	34.5	38.0	70.4
Reinsurance ceded	(187.9)	(240.5)	(237.1)
Premiums collected, net of reinsurance	3,702.8	3,763.5	3,716.4
Change in unearned premiums	9.1	(16.6)	20.8
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,295.4)	(1,298.1)	(1,296.7)
Premiums on traditional products with mortality or morbidity risk	2,416.5	2,448.8	2,440.5
Fees and surrender charges on interest-sensitive products	213.2	295.9	314.9
Insurance policy income	$2,629.7	$2,744.7	$2,755.4

The four states with the largest shares of 2014 collected premiums were Florida (8.3 percent), Pennsylvania (6.7 percent), California (5.4 percent) and Texas (5.3 percent) . No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2014	2013	2012
Commission expense	$99.4	$103.8	$115.8
Salaries and wages	242.4	234.0	226.6
Other	461.0	428.4	476.9
Total other operating costs and expenses	$802.8	$766.2	$819.3

Changes in the present value of future profits were as follows (dollars in millions):

	2014	2013	2012
Balance, beginning of year	$679.3	$626.0	$697.7
Amortization	(76.2)	(92.0)	(93.5)
Effect of reinsurance transaction	5.0	—	—
Amounts related to CLIC prior to being sold	(15.5)	—	—
Amounts related to fair value adjustment of fixed maturities, available for sale	(103.2)	145.3	21.8
Balance, end of year	$489.4	$679.3	$626.0

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2014 balance of the present value of future profits in 2015, 10 percent in 2016, 9 percent in 2017, 8 percent in 2018 and 7 percent in 2019. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2014, 2013 and 2012.

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

Changes in deferred acquisition costs were as follows (dollars in millions):

	2014	2013	2012
Balance, beginning of year	$968.1	$629.7	$797.1
Additions	242.8	222.8	191.7
Amortization	(171.2)	(204.3)	(195.5)
Effect of reinsurance transaction	24.0	—	—
Amounts related to CLIC prior to being sold	(37.6)	—	—
Amounts related to fair value adjustment of fixed maturities, available for sale	(255.5)	315.9	(163.6)
Other	—	4.0	—
Balance, end of year	$770.6	$968.1	$629.7

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2014		2013	2012
Cash flows from operating activities:
Net income	$51.4		$478.0	$221.0
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	274.2		324.6	315.0
Income taxes	119.7		(181.2)	(71.8)
Insurance liabilities	398.2		465.8	330.0
Accrual and amortization of investment income	(148.3)		(276.3)	(100.7)
Deferral of policy acquisition costs	(242.8)		(222.8)	(191.7)
Net realized investment gains	(36.7)		(33.6)	(81.1)
Payment to reinsurer pursuant to long-term care business reinsured	(590.3)		—	—
Net loss on sale of subsidiary and (gain) loss on reinsurance transactions	239.8		98.4	—
Loss on extinguishment or modification of debt	.6		65.4	200.2
Other	56.0		2.1	14.0
Net cash from operating activities	$121.8	(a)	$720.4	$634.9
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On July 1, 2014, Bankers Life recaptured the life business written by Bankers Life that was reinsured by Wilton Re in 2009. The following summarizes the impact of the recapture (dollars in millions):

Investments	$139.4	(a) (b)
Cash	7.7
Present value of future profits and deferred acquisition costs	29.0	(b)
Reinsurance receivables	(155.9)	(b)
Other liabilities	5.9	(b)
Gain on reinsurance transaction (classified as "Net loss on sale of subsidiary and (gain) loss on reinsurance transactions")	26.1
Income tax expense	9.2
Gain on reinsurance transaction (net of income taxes)	$16.9
___________________
(a)    Such amount has been reduced by a $28.0 million recapture fee.
(b)    Such non-cash amounts have been excluded from the consolidated statement of cash flows.

Other non-cash items not reflected in the financing activities section of the consolidated statement of cash flows (dollars in millions):

	2014	2013	2012
Stock options, restricted stock and performance units	$15.6	$15.1	$13.7

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2014	2013
Statutory capital and surplus	$1,664.4	$1,711.9
Asset valuation reserve	203.1	233.9
Interest maintenance reserve	504.1	582.4
Total	$2,371.6	$2,528.2

Statutory capital and surplus included investments in upstream affiliates of $42.6 million and $52.4 million at December 31, 2014 and 2013, respectively, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $374.3 million, $386.5 million and $350.4 million in 2014, 2013 and 2012, respectively. Included in such net income were net realized capital gains (losses), net of income taxes, of $(18.2) million, $19.0 million and $13.0 million in 2014, 2013 and 2012, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $157.5 million, $159.7 million and $155.3 million in 2014, 2013 and 2012, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". During 2014, our insurance subsidiaries paid extraordinary dividends of $227.0 million to CDOC, Inc. ("CDOC") (our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas). The holding companies made capital contributions to insurance subsidiaries totaling $53.0 million in 2014.

Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2014. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. The payment of interest on surplus debentures requires either prior written notice or approval of the director or commissioner of the applicable state insurance department. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

In accordance with an order from the Florida Office of Insurance Regulation, Washington National may not distribute funds to any affiliate or shareholder, except pursuant to agreements that have been approved, without prior notice to the Florida Office of Insurance Regulation. In addition, the risk-based capital ("RBC") and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2014 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

At December 31, 2014, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Senior Secured Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. SALE OF SUBSIDIARY

On March 2, 2014, CNO entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Wilton Re, pursuant to which CNO agreed to sell to Wilton Re all of the issued and outstanding shares of CLIC. The transaction closed on July 1, 2014, after the receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. After adjustments for transaction costs and post-closing adjustments, the transaction resulted in net cash proceeds of $224.9 million, including the impact of intercompany transactions completed in connection with the closing. In the first quarter of 2014, we recognized an estimated loss on the sale of CLIC of $298 million, net of income taxes. In the third and fourth quarters of 2014, we recognized a reduction to the loss on the sale of CLIC of $6 million and $2.9 million, respectively, to reflect the determination of the final sales price and net proceeds.

The loss on the sale of CLIC in 2014, is summarized below (dollars in millions):

Net cash proceeds	$224.9
Net assets being sold:
Investments	3,863.8
Cash and cash equivalents	164.7
Accrued investment income	42.7
Present value of future profits	15.5
Deferred acquisition costs	37.6
Reinsurance receivables	307.4
Income tax assets, net	84.4
Other assets	2.8
Liabilities for insurance products	(3,201.3)
Other liabilities	(199.1)
Investment borrowings	(383.4)
Accumulated other comprehensive income	(240.5)
Net assets being sold	494.6
Loss before taxes	(269.7)
Tax expense related to the sale	14.2
Valuation allowance release related to the tax on the sale	(14.2)
Valuation allowance increase related to the decrease in projected future taxable income	19.4
Net loss	$(289.1)

Because the tax basis of CLIC is lower than the net cash proceeds, the transaction generated a taxable gain and estimated tax expense of $14.2 million. Fully offsetting the tax is $14.2 million of a valuation allowance release pertaining to NOLs which may now be utilized. However, the disposition of CLIC is expected to result in a net reduction to CNO's taxable income in future periods which also required us to establish a valuation allowance of $19.4 million.

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

The Stock Purchase Agreement also provided that, at the closing, Bankers Life, an indirect wholly owned subsidiary of CNO, recapture the life insurance business written by Bankers Life that was reinsured by Wilton Re.  The recapture agreement

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

was conditioned on the concurrent consummation of the closing. On July 1, 2014, Bankers Life paid $28.0 million to recapture the life insurance business from Wilton Re and recognized a gain (net of income taxes) of $16.9 million in the third quarter of 2014 as a result of the recapture. Refer to the note to the consolidated financial statements entitled "Consolidated Statement of Cash Flows" for additional information.

16. BUSINESS SEGMENTS

Prior to 2014, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; Other CNO Business, comprised primarily of products we no longer sell actively; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.  As a result of the sale of CLIC which was completed on July 1, 2014 and the coinsurance agreements to cede certain long-term care business effective December 31, 2013 (as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance"), management has changed the manner in which it disaggregates the Company's operations for making operating decisions and assessing performance. In periods prior to 2014: (i) the results in the Washington National segment have been adjusted to include the results from the business in the Other CNO Business segment that are being retained; (ii) the Other CNO Business segment included only the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that is expected to continue after the completion of the sale; and (iii) the CLIC business being sold is excluded from our analysis of business segment results. Beginning on January 1, 2014: (i) the overhead expense of CLIC that is expected to continue after the completion of the sale has been reallocated primarily to the Bankers Life and Washington National segments; (ii) there is no longer an Other CNO Business segment; and (iii) the CLIC business being sold continues to be excluded from our analysis of business segment results. After the completion of the sale of CLIC: (i) the Bankers Life segment includes the results of certain life insurance business that was recaptured from Wilton Re; and (ii) the revenues and expenses associated with a transition services agreement and a special support services agreement with Wilton Re are included in our non-operating earnings. Our prior period segment disclosures have been revised to reflect management's current view of the Company's operating segments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2014	2013	2012
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$26.0	$28.9	$28.4
Health	1,287.1	1,311.2	1,342.7
Life	338.6	308.6	286.3
Net investment income (a)	957.3	1,005.7	838.9
Fee revenue and other income (a)	29.3	19.0	15.2
Total Bankers Life revenues	2,638.3	2,673.4	2,511.5
Washington National:
Insurance policy income:
Annuities	4.0	11.4	9.6
Health	597.6	587.1	575.9
Life	24.4	23.0	23.4
Net investment income (a)	276.1	296.9	289.2
Fee revenue and other income (a)	1.1	.9	1.1
Total Washington National revenues	903.2	919.3	899.2
Colonial Penn:
Insurance policy income:
Health	3.6	4.3	5.2
Life	242.4	227.8	212.6
Net investment income (a)	41.7	40.0	40.4
Fee revenue and other income (a)	1.0	.8	.7
Total Colonial Penn revenues	288.7	272.9	258.9
Other CNO Business:
Insurance policy income - health	—	24.1	25.6
Net investment income (a)	—	33.3	32.9
Total Other CNO Business revenues	—	57.4	58.5
Corporate operations:
Net investment income	14.9	39.8	62.4
Fee and other income	6.7	6.2	2.8
Total corporate revenues	21.6	46.0	65.2
Total revenues	3,851.8	3,969.0	3,793.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2014	2013	2012
Expenses:
Bankers Life:
Insurance policy benefits	$1,667.6	$1,788.7	$1,642.9
Amortization	174.7	187.5	187.6
Interest expense on investment borrowings	7.9	6.7	5.3
Other operating costs and expenses	401.2	380.0	374.8
Total Bankers Life expenses	2,251.4	2,362.9	2,210.6
Washington National:
Insurance policy benefits	536.2	541.4	500.6
Amortization	64.6	64.9	64.9
Interest expense on investment borrowings	1.7	1.9	2.8
Other operating costs and expenses	189.5	170.5	182.1
Total Washington National expenses	792.0	778.7	750.4
Colonial Penn:
Insurance policy benefits	173.2	165.7	161.1
Amortization	15.3	14.5	15.0
Other operating costs and expenses	99.4	105.2	91.4
Total Colonial Penn expenses	287.9	285.4	267.5
Other CNO Business:
Insurance policy benefits	—	59.2	63.2
Other operating costs and expenses	—	25.8	25.0
Total Other CNO Business expenses	—	85.0	88.2
Corporate operations:
Interest expense on corporate debt	43.9	51.3	66.2
Interest expense on borrowings of variable interest entities	—	.1	20.0
Interest expense on investment borrowings	.1	—	.4
Other operating costs and expenses	75.9	27.3	65.1
Total corporate expenses	119.9	78.7	151.7
Total expenses	3,451.2	3,590.7	3,468.4
Pre-tax operating earnings by segment:
Bankers Life	386.9	310.5	300.9
Washington National	111.2	140.6	148.8
Colonial Penn	.8	(12.5)	(8.6)
Other CNO Business	—	(27.6)	(29.7)
Corporate operations	(98.3)	(32.7)	(86.5)
Pre-tax operating earnings	$400.6	$378.3	$324.9
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2014	2013	2012
Total segment revenues	$3,851.8	$3,969.0	$3,793.3
Net realized investment gains	33.9	33.4	81.1
Revenues related to certain non-strategic investments and earnings attributable to VIEs	33.2	32.2	—
Fee revenue related to transition and support services agreements	15.0	—	—
Revenues of CLIC prior to being sold	210.8	441.5	468.3
Consolidated revenues	4,144.7	4,476.1	4,342.7

Total segment expenses	3,451.2	3,590.7	3,468.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	48.5	(54.4)	4.4
Amortization related to fair value changes in embedded derivative liabilities	(12.5)	19.0	(1.6)
Amortization related to net realized investment gains	1.0	1.6	6.5
Expenses related to certain non-strategic investments and earnings attributable to VIEs	41.2	42.4	—
Loss on extinguishment or modification of debt	.6	65.4	200.2
Net loss on sale of subsidiary and (gain) loss on reinsurance transactions	239.8	98.4	—
Expenses related to transition and support services agreements	12.4	—	—
Expenses of CLIC prior to being sold	187.4	408.2	509.1
Consolidated expenses	3,969.6	4,171.3	4,187.0
Income before tax	175.1	304.8	155.7
Income tax expense:
Tax expense on period income	159.2	128.3	106.2
Valuation allowance for deferred tax assets and other tax items	(35.5)	(301.5)	(171.5)
Net income	$51.4	$478.0	$221.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2014	2013
Assets:
Bankers Life	$19,303.0	$18,230.2
Washington National	8,207.9	8,204.8
Colonial Penn	945.3	891.1
Other CNO Business	—	607.4
Business of CLIC being sold	—	4,326.8
Corporate operations	2,728.0	2,520.3
Total assets	$31,184.2	$34,780.6
Liabilities:
Bankers Life	$16,697.5	$15,866.4
Washington National	6,778.8	6,834.3
Colonial Penn	802.2	766.6
Other CNO Business	—	597.6
Business of CLIC being sold	—	3,764.5
Corporate operations	2,217.5	1,996.0
Total liabilities	$26,496.0	$29,825.4

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2014
Bankers Life	$128.4	$456.6	$15,308.9
Washington National	314.2	240.2	6,228.8
Colonial Penn	46.8	73.8	771.0
Total	$489.4	$770.6	$22,308.7
2013
Bankers Life	$263.2	$627.8	$14,575.0
Washington National	344.3	232.2	5,664.1
Colonial Penn	55.7	67.4	766.2
Other CNO Business	—	—	597.5
Business of CLIC prior to being sold	16.1	40.7	3,273.0
Total	$679.3	$968.1	$24,875.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,084.7	$1,093.0	$967.0	$1,000.0
Income (loss) before income taxes	$(169.6)	$114.4	$154.4	$75.9
Income tax expense (benefit)	58.4	36.3	37.0	(8.0)
Net income (loss)	$(228.0)	$78.1	$117.4	$83.9
Earnings per common share:
Basic:
Net income (loss)	$(1.03)	$.36	$.56	$.41
Diluted:
Net income (loss)	$(1.03)	$.35	$.54	$.41

2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,142.6	$1,081.5	$1,093.8	$1,158.2
Income before income taxes	$34.6	$114.7	$114.4	$41.1
Income tax expense (benefit)	22.7	37.6	(168.6)	(64.9)
Net income	$11.9	$77.1	$283.0	$106.0
Earnings per common share:
Basic:
Net income	$.05	$.35	$1.27	$.48
Diluted:
Net income	$.05	$.34	$1.23	$.47

18. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE, which in one case, is less than two months prior to the end of our reporting period.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including two new VIEs which were consolidated in 2014, one new VIE which was consolidated in 2013 and one new VIE which was consolidated in 2012).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $35.4 million in 2015; $64.5 million in 2018; $492.0 million in 2022; $381.8 million in 2024; and $326.9 million in 2026. The Company has no further commitments to the VIEs.

Certain of our insurance subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,367.1	$—	$1,367.1
Notes receivable of VIEs held by insurance subsidiaries	—	(153.3)	(153.3)
Cash and cash equivalents held by variable interest entities	68.3	—	68.3
Accrued investment income	3.2	—	3.2
Income tax assets, net	18.1	(2.9)	15.2
Other assets	14.2	(1.7)	12.5
Total assets	$1,470.9	$(157.9)	$1,313.0
Liabilities:
Other liabilities	$61.2	$(6.1)	$55.1
Borrowings related to variable interest entities	1,286.1	—	1,286.1
Notes payable of VIEs held by insurance subsidiaries	157.3	(157.3)	—
Total liabilities	$1,504.6	$(163.4)	$1,341.2

	December 31, 2013
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,046.7	$—	$1,046.7
Notes receivable of VIEs held by insurance subsidiaries	—	(108.5)	(108.5)
Cash and cash equivalents held by variable interest entities	104.3	—	104.3
Accrued investment income	1.9	—	1.9
Income tax assets, net	5.4	(2.5)	2.9
Other assets	22.6	(.9)	21.7
Total assets	$1,180.9	$(111.9)	$1,069.0
Liabilities:
Other liabilities	$66.0	$(4.0)	$62.0
Borrowings related to variable interest entities	1,012.3	—	1,012.3
Notes payable of VIEs held by insurance subsidiaries	112.5	(112.5)	—
Total liabilities	$1,190.8	$(116.5)	$1,074.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2014	2013	2012
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$47.2	$42.3	$31.3
Fee revenue and other income	1.1	1.8	1.6
Total revenues	48.3	44.1	32.9
Expenses:
Interest expense	30.1	26.0	20.0
Other operating expenses	1.2	1.4	.6
Total expenses	31.3	27.4	20.6
Income before net realized investment losses and income taxes	17.0	16.7	12.3
Net realized investment losses	(2.2)	(1.6)	(.4)
Income before income taxes	$14.8	$15.1	$11.9

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2014, such loans had an amortized cost of $1,398.1 million; gross unrealized gains of $.5 million; gross unrealized losses of $31.5 million; and an estimated fair value of $1,367.1 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$417.2	$411.3
Due after five years through ten years	980.9	955.8
Total	$1,398.1	$1,367.1

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2014, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$382.3	$376.3
Due after five years through ten years	869.8	844.3
Total	$1,252.1	$1,220.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2014, the VIEs recognized net realized investment losses of $2.2 million from the sales of fixed maturities. During 2013, the VIEs recognized net realized investment losses of $1.6 million, which were comprised of $.5 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2012, the VIEs recognized net realized investment losses of $.4 million, which were comprised of $.4 million of net gains from the sales of fixed maturities, and $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2014, there were no investments held by the VIEs that were in default.

During 2014, $38.7 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million. During 2013, $11.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.9 million. During 2012, $34.9 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.3 million.

At December 31, 2014, the VIEs held:  (i) investments with a fair value of $1,053.2 million and gross unrealized losses of $27.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $167.4 million and gross unrealized losses of $4.2 million that had been in an unrealized loss position for greater than twelve months.

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

At December 31, 2014, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $36.3 million (classified as other invested assets).  At December 31, 2014, we had unfunded commitments to these partnerships of $81.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

19. SUBSEQUENT EVENT

On February 10, 2015, we announced that we have entered into a comprehensive agreement with Cognizant forming a strategic partnership for technology delivery that is expected to accelerate our core IT process improvements and enable more rapid innovation. Under the agreement, Cognizant will, after the transition period, assume CNO’s application development, maintenance, and testing functions as well as select IT infrastructure operations. Cognizant will also take over all CNO operations located in Hyderabad, India.  The partnership will result in the movement of approximately 640 IT positions from CNO to Cognizant, roughly 240 of which are U.S.-based.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 116 for a list of financial statements included in this Report.
	2.	Financial Statement Schedules:
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

Dated:  February 20, 2015

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 20, 2015
Edward J. Bonach	(Principal Executive Officer)

/s/ FREDERICK J. CRAWFORD	Executive Vice President	February 20, 2015
Frederick J. Crawford	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 20, 2015
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 20, 2015
Ellyn L. Brown

/s/ ROBERT C. GREVING	Director	February 20, 2015
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 20, 2015
Mary R. Henderson

/s/ R. KEITH LONG	Director	February 20, 2015
R. Keith Long

/s/ NEAL C. SCHNEIDER	Director	February 20, 2015
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 20, 2015
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 20, 2015
Michael T. Tokarz

/s/ JOHN G. TURNER	Director	February 20, 2015
John G. Turner

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 20, 2015 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 20, 2015

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2014 and 2013
(Dollars in millions)

ASSETS
	2014	2013
Fixed maturities, available for sale, at fair value (amortized cost: 2014 - $35.0; 2013 - $51.8)	$34.9	$51.7
Cash and cash equivalents - unrestricted	86.6	131.1
Equity securities at fair value (cost: 2014 - $202.7; 2013 - $65.3)	216.9	79.6
Trading securities	2.1	2.1
Other invested assets	—	22.2
Investment in wholly-owned subsidiaries (eliminated in consolidation)	5,263.3	5,550.9
Income tax assets, net	47.9	107.6
Other invested assets - affiliated (eliminated in consolidation)	27.0	19.9
Receivable from subsidiaries (eliminated in consolidation)	10.8	1.7
Other assets	17.2	22.1
Total assets	$5,706.7	$5,988.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$794.4	$856.4
Payable to subsidiaries (eliminated in consolidation)	114.3	108.7
Other liabilities	109.8	68.6
Total liabilities	1,018.5	1,033.7
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2014 – 203,324,458; 2013 – 220,323,823)	3,734.4	4,095.0
Accumulated other comprehensive income	825.3	731.8
Retained earnings	128.5	128.4
Total shareholders' equity	4,688.2	4,955.2
Total liabilities and shareholders' equity	$5,706.7	$5,988.9

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

	2014	2013	2012
Revenues:
Net investment income	$12.7	$21.1	$22.3
Net realized investment gains	11.1	.4	1.9
Intercompany revenues (losses) (eliminated in consolidation)	(1.0)	1.6	—
Total revenues	22.8	23.1	24.2
Expenses:
Interest expense	44.0	51.4	66.6
Intercompany expenses (eliminated in consolidation)	.3	.3	.4
Operating costs and expenses	66.6	26.1	50.9
Loss on extinguishment of debt	.6	65.4	200.2
Total expenses	111.5	143.2	318.1
Loss before income taxes and equity in undistributed earnings of subsidiaries	(88.7)	(120.1)	(293.9)
Income tax benefit on period income	(34.1)	(8.8)	(59.8)
Loss before equity in undistributed earnings of subsidiaries	(54.6)	(111.3)	(234.1)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	106.0	589.3	455.1
Net income	$51.4	$478.0	$221.0

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

	2014	2013	2012
Cash flows from operating activities	$(66.7)	$(65.9)	$(95.3)
Cash flows from investing activities:
Sales of investments	229.8	95.8	159.7
Sales of investments - affiliated*	18.3	—	—
Purchases of investments	(320.1)	(119.3)	(145.0)
Purchases of investments - affiliated*	(30.7)	(10.0)	—
Net sales of trading securities	9.9	12.6	37.4
Dividends received from consolidated subsidiary, net of capital contributions of $18.8 in 2014, nil in 2013 and $26 in 2012*	423.5	242.8	245.0
Change in restricted cash	—	—	26.0
Net cash provided by investing activities	330.7	221.9	323.1
Cash flows from financing activities:
Issuance of notes payable, net	—	—	944.5
Payments on notes payable	(62.9)	(126.9)	(810.6)
Issuance of common stock	5.0	15.1	3.1
Payments to repurchase common stock and warrants	(376.5)	(118.4)	(180.2)
Common stock dividends paid	(51.0)	(24.4)	(13.9)
Expenses related to extinguishment or modification of debt	(.6)	(61.6)	(183.0)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—	(12.6)	(24.0)
Investment borrowings - repurchase agreements, net	20.4	—	(24.8)
Issuance of notes payable to affiliates*	257.8	222.1	208.6
Payments on notes payable to affiliates*	(100.7)	(83.9)	(52.0)
Net cash used by financing activities	(308.5)	(190.6)	(132.3)
Net increase (decrease) in cash and cash equivalents	(44.5)	(34.6)	95.5
Cash and cash equivalents, beginning of the year	131.1	165.7	70.2
Cash and cash equivalents, end of the year	$86.6	$131.1	$165.7

* Eliminated in consolidation

The accompanying notes are an integral part
of the condensed financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2014, 2013 and 2012
(Dollars in millions)

	2014	2013	2012
Life insurance inforce:
Direct	$25,029.0	$53,304.9	$53,750.8
Assumed	147.1	305.7	325.7
Ceded	(3,660.1)	(11,477.6)	(12,392.4)
Net insurance inforce	$21,516.0	$42,133.0	$41,684.1
Percentage of assumed to net	.7%	.7%	.8%

	2014	2013	2012
Insurance policy income:
Direct	$2,558.2	$2,623.5	$2,591.1
Assumed	35.0	37.4	69.4
Ceded	(176.7)	(212.1)	(220.0)
Net premiums	$2,416.5	$2,448.8	$2,440.5
Percentage of assumed to net	1.4%	1.5%	2.8%

EXHIBIT INDEX
Exhibit
No.    Description

2.1
Stock Purchase Agreement dated March 2, 2014 by and between CNO Financial Group, Inc. and Wilton Reassurance Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed March 4, 2014.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 8, 2013.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of February 28, 2013, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 28, 2013.

3.3
Certificate of Designations of Series C Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 13, 2014.

4.1
Second Amended and Restated Section 382 Rights Agreement, dated as of November 13, 2014, between the Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Certificate of Designations for the Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 13, 2014.

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

4.4	Form of 6.375% Senior Secured Note due 2020 (included in Exhibit 4.3), incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed October 1, 2012.

4.5
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

10.2
Credit Agreement dated as of September 28, 2012 by and among CNO Financial Group, Inc., JPMorgan Chase Bank, N.A., as agent, and the lenders form time to time party thereto, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 1, 2012, as amended by First Amendment to Credit Agreement dated as of May 20, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 21, 2013, and as further amended by Second Amendment to Credit Agreement dated as of May 30, 2014, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 2, 2014.

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

10.5
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.6	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.7	Form of stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.8
Form of restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.9
Form of performance unit award agreement (TSR) under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.10
Form of performance unit award agreement (ROE) under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.11
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.12	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.13	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.14	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.15
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.16	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Susan L. Menzel.

10.17	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Christopher J. Nickele.

10.18	Amended and Restated Employment Agreement dated as of January 5, 2015 between CNO Financial Group, Inc. and Scott R. Perry.

10.19	Amended and Restated Employment Agreement dated as of February 17, 2015 between CNO Financial Group, Inc. and Frederick J. Crawford.

10.20	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Financial Group, Inc. and Edward J. Bonach.

EXHIBIT INDEX
Exhibit
No.    Description

10.21	Amended and Restated Employment Agreement dated as of December 17, 2014 between 40|86 Advisors, Inc. and Eric R. Johnson.

10.22	Amended and Restated Employment Agreement dated as of January 12, 2015 between CNO Services, LLC and Matthew J. Zimpfer.

10.23	Amended and Restated Employment Agreement dated as of January 6, 2015 between CNO Services, LLC and Bruce Baude.

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

10.5
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

EXHIBIT INDEX
Exhibit
No.    Description

10.6	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.7	Form of stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.8
Form of restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.9
Form of performance unit award agreement (TSR) under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.10
Form of performance unit award agreement (ROE) under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.13	2010 Pay for Performance Incentive Plan, incorporated by reference to Annex B to our proxy statement filed April 14, 2010.

10.15
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Conseco Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.16	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Susan L. Menzel.

10.17	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Christopher J. Nickele.

10.18	Amended and Restated Employment Agreement dated as of January 5, 2015 between CNO Financial Group, Inc. and Scott R. Perry.

10.19	Amended and Restated Employment Agreement dated as of February 17, 2015 between CNO Financial Group, Inc. and Frederick J. Crawford.

10.20	Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Financial Group, Inc. and Edward J. Bonach.

10.21	Amended and Restated Employment Agreement dated as of December 17, 2014 between 40|86 Advisors, Inc. and Eric R. Johnson.

10.22	Amended and Restated Employment Agreement dated as of January 12, 2015 between CNO Services, LLC and Matthew J. Zimpfer.

10.23	Amended and Restated Employment Agreement dated as of January 6, 2015 between CNO Services, LLC and Bruce Baude.