Form 10-Q
period 2015-03-31
CNO Financial Group, Inc.
filed 2015-05-05
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of April 22, 2015:  196,938,910

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2015	December 31, 2014

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2015 - $18,583.5; December 31, 2014 - $18,408.1)	$21,058.4	$20,634.9
Equity securities at fair value (cost: March 31, 2015 - $407.6; December 31, 2014 - $400.5)	427.8	419.0
Mortgage loans	1,699.7	1,691.9
Policy loans	107.1	106.9
Trading securities	252.3	244.9
Investments held by variable interest entities	1,499.8	1,367.1
Other invested assets	453.4	443.6
Total investments	25,498.5	24,908.3
Cash and cash equivalents - unrestricted	426.9	611.6
Cash and cash equivalents held by variable interest entities	158.5	68.3
Accrued investment income	257.2	242.9
Present value of future profits	472.4	489.4
Deferred acquisition costs	767.2	770.6
Reinsurance receivables	2,958.0	2,991.1
Income tax assets, net	669.5	758.7
Assets held in separate accounts	5.5	5.6
Other assets	381.1	337.7
Total assets	$31,594.8	$31,184.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2015	December 31, 2014

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,697.8	$10,707.2
Future policy benefits	10,962.8	10,835.4
Liability for policy and contract claims	474.1	468.7
Unearned and advanced premiums	278.9	291.8
Liabilities related to separate accounts	5.5	5.6
Other liabilities	667.1	587.6
Investment borrowings	1,518.9	1,519.2
Borrowings related to variable interest entities	1,461.3	1,286.1
Notes payable – direct corporate obligations	774.8	794.4
Total liabilities	26,841.2	26,496.0
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2015 – 198,631,949; December 31, 2014 – 203,324,458)	2.0	2.0
Additional paid-in capital	3,648.1	3,732.4
Accumulated other comprehensive income	934.2	825.3
Retained earnings	169.3	128.5
Total shareholders' equity	4,753.6	4,688.2
Total liabilities and shareholders' equity	$31,594.8	$31,184.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Insurance policy income	$636.5	$685.9
Net investment income (loss):
General account assets	300.1	348.1
Policyholder and reinsurer accounts and other special-purpose portfolios	16.6	20.9
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	(1.1)	35.3
Net impairment losses recognized (a)	(1.3)	(11.9)
Gain on dissolution of a variable interest entity	11.3	—
Total realized gains	8.9	23.4
Fee revenue and other income	16.2	6.4
Total revenues	978.3	1,084.7
Benefits and expenses:
Insurance policy benefits	606.0	690.3
Loss on sale of subsidiary and transition expenses	4.5	278.6
Interest expense	21.5	24.6
Amortization	66.1	66.7
Other operating costs and expenses	197.9	194.1
Total benefits and expenses	896.0	1,254.3
Income (loss) before income taxes	82.3	(169.6)
Income tax expense:
Tax expense on period income	29.5	39.0
Valuation allowance for deferred tax assets and other tax items	—	19.4
Net income (loss)	$52.8	$(228.0)
Earnings per common share:
Basic:
Weighted average shares outstanding	200,491,000	220,307,000
Net income (loss)	$.26	$(1.03)
Diluted:
Weighted average shares outstanding	202,275,000	220,307,000
Net income (loss)	$.26	$(1.03)
______________

(a)	No portion of the other-than-temporary impairments recognized in the periods were included in other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$52.8	$(228.0)
Other comprehensive income, before tax:
Unrealized gains for the period	269.0	393.8
Amortization of present value of future profits and deferred acquisition costs	(9.2)	(77.4)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(92.1)	(237.5)
Reclassification adjustments:
For net realized investment gains included in net income (loss)	.4	(26.0)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains included in net income (loss)	(.2)	.4
Unrealized gains on investments	167.9	53.3
Change related to deferred compensation plan	1.3	.3
Other comprehensive income before tax	169.2	53.6
Income tax expense related to items of accumulated other comprehensive income	(60.3)	(19.2)
Other comprehensive income, net of tax	108.9	34.4
Comprehensive income (loss)	$161.7	$(193.6)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(228.0)	(228.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $19.1)	—	34.2	—	34.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.1)	—	.2	—	.2
Cost of common stock repurchased	(41.0)	—	—	(41.0)
Dividends on common stock	—	—	(13.3)	(13.3)
Stock options, restricted stock and performance units	2.9	—	—	2.9
Balance, March 31, 2014	$4,056.9	$766.2	$(112.9)	$4,710.2

Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2
Net income	—	—	52.8	52.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $59.9)	—	108.2	—	108.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.4)	—	.7	—	.7
Cost of common stock repurchased	(86.0)	—	—	(86.0)
Dividends on common stock	—	—	(12.0)	(12.0)
Stock options, restricted stock and performance units	1.7	—	—	1.7
Balance, March 31, 2015	$3,650.1	$934.2	$169.3	$4,753.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Insurance policy income	$592.9	$593.2
Net investment income	281.0	321.1
Fee revenue and other income	16.2	6.4
Insurance policy benefits	(474.9)	(523.7)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Interest expense	(17.2)	(18.3)
Deferrable policy acquisition costs	(58.2)	(56.7)
Other operating costs	(216.6)	(211.3)
Taxes	(.7)	(.7)
Net cash from operating activities	122.5	(480.3)	(a)
Cash flows from investing activities:
Sales of investments	452.5	807.2
Maturities and redemptions of investments	320.1	469.6
Purchases of investments	(1,019.9)	(1,010.2)
Net sales (purchases) of trading securities	(3.7)	(3.1)
Change in cash and cash equivalents held by variable interest entities	(90.2)	(36.0)
Cash and cash equivalents held by subsidiary prior to being sold	—	(50.0)
Other	(5.2)	(5.9)
Net cash provided (used) by investing activities	(346.4)	171.6
Cash flows from financing activities:
Payments on notes payable	(19.8)	(12.5)
Issuance of common stock	1.0	3.4
Payments to repurchase common stock	(81.5)	(33.0)
Common stock dividends paid	(12.1)	(13.3)
Amounts received for deposit products	286.1	329.6
Withdrawals from deposit products	(322.6)	(368.7)
Issuance of investment borrowings:
Federal Home Loan Bank	—	200.0
Related to variable interest entities	239.3	24.1
Payments on investment borrowings:
Federal Home Loan Bank	(.2)	(217.2)
Related to variable interest entities and other	(50.9)	(17.3)
Investment borrowings - repurchase agreements, net	(.1)	—
Net cash provided (used) by financing activities	39.2	(104.9)
Net decrease in cash and cash equivalents	(184.7)	(413.6)
Cash and cash equivalents, beginning of period	611.6	699.0
Cash and cash equivalents, end of period	$426.9	$285.4
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2015 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2014, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2015 and December 31, 2014, were as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$6.4	$5.3
Net unrealized gains on all other investments	2,476.0	2,207.7
Adjustment to present value of future profits (a)	(148.0)	(149.9)
Adjustment to deferred acquisition costs	(404.9)	(390.5)
Adjustment to insurance liabilities	(470.4)	(381.4)
Unrecognized net loss related to deferred compensation plan	(7.2)	(8.5)
Deferred income tax liabilities	(517.7)	(457.4)
Accumulated other comprehensive income	$934.2	$825.3
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At March 31, 2015, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(127.3) million, $(146.8) million, $(470.4) million and $264.4 million, respectively, for premium deficiencies that would exist on certain products (primarily long-term care) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2015, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,367.5	$1,932.1	$(64.9)	$14,234.7	$—
United States Treasury securities and obligations of United States government corporations and agencies	137.3	39.0	—	176.3	—
States and political subdivisions	1,992.3	316.9	(4.1)	2,305.1	—
Debt securities issued by foreign governments	1.8	.1	—	1.9	—
Asset-backed securities	1,251.9	85.9	(2.0)	1,335.8	—
Collateralized debt obligations	330.4	2.5	(1.0)	331.9	—
Commercial mortgage-backed securities	1,268.9	89.4	(.5)	1,357.8	—
Mortgage pass-through securities	3.7	.3	—	4.0	—
Collateralized mortgage obligations	1,229.7	82.0	(.8)	1,310.9	(3.1)
Total fixed maturities, available for sale	$18,583.5	$2,548.2	$(73.3)	$21,058.4	$(3.1)
Equity securities	$407.6	$20.5	$(.3)	$427.8

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$235.8	$239.5
Due after one year through five years	2,138.3	2,350.2
Due after five years through ten years	2,479.7	2,706.6
Due after ten years	9,645.1	11,421.7
Subtotal	14,498.9	16,718.0
Structured securities	4,084.6	4,340.4
Total fixed maturities, available for sale	$18,583.5	$21,058.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$14.7	$41.5
Gross realized losses on sale	(15.4)	(5.5)
Impairments:
Total other-than-temporary impairment losses	(1.3)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(1.3)	—
Net realized investment gains from fixed maturities	(2.0)	36.0
Equity securities	2.5	—
Commercial mortgage loans	(2.3)	—
Impairments of mortgage loans and other investments	—	(11.9)
Gain on dissolution of a variable interest entity	11.3	—
Other (a)	(.6)	(.7)
Net realized investment gains	$8.9	$23.4
_________________

(a)
Changes in the estimated fair value for trading securities for we have elected the fair value option still held as of the end of the respective periods and included in net realized investment gains were $3.1 million for the three months ended March 31, 2014. Such amount was insignificant in the 2015 period.

During the first three months of 2015, we recognized net realized investment gains of $8.9 million, which were comprised of: (i) $2.5 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a variable interest entity ("VIE"); (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and (iv) $1.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2015, a VIE that was required to be consolidated was dissolved. A gain of $11.3 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

During the first three months of 2014, we recognized net realized investment gains of $23.4 million, which were comprised of: (i) $32.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million; and (iii) $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first three months of 2015, the $15.4 million of realized losses on sales of $132.4 million of fixed maturity securities, available for sale, related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first three months of 2015, we recognized $1.3 million of impairment losses recorded in earnings on a fixed maturity due to issuer specific events.

During the first three months of 2014, we recognized $11.9 million of impairment losses recorded in earnings which included: (i) a $3.9 million writedown of a commercial mortgage loan related to a property with expected occupancy challenges; and (ii) $8.0 million of impairments related to two legacy private company investments where earnings and cash flows have not met the expectations assumed in our previous valuations.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2015, other-than-temporary impairments included in accumulated other comprehensive income of $3.1 million (before taxes and related amortization) related to certain structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2015, and 2014 (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.0)	$(1.3)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.0)	$(1.3)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$19.8	$(.5)	$31.1	$(3.6)	$50.9	$(4.1)
Corporate securities	779.2	(55.7)	163.9	(9.2)	943.1	(64.9)
Asset-backed securities	131.9	(1.3)	56.4	(.7)	188.3	(2.0)
Collateralized debt obligations	139.8	(1.0)	—	—	139.8	(1.0)
Commercial mortgage-backed securities	49.1	(.5)	—	—	49.1	(.5)
Mortgage pass-through securities	.2	—	.2	—	.4	—
Collateralized mortgage obligations	91.2	(.5)	23.1	(.3)	114.3	(.8)
Total fixed maturities, available for sale	$1,211.2	$(59.5)	$274.7	$(13.8)	$1,485.9	$(73.3)
Equity securities	$6.7	$(.3)	$.5	$—	$7.2	$(.3)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

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

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default under the agreement (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. Offsetting disclosures are included in the note to the consolidated financial statements entitled "Accounting for Derivatives".

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2015	2014
Net income (loss) for basic and diluted earnings per share	$52.8	$(228.0)
Shares:
Weighted average shares outstanding for basic earnings per share	200,491	220,307
Effect of dilutive securities on weighted average shares (a):
Stock options, restricted stock and performance units	1,784	—
Weighted average shares outstanding for diluted earnings per share	202,275	220,307
________

(a)
In the first quarter of 2014, 5,803,000 equivalent common shares (comprised of 2,537,000 shares related to stock options, restricted stock and performance units and 3,266,000 shares related to warrants) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive in such period due to the net loss recognized by the Company resulting from the sale of Conseco Life Insurance Company ("CLIC").

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options and warrants were exercised and restricted stock was vested.  The dilution from options, restricted shares and warrants (until they were repurchased in September 2014) is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options and warrants (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options and warrants (or the vesting of the restricted stock and performance units).

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

Effective January 1, 2015, we changed our definition of pre-tax operating income to exclude the impact of fair market value changes related to the agent deferred compensation plan, since such impacts are not indicative of our ongoing business and trends in our business. There was no impact on pre-tax operating income in the first three months of 2014 or 2015 as a result of this change. Prior periods have been revised, as applicable, to conform to our current presentation. Pre-tax income is not impacted by this change. We measure segment performance by excluding the net loss on the sale of CLIC and gain on reinsurance transactions, the earnings of CLIC prior to being sold on July 1, 2014, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net loss on the sale of CLIC and gain on related reinsurance transaction, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$5.7	$7.5
Health	315.8	330.5
Life	91.2	78.3
Net investment income (a)	226.5	224.4
Fee revenue and other income (a)	6.3	5.3
Total Bankers Life revenues	645.5	646.0
Washington National:
Insurance policy income:
Annuities	.9	1.0
Health	152.2	148.9
Life	6.4	5.7
Net investment income (a)	65.6	69.0
Fee revenue and other income (a)	.4	.2
Total Washington National revenues	225.5	224.8
Colonial Penn:
Insurance policy income:
Health	.8	1.0
Life	63.5	59.5
Net investment income (a)	10.7	10.7
Fee revenue and other income (a)	.3	.2
Total Colonial Penn revenues	75.3	71.4
Corporate operations:
Net investment income	6.7	7.0
Fee and other income	1.9	1.4
Total corporate revenues	8.6	8.4
Total revenues	954.9	950.6

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2015	2014
Expenses:
Bankers Life:
Insurance policy benefits	$405.3	$415.0
Amortization	51.6	48.2
Interest expense on investment borrowings	2.1	1.9
Other operating costs and expenses	104.3	96.7
Total Bankers Life expenses	563.3	561.8
Washington National:
Insurance policy benefits	135.2	131.8
Amortization	15.3	16.3
Interest expense on investment borrowings	.4	.4
Other operating costs and expenses	46.1	45.2
Total Washington National expenses	197.0	193.7
Colonial Penn:
Insurance policy benefits	48.6	44.7
Amortization	3.6	4.0
Other operating costs and expenses	29.0	28.9
Total Colonial Penn expenses	81.2	77.6
Corporate operations:
Interest expense on corporate debt	10.5	11.1
Other operating costs and expenses	9.9	14.4
Total corporate expenses	20.4	25.5
Total expenses	861.9	858.6
Pre-tax operating earnings by segment:
Bankers Life	82.2	84.2
Washington National	28.5	31.1
Colonial Penn	(5.9)	(6.2)
Corporate operations	(11.8)	(17.1)
Pre-tax operating earnings	$93.0	$92.0
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Total segment revenues	$954.9	$950.6
Net realized investment gains (losses)	(2.4)	21.3
Revenues related to certain non-strategic investments and earnings attributable to VIEs	18.3	6.3
Fee revenue related to transition and support services agreements	7.5	—
Revenues of CLIC prior to being sold	—	106.5
Consolidated revenues	978.3	1,084.7

Total segment expenses	861.9	858.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	16.9	15.2
Amortization related to fair value changes in embedded derivative liabilities	(4.2)	(4.2)
Amortization related to net realized investment gains	(.2)	.4
Expenses related to certain non-strategic investments and earnings attributable to VIEs	10.5	9.6
Net loss on sale of subsidiary and transition expenses	4.5	278.6
Expenses related to transition and support services agreements	6.6	—
Expenses of CLIC prior to being sold	—	96.1
Consolidated expenses	896.0	1,254.3
Income (loss) before tax	82.3	(169.6)
Income tax expense:
Tax expense on period income	29.5	39.0
Valuation allowance for deferred tax assets and other tax items	—	19.4
Net income (loss)	$52.8	$(228.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, none of which are designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2015	December 31, 2014
Assets:
Other invested assets:
Fixed index call options	$87.7	$107.2
Interest rate futures	(.1)	(.2)
Total assets	$87.6	$107.0
Liabilities:
Future policy benefits:
Fixed index products	$1,102.1	$1,081.5
Reinsurance related	3.4	—
Total liabilities	$1,105.5	$1,081.5

Our fixed index products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.4 billion at March 31, 2015. Such amount did not fluctuate significantly during the first three months of 2015 and 2014.

We utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $155 million in underlying investments held by the ceding reinsurer.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value reported in net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios:
Fixed index call options	$(2.1)	$5.4
Embedded derivative related to reinsurance contract	—	(1.6)
Total	(2.1)	3.8
Net realized gains (losses):
Interest rate futures	(1.7)	(2.7)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(17.8)	(16.0)
Total	$(21.6)	$(14.9)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2015, all of our counterparties were rated "A-" or higher by Standard & Poor's Corporation ("S&P").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives and repurchase agreements with master netting arrangements or collateral as of March 31, 2015 and December 31, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2015:
Fixed index call options	$87.7	$—	$87.7	$—	$—	$87.7
Interest rate futures	(.1)	.4	.3	—	—	.3
Repurchase agreements (a)	20.3	—	20.3	20.3	—	—
December 31, 2014:
Fixed index call options	107.2	—	107.2	—	—	107.2
Interest rate futures	(.2)	1.5	1.3	—	—	1.3
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—
_________________

(a)	As of March 31, 2015 and December 31, 2014, these agreements were collateralized by investment securities with a fair value of $25.4 million and $25.3 million, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $33.9 million and $52.1 million in the first quarters of 2015 and 2014, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $39.4 million and $59.6 million in the first quarters of 2015 and 2014, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $9.9 million and $10.9 million in the first quarters of 2015 and 2014, respectively.  In the first quarter of 2014, premiums assumed included $6.8 million of premium adjustments on prescription drug plan ("PDP") business related to periods prior to the termination of a quota-share reinsurance agreement with Coventry Health Care ("Coventry") in August 2013. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items primarily include the loss on the sale of CLIC of $278.6 million in the three months ended March 31, 2014. The components of income tax expense are as follows (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Current tax expense	$2.9	$2.2
Deferred tax expense	26.4	36.8
Income tax expense calculated based on estimated annual effective tax rate	29.3	39.0
Income tax expense on discrete items:
Tax expense related to the sale of CLIC	—	19.4
Other items	.2	—
Total income tax expense	$29.5	$58.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2015	2014
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(.8)	(.7)
State taxes	1.4	1.5
Estimated annual effective tax rate	35.6%	35.8%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net federal operating loss carryforwards	$1,024.4	$1,048.4
Net state operating loss carryforwards	14.9	15.2
Tax credits	48.7	47.2
Capital loss carryforwards	5.0	—
Investments	46.9	59.7
Insurance liabilities	593.1	585.9
Other	58.8	67.3
Gross deferred tax assets	1,791.8	1,823.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(315.1)	(320.5)
Accumulated other comprehensive income	(517.7)	(457.4)
Gross deferred tax liabilities	(832.8)	(777.9)
Net deferred tax assets before valuation allowance	959.0	1,045.8
Valuation allowance	(246.0)	(246.0)
Net deferred tax assets	713.0	799.8
Current income taxes accrued	(43.5)	(41.1)
Income tax assets, net	$669.5	$758.7

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

Based on our assessment, it appears more likely than not that $713.0 million of our net deferred tax assets of $959.0 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $246.0 million at March 31, 2015. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income for the last three years plus: (i) a 3 percent core growth factor; and (ii) an additional 1 percent increase which primarily reflects the impact of the investment trading strategies completed in 2013 (which grade off over time). The aggregate 4 percent factor is used to increase taxable income over the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our three year average taxable income was approximately $320 million. Approximately $50 million of the current three year average relates to non-life taxable income and $270 million relates to life income.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.67 percent at March 31, 2015), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2015, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of March 31, 2015, we had $2.9 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the Internal Revenue Service ("IRS") ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2022	$48.1	$—	$48.1
2023	742.6	1,978.3	2,720.9
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	790.7	2,676.4	3,467.1
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$447.8	$2,479.0	$2,926.8

In addition, we had $14.4 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $14.9 million and $15.2 million at March 31, 2015 and December 31, 2014, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34 million at March 31, 2015.

We currently expect to utilize all of our remaining life NOLs in 2016, absent a favorable IRS position on the classification of the loss on our investment in CSHI. After all of the life NOLs are utilized, we will begin making cash tax payments equal to the effective federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on only 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
Senior Secured Credit Agreement (as defined below)	$502.3	$522.1
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	275.0	275.0
Unamortized discount on Senior Secured Credit Agreement	(2.5)	(2.7)
Direct corporate obligations	$774.8	$794.4

Senior Secured Credit Agreement

On September 28, 2012, the Company entered into a new senior secured credit agreement, providing for: (i) a $425.0 million six-year term loan facility ($389.8 million remained outstanding at March 31, 2015); (ii) a $250.0 million four-year term loan facility ($112.5 million remained outstanding at March 31, 2015); and (iii) a $50.0 million three-year revolving credit facility, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the "Senior Secured Credit Agreement"). As of March 31, 2015, no amounts have been borrowed under the revolving credit facility. The Senior Secured Credit Agreement is guaranteed by the Subsidiary Guarantors (as defined below) and secured by a first-priority lien (which ranks pari passu with the liens securing the 6.375% Notes) on substantially all of the Company's and the Subsidiary Guarantors' assets.

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

The interest rates with respect to loans under: (i) the six-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.75% per annum, or a base rate, plus 1.75% per annum, subject to a eurodollar rate "floor" of 1.00% and a base rate "floor" of 2.25% (such rate was 3.75% at March 31, 2015); (ii) the four-year term loan facility are, at the Company's option, equal to a eurodollar rate, plus 2.25% per annum, or a base rate, plus 1.25% per annum, subject to a eurodollar rate "floor" of .75% and a base rate "floor" of 2.00% (such rate was 3.00% at March 31, 2015); and (iii) the revolving credit facility will be, at the Company's option, equal to a eurodollar rate, plus 3.00% per annum, or a base rate, plus 2.00% per annum, in each case, with respect to revolving credit facility borrowings only, subject to certain step-downs based on the debt to total capitalization ratio of the Company.

In the first three months of 2015, we made $19.8 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.1 percent at March 31, 2015); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (such ratio was 16.53 to 1.00 for the four quarters ended March 31, 2015); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 428 percent at March 31, 2015); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2015, was estimated to be $1,871 million).

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to the 6.375% Indenture dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto (the "Subsidiary Guarantors") and Wilmington Trust, National Association, as trustee and as collateral agent. The net proceeds from the issuance of the 6.375% Notes, together with the net proceeds from the Senior Secured Credit Agreement, were used to repay other outstanding indebtedness and for general corporate purposes. The 6.375% Notes mature on October 1, 2020. Interest on the 6.375% Notes accrues at a rate of 6.375% per annum and is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2013. The 6.375% Notes and the guarantees thereof (the "Guarantees") are senior secured obligations of the Company and the Subsidiary Guarantors and rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future senior obligations, and senior to all of the Company's and the Subsidiary Guarantors' future subordinated indebtedness. The 6.375% Notes are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions. The 6.375% Notes and the Guarantees are pari passu with respect to security and in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness under the Senior Secured Credit Agreement. The 6.375% Notes are structurally subordinated to all of the liabilities and preferred stock of each of the Company's insurance subsidiaries, which are not guarantors of the 6.375% Notes.

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2015, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $17 million as of March 31, 2015. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5% (such ratio was less than 17.5% as of March 31, 2015).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2015 (dollars in millions):

Year ending March 31,
2016	$79.2
2017	41.7
2018	4.3
2019	377.1
2020	—
Thereafter	275.0
$777.3

INVESTMENT BORROWINGS

Two of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National") and Bankers Life and Casualty Company ("Bankers Life")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2015, the carrying value of the FHLB common stock was $73.5 million.  As of March 31, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2015, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2015
$50.0	October 2015	Variable rate – 0.525%
100.0	June 2016	Variable rate – 0.614%
75.0	June 2016	Variable rate – 0.433%
100.0	October 2016	Variable rate – 0.436%
50.0	November 2016	Variable rate – 0.535%
50.0	November 2016	Variable rate – 0.643%
57.7	June 2017	Variable rate – 0.603%
50.0	August 2017	Variable rate – 0.458%
75.0	August 2017	Variable rate – 0.412%
100.0	October 2017	Variable rate – 0.683%
50.0	November 2017	Variable rate – 0.771%
50.0	January 2018	Variable rate – 0.602%
50.0	January 2018	Variable rate – 0.597%
50.0	February 2018	Variable rate – 0.566%
50.0	February 2018	Variable rate – 0.348%
22.0	February 2018	Variable rate – 0.592%
100.0	May 2018	Variable rate – 0.628%
50.0	July 2018	Variable rate – 0.726%
50.0	August 2018	Variable rate – 0.378%
50.0	January 2019	Variable rate – 0.674%
50.0	February 2019	Variable rate – 0.348%
100.0	March 2019	Variable rate – 0.657%
21.8	July 2019	Variable rate – 0.663%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.6	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.6

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2015, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $2.9 million.

Interest expense of $2.5 million and $7.0 million in the first three months of 2015 and 2014, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

sale and subsequent repurchase of securities. Such borrowings totaled $20.3 million at March 31, 2015 and mature prior to June 30, 2015.

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

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2014	203,324
Treasury stock purchased and retired	(5,270)
Stock options exercised	144
Restricted and performance stock vested	434	(a)
Balance, March 31, 2015	198,632
____________________

(a)
Such amount was reduced by 230 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first three months of 2015, we repurchased 5.3 million shares of common stock for $86.0 million (including $4.5 million of repurchases settled in the second quarter of 2015) under our securities repurchase program. The Company had remaining repurchase authority of $334.9 million as of March 31, 2015.

In the first three months of 2015, dividends declared and paid on common stock totaled $12.1 million ($0.06 per common share).

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $.8 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.  Amounts amortized totaled $2.8 million and $4.5 million during the three months ended March 31, 2015 and 2014, respectively.  The unamortized balance of deferred sales inducements was $65.4 million and $67.4 million at March 31, 2015 and December 31, 2014, respectively.  The balance of insurance liabilities for persistency bonus benefits was $1.3 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company on January 1, 2017 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company is currently assessing the impact the guidance will have upon adoption.

In August 2014, the FASB issued authoritative guidance related to measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity which provides a measurement alternative for an entity that consolidates collateralized financing entities. A collateralized financing entity is a VIE with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. If elected, the alternative method results in the reporting entity measuring both the financial assets and the financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and the financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value. The guidance is effective for interim and annual periods beginning after December 15, 2015. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.

In February 2015, the FASB issued authoritative guidance which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. Such guidance: (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The new guidance may be adopted: (i) using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) retrospectively. The Company is currently assessing the impact the guidance will have upon adoption.

In April 2015, the FASB issued authoritative guidance which requires debt issuance costs in financial statements to be presented as a direct deduction from the carrying value of the associated debt liability rather than as an asset on the balance sheet. This guidance is effective beginning January 1, 2016. Early adoption is permitted, and the new guidance will be applied on a retrospective basis. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Adopted Accounting Standards

In April 2014, the FASB issued authoritative guidance changing the criteria for reporting discontinued operations. Under the revised guidance, only disposals of a component or a group of components, including those classified as held for sale, which represent a strategic shift that has or will have a major effect on a company's operations and financial results will be reported as discontinued operations. The guidance is effective prospectively for new disposals occurring after January 1, 2015.

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 37 states and the District of Columbia are currently participating in this examination.

CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$52.8	$(228.0)
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	71.0	73.8
Income taxes	28.9	57.7
Insurance liabilities	88.2	74.0
Accrual and amortization of investment income	(35.7)	(47.9)
Deferral of policy acquisition costs	(58.2)	(56.7)
Net realized investment gains	(8.9)	(23.4)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Net loss on sale of subsidiary and transition expenses	4.5	278.6
Other	(20.1)	(18.1)
Net cash from operating activities	$122.5	$(480.3)	(a)
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Stock options, restricted stock and performance units	$4.3	$3.6

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,499.8	$—	$1,499.8
Notes receivable of VIEs held by insurance subsidiaries	—	(163.5)	(163.5)
Cash and cash equivalents held by variable interest entities	158.5	—	158.5
Accrued investment income	2.8	—	2.8
Income tax assets, net	6.9	(1.7)	5.2
Other assets	18.4	(1.3)	17.1
Total assets	$1,686.4	$(166.5)	$1,519.9
Liabilities:
Other liabilities	$73.8	$(5.5)	$68.3
Borrowings related to variable interest entities	1,461.3	—	1,461.3
Notes payable of VIEs held by insurance subsidiaries	164.1	(164.1)	—
Total liabilities	$1,699.2	$(169.6)	$1,529.6

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2015, such loans had an amortized cost of $1,511.8 million; gross unrealized gains of $4.5 million; gross unrealized losses of $16.5 million; and an estimated fair value of $1,499.8 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$506.9	$504.6
Due after five years through ten years	1,004.9	995.2
Total	$1,511.8	$1,499.8

During the first three months of 2015, the VIEs recognized net realized investment gains of $4.6 million.  During the first three months of 2014, the VIEs recognized net realized investment losses of $2.0 million.

At March 31, 2015, there were no investments held by the VIEs that were in default.

During the first three months of 2015, $28.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.0 million. During the first three months of 2014, $21.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.1 million.

There was one investment sold at a loss during the first quarter of 2015, which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for less than six months prior to the sale, which had an amortized cost and estimated fair value of $2.9 million and $2.3 million, respectively.

At March 31, 2015, the VIEs held:  (i) investments with a fair value of $731.4 million and gross unrealized losses of $16.5 million that had been in an unrealized loss position for less than twelve months; and (ii) no investments that had been in an unrealized loss position for greater than twelve months.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2014, the VIEs held: (i) investments with a fair value of $1,053.2 million and gross unrealized losses of $27.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $167.4 million and gross unrealized losses of less than $4.2 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2015, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $55.9 million (classified as other invested assets).  At March 31, 2015, we had unfunded commitments to these partnerships of $63.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2015 and 2014.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 44 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2015 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,098.7	$136.0	$14,234.7
United States Treasury securities and obligations of United States government corporations and agencies	—	176.3	—	176.3
States and political subdivisions	—	2,305.1	—	2,305.1
Debt securities issued by foreign governments	—	1.9	—	1.9
Asset-backed securities	—	1,270.0	65.8	1,335.8
Collateralized debt obligations	—	331.9	—	331.9
Commercial mortgage-backed securities	—	1,355.7	2.1	1,357.8
Mortgage pass-through securities	—	3.8	.2	4.0
Collateralized mortgage obligations	—	1,310.9	—	1,310.9
Total fixed maturities, available for sale	—	20,854.3	204.1	21,058.4
Equity securities - corporate securities	222.4	176.4	29.0	427.8
Trading securities:
Corporate securities	—	24.7	—	24.7
United States Treasury securities and obligations of United States government corporations and agencies	—	3.6	—	3.6
Asset-backed securities	—	22.6	—	22.6
Commercial mortgage-backed securities	—	170.0	—	170.0
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	27.8	—	27.8
Equity securities	3.5	—	—	3.5
Total trading securities	3.5	248.8	—	252.3
Investments held by variable interest entities - corporate securities	—	1,499.8	—	1,499.8
Other invested assets - derivatives	.3	87.7	—	88.0
Assets held in separate accounts	—	5.5	—	5.5
Total assets carried at fair value by category	$226.2	$22,872.5	$233.1	$23,331.8

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,102.1	$1,102.1

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

Liabilities for policyholder account balances.  The estimated fair value of insurance liabilities for policyholder account balances was approximately equal to its carrying value as interest rates credited on the vast majority of account balances approximate current rates paid on similar products and because these rates are not generally guaranteed beyond one year.

Investment borrowings, notes payable and borrowings related to variable interest entities.  For publicly traded debt, we use current fair values.  For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2015
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,802.6	$1,802.6	$1,699.7
Policy loans	—	—	107.1	107.1	107.1
Other invested assets:
Company-owned life insurance	—	161.3	—	161.3	161.3
Alternative investment funds	—	102.7	—	102.7	102.7
Cash and cash equivalents:
Unrestricted	426.9	—	—	426.9	426.9
Held by variable interest entities	158.5	—	—	158.5	158.5
Liabilities:
Policyholder account balances	—	—	10,697.8	10,697.8	10,697.8
Investment borrowings	—	1,521.8	—	1,521.8	1,518.9
Borrowings related to variable interest entities	—	1,456.9	—	1,456.9	1,461.3
Notes payable – direct corporate obligations	—	787.8	—	787.8	774.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,768.9	$1,768.9	$1,691.9
Policy loans	—	—	106.9	106.9	106.9
Other invested assets:
Company-owned life insurance	—	157.6	—	157.6	157.6
Alternative investment funds	—	102.8	—	102.8	102.8
Cash and cash equivalents:
Unrestricted	549.6	62.0	—	611.6	611.6
Held by variable interest entities	68.3	—	—	68.3	68.3
Liabilities:
Policyholder account balances	—	—	10,707.2	10,707.2	10,707.2
Investment borrowings	—	1,520.4	—	1,520.4	1,519.2
Borrowings related to variable interest entities	—	1,229.2	—	1,229.2	1,286.1
Notes payable – direct corporate obligations	—	807.4	—	807.4	794.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2015 (dollars in millions):

	March 31, 2015
	Beginning balance as of December 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2015	Amount of total gains (losses) for the three months ended March 31, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$365.9	$(20.1)	$(1.3)	$(.8)	$9.1	$(216.8)	$136.0	$—
States and political subdivisions	35.5	—	—	—	—	(35.5)	—	—
Asset-backed securities	59.2	(.8)	—	1.4	10.0	(4.0)	65.8	—
Commercial mortgage-backed securities	1.2	—	—	(.5)	1.4	—	2.1	—
Mortgage pass-through securities	.4	(.2)	—	—	—	—	.2	—
Total fixed maturities, available for sale	462.2	(21.1)	(1.3)	.1	20.5	(256.3)	204.1	—
Equity securities - corporate securities	28.0	1.0	—	—	—	—	29.0	—
Trading securities - commercial mortgage-backed securities	28.6	—	—	—	—	(28.6)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,081.5)	(2.8)	(17.8)	—	—	—	(1,102.1)	(17.8)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.1	$(20.2)	$—	$—	$(20.1)
Asset-backed securities	9.9	(10.7)	—	—	(.8)
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	10.0	(31.1)	—	—	(21.1)
Equity securities - corporate securities	1.0	—	—	—	1.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(30.4)	11.4	(1.6)	17.8	(2.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2014 (dollars in millions):

	March 31, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3	Transfers out of Level 3 (a)	Assets classified as Assets of subsidiary being sold	Ending balance as of March 31, 2014	Amount of total gains (losses) for the three months ended March 31, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$(13.6)	$.1	$7.5	$31.5	$—	$(48.3)	$336.8	$—
Asset-backed securities	42.2	(.3)	—	1.9	7.9	—	(9.5)	42.2	—
Collateralized debt obligations	246.7	(4.4)	—	(.1)	12.6	(240.7)	—	14.1	—
Mortgage pass-through securities	1.6	(.1)	—	—	—	—	(1.1)	.4	—
Total fixed maturities, available for sale	650.1	(18.4)	.1	9.3	52.0	(240.7)	(58.9)	393.5	—
Equity securities - corporate securities	24.5	.9	—	—	—	—	—	25.4	—
Trading securities - collateralized mortgage obligations	—	—	—	.1	5.8	—	—	5.9	.1
Assets of subsidiary being sold	—	—	—	—	—	—	58.9	58.9	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(903.7)	(11.1)	(16.0)	—	—	—	—	(930.8)	(16.0)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(1.8)	(1.6)	—	—	—	—	—	(3.4)	—
Total liabilities	(905.5)	(12.7)	(16.0)	—	—	—	—	(934.2)	(16.0)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(13.6)	$—	$—	$(13.6)
Asset-backed securities	—	(.3)	—	—	(.3)
Collateralized debt obligations	.9	(5.3)	—	—	(4.4)
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	.9	(19.3)	—	—	(18.4)
Equity securities - corporate securities	.9	—	—	—	.9
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(26.6)	3.1	(2.1)	14.5	(11.1)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	—	(1.6)	—	(1.6)
Total liabilities	(26.6)	3.1	(3.7)	14.5	(12.7)

At March 31, 2015, 61 percent of our Level 3 fixed maturities, available for sale, were investment grade and 67 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2015 (dollars in millions):

	Fair value at March 31, 2015	Valuation technique(s)	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$70.0	Discounted cash flow analysis	Discount margins	1.41% - 5.71% (4.05%)
Asset-backed securities (b)	31.2	Discounted cash flow analysis	Discount margins	1.95% - 4.15% (2.91%)
Equity security (c)	29.0	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	102.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	233.1
Liabilities:
Future policy benefits (e)	1,102.1	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00 - 2.63% (1.53%)
			Surrender rates	1.98% - 47.88% (14.16%)
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

In this section, we review the consolidated financial condition of CNO at March 31, 2015, and its consolidated results of operations for the three months ended March 31, 2015 and 2014, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2014 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

•	our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

•	our ability to maintain effective controls over financial reporting;

•	our ability to continue to recruit and retain productive agents and distribution partners;

•	customer response to new products, distribution channels and marketing initiatives;

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as any defaults or failure of reinsurers to perform;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and PDP products in exchange for a fee.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Effective January 1, 2015, we changed our definition of operating income and operating income per diluted share to exclude the impact of fair market value changes related to the agent deferred compensation plan, since such impacts are not indicative of our ongoing business and trends in our business. There was no impact on operating income or operating income per diluted share in the first three months of 2014 or 2015 as a result of this change. Prior periods have been revised, as applicable, to conform to our current presentation. Net income (loss) and net income (loss) per diluted share are not impacted by this change. The following summarizes our earnings for the three months ending March 31, 2015 and 2014 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2015	2014
EBIT (a non-GAAP measure) (a):
Bankers Life	$82.2	$84.2
Washington National	28.5	31.1
Colonial Penn	(5.9)	(6.2)
EBIT from business segments	104.8	109.1
Corporate operations, excluding corporate interest expense	(1.3)	(6.0)
EBIT	103.5	103.1
Corporate interest expense	(10.5)	(11.1)
Operating earnings before taxes	93.0	92.0
Tax expense on operating income	32.9	32.1
Net operating income (a)	60.1	59.9
Earnings of CLIC prior to being sold (net of taxes)	—	6.7
Estimated loss on sale of CLIC (including impact of taxes) (b)	—	(298.0)
Net realized investment gains (net of related amortization and taxes)	(1.4)	13.6
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(8.3)	(7.2)
Other	2.4	(3.0)
Net income (loss)	$52.8	$(228.0)
Per diluted share:
Net operating income	$.30	$.27
Earnings of CLIC prior to being sold (net of taxes)	—	.03
Estimated loss on sale of CLIC (including impact of taxes)	—	(1.35)
Net realized investment gains (net of related amortization and taxes)	(.01)	.06
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.04)	(.03)
Other	.01	(.01)
Net income (loss)	$.26	$(1.03)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the net loss on the sale of CLIC and gain on reinsurance transactions, including impact of taxes; (ii) the earnings of CLIC prior to being sold on July 1, 2014, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment or modification of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets; and (viii) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be transparent. However, EBIT and net operating income are not measurements of financial performance under GAAP and should not be considered as alternatives to cash flow from operating activities, as measures of liquidity, or as alternatives to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, EBIT and net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBIT and net operating income have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Our definitions and calculation of EBIT and net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

(b)
Increase in valuation allowance of $19.4 million in the three months ended March 31, 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "estimated loss on sale of CLIC (including impact of taxes)".

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2014 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$82.2	$84.2
Washington National	28.5	31.1
Colonial Penn	(5.9)	(6.2)
Corporate operations	(11.8)	(17.1)
	93.0	92.0
Net realized investment gains (losses), net of related amortization:
Bankers Life	(3.8)	1.5
Washington National	(.2)	29.1
Colonial Penn	.1	.2
Corporate operations	1.7	(9.9)
	(2.2)	20.9
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(12.6)	(10.9)
Washington National	(.1)	(.1)
	(12.7)	(11.0)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	7.8	(3.3)
Net revenue pursuant to transition and support services agreements:
Corporate operations	.9	—
Transition expenses
Corporate operations	(4.5)	—
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	—	10.4
Loss on sale of CLIC	—	(278.6)
	—	(268.2)
Income (loss) before income taxes:
Bankers Life	65.8	74.8
Washington National	28.2	60.1
Colonial Penn	(5.8)	(6.0)
Corporate operations	(5.9)	(30.3)
Amount related to CLIC prior to being sold	—	(268.2)
Income (loss) before income taxes	$82.3	$(169.6)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the net loss on the sale of CLIC, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the net loss on the sale of CLIC, the earnings of CLIC prior to being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment or modification of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premium collections:
Annuities	$171.7	$190.5
Medicare supplement and other supplemental health	304.6	315.5
Life	107.9	94.0
Total collections	$584.2	$600.0
Average liabilities for insurance products:
Fixed index annuities	$3,952.1	$3,462.8
Fixed interest annuities	3,623.5	3,983.1
SPIAs and supplemental contracts:
Mortality based	194.4	203.1
Deposit based	152.3	150.1
Health:
Long-term care	5,067.8	4,568.0
Medicare supplement	336.9	338.2
Other health	47.7	46.5
Life:
Interest sensitive	614.9	533.2
Non-interest sensitive	911.6	672.4
Total average liabilities for insurance products, net of reinsurance ceded	$14,901.2	$13,957.4
Revenues:
Insurance policy income	$412.7	$416.3
Net investment income:
General account invested assets	229.2	219.8
Fixed index products	(2.7)	4.6
Fee revenue and other income	6.3	5.3
Total revenues	645.5	646.0
Expenses:
Insurance policy benefits	363.4	365.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	30.3	32.9
Cost of options to fund index credits, net of forfeitures	14.3	12.0
Market value changes credited to policyholders	(2.7)	4.4
Amortization related to operations	51.6	48.2
Interest expense on investment borrowings	2.1	1.9
Other operating costs and expenses	104.3	96.7
Total benefits and expenses	563.3	561.8
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	82.2	84.2
Net realized investment gains (losses)	(4.0)	1.5
Amortization related to net realized investment gains (losses)	.2	—
Net realized investment gains (losses), net of related amortization	(3.8)	1.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	(16.2)	(14.7)
Amortization related to fair value changes in embedded derivative liabilities	3.6	3.8
Fair value changes in embedded derivative liabilities, net of related amortization	(12.6)	(10.9)
Income before income taxes	$65.8	$74.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2015	2014
Health benefit ratios:
All health lines:
Insurance policy benefits	$299.0	$307.2
Benefit ratio (a)	94.7%	93.0%
Medicare supplement:
Insurance policy benefits	$130.1	$131.6
Benefit ratio (a)	67.4%	67.7%
Long-term care:
Insurance policy benefits	$168.9	$170.3
Benefit ratio (a)	137.8%	131.9%
Interest-adjusted benefit ratio (b)	83.0%	81.0%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $67.1 million and $65.7 million in the three months ended March 31, 2015 and 2014, respectively.

Total premium collections were $584.2 million in the first quarter of 2015, down 2.6 percent from 2014 primarily driven by a reduction in premiums from fixed interest annuity products reflecting the low interest rate environment in recent periods. In addition, collected premiums in the first quarter of 2014 included $6.8 million related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.9 billion in the first quarter of 2015, up 6.8 percent from 2014. Such average liabilities for long-term care products were increased by $393 million in the first quarter

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

of 2015 to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. In addition, the increase in the non-interest sensitive life reserves in the first quarter of 2015 included approximately $155 million of reserves related to the recapture of a block of life insurance in July 2014. Excluding the impact of the aforementioned items, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in the first quarter of 2014 included $6.8 million related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $229.2 million in the first quarter of 2015, up 4.3 percent from 2014. The increase in net investment income is due to higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods and slightly higher prepayment income. Prepayment income was $4.4 million and $1.1 million in the first three months of 2015 and 2014, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(2.7) million and $4.6 million in the first quarters of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $6.3 million and $5.3 million, in the first quarters of 2015 and 2014, respectively. These amounts include revenues earned under distribution and marketing agreements to sell PDP and Medicare Advantage products of other insurance companies. The increase reflects higher sales of third party products by Bankers agents.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 67.4 percent and 67.7 percent in the first three months of 2015 and 2014, respectively. The benefit ratio for the first quarter of 2015 is slightly favorable to the first quarter of 2014 and to our expectations primarily due to the impact of favorable experience in a small block of supplemental health policies that are aggregated with these policies due to their relative immateriality. We currently expect the benefit ratio on this Medicare supplement business to be in the 70 percent range in 2015.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 137.8 percent and 131.9 percent in the first quarters of 2015 and 2014, respectively.  The interest-adjusted benefit ratio on this business was 83.0 percent and 81.0 percent in the first quarters of 2015 and 2014, respectively.  The increase in the interest-adjusted benefit ratio in the first quarter of 2015 is primarily due to refinements we use to determine the increase in our future loss reserves.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our projections of estimated future profits on the long-term care block indicate that profits will be recognized in earlier years, followed by losses in later years. We recognize future loss reserves during the period the block is profitable to offset the losses in the future period. As a result of the projected future losses, the interest-adjusted benefit ratio will increase on this block as it ages and as new business becomes less of a component of the overall inforce. We estimate the future loss reserve based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates are generally updated annually. We increased the future loss reserve related to our long-term care blocks of business by $9.0 million and $5.5 million in the first quarters of 2015 and 2014, respectively. We currently expect the interest-adjusted benefit ratio on this long-term care business will be in the 84 percent range in 2015, given refinements to the build of the future loss reserve. The refinements made are not a result of any adjustment to our total expectations of projected profits and losses on the long-term care block, and only impact the timing of the future loss reserve increases. The refinements had no impact on insurance liabilities determined in accordance with statutory accounting principles.

Insurance policy income and insurance policy benefits in the first quarter of 2014 included $6.8 million and $5.3 million, respectively, related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013. These amounts represent adjustments to earnings on such business related to periods prior to the termination of the agreement. Since the insurance product liabilities we establish for long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $30.3 million and $32.9 million in the first quarters of 2015 and 2014, respectively. The weighted average crediting rates for these products was 2.8 percent in both the first quarters of 2015 and 2014. The average liabilities of the fixed interest annuity block were $3.6 billion and $4.0 billion in the first three months of 2015 and 2014, respectively. The decrease in the liabilities related to these annuities reflects the low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $51.6 million and $48.2 million in the first quarters of 2015 and 2014, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $104.3 million in the first quarter of 2015, up 7.9 percent from 2014. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Commission expense and agent manager benefits	$16.6	$13.8
Other operating expenses	87.7	82.9
Total	$104.3	$96.7

The increase in commission and agent manager benefits in the first quarter of 2015 reflects the larger in-force block and increased costs associated with the agent deferred compensation plan due to lower interest rates. The increase in other operating expenses in the first quarter of 2015 primarily reflects higher non-deferrable marketing and recruiting costs.

Net realized investment gains (losses) fluctuated each period. During the first three months of 2015, we recognized $1.1 million of net losses from the sales of investments (primarily fixed maturities) and $2.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2014, we recognized $3.5 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.2 million in the first quarter of 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premium collections:
Supplemental health and other health	$133.2	$126.5
Medicare supplement	18.2	21.1
Life	6.9	6.5
Annuity	.4	.6
Total collections	$158.7	$154.7
Average liabilities for insurance products:
Fixed index annuities	$401.0	$433.7
Fixed interest annuities	124.9	134.4
SPIAs and supplemental contracts:
Mortality based	267.5	245.5
Deposit based	257.3	249.5
Separate Accounts	5.5	10.2
Health:
Supplemental health	2,455.3	2,265.3
Medicare supplement	33.5	36.8
Other health	15.1	11.1
Life:
Interest sensitive life	153.5	165.8
Non-interest sensitive life	188.4	194.2
Total average liabilities for insurance products, net of reinsurance ceded	$3,902.0	$3,746.5
Revenues:
Insurance policy income	$159.5	$155.6
Net investment income:
General account invested assets	64.6	68.2
Fixed index products	.6	.9
Trading account income related to reinsurer accounts	—	1.6
Change in value of embedded derivatives related to modified coinsurance agreements	—	(1.6)
Trading account income related to policyholder accounts	.4	(.1)
Fee revenue and other income	.4	.2
Total revenues	225.5	224.8
Expenses:
Insurance policy benefits	129.0	126.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.7	3.4
Cost of options to fund index credits, net of forfeitures	1.5	1.5
Market value changes credited to policyholders	1.0	.9
Amortization related to operations	15.3	16.3
Interest expense on investment borrowings	.4	.4
Other operating costs and expenses	46.1	45.2
Total benefits and expenses	197.0	193.7
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	28.5	31.1
Net realized investment gains (losses)	(.2)	29.5
Amortization related to net realized investment gains (losses)	—	(.4)
Net realized investment gains (losses), net of related amortization	(.2)	29.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.7)	(.5)
Amortization related to fair value changes in embedded derivative liabilities	.6	.4
Fair value changes in embedded derivative liabilities, net of related amortization	(.1)	(.1)
Income before income taxes	$28.2	$60.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2015	2014
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$12.3	$14.8
Benefit ratio (a)	63.2%	63.9%
Supplemental health and other:
Insurance policy benefits	$109.4	$99.3
Benefit ratio (a)	82.4%	79.8%
Interest-adjusted benefit ratio (b)	57.6%	53.0%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.8 million and $32.6 million in the three months ended March 31, 2015 and 2014, respectively.

Total premium collections were $158.7 million in the first quarter of 2015, up 2.6 percent from 2014, driven by sales and higher persistency of the segment's supplemental health block. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the first quarter of 2015, up 4.2 percent from 2014, reflecting an increase in the health blocks; partially offset by the run-off of the annuity blocks.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $64.6 million in the first quarter of 2015, down 5.3 percent from 2014. As a result of the sale of CLIC, investment income decreased by approximately $2 million in the first quarter of 2015, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Subsequent to the sale of CLIC, such business is ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block are held by CLIC.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $.6 million and $.9 million in the first quarters of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Change in value of embedded derivatives related to a modified coinsurance agreement is described in the note to our consolidated financial statements entitled "Accounting for Derivatives." We transferred a specific block of investments related to these agreements to our trading securities account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives was largely offset by the change in value of the trading securities. In the second quarter of 2014, we recaptured this modified coinsurance agreement and the embedded derivative was eliminated.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $7.1 million and $8.3 million in the first quarters of 2015 and 2014, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $23.4 million and $26.5 million in the first quarters of 2015 and 2014, respectively. The interest-adjusted benefit ratio on this supplemental health business was 57.6 percent and 53.0 percent in the first quarters of 2015 and 2014, respectively. In the first quarter of 2015, the insurance margin on these products was reduced by approximately $3 million due to the unfavorable development of prior period incurred claim estimates. After adjusting for this item, the interest-adjusted benefit ratio was 55.4 percent in the first quarter of 2015, reflecting greater persistency on return-of-premium policies approaching maturity. When persistency is higher for these policies, the increase in insurance liabilities is elevated to fund potential return-of-premium benefits. We currently expect that the benefit ratio on these products will remain elevated in the second quarter of 2015 and that the full year interest-adjusted benefit ratio will be in the 54 percent range in 2015.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.7 million and $3.4 million in the first quarters of 2015 and 2014, respectively.

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

Other operating costs and expenses were $46.1 million and $45.2 million in the first quarters of 2015 and 2014, respectively. Other operating costs and expenses include commission expense of $17.7 million and $16.2 million in the first quarters of 2015 and 2014, respectively. The increase in commission expense is consistent with the growth in the supplemental health block. Excluding commission expenses, expenses were essentially the same in the first quarters of 2015 and 2014.

Net realized investment gains (losses) fluctuate each period. During the first three months of 2015, we recognized net realized investment losses of $1.4 million from the sales of investments; the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2014, we recognized $31.4 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million in the first three months of 2014.

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

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premium collections:
Life	$64.4	$60.1
Supplemental health	.7	.9
Total collections	$65.1	$61.0
Average liabilities for insurance products:
SPIAs - mortality based	$76.2	$69.4
Health:
Medicare supplement	8.5	8.6
Other health	4.5	4.5
Life:
Interest sensitive	16.6	17.1
Non-interest sensitive	661.5	644.5
Total average liabilities for insurance products, net of reinsurance ceded	$767.3	$744.1
Revenues:
Insurance policy income	$64.3	$60.5
Net investment income on general account invested assets	10.7	10.7
Fee revenue and other income	.3	.2
Total revenues	75.3	71.4
Expenses:
Insurance policy benefits	48.3	44.5
Amounts added to annuity and interest-sensitive life product account balances	.3	.2
Amortization related to operations	3.6	4.0
Other operating costs and expenses	29.0	28.9
Total benefits and expenses	81.2	77.6
Income (loss) before net realized investment gains and income taxes	(5.9)	(6.2)
Net realized investment gains	.1	.2
Income (loss) before income taxes	$(5.8)	$(6.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. Based on our current advertising plan, we expect this segment to report slightly positive earnings (before net realized investment gains (losses) and income taxes) in 2015.

Total premium collections were $65.1 million in the first quarter of 2015, up 6.7 percent from 2014. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in the core graded benefit and simplified issue life insurance block in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of graded benefit and simplified issue life insurance business.

Net investment income on general account invested assets was $10.7 million in the first quarter of 2015, even with the first quarter of 2014. The increase in invested assets as a result of the growth of this segment was offset by lower yields reflecting the current low interest rate environment.

Insurance policy benefits fluctuated as a result of the growth in this segment and slightly less favorable experience in the life block.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such expenses were essentially the same in the first quarters of 2015 and 2014. Although marketing expenses increased by approximately $2 million, we have slightly shifted our mix of marketing activities which resulted in a modest increase in the deferral of acquisition costs. While the effectiveness of our sales and marketing expenditures have improved, we continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains fluctuated each period. During the first three months of 2015, we recognized $.1 million of net gains from the sales of investments (primarily fixed maturities). During the first three months of 2014, we recognized $.2 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Corporate operations:
Interest expense on corporate debt	$(10.5)	$(11.1)
Net investment income (loss):
General investment portfolio	1.8	1.8
Other special-purpose portfolios:
COLI	2.0	1.0
Investments held in a rabbi trust	.3	.1
Investments in certain hedge funds	—	1.1
Other trading account activities	2.6	3.0
Fee revenue and other income	1.9	1.4
Other operating costs and expenses	(9.9)	(14.4)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and income taxes	(11.8)	(17.1)
Net realized investment gains (losses)	1.7	(9.9)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	7.8	(3.3)
Transition expenses	(4.5)	—
Net revenue pursuant to transition and support services agreements	.9	—
Loss before income taxes	$(5.9)	$(30.3)

Interest expense on corporate debt has been primarily impacted by the repayments of the Senior Secured Credit Agreement. Our average corporate debt outstanding was $796.9 million and $859.9 million in the first three months of 2015 and 2014, respectively. The average interest rate on our debt was 4.5 percent and 4.4 percent in the first three months of 2015 and 2014, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized a death benefit, net of cash surrender value, of $1.7 million related to the COLI in the first three months of 2014. The corporate segment sold all of its investments in hedge funds in the fourth quarter of 2014.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Fee revenue and other income includes the fees our wholly-owned investment advisor earns for managing portfolios of commercial bank loans for investment trusts. These trusts are consolidated as VIEs in our consolidated financial statements, but the fees are reflected as revenues and the fee expense is reflected in the earnings attributable to non-controlling interests. This fee revenue fluctuates consistent with the size of the loan portfolios.

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

Net realized investment gains (losses) often fluctuate each period. During the first three months of 2015, net realized investment gains in this segment included $1.7 million of net gains from the sales of investments (including $4.6 million of gains recognized by the VIEs and $2.9 million of net losses on other investment sales). During the first three months of 2014, we recognized $1.9 million of net losses from the sales of investments (of which $2.0 million were net losses recognized by VIEs) and $8.0 million of writedowns of investments (none of which were recognized by VIEs) due to other-than-temporary declines in value.

Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. This amount included an $11.3 million gain in the first quarter of 2015 on the dissolution of a VIE. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations. We expect to incur approximately $9 million in one-time costs related to this agreement. Transition expenses in the first quarter of 2015 were $4.5 million. We expect to incur an additional $4.5 million of transition costs in the second quarter of 2015.

Net revenue pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Reassurance Company and the overhead costs incurred to provide such services under the agreements subsequent to the sale of CLIC.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC prior to being sold (dollars in millions)

Three months ended
March 31,
2014
Premium collections:
Annuities	$—
Life	36.2
Total collections	$36.2
Average liabilities for insurance products:
Fixed index annuities	$.8
Fixed interest annuities	143.9
SPIAs and supplemental contracts:
Mortality based	37.7
Deposit based	96.7
Health:
Supplemental health	136.3
Medicare supplement	1.9
Other health	6.8
Life:
Interest sensitive	2,253.8
Non-interest sensitive	421.2
Total average liabilities for insurance products, net of reinsurance ceded	$3,099.1
Revenues:
Insurance policy income	$53.5
Net investment income:
General account invested assets	51.0
Fixed index products	(.1)
Total revenues	104.4
Expenses:
Insurance policy benefits	61.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	21.6
Cost of options to fund index credits, net of forfeitures	.4
Market value changes credited to policyholders	(.1)
Amortization related to operations	2.0
Interest expense on investment borrowings	4.7
Other operating costs and expenses	5.8
Total benefits and expenses	96.1
Income before net realized investment gains, loss on sale of CLIC and income taxes	8.3
Net realized investment gains	2.1
Earnings of CLIC prior to being sold	10.4
Loss on sale of CLIC	(278.6)
Loss before income taxes	$(268.2)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

EBIT from Business Segments Summarized by In-Force and New Business

Management believes that an analysis of EBIT separated between in-force and new business provides increased clarity around the value drivers of our business, particularly since the new business results are significantly impacted by the rate of sales, mix of business and the distribution channel through which new sales are made. EBIT from new business includes pre-tax revenues and expenses associated with new sales of our insurance products during the first year after the sale is completed. EBIT from in-force business includes all pre-tax revenues and expenses associated with sales of insurance products that were completed more than one year before the end of the reporting period. The allocation of certain revenues and expenses between new and in-force business is based on estimates, which we believe are reasonable.

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three months ended March 31, 2015 and 2014:

Business segments - total (dollars in millions)

	Three months ended
	March 31,
	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$549.8	$541.6
Net investment income and other	301.4	302.4
Total revenues	851.2	844.0
Benefits and expenses:
Insurance policy benefits	534.4	532.9
Amortization	65.0	61.6
Other expenses	87.1	82.9
Total benefits and expenses	686.5	677.4
EBIT from In-Force Business	$164.7	$166.6

EBIT from New Business
Revenues:
Insurance policy income	$86.7	$90.8
Net investment income and other	8.4	7.4
Total revenues	95.1	98.2
Benefits and expenses:
Insurance policy benefits	54.7	58.6
Amortization	5.5	6.9
Other expenses	94.8	90.2
Total benefits and expenses	155.0	155.7
EBIT from New Business	$(59.9)	$(57.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$636.5	$632.4
Net investment income and other	309.8	309.8
Total revenues	946.3	942.2
Benefits and expenses:
Insurance policy benefits	589.1	591.5
Amortization	70.5	68.5
Other expenses	181.9	173.1
Total benefits and expenses	841.5	833.1
EBIT from In-Force and New Business	$104.8	$109.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$357.9	$354.2
Net investment income and other	224.4	222.3
Total revenues	582.3	576.5
Benefits and expenses:
Insurance policy benefits	365.9	370.1
Amortization	47.5	42.5
Other expenses	46.6	41.5
Total benefits and expenses	460.0	454.1
EBIT from In-Force Business	$122.3	$122.4

EBIT from New Business
Revenues:
Insurance policy income	$54.8	$62.1
Net investment income and other	8.4	7.4
Total revenues	63.2	69.5
Benefits and expenses:
Insurance policy benefits	39.4	44.9
Amortization	4.1	5.7
Other expenses	59.8	57.1
Total benefits and expenses	103.3	107.7
EBIT from New Business	$(40.1)	$(38.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$412.7	$416.3
Net investment income and other	232.8	229.7
Total revenues	645.5	646.0
Benefits and expenses:
Insurance policy benefits	405.3	415.0
Amortization	51.6	48.2
Other expenses	106.4	98.6
Total benefits and expenses	563.3	561.8
EBIT from In-Force and New Business	$82.2	$84.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$140.0	$138.1
Net investment income and other	66.0	69.2
Total revenues	206.0	207.3
Benefits and expenses:
Insurance policy benefits	127.0	124.5
Amortization	14.1	15.2
Other expenses	33.1	33.7
Total benefits and expenses	174.2	173.4
EBIT from In-Force Business	$31.8	$33.9

EBIT from New Business
Revenues:
Insurance policy income	$19.5	$17.5
Net investment income and other	—	—
Total revenues	19.5	17.5
Benefits and expenses:
Insurance policy benefits	8.2	7.3
Amortization	1.2	1.1
Other expenses	13.4	11.9
Total benefits and expenses	22.8	20.3
EBIT from New Business	$(3.3)	$(2.8)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$159.5	$155.6
Net investment income and other	66.0	69.2
Total revenues	225.5	224.8
Benefits and expenses:
Insurance policy benefits	135.2	131.8
Amortization	15.3	16.3
Other expenses	46.5	45.6
Total benefits and expenses	197.0	193.7
EBIT from In-Force and New Business	$28.5	$31.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$51.9	$49.3
Net investment income and other	11.0	10.9
Total revenues	62.9	60.2
Benefits and expenses:
Insurance policy benefits	41.5	38.3
Amortization	3.4	3.9
Other expenses	7.4	7.7
Total benefits and expenses	52.3	49.9
EBIT from In-Force Business	$10.6	$10.3

EBIT from New Business
Revenues:
Insurance policy income	$12.4	$11.2
Net investment income and other	—	—
Total revenues	12.4	11.2
Benefits and expenses:
Insurance policy benefits	7.1	6.4
Amortization	.2	.1
Other expenses	21.6	21.2
Total benefits and expenses	28.9	27.7
EBIT from New Business	$(16.5)	$(16.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$64.3	$60.5
Net investment income and other	11.0	10.9
Total revenues	75.3	71.4
Benefits and expenses:
Insurance policy benefits	48.6	44.7
Amortization	3.6	4.0
Other expenses	29.0	28.9
Total benefits and expenses	81.2	77.6
EBIT from In-Force and New Business	$(5.9)	$(6.2)

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force and new business in the Bankers Life segment (as summarized on page 73) did not fluctuate significantly in the first quarters of 2015 and 2014, consistent with the explanations in the segment's results of operation section.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The EBIT from in-force business in the Washington National segment (as summarized on page 74) was lower in the 2015 period due to the unfavorable reserve developments in the supplemental health block related to claims incurred in prior periods.

The EBIT from in-force business in the Colonial Penn segment (as summarized on page 75) in the 2015 period reflects growth in the size of the block offset by slightly less favorable experience in the life block. The EBIT from new business in the Colonial Penn segment in the 2015 period reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Our insurance segments sell products through three primary distribution channels - career agents (our Bankers Life segment), direct marketing (our Colonial Penn segment) and independent producers (our Washington National segment).  Our career agency force in the Bankers Life segment sells primarily Medicare supplement and long-term care insurance policies, life insurance and annuities.  These agents visit the customer's home, which permits one-on-one contact with potential policyholders and promotes strong personal relationships with existing policyholders.  Our direct marketing distribution channel in the Colonial Penn segment is engaged primarily in the sale of graded benefit life and simplified issue life insurance policies which are sold directly to the policyholder.  Our Washington National segment sells primarily supplemental health and life insurance.  These products are marketed through PMA, a wholly-owned subsidiary that specializes in marketing and distributing health products, and through independent marketing organizations and insurance agencies, including worksite marketing.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premiums collected by product:
Annuities:
Fixed index (first-year)	$150.2	$147.3
Other fixed interest (first-year)	20.0	41.4
Other fixed interest (renewal)	1.5	1.8
Subtotal - other fixed interest annuities	21.5	43.2
Total annuities	171.7	190.5
Health:
Medicare supplement (first-year)	19.4	21.2
Medicare supplement (renewal)	160.9	158.2
Subtotal - Medicare supplement	180.3	179.4
Long-term care (first-year)	4.0	4.4
Long-term care (renewal)	114.1	119.3
Subtotal - long-term care	118.1	123.7
PDP	—	6.8
Supplemental health (first-year)	1.5	2.1
Supplemental health (renewal)	2.9	1.5
Subtotal – supplemental health	4.4	3.6
Other health (first-year)	—	.2
Other health (renewal)	1.8	1.8
Subtotal - other health	1.8	2.0
Total health	304.6	315.5
Life insurance:
First-year	35.0	38.2
Renewal	72.9	55.8
Total life insurance	107.9	94.0
Collections on insurance products:
Total first-year premium collections on insurance products	230.1	254.8
Total renewal premium collections on insurance products	354.1	345.2
Total collections on insurance products	$584.2	$600.0

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment decreased 9.9 percent, to $171.7 million, in the first quarter of 2015, as compared to the same period in 2014. Premium collections from Bankers Life's other fixed interest annuity products have decreased in recent periods as low new money rates negatively impacted our sales and the overall sales in the fixed rate annuity market.

Health products include Medicare supplement, long-term care, PDP contracts and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Collected premiums on Medicare supplement policies in the Bankers Life segment were up slightly in the first quarter of 2015, as compared to the same period in 2014. Such amount was impacted by a reduction in sales in the first quarter of 2015. Such sales reduction was somewhat offset by sales of third party Medicare Advantage and PDP products which are not included in collected premiums but provided fee income to the segment.

Premiums collected on Bankers Life's long-term care policies decreased 4.5 percent, to $118.1 million, in the first quarter of 2015, as compared to the same period in 2014, reflecting the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

The premiums collected on PDP business in the first quarter of 2014 represent adjustments to premiums on such business related to periods prior to the termination of a quota-share reinsurance agreement in 2013.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 15 percent, to $107.9 million, in the first quarter of 2015, as compared to the same period in 2014 reflecting higher sales in this segment in recent years and higher persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premiums collected by product:
Health:
Medicare supplement (renewal)	$18.2	$21.1
Supplemental health (first-year)	18.2	16.7
Supplemental health (renewal)	114.5	109.2
Subtotal – supplemental health	132.7	125.9
Other health (renewal)	.5	.6
Total health	151.4	147.6
Life insurance:
First-year	1.0	1.1
Renewal	5.9	5.4
Total life insurance	6.9	6.5
Annuities:
Fixed index (first-year)	—	.1
Fixed index (renewal)	.3	.4
Subtotal - fixed index annuities	.3	.5
Other fixed interest (renewal)	.1	.1
Total annuities	.4	.6
Collections on insurance products:
Total first-year premium collections on insurance products	19.2	17.9
Total renewal premium collections on insurance products	139.5	136.8
Total collections on insurance products	$158.7	$154.7

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 14 percent, to $18.2 million, in the first quarter of 2015, as compared to the same period in 2014 due to the run-off of this block of business. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.4 percent, to $132.7 million, in the first quarter of 2015, as compared to the same period in 2014. Such increase is due to higher new sales in recent periods and steady persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 5.3 percent in the first quarter of 2015, as compared to the same period in 2014, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected were up slightly in the first quarter of 2015, as compared to the same period in 2014.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2015	2014
Premiums collected by product:
Life insurance:
First-year	$12.6	$11.3
Renewal	51.8	48.8
Total life insurance	64.4	60.1
Health (all renewal):
Medicare supplement	.7	.8
Other health	—	.1
Total health	.7	.9
Collections on insurance products:
Total first-year premium collections on insurance products	12.6	11.3
Total renewal premium collections on insurance products	52.5	49.7
Total collections on insurance products	$65.1	$61.0

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.2 percent, to $64.4 million, in the first quarter of 2015, as compared to the same period in 2014. Graded benefit life products sold through our direct response marketing channel accounted for $63.9 million and $59.5 million of our total collected premiums in the first quarters of 2015 and 2014, respectively. Premiums collected reflect strong sales in the first quarter of 2015 due to the positive impact from marketing and telesales productivity initiatives, increased lead generation investments and recovery from a weak first quarter of 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2015 and December 31, 2014 was as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Total capital:
Corporate notes payable	$774.8	$794.4
Shareholders’ equity:
Common stock	2.0	2.0
Additional paid-in capital	3,648.1	3,732.4
Accumulated other comprehensive income	934.2	825.3
Retained earnings	169.3	128.5
Total shareholders’ equity	4,753.6	4,688.2
Total capital	$5,528.4	$5,482.6

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2015 and as of and for the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Book value per common share	$23.93	$23.06
Book value per common share, excluding accumulated other comprehensive income (a)	19.23	19.00
Ratio of earnings to fixed charges	2.44X	1.62X
Debt to total capital ratios:
Corporate debt to total capital	14.0%	14.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	16.9%	17.1%
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

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2015, the carrying value of the FHLB common stock was $73.5 million.  As of March 31, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2015, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2015
$50.0	October 2015	Variable rate – 0.525%
100.0	June 2016	Variable rate – 0.614%
75.0	June 2016	Variable rate – 0.433%
100.0	October 2016	Variable rate – 0.436%
50.0	November 2016	Variable rate – 0.535%
50.0	November 2016	Variable rate – 0.643%
57.7	June 2017	Variable rate – 0.603%
50.0	August 2017	Variable rate – 0.458%
75.0	August 2017	Variable rate – 0.412%
100.0	October 2017	Variable rate – 0.683%
50.0	November 2017	Variable rate – 0.771%
50.0	January 2018	Variable rate – 0.602%
50.0	January 2018	Variable rate – 0.597%
50.0	February 2018	Variable rate – 0.566%
50.0	February 2018	Variable rate – 0.348%
22.0	February 2018	Variable rate – 0.592%
100.0	May 2018	Variable rate – 0.628%
50.0	July 2018	Variable rate – 0.726%
50.0	August 2018	Variable rate – 0.378%
50.0	January 2019	Variable rate – 0.674%
50.0	February 2019	Variable rate – 0.348%
100.0	March 2019	Variable rate – 0.657%
21.8	July 2019	Variable rate – 0.663%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.6	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.6

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

Our estimated consolidated statutory RBC ratio of 428 percent at March 31, 2015, reflects estimated consolidated statutory operating earnings of $78.8 million and dividends to the holding company of $75.5 million during the first three months of 2015. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. We currently expect our consolidated RBC ratio to be in the 425 percent range at December 31, 2015.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2015, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $73.7 million; (ii) fixed income investments of $120.5 million; and (iii) equity securities of $116.8 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2015, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $75.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and may seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The estimated consolidated RBC ratio of our insurance subsidiaries was 428 percent at March 31, 2015.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 369 percent at March 31, 2015.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2015, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of CLTX:
Bankers Life	$419.9	(a)
Colonial Penn	(285.1)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $60.0 million to CLTX in the first three months of 2015.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made no capital contributions to its insurance subsidiaries in the first three months of 2015.

In the first three months of 2015, we repurchased 5.3 million shares of common stock for $86.0 million (including $4.5 million of repurchases settled in the second quarter of 2015) under our securities repurchase program. The Company has remaining repurchase authority of $334.9 million as of March 31, 2015. We currently anticipate repurchasing a total of approximately $250 million to $325 million of our common stock during 2015, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock or acquisition transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

Although we have no current agreements to acquire life insurance or other complementary businesses through reinsurance or other acquisition transactions, we have a team actively focused on exploring non-organic opportunities with the goal of expanding and accelerating the profitable growth of our business.

In the first three months of 2015, we paid dividends on common stock of $12.1 million ($0.06 per common share).

Although we do not have any significant debt maturities in the near term, we regularly monitor market conditions to compare the potential benefits of refinancing our corporate debt obligations with the costs of refinancing, including the potential "make-whole" premium related to the redemption of all or part of the 6.375% Notes prior to October 1, 2015.

In the first three months of 2015, we made $19.8 million of scheduled quarterly principal payments due under the Senior Secured Credit Agreement.

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

The Senior Secured Credit Agreement requires the Company to maintain (each as calculated in accordance with the Senior Secured Credit Agreement): (i) a debt to total capitalization ratio of not more than 27.5 percent (such ratio was 17.1 percent at March 31, 2015); (ii) an interest coverage ratio of not less than 2.50 to 1.00 for each rolling four quarters (such ratio was 16.53 to 1.00 for the four quarters ended March 31, 2015); (iii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 428 percent at March 31, 2015); and (iv) a combined statutory capital and surplus for the Company's insurance subsidiaries of at least $1,300.0 million (combined statutory capital and surplus at March 31, 2015, was estimated to be $1,871 million).

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

The limit of Restricted Payments permitted under the 6.375% Indenture is the sum of (x) 50% of the Company's "Net Excess Cash Flow" (as defined in the 6.375% Indenture) for the period (taken as one accounting period) from July 1, 2012 to the end of the Company's most recently ended fiscal quarter for which financial statements are available at the time of such Restricted Payment, (y) $175.0 million and (z) certain other amounts specified in the 6.375% Indenture. Based on the provisions set forth in the 6.375% Indenture and the Company's Net Excess Cash Flow for the period from July 1, 2012 through March 31, 2015, the Company could have made additional Restricted Payments under this 6.375% Indenture covenant of approximately $17 million as of March 31, 2015. This limitation on Restricted Payments does not apply if the Debt to Total Capitalization Ratio (as defined in the 6.375% Indenture) as of the last day of the Company's most recently ended fiscal quarter for which financial statements are available that immediately precedes the date of any Restricted Payment, calculated immediately after giving effect to such Restricted Payment and any related transactions on a pro forma basis, is equal to or less than 17.5% (such ratio was less than 17.5% as of March 31, 2015).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The scheduled principal payments on our direct corporate obligations are as follows at March 31, 2015 (dollars in millions):

Year ending March 31,	Principal
2016	$79.2
2017	41.7
2018	4.3
2019	377.1
2020	—
2021	275.0
$777.3

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.3 million at March 31, 2015 and mature prior to June 30, 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations.

INVESTMENTS

At March 31, 2015, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,115.8	$1,882.9	$(25.2)	$12,973.5
United States Treasury securities and obligations of United States government corporations and agencies	137.3	39.0	—	176.3
States and political subdivisions	1,971.6	316.6	(.5)	2,287.7
Debt securities issued by foreign governments	1.8	.1	—	1.9
Asset-backed securities	732.8	52.2	(.7)	784.3
Collateralized debt obligations	330.4	2.5	(1.0)	331.9
Commercial mortgage-backed securities	1,250.2	89.3	(.5)	1,339.0
Mortgage pass-through securities	3.7	.3	—	4.0
Collateralized mortgage obligations	555.6	22.0	(.3)	577.3
Total investment grade fixed maturities, available for sale	16,099.2	2,404.9	(28.2)	18,475.9
Below-investment grade (a):
Corporate securities	1,251.7	49.2	(39.7)	1,261.2
States and political subdivisions	20.7	.3	(3.6)	17.4
Asset-backed securities	519.1	33.7	(1.3)	551.5
Collateralized debt obligations	—	—	—	—
Commercial mortgage-backed securities	18.7	.1	—	18.8
Collateralized mortgage obligations	674.1	60.0	(.5)	733.6
Total below-investment grade fixed maturities, available for sale	2,484.3	143.3	(45.1)	2,582.5
Total fixed maturities, available for sale	$18,583.5	$2,548.2	$(73.3)	$21,058.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2015 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,023.5	$10,341.4	49.1%
2	8,274.7	9,429.8	44.8
3	892.6	905.4	4.3
4	345.2	335.2	1.6
5	47.5	46.6	.2
6	—	—	—
	$18,583.5	$21,058.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,305.1	10.9%	$4.1	5.6%
Energy/pipelines	1,919.8	9.1	40.2	54.8
Utilities	1,824.3	8.7	—	—
Insurance	1,531.6	7.3	.8	1.1
Commercial mortgage-backed securities	1,357.8	6.4	.5	.7
Asset-backed securities	1,335.8	6.3	2.0	2.6
Collateralized mortgage obligations	1,310.9	6.2	.8	1.1
Healthcare/pharmaceuticals	1,256.9	6.0	.1	.2
Food/beverage	924.5	4.4	.4	.5
Cable/media	778.0	3.7	2.8	3.8
Real estate/REITs	731.8	3.5	—	—
Banks	707.9	3.4	.5	.7
Capital goods	629.6	3.0	.7	1.0
Chemicals	420.1	2.0	.8	1.1
Telecom	411.3	2.0	1.2	1.7
Transportation	409.2	1.9	—	—
Aerospace/defense	402.7	1.9	1.1	1.6
Collateralized debt obligations	331.9	1.6	1.0	1.3
Building materials	301.9	1.4	1.0	1.4
Business services	300.9	1.4	5.0	6.8
Metals and mining	293.3	1.4	8.0	10.9
Paper	259.3	1.2	—	—
Brokerage	251.6	1.2	.5	.7
Technology	205.5	1.0	.1	.1
Other	856.7	4.1	1.7	2.3
Total fixed maturities, available for sale	$21,058.4	100.0%	$73.3	100.0%

At March 31, 2015, the carrying value of the Company's fixed maturity securities in the energy/pipeline sector was $1.9 billion, with gross unrealized gains of $213.4 million and gross unrealized losses of $40.2 million. Although these securities are of high quality (85 percent are rated investment grade) and diversified (over 120 individual credits/issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

Below-Investment Grade Securities

At March 31, 2015, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,484.3 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,582.5 million, or 104 percent of the amortized cost.

Below-investment grade corporate debt securities typically have different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade corporate debt securities and in many cases severity of loss is relatively greater as such securities are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$14.7	$41.5
Gross realized losses on sale	(15.4)	(5.5)
Impairments:
Total other-than-temporary impairment losses	(1.3)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(1.3)	—
Net realized investment gains from fixed maturities	(2.0)	36.0
Equity securities	2.5	—
Commercial mortgage loans	(2.3)	—
Impairments of mortgage loans and other investments	—	(11.9)
Gain on dissolution of a variable interest entity	11.3	—
Other (a)	(.6)	(.7)
Net realized investment gains	$8.9	$23.4
_________________

(a)
Changes in the estimated fair value for trading securities for we have elected the fair value option still held as of the end of the respective periods and included in net realized investment gains were $3.1 million for the three months ended March 31, 2014. Such amount was insignificant in the 2015 period.

During the first three months of 2015, we recognized net realized investment gains of $8.9 million, which were comprised of: (i) $2.5 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and (iv) $1.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2014, we recognized net realized investment gains of $23.4 million, which were comprised of: (i) $32.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million; and (iii) $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At March 31, 2015, there were no fixed maturity securities in default or considered nonperforming.

During the first three months of 2015, the $15.4 million of realized losses on sales of $132.4 million of fixed maturity securities, available for sale, related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first three months of 2014, the $5.5 million of realized losses on sales of $86.9 million of fixed maturity securities, available for sale, included: (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $5.0 million of additional losses primarily related to various corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$10.8	$10.7
Due after one year through five years	113.6	109.9
Due after five years through ten years	296.5	279.9
Due after ten years	642.1	593.5
Subtotal	1,063.0	994.0
Structured securities	496.2	491.9
Total	$1,559.2	$1,485.9

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2015 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	6	$71.4	$(19.7)	$51.7
Greater than or equal to 6 months and less than 12 months	1	4.2	(1.0)	$3.2
Greater than 12 months	1	14.0	(3.6)	10.4
		$89.6	$(24.3)	$65.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2015 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy/pipelines	$2.4	$11.2	$17.8	$8.8	$40.2
Metals and mining	—	7.4	.6	—	8.0
Business services	—	—	5.0	—	5.0
States and political subdivisions	.5	—	—	3.6	4.1
Cable/media	—	1.0	1.7	.1	2.8
Asset-backed securities	.5	.2	.1	1.2	2.0
Telecom	—	—	.5	.7	1.2
Aerospace/defense	—	—	—	1.1	1.1
Retail	—	—	—	1.1	1.1
Building materials	—	—	.8	.2	1.0
Collateralized debt obligations	1.0	—	—	—	1.0
Collateralized mortgage obligations	.2	.1	—	.5	.8
Insurance	.1	.7	—	—	.8
Chemicals	—	.8	—	—	.8
Capital goods	—	.2	—	.5	.7
Commercial mortgage-backed securities	.5	—	—	—	.5
Brokerage	—	.5	—	—	.5
Banks	—	.5	—	—	.5
Food/beverage	.1	.1	—	.2	.4
Consumer products	—	—	.1	—	.1
Healthcare/pharmaceuticals	—	.1	—	—	.1
Gaming	—	—	.1	—	.1
Technology	—	—	—	.1	.1
Autos	—	.1	—	—	.1
Other	—	—	.3	—	.3
Total fixed maturities, available for sale	$5.3	$22.9	$27.0	$18.1	$73.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$19.8	$(.5)	$31.1	$(3.6)	$50.9	$(4.1)
Corporate securities	779.2	(55.7)	163.9	(9.2)	943.1	(64.9)
Asset-backed securities	131.9	(1.3)	56.4	(.7)	188.3	(2.0)
Collateralized debt obligations	139.8	(1.0)	—	—	139.8	(1.0)
Commercial mortgage-backed securities	49.1	(.5)	—	—	49.1	(.5)
Mortgage pass-through securities	.2	—	.2	—	.4	—
Collateralized mortgage obligations	91.2	(.5)	23.1	(.3)	114.3	(.8)
Total fixed maturities, available for sale	$1,211.2	$(59.5)	$274.7	$(13.8)	$1,485.9	$(73.3)
Equity securities	$6.7	$(.3)	$.5	$—	$7.2	$(.3)

Based on management's current assessment of investments with unrealized losses at March 31, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2015 fixed maturity investments included structured securities with an estimated fair value of $4.3 billion (or 21 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2015 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,295.4	$914.9	$938.0
4 percent – 5 percent	863.8	816.7	864.9
5 percent – 6 percent	1,881.6	1,761.8	1,883.4
6 percent – 7 percent	511.7	476.1	525.4
7 percent – 8 percent	82.7	84.2	97.1
8 percent and above	30.3	30.9	31.6
Total structured securities	$4,665.5	$4,084.6	$4,340.4

The amortized cost and estimated fair value of structured securities at March 31, 2015, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$920.1	$982.7	4.7%
Planned amortization classes, target amortization classes and accretion-directed bonds	243.7	261.7	1.2
Commercial mortgage-backed securities	1,268.9	1,357.8	6.5
Asset-backed securities	1,251.9	1,335.8	6.3
Collateralized debt obligations	330.4	331.9	1.6
Other	69.6	70.5	.3
Total structured securities	$4,084.6	$4,340.4	20.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of March 31, 2015 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$720.3	$770.6	$1,653.3
60% to 70%	496.1	519.3	758.1
Greater than 70% to 80%	348.0	367.8	465.7
Greater than 80% to 90%	131.0	139.8	154.4
Greater than 90%	4.3	5.1	4.7
Total	$1,699.7	$1,802.6	$3,036.2
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2015	2014
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$13.4	$10.4
Fee revenue and other income	.6	.1
Total revenues	14.0	10.5
Expenses:
Interest expense	8.5	6.5
Other operating expenses	.8	.2
Total expenses	9.3	6.7
Income before net realized investment gains (losses) and income taxes	4.7	3.8
Net realized investment gains (losses)	4.6	(2.0)
Income before income taxes	$9.3	$1.8

During the first three months of 2015, we recognized net realized investment gains on the VIE investments of $4.6 million.  During the first three months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$150.9	10.1%	$.1	.6%
Technology	136.4	9.1	.3	2.1
Cable/media	133.2	8.9	.4	2.5
Food/beverage	128.1	8.5	.3	1.7
Autos	111.3	7.4	.2	1.0
Capital goods	71.1	4.7	1.1	6.6
Paper	67.9	4.5	.1	.7
Retail	65.6	4.4	.4	2.7
Energy/pipelines	65.0	4.3	10.3	62.1
Consumer products	61.5	4.1	.1	.5
Brokerage	59.0	3.9	1.4	8.5
Entertainment/hotels	51.1	3.4	.1	1.0
Chemicals	45.7	3.0	—	—
Aerospace/defense	44.3	2.9	.1	.9
Utilities	42.9	2.9	.2	1.3
Business services	39.7	2.7	.1	.4
Building materials	39.4	2.6	.3	1.7
Transportation	38.8	2.6	.1	.3
Metals and mining	29.5	2.0	.1	.3
Other	118.4	8.0	.8	5.1
Total	$1,499.8	100.0%	$16.5	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$260.3	$257.0
Due after five years through ten years	487.6	474.4
Total	$747.9	$731.4

There were three investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis for less than six months at March 31, 2015. Such investments had a cost basis, unrealized loss and estimated fair value of $22.7 million, $6.0 million and $16.7 million, respectively.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in the first three months of 2015 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	2,674,635	$15.85	2,674,635	$378.5
February 1 through February 28	1,248,652	16.44	1,069,655	360.9
March 1 through March 31	1,576,841	17.03	1,525,999	334.9
Total	5,500,128	16.33	5,270,289	334.9
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013 and November 2014, the Company's Board of Directors approved, in aggregate, an additional $1,200.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

4.1	Amendment to the Second Amended and Restated Section 382 Rights Agreement, by and between CNO Financial Group, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.

10.1	Form of stock option agreement for 2015 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of restricted stock agreement for 2015 under the Amended and Restated Long-Term Incentive Plan.

10.3	Form of performance unit award agreement (TSR) for 2015 under the Amended and Restated Long-Term Incentive Plan.

10.4	Form of performance unit award agreement (ROE) for 2015 under the Amended and Restated Long-Term Incentive Plan.

10.5	Form of amendment to outstanding stock option agreements under the Amended and Restated Long-Term Incentive Plan.

10.6	Form of amendment to outstanding restricted stock agreements under the Amended and Restated Long-Term Incentive Plan.

10.7	Form of amendment to outstanding performance unit award agreements under the Amended and Restated Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 5, 2015

By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)