Form 10-Q
period 2015-06-30
CNO Financial Group, Inc.
filed 2015-08-03
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of July 22, 2015:  192,220,590

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2015	December 31, 2014

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2015 - $18,758.2; December 31, 2014 - $18,408.1)	$20,224.8	$20,634.9
Equity securities at fair value (cost: June 30, 2015 - $418.6; December 31, 2014 - $400.5)	433.3	419.0
Mortgage loans	1,665.5	1,691.9
Policy loans	108.1	106.9
Trading securities	257.5	244.9
Investments held by variable interest entities	1,565.6	1,367.1
Other invested assets	435.4	443.6
Total investments	24,690.2	24,908.3
Cash and cash equivalents - unrestricted	453.9	611.6
Cash and cash equivalents held by variable interest entities	150.6	68.3
Accrued investment income	240.4	242.9
Present value of future profits	465.1	489.4
Deferred acquisition costs	877.4	770.6
Reinsurance receivables	2,925.0	2,991.1
Income tax assets, net	827.8	758.7
Assets held in separate accounts	5.4	5.6
Other assets	413.2	337.7
Total assets	$31,049.0	$31,184.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2015	December 31, 2014

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,689.3	$10,707.2
Future policy benefits	10,588.9	10,835.4
Liability for policy and contract claims	484.5	468.7
Unearned and advanced premiums	268.6	291.8
Liabilities related to separate accounts	5.4	5.6
Other liabilities	742.5	587.6
Investment borrowings	1,518.9	1,519.2
Borrowings related to variable interest entities	1,461.7	1,286.1
Notes payable – direct corporate obligations	925.0	794.4
Total liabilities	26,684.8	26,496.0
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2015 – 193,467,712; December 31, 2014 – 203,324,458)	1.9	2.0
Additional paid-in capital	3,554.9	3,732.4
Accumulated other comprehensive income	605.0	825.3
Retained earnings	202.4	128.5
Total shareholders' equity	4,364.2	4,688.2
Total liabilities and shareholders' equity	$31,049.0	$31,184.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Insurance policy income	$640.1	$679.0	$1,276.6	$1,364.9
Net investment income (loss):
General account assets	302.1	347.4	602.2	695.5
Policyholder and reinsurer accounts and other special-purpose portfolios	11.8	47.2	28.4	68.1
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	(2.2)	12.4	(3.3)	47.7
Net impairment losses recognized (a)	(7.9)	—	(9.2)	(11.9)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Total realized gains (losses)	(10.1)	12.4	(1.2)	35.8
Fee revenue and other income	15.6	7.0	31.8	13.4
Total revenues	959.5	1,093.0	1,937.8	2,177.7
Benefits and expenses:
Insurance policy benefits	568.3	691.1	1,174.3	1,381.4
Loss on sale of subsidiary, gain on reinsurance transaction and transition expenses	4.5	(3.8)	9.0	274.8
Interest expense	25.3	24.3	46.8	48.9
Amortization	73.7	64.9	139.8	131.6
Loss on extinguishment or modification of debt	32.8	.6	32.8	.6
Other operating costs and expenses	182.2	201.5	380.1	395.6
Total benefits and expenses	886.8	978.6	1,782.8	2,232.9
Income (loss) before income taxes	72.7	114.4	155.0	(55.2)
Income tax expense:
Tax expense on period income	25.9	40.3	55.4	79.3
Valuation allowance for deferred tax assets and other tax items	—	(4.0)	—	15.4
Net income (loss)	$46.8	$78.1	$99.6	$(149.9)
Earnings per common share:
Basic:
Weighted average shares outstanding	195,857,000	216,538,000	198,174,000	218,422,000
Net income (loss)	$.24	$.36	$.50	$(.69)
Diluted:
Weighted average shares outstanding	198,073,000	222,108,000	200,174,000	218,422,000
Net income (loss)	$.24	$.35	$.50	$(.69)
______________

(a)	No portion of the other-than-temporary impairments recognized in the periods were included in other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$46.8	$78.1	$99.6	$(149.9)
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(1,016.1)	479.1	(747.1)	872.9
Amortization of present value of future profits and deferred acquisition costs	99.4	(42.0)	90.2	(119.4)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	402.4	(180.1)	310.3	(417.6)
Reclassification adjustments:
For net realized investment (gains) losses included in net income (loss)	1.4	(9.7)	1.8	(35.7)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	.3	.1	.1	.5
Unrealized gains (losses) on investments	(512.6)	247.4	(344.7)	300.7
Change related to deferred compensation plan	1.2	.4	2.5	.7
Other comprehensive income (loss) before tax	(511.4)	247.8	(342.2)	301.4
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	182.2	(87.9)	121.9	(107.1)
Other comprehensive income (loss), net of tax	(329.2)	159.9	(220.3)	194.3
Comprehensive income (loss)	$(282.4)	$238.0	$(120.7)	$44.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(149.9)	(149.9)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $106.8)	—	193.7	—	193.7
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.3)	—	.6	—	.6
Cost of common stock repurchased	(136.6)	—	—	(136.6)
Dividends on common stock	—	—	(26.3)	(26.3)
Stock options, restricted stock and performance units	7.6	—	—	7.6
Balance, June 30, 2014	$3,966.0	$926.1	$(47.8)	$4,844.3

Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2
Net income	—	—	99.6	99.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $122.3)	—	(220.9)	—	(220.9)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.4)	—	.6	—	.6
Cost of common stock repurchased	(186.9)	—	—	(186.9)
Dividends on common stock	—	—	(25.7)	(25.7)
Stock options, restricted stock and performance units	9.3	—	—	9.3
Balance, June 30, 2015	$3,556.8	$605.0	$202.4	$4,364.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Insurance policy income	$1,190.8	$1,185.3
Net investment income	599.7	686.1
Fee revenue and other income	31.8	13.4
Insurance policy benefits	(947.0)	(1,049.1)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Interest expense	(42.6)	(45.2)
Deferrable policy acquisition costs	(120.5)	(116.9)
Other operating costs	(379.2)	(396.2)
Taxes	(2.6)	(2.0)
Net cash from operating activities	330.4	(314.9)	(a)
Cash flows from investing activities:
Sales of investments	796.0	1,377.2
Maturities and redemptions of investments	982.8	1,007.1
Purchases of investments	(2,182.8)	(2,072.4)
Net sales (purchases) of trading securities	(11.0)	12.1
Change in cash and cash equivalents held by variable interest entities	(82.3)	2.5
Cash and cash equivalents held by subsidiary prior to being sold	—	(164.7)
Other	(11.2)	(15.0)
Net cash provided (used) by investing activities	(508.5)	146.8
Cash flows from financing activities:
Issuance of notes payable, net	909.0	—
Payments on notes payable	(797.1)	(29.5)
Expenses related to extinguishment or modification of debt	(17.8)	(.5)
Issuance of common stock	3.9	3.6
Payments to repurchase common stock	(178.9)	(133.6)
Common stock dividends paid	(25.8)	(26.3)
Amounts received for deposit products	584.2	677.7
Withdrawals from deposit products	(645.3)	(732.5)
Issuance of investment borrowings:
Federal Home Loan Bank	50.0	300.0
Related to variable interest entities	274.8	141.6
Payments on investment borrowings:
Federal Home Loan Bank	(50.3)	(317.4)
Related to variable interest entities and other	(86.3)	(43.6)
Investment borrowings - repurchase agreements, net	—	8.4
Net cash provided (used) by financing activities	20.4	(152.1)
Net decrease in cash and cash equivalents	(157.7)	(320.2)
Cash and cash equivalents, beginning of period	611.6	699.0
Cash and cash equivalents, end of period	$453.9	$378.8
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K as retrospectively updated by the Current Report on Form 8-K filed on May 11, 2015 reflecting updated disclosures of operating earnings performance measures.

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

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2015 and December 31, 2014, were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$6.4	$5.3
Net unrealized gains on all other investments	1,461.3	2,207.7
Adjustment to present value of future profits (a)	(137.3)	(149.9)
Adjustment to deferred acquisition costs	(301.3)	(390.5)
Adjustment to insurance liabilities	(82.6)	(381.4)
Unrecognized net loss related to deferred compensation plan	(6.0)	(8.5)
Deferred income tax liabilities	(335.5)	(457.4)
Accumulated other comprehensive income	$605.0	$825.3
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At June 30, 2015, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(119.0) million, $(140.5) million, $(82.6) million and $121.8 million, respectively, for premium deficiencies that would exist on certain products (primarily long-term care) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2015, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,470.4	$1,189.7	$(143.2)	$13,516.9	$—
United States Treasury securities and obligations of United States government corporations and agencies	149.9	16.3	—	166.2	—
States and political subdivisions	2,000.6	215.8	(15.0)	2,201.4	—
Debt securities issued by foreign governments	1.8	.1	—	1.9	—
Asset-backed securities	1,338.8	70.4	(3.2)	1,406.0	—
Collateralized debt obligations	343.8	1.7	(1.2)	344.3	—
Commercial mortgage-backed securities	1,323.7	64.0	(5.1)	1,382.6	—
Mortgage pass-through securities	3.5	.3	—	3.8	—
Collateralized mortgage obligations	1,125.7	76.9	(.9)	1,201.7	(3.0)
Total fixed maturities, available for sale	$18,758.2	$1,635.2	$(168.6)	$20,224.8	$(3.0)
Equity securities	$418.6	$16.3	$(1.6)	$433.3

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$231.4	$235.6
Due after one year through five years	2,175.0	2,371.7
Due after five years through ten years	2,213.0	2,365.3
Due after ten years	10,003.3	10,913.8
Subtotal	14,622.7	15,886.4
Structured securities	4,135.5	4,338.4
Total fixed maturities, available for sale	$18,758.2	$20,224.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$11.5	$4.9	$26.2	$46.4
Gross realized losses on sale	(5.5)	(3.0)	(20.9)	(8.5)
Impairments:
Total other-than-temporary impairment losses	—	—	(1.3)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	—	(1.3)	—
Net realized investment gains from fixed maturities	6.0	1.9	4.0	37.9
Equity securities	.5	7.9	3.0	7.9
Commercial mortgage loans	—	1.1	(2.3)	1.1
Impairments of mortgage loans and other investments	(7.9)	—	(7.9)	(11.9)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Other (a)	(8.7)	1.5	(9.3)	.8
Net realized investment gains (losses)	$(10.1)	$12.4	$(1.2)	$35.8
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(3.9) million and $6.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the first six months of 2015, we recognized net realized investment losses of $1.2 million, which were comprised of: (i) $1.0 million of net gains from the sales of investments; (ii) an $11.3 million gain on the dissolution of a variable interest entity ("VIE"); (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (iv) $9.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first six months of 2015, a VIE that was required to be consolidated was dissolved. A gain of $11.3 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

During the first six months of 2014, we recognized net realized investment gains of $35.8 million, which were comprised of: (i) $41.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.9 million; and (iii) $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first six months of 2015, the $20.9 million of realized losses on sales of $181.7 million of fixed maturity securities, available for sale included: (i) $.6 million of losses related to the sales of asset-backed securities; and (ii) $20.3 million related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first six months of 2015, we recognized $9.2 million of impairment losses recorded in earnings which included: (i) a $1.3 million writedown on a fixed maturity due to issuer specific events; and (ii) a $7.9 million writedown of a legacy investment in a private company that is being liquidated. We no longer have any exposure to legacy private companies related to investments acquired by our Predecessor.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2015, other-than-temporary impairments included in accumulated other comprehensive income of $3.0 million (before taxes and related amortization) related to certain structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and six months ended June 30, 2015, and 2014 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.0)	$(1.3)	$(1.0)	$(1.3)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	—	.1	—	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(1.0)	$(1.2)	$(1.0)	$(1.2)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$7.6	$—	$—	$—	$7.6	$—
States and political subdivisions	213.4	(9.4)	24.9	(5.6)	238.3	(15.0)
Corporate securities	1,942.5	(125.2)	184.1	(18.0)	2,126.6	(143.2)
Asset-backed securities	241.5	(2.5)	54.3	(.7)	295.8	(3.2)
Collateralized debt obligations	108.2	(.6)	46.1	(.6)	154.3	(1.2)
Commercial mortgage-backed securities	175.6	(5.1)	4.7	—	180.3	(5.1)
Mortgage pass-through securities	—	—	.3	—	.3	—
Collateralized mortgage obligations	68.4	(.5)	24.2	(.4)	92.6	(.9)
Total fixed maturities, available for sale	$2,757.2	$(143.3)	$338.6	$(25.3)	$3,095.8	$(168.6)
Equity securities	$118.3	$(1.4)	$1.6	$(.2)	$119.9	$(1.6)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) for basic and diluted earnings per share	$46.8	$78.1	$99.6	$(149.9)
Shares:
Weighted average shares outstanding for basic earnings per share	195,857	216,538	198,174	218,422
Effect of dilutive securities on weighted average shares (a):
Stock options, restricted stock and performance units	2,216	2,390	2,000	—
Warrants	—	3,180	—	—
Weighted average shares outstanding for diluted earnings per share	198,073	222,108	200,174	218,422
________

(a)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$6.1	$7.7	$11.8	$15.2
Health	313.1	320.5	628.9	651.0
Life	94.7	79.9	185.9	158.2
Net investment income (a)	225.2	247.6	451.7	472.0
Fee revenue and other income (a)	6.5	5.8	12.8	11.1
Total Bankers Life revenues	645.6	661.5	1,291.1	1,307.5
Washington National:
Insurance policy income:
Annuities	.7	1.4	1.6	2.4
Health	152.7	148.8	304.9	297.7
Life	6.2	6.5	12.6	12.2
Net investment income (a)	63.1	71.8	128.7	140.8
Fee revenue and other income (a)	.3	.2	.7	.4
Total Washington National revenues	223.0	228.7	448.5	453.5
Colonial Penn:
Insurance policy income:
Health	.8	.9	1.6	1.9
Life	65.8	60.8	129.3	120.3
Net investment income (a)	10.8	10.5	21.5	21.2
Fee revenue and other income (a)	.2	.3	.5	.5
Total Colonial Penn revenues	77.6	72.5	152.9	143.9
Corporate operations:
Net investment income	2.8	5.7	9.5	12.7
Fee and other income	2.2	1.3	4.1	2.7
Total corporate revenues	5.0	7.0	13.6	15.4
Total revenues	951.2	969.7	1,906.1	1,920.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Expenses:
Bankers Life:
Insurance policy benefits	$410.7	$427.9	$816.0	$842.9
Amortization	47.7	45.4	99.3	93.6
Interest expense on investment borrowings	2.1	1.9	4.2	3.8
Other operating costs and expenses	98.7	98.9	203.0	195.6
Total Bankers Life expenses	559.2	574.1	1,122.5	1,135.9
Washington National:
Insurance policy benefits	143.8	132.8	279.0	264.6
Amortization	13.7	16.0	29.0	32.3
Interest expense on investment borrowings	.5	.5	.9	.9
Other operating costs and expenses	44.9	47.1	91.0	92.3
Total Washington National expenses	202.9	196.4	399.9	390.1
Colonial Penn:
Insurance policy benefits	47.8	43.2	96.4	87.9
Amortization	3.7	3.8	7.3	7.8
Other operating costs and expenses	21.9	21.7	50.9	50.6
Total Colonial Penn expenses	73.4	68.7	154.6	146.3
Corporate operations:
Interest expense on corporate debt	11.9	11.1	22.4	22.2
Interest expense on investment borrowings	.1	—	.1	—
Other operating costs and expenses	9.9	10.7	19.8	25.1
Total corporate expenses	21.9	21.8	42.3	47.3
Total expenses	857.4	861.0	1,719.3	1,719.6
Pre-tax operating earnings by segment:
Bankers Life	86.4	87.4	168.6	171.6
Washington National	20.1	32.3	48.6	63.4
Colonial Penn	4.2	3.8	(1.7)	(2.4)
Corporate operations	(16.9)	(14.8)	(28.7)	(31.9)
Pre-tax operating earnings	$93.8	$108.7	$186.8	$200.7
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment revenues	$951.2	$969.7	$1,906.1	$1,920.3
Net realized investment gains (losses)	(10.1)	11.7	(12.5)	33.0
Revenues related to certain non-strategic investments and earnings attributable to VIEs	10.9	7.3	29.2	13.6
Fee revenue related to transition and support services agreements	7.5	—	15.0	—
Revenues of CLIC prior to being sold	—	104.3	—	210.8
Consolidated revenues	959.5	1,093.0	1,937.8	2,177.7

Total segment expenses	857.4	861.0	1,719.3	1,719.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	(34.0)	10.1	(17.1)	25.3
Amortization related to fair value changes in embedded derivative liabilities	8.3	(2.7)	4.1	(6.9)
Amortization related to net realized investment gains	.3	.1	.1	.5
Expenses related to certain non-strategic investments and expenses attributable to VIEs	12.0	10.2	22.5	19.8
Fair value changes related to agent deferred compensation plan	—	11.8	—	11.8
Loss on extinguishment or modification of debt	32.8	.6	32.8	.6
Loss on sale of subsidiary, gain on reinsurance transaction and transition expenses	4.5	(3.8)	9.0	274.8
Expenses related to transition and support services agreements	5.5	—	12.1	—
Expenses of CLIC prior to being sold	—	91.3	—	187.4
Consolidated expenses	886.8	978.6	1,782.8	2,232.9
Income (loss) before tax	72.7	114.4	155.0	(55.2)
Income tax expense:
Tax expense on period income	25.9	40.3	55.4	79.3
Valuation allowance for deferred tax assets and other tax items	—	(4.0)	—	15.4
Net income (loss)	$46.8	$78.1	$99.6	$(149.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, none of which are designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2015	December 31, 2014
Assets:
Other invested assets:
Fixed index call options	$63.8	$107.2
Interest rate futures	(.1)	(.2)
Reinsurance receivables	(2.3)	2.0
Total assets	$61.4	$109.0
Liabilities:
Future policy benefits:
Fixed index products	$1,074.0	$1,081.5
Total liabilities	$1,074.0	$1,081.5

Our fixed index products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.4 billion at June 30, 2015. Such amount did not fluctuate significantly during the first six months of 2015 and 2014.

We utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $152 million in underlying investments held by the ceding reinsurer.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios:
Fixed index call options	$(5.9)	$31.3	$(8.0)	$36.7
Embedded derivative related to reinsurance contract	—	.2	—	(1.4)
Total	(5.9)	31.5	(8.0)	35.3
Net realized gains (losses):
Interest rate futures	.1	(1.9)	(1.6)	(4.6)
Embedded derivative related to modified coinsurance agreement	(5.7)	—	(4.3)	—
Total	(5.6)	(1.9)	(5.9)	(4.6)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	35.3	(10.8)	17.5	(26.8)
Total	$23.8	$18.8	$3.6	$3.9

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2015, all of our counterparties were rated "A-" or higher by Standard & Poor's Corporation ("S&P").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives and repurchase agreements with master netting arrangements or collateral as of June 30, 2015 and December 31, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2015:
Fixed index call options	$63.8	$—	$63.8	$—	$—	$63.8
Interest rate futures	(.1)	.8	.7	—	—	.7
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—
December 31, 2014:
Fixed index call options	107.2	—	107.2	—	—	107.2
Interest rate futures	(.2)	1.5	1.3	—	—	1.3
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—
_________________

(a)	As of June 30, 2015 and December 31, 2014, these agreements were collateralized by investment securities with a fair value of $25.4 million and $25.3 million, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $33.3 million and $55.4 million in the second quarters of 2015 and 2014, respectively, and $67.2 million and $107.5 million in the first six months of 2015 and 2014, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $53.8 million and $61.2 million in the second quarters of 2015 and 2014, respectively, and $93.2 million and $120.8 million in the first six months of 2015 and 2014, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $9.9 million and $3.8 million in the second quarters of 2015 and 2014, respectively, and $19.8 million and $14.7 million in the first six months of 2015 and 2014, respectively.  In the first quarter of 2014, premiums assumed included $6.8 million of premium adjustments on prescription drug plan ("PDP") business related to periods prior to the termination of a quota-share reinsurance agreement with Coventry Health Care ("Coventry") in August 2013. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

In the second quarter of 2014, we recaptured a block of interest-sensitive life business that was previously ceded under a modified coinsurance agreement. The recapture of this block resulted in a gain related to reinsurance transaction of $3.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items primarily include the loss on the sale of CLIC of $278.6 million in the six months ended June 30, 2014. The components of income tax expense are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Current tax expense	$3.3	$3.9	$6.2	$6.1
Deferred tax expense	22.6	36.4	49.0	73.2
Income tax expense calculated based on estimated annual effective tax rate	25.9	40.3	55.2	79.3
Income tax expense on discrete items:
Tax expense related to the sale of CLIC	—	—	—	19.4
Other items	—	(4.0)	.2	(4.0)
Total income tax expense	$25.9	$36.3	$55.4	$94.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2015	2014
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(1.0)	(1.0)
State taxes	1.6	1.5
Estimated annual effective tax rate	35.6%	35.5%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net federal operating loss carryforwards	$1,001.2	$1,048.4
Net state operating loss carryforwards	14.3	15.2
Tax credits	50.3	47.2
Capital loss carryforwards	.1	—
Investments	47.0	59.7
Insurance liabilities	589.3	585.9
Other	61.1	67.3
Gross deferred tax assets	1,763.3	1,823.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(309.1)	(320.5)
Accumulated other comprehensive income	(335.5)	(457.4)
Gross deferred tax liabilities	(644.6)	(777.9)
Net deferred tax assets before valuation allowance	1,118.7	1,045.8
Valuation allowance	(246.0)	(246.0)
Net deferred tax assets	872.7	799.8
Current income taxes accrued	(44.9)	(41.1)
Income tax assets, net	$827.8	$758.7

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

Based on our assessment, it appears more likely than not that $872.7 million of our net deferred tax assets of $1,118.7 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $246.0 million at June 30, 2015. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.50 percent at June 30, 2015), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2015, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of June 30, 2015, we had $2.9 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the Internal Revenue Service ("IRS") ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") and other uncertain tax positions(dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$715.0	$1,983.0	$2,698.0
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
2035	—	4.7	4.7
Subtotal	715.0	2,685.8	3,400.8
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$372.1	$2,488.4	$2,860.5

In addition, we had $.2 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $14.3 million and $15.2 million at June 30, 2015 and December 31, 2014, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34.0 million at June 30, 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
4.500% Senior Notes due May 2020	$325.0	$—
5.250% Senior Notes due May 2025	500.0	—
New Revolving Credit Agreement (as defined below)	100.0	—
Previous Senior Secured Credit Agreement (as defined below)	—	522.1
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	—	275.0
Unamortized discount on Previous Senior Secured Credit Agreement	—	(2.7)
Direct corporate obligations	$925.0	$794.4

New Notes

On May 19, 2015, the Company executed the Indenture, dated as of May 19, 2015 (the "Base Indenture") and the First Supplemental Indenture, dated as of May 19, 2015 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), between the Company and Wilmington Trust, National Association, as trustee (the "Trustee") pursuant to which the Company issued $325.0 million aggregate principal amount of 4.500% Senior Notes due 2020 (the "2020 Notes") and $500.0 million aggregate principal amount of 5.250% Senior Notes due 2025 (the "2025 Notes" and, together with the 2020 Notes, the "Notes").

The Company used the proceeds of the offering of the Notes, together with borrowings under the New Revolving Credit Agreement (as defined below): (i) to repay all amounts outstanding under the Company's Previous Senior Secured Credit Agreement (as defined below); (ii) to redeem and satisfy and discharge all of the outstanding 6.375% Notes; and (iii) to pay fees and expenses related to the offering of the Notes and the foregoing transactions. The remaining proceeds of the Notes and the borrowings under the New Revolving Credit Agreement will be used for general corporate purposes, including share repurchases.

The 2020 Notes will mature on May 30, 2020, and the 2025 Notes will mature on May 30, 2025. Interest on the 2020 Notes will be payable at 4.500% per annum. Interest on the 2025 Notes will be payable at 5.250% per annum. Interest on the Notes will be payable semi-annually in cash in arrears on May 30 and November 30 of each year, commencing on November 30, 2015.

The Notes are the Company's senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under a $150.0 million four-year unsecured revolving credit agreement (the "New Revolving Credit Agreement"). The Notes are effectively subordinated to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The Company may redeem some or all of the 2020 Notes at any time or from time to time at a "make-whole" redemption price plus accrued and unpaid interest to, but not including, the redemption date.

Prior to February 28, 2025, the Company may redeem some or all of the 2025 Notes at any time or from time to time at a "make-whole" redemption price plus accrued and unpaid interest to, but not including, the redemption date. On and after February 28, 2025, the Company may redeem some or all of the 2025 Notes at any time or from time to time at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Upon the occurrence of a Change of Control Repurchase Event (as defined in the Indenture), the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•	incur certain subsidiary indebtedness without also guaranteeing the Notes;

•	create liens;

•	enter into sale and leaseback transactions;

•	issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the Indenture); and

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the Notes to be due and payable.

New Revolving Credit Agreement

On May 19, 2015, the Company entered into the New Revolving Credit Agreement, with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the New Revolving Credit Agreement, resulting in $50.0 million available for additional borrowings. The New Revolving Credit Agreement matures on May 19, 2019.

The New Revolving Credit Agreement includes an uncommitted subfacility for swingline loans of up to $5.0 million, and up to $5.0 million of the New Revolving Credit Agreement is available for the issuance of letters of credit. The Company may incur additional incremental loans under the New Revolving Credit Agreement in an aggregate principal amount of up to $50.0 million, provided that there are no events of default and subject to certain other terms and conditions including the delivery of certain documentation.

The interest rates with respect to loans under the New Revolving Credit Agreement will be based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At June 30, 2015, the interest rate on the amounts outstanding under the New Revolving Credit Agreement was 2.19 percent. In addition, the daily average undrawn portion of the New Revolving Credit Agreement will accrue a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the New Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid. In addition, a fronting fee, in an amount equal to 0.125% per annum on the aggregate face amount of the outstanding letters of credit will be payable to the issuers of such letters of credit.

The New Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the New Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•	subsidiary debt;

•	liens;

•	restrictive agreements;

•	restricted payments during the continuance of an event of default;

•	disposition of assets and sale and leaseback transactions;

•	transactions with affiliates;

•	change in business;

•	fundamental changes;

•	modification of certain agreements; and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

•	changes to fiscal year.

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.8 percent at June 30, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 443 percent at June 30, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,759.2 million at June 30, 2015 compared to the minimum requirement of $2,675 million).

The New Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•	non-payment;

•	breach of representations, warranties or covenants;

•	cross-default and cross-acceleration;

•	bankruptcy and insolvency events;

•	judgment defaults;

•	actual or asserted invalidity of documentation with respect to the New Revolving Credit Agreement;

•	change of control; and

•	customary ERISA defaults.

If an event of default under the New Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the New Revolving Credit Agreement.

Previous Senior Secured Credit Agreement and 6.375% Notes

The Company used a portion of the net proceeds from its offering of the Notes, together with borrowings under the New Revolving Credit Agreement, to repay all of the outstanding borrowings under its Credit Agreement, dated as of September 28, 2012 (as amended by the First Amendment to Credit Agreement dated May 20, 2013, and as further amended by the Second Amendment to Credit Agreement dated May 30, 2014, the "Previous Senior Secured Credit Agreement") among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as agent. Upon repayment of all such outstanding borrowings on May 19, 2015, all of the commitments under the Previous Senior Secured Credit Agreement were terminated, all of the collateral securing the facilities thereunder was released, the related security, guarantee and intercreditor agreements were terminated and any remaining restrictive covenants and certain additional events of default contained in the Previous Senior Secured Credit Agreement ceased to have effect.

On May 19, 2015, the Company deposited with the trustee for the 6.375% Notes sufficient funds to satisfy and discharge the indenture governing the 6.375% Notes (the "6.375% Indenture") and to fund the make-whole redemption of the outstanding 6.375% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the June 10, 2015 redemption date. Upon the satisfaction and discharge of the 6.375% Indenture, all of the collateral securing the 6.375% Notes was released, the related security and intercreditor agreements were terminated and any remaining restrictive covenants and certain additional events of default contained in the 6.375% Indenture ceased to have effect.

In the first six months of 2015, we also made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the sources and uses of cash from the debt refinancing transactions discussed above (dollars in millions):

Sources:
Notes	$825.0
New Revolving Credit Agreement	100.0
Total sources	$925.0

Uses:
Repayment of Previous Senior Secured Credit Agreement	$502.3
Repayment of 6.375% Notes, including redemption premium	292.8
Accrued interest	4.3
Debt issuance costs	16.0
General corporate purposes	109.6
Total uses	$925.0

In connection with the debt refinancing transactions, we recognized a loss on the extinguishment of debt totaling $32.8 million primarily related to: (i) the redemption premium related to the repayment of the 6.375% Notes; and (ii) the write-off of unamortized discount and issuance costs associated with the repayment of the Previous Senior Secured Credit Agreement and the 6.375% Notes.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2015 (dollars in millions):

Year ending June 30,
2016	$—
2017	—
2018	—
2019	100.0
2020	325.0
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Two of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National") and Bankers Life and Casualty Company ("Bankers Life")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB. Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2015, the carrying value of the FHLB common stock was $72.2 million.  As of June 30, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at June 30, 2015, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2015
$100.0	June 2016	Variable rate – 0.627%
75.0	June 2016	Variable rate – 0.442%
100.0	October 2016	Variable rate – 0.451%
50.0	November 2016	Variable rate – 0.549%
50.0	November 2016	Variable rate – 0.657%
57.7	June 2017	Variable rate – 0.615%
50.0	August 2017	Variable rate – 0.474%
75.0	August 2017	Variable rate – 0.432%
100.0	October 2017	Variable rate – 0.705%
50.0	November 2017	Variable rate – 0.792%
50.0	January 2018	Variable rate – 0.626%
50.0	January 2018	Variable rate – 0.617%
50.0	February 2018	Variable rate – 0.586%
50.0	February 2018	Variable rate – 0.366%
22.0	February 2018	Variable rate – 0.616%
100.0	May 2018	Variable rate – 0.636%
50.0	July 2018	Variable rate – 0.749%
50.0	August 2018	Variable rate – 0.394%
50.0	January 2019	Variable rate – 0.696%
50.0	February 2019	Variable rate – 0.366%
100.0	March 2019	Variable rate – 0.665%
21.8	July 2019	Variable rate – 0.677%
50.0	May 2020	Variable rate – 0.706%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.5	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2015, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.2 million.

Interest expense of $5.2 million and $13.8 million in the first six months of 2015 and 2014, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy as further discussed in the note to the consolidated financial statements entitled "Investments". These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at June 30, 2015 and mature prior to December 31, 2015.

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

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2014	203,324
Treasury stock purchased and retired	(10,865)
Stock options exercised	505
Restricted and performance stock vested	504	(a)
Balance, June 30, 2015	193,468
____________________

(a)
Such amount was reduced by 231 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first six months of 2015, we repurchased 10.9 million shares of common stock for $186.9 million (including $8.0 million of repurchases settled in the third quarter of 2015) under our securities repurchase program. The Company had remaining repurchase authority of $234.1 million as of June 30, 2015.

In the first six months of 2015, dividends declared on common stock totaled $25.7 million ($0.13 per common share). In May 2015, the Company increased its quarterly common stock dividend to $0.07 per share from $0.06 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.8 million and $3.1 million during the six months ended June 30, 2015 and 2014, respectively.  Amounts amortized totaled $7.6 million and $9.4 million during the six months ended June 30, 2015 and 2014, respectively.  The unamortized balance of deferred sales inducements was $61.6 million and $67.4 million at June 30, 2015 and December 31, 2014, respectively.  The balance of insurance liabilities for persistency bonus benefits was $1.2 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.

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

In August 2014, the FASB issued authoritative guidance related to measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity which provides a measurement alternative for an entity that consolidates collateralized financing entities. A collateralized financing entity is a VIE with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. If elected, the alternative method results in the reporting entity measuring both the financial assets and the financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and the financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value. The guidance will be effective for the Company for interim and annual periods beginning in 2016. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. The Company is currently assessing the impact the guidance will have upon adoption.

In February 2015, the FASB issued authoritative guidance which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. Such guidance: (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for certain investment funds. The guidance will be effective for the Company for interim and annual periods beginning in 2016. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. The Company is currently assessing the impact the guidance will have upon adoption.

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

In May 2015, the FASB issued authoritative guidance which requires additional disclosures related to short-duration contracts. The guidance will require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The guidance also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the guidance requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the guidance requires the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The guidance will be effective for the Company for annual periods beginning after December 15, 2015, and the interim periods within annual periods beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its disclosures upon adoption.

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

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$99.6	$(149.9)
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	152.0	146.2
Income taxes	52.7	92.7
Insurance liabilities	142.8	155.2
Accrual and amortization of investment income	(30.9)	(77.5)
Deferral of policy acquisition costs	(120.5)	(116.9)
Net realized investment (gains) losses	1.2	(35.8)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Net loss on sale of subsidiary, gain on reinsurance transaction and transition expenses	9.0	274.8
Loss on extinguishment or modification of debt	32.8	.6
Other	(8.3)	(14.0)
Net cash from operating activities	$330.4	$(314.9)	(a)
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2015	2014
Stock options, restricted stock and performance units	$9.1	$8.1

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

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,565.6	$—	$1,565.6
Notes receivable of VIEs held by insurance subsidiaries	—	(163.6)	(163.6)
Cash and cash equivalents held by variable interest entities	150.6	—	150.6
Accrued investment income	2.7	—	2.7
Income tax assets, net	7.8	(1.9)	5.9
Other assets	24.6	(3.1)	21.5
Total assets	$1,751.3	$(168.6)	$1,582.7
Liabilities:
Other liabilities	$139.5	$(7.5)	$132.0
Borrowings related to variable interest entities	1,461.7	—	1,461.7
Notes payable of VIEs held by insurance subsidiaries	164.7	(164.7)	—
Total liabilities	$1,765.9	$(172.2)	$1,593.7

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2015, such loans had an amortized cost of $1,578.4 million; gross unrealized gains of $3.0 million; gross unrealized losses of $15.8 million; and an estimated fair value of $1,565.6 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.8	$4.8
Due after one year through five years	594.7	590.3
Due after five years through ten years	978.9	970.5
Total	$1,578.4	$1,565.6

During the first six months of 2015, the VIEs recognized net realized investment losses of $.9 million.  During the first six months of 2014, the VIEs recognized net realized investment losses of $2.0 million.

At June 30, 2015, there were no investments held by the VIEs that were in default.

During the first six months of 2015, $40.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.1 million. During the first six months of 2014, $21.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.1 million.

There was one investment sold at a loss during the first six months of 2015, which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for less than six months prior to the sale, which had an amortized cost and estimated fair value of $2.9 million and $2.3 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2015, the VIEs held:  (i) investments with a fair value of $637.5 million and gross unrealized losses of $5.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $314.6 million and gross unrealized losses of $10.1 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2015, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $61.2 million (classified as other invested assets).  At June 30, 2015, we had unfunded commitments to these partnerships of $65.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first six months of 2015 and 2014.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Our Level 2 assets are valued as follows:

•Fixed maturities available for sale, equity securities and trading securities

Corporate securities are generally priced using market and income approaches. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity, and credit spreads.

U.S. Treasuries and obligations of U.S. Government corporations and agencies are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets and maturity.

States and political subdivisions are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, new issuances and credit spreads.

Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are generally priced using market and income approaches. Inputs generally consist of quoted prices in inactive markets, spreads on actively traded securities, expected prepayments, expected credit default rates, delinquencies, and issue specific information including, but not limited to, collateral type, seniority and vintage.

Equity securities (primarily comprised of non-redeemable preferred stock) are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity, and credit spreads.

•	Investments held by VIEs

Corporate securities are generally priced using market and income approaches using pricing vendors. Inputs generally consist of issuer rating, benchmark yields, maturity, and credit spreads.

•	Other invested assets - derivatives

The fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, are determined based on the consideration of several inputs including closing exchange or over-the-counter market price quotes; time value and volatility factors underlying options; market interest rates; and non-performance risk.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably dated; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of such instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 49 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2015 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,383.2	$133.7	$13,516.9
United States Treasury securities and obligations of United States government corporations and agencies	—	166.2	—	166.2
States and political subdivisions	—	2,201.4	—	2,201.4
Debt securities issued by foreign governments	—	1.9	—	1.9
Asset-backed securities	—	1,352.7	53.3	1,406.0
Collateralized debt obligations	—	344.3	—	344.3
Commercial mortgage-backed securities	—	1,381.4	1.2	1,382.6
Mortgage pass-through securities	—	3.6	.2	3.8
Collateralized mortgage obligations	—	1,201.7	—	1,201.7
Total fixed maturities, available for sale	—	20,036.4	188.4	20,224.8
Equity securities - corporate securities	230.2	173.2	29.9	433.3
Trading securities:
Corporate securities	—	24.9	—	24.9
United States Treasury securities and obligations of United States government corporations and agencies	—	3.1	—	3.1
Asset-backed securities	—	21.4	—	21.4
Commercial mortgage-backed securities	—	137.8	39.9	177.7
Mortgage pass-through securities	—	.1	—	.1
Collateralized mortgage obligations	—	26.9	—	26.9
Equity securities	3.4	—	—	3.4
Total trading securities	3.4	214.2	39.9	257.5
Investments held by variable interest entities - corporate securities	—	1,565.6	—	1,565.6
Other invested assets - derivatives	1.0	63.8	—	64.8
Assets held in separate accounts	—	5.4	—	5.4
Total assets carried at fair value by category	$234.6	$22,058.6	$258.2	$22,551.4

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,074.0	$1,074.0

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2015
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,725.4	$1,725.4	$1,665.5
Policy loans	—	—	108.1	108.1	108.1
Other invested assets:
Company-owned life insurance	—	161.3	—	161.3	161.3
Alternative investment funds	—	101.6	—	101.6	101.6
Cash and cash equivalents:
Unrestricted	373.9	80.0	—	453.9	453.9
Held by variable interest entities	150.6	—	—	150.6	150.6
Liabilities:
Policyholder account balances	—	—	10,689.3	10,689.3	10,689.3
Investment borrowings	—	1,520.1	—	1,520.1	1,518.9
Borrowings related to variable interest entities	—	1,459.6	—	1,459.6	1,461.7
Notes payable – direct corporate obligations	—	937.4	—	937.4	925.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2015 (dollars in millions):

	June 30, 2015
	Beginning balance as of March 31, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2015	Amount of total gains (losses) for the three months ended June 30, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$136.0	$(6.2)	$(.9)	$(6.0)	$10.8	$—	$133.7	$—
Asset-backed securities	65.8	(1.1)	—	(1.8)	—	(9.6)	53.3	—
Commercial mortgage-backed securities	2.1	—	—	—	—	(0.9)	1.2	—
Mortgage pass-through securities	.2	—	—	—	—	—	.2	—
Total fixed maturities, available for sale	204.1	(7.3)	(.9)	(7.8)	10.8	(10.5)	188.4	—
Equity securities - corporate securities	29.0	.9	—	—	—	—	29.9	—
Trading securities - commercial mortgage-backed securities	—	9.4	—	1.9	28.6	—	39.9	1.9
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,102.1)	(7.2)	35.3	—	—	—	(1,074.0)	35.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(6.2)	$—	$—	$(6.2)
Asset-backed securities	—	(1.1)	—	—	(1.1)
Total fixed maturities, available for sale	—	(7.3)	—	—	(7.3)
Equity securities - corporate securities	.9	—	—	—	.9
Trading securities - commercial mortgage-backed securities	9.4	—	—	—	9.4
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(33.0)	11.0	(.7)	15.5	(7.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2015 (dollars in millions):

	June 30, 2015
	Beginning balance as of December 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2015	Amount of total gains (losses) for the six months ended June 30, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$365.9	$(26.3)	$(2.2)	$(6.1)	$9.1	$(206.7)	$133.7	$—
States and political subdivisions	35.5	—	—	—	—	(35.5)	—	—
Asset-backed securities	59.2	(1.9)	—	(.6)	10.0	(13.4)	53.3	—
Commercial mortgage-backed securities	1.2	—	—	—	—	—	1.2	—
Mortgage pass-through securities	.4	(.2)	—	—	—	—	.2	—
Total fixed maturities, available for sale	462.2	(28.4)	(2.2)	(6.7)	19.1	(255.6)	188.4	—
Equity securities - corporate securities	28.0	1.9	—	—	—	—	29.9	—
Trading securities - commercial mortgage-backed securities	28.6	9.5	—	1.8	—	—	39.9	1.8
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,081.5)	(10.0)	17.5	—	—	—	(1,074.0)	17.5

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.1	$(26.4)	$—	$—	$(26.3)
Asset-backed securities	9.9	(11.8)	—	—	(1.9)
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	10.0	(38.4)	—	—	(28.4)
Equity securities - corporate securities	1.9	—	—	—	1.9
Trading securities - commercial mortgage-backed securities	9.5	—	—	—	9.5
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(63.4)	22.4	(2.3)	33.3	(10.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2014 (dollars in millions):

	June 30, 2014
	Beginning balance as of March 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2014	Amount of total gains (losses) for the three months ended June 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$336.8	$47.7	$—	$4.0	$16.3	$(15.0)	$389.8	$—
States and political subdivisions	—	—	—	.7	28.0	—	28.7	—
Asset-backed securities	42.2	(.5)	—	1.1	9.9	—	52.7	—
Collateralized debt obligations	14.1	(.1)	—	.2	—	—	14.2	—
Mortgage pass-through securities	.4	.9	—	—	—	—	1.3	—
Collateralized mortgage obligations	—	—	—	(.1)	.2	—	.1	—
Total fixed maturities, available for sale	393.5	48.0	—	5.9	54.4	(15.0)	486.8	—
Equity securities - corporate securities	25.4	.8	—	—	—	—	26.2	—
Trading securities - collateralized mortgage obligations	5.9	—	—	—	—	—	5.9	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(930.8)	(38.7)	(10.8)	—	—	—	(980.3)	(10.8)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(3.4)	3.4	—	—	—	—	—	—
Total liabilities	(934.2)	(35.3)	(10.8)	—	—	—	(980.3)	(10.8)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$51.0	$(3.3)	$—	$—	$47.7
Asset-backed securities	—	(.5)	—	—	(.5)
Collateralized debt obligations	—	(.1)	—	—	(.1)
Mortgage pass-through securities	1.1	(.2)	—	—	.9
Total fixed maturities, available for sale	52.1	(4.1)	—	—	48.0
Equity securities - corporate securities	.8	—	—	—	.8
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(31.1)	.5	(22.5)	14.4	(38.7)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.4	—	—	3.4
Total liabilities	(31.1)	3.9	(22.5)	14.4	(35.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2014 (dollars in millions):

	June 30, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Amounts classified as Assets of subsidiary being sold	Ending balance as of June 30, 2014	Amount of total gains (losses) for the six months ended June 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$41.2	$—	$13.4	$26.8	$—	$(51.2)	$389.8	$—
States and political subdivisions	—	—	—	2.0	28.9	—	(2.2)	28.7	—
Asset-backed securities	42.2	9.0	—	3.3	7.9	—	(9.7)	52.7	—
Collateralized debt obligations	246.7	(4.4)	—	—	12.6	(240.7)	—	14.2	—
Mortgage pass-through securities	1.6	(.3)	—	—	—	—	—	1.3	—
Collateralized mortgage obligations	—	—	—	—	.1	—	—	.1	—
Total fixed maturities, available for sale	650.1	45.5	—	18.7	76.3	(240.7)	(63.1)	486.8	—
Equity securities - corporate securities	24.5	1.7	—	—	—	—	—	26.2	—
Trading securities - collateralized mortgage obligations	—	—	—	.1	5.8	—	—	5.9	.1
Assets of subsidiary being sold	—	—	—	—	—	—	63.1	63.1	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(903.7)	(49.8)	(26.8)	—	—	—	—	(980.3)	(26.8)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities	(905.5)	(48.0)	(26.8)	—	—	—	—	(980.3)	(26.8)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$51.0	$(9.8)	$—	$—	$41.2
Asset-backed securities	9.9	(.9)	—	—	9.0
Collateralized debt obligations	.9	(5.3)	—	—	(4.4)
Mortgage pass-through securities	1.1	(1.4)	—	—	(.3)
Total fixed maturities, available for sale	62.9	(17.4)	—	—	45.5
Equity securities - corporate securities	1.7	—	—	—	1.7
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(57.7)	3.6	(24.6)	28.9	(49.8)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities	(57.7)	7.0	(26.2)	28.9	(48.0)

At June 30, 2015, 57 percent of our Level 3 fixed maturities, available for sale, were investment grade and 71 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2015 (dollars in millions):

	Fair value at June 30, 2015	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$52.3	Discounted cash flow analysis	Discount margins	1.50% - 6.05% (4.09%)
Asset-backed securities (b)	29.4	Discounted cash flow analysis	Discount margins	1.92% - 4.15% (2.96%)
Equity security (c)	29.9	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	146.6	Unadjusted third-party price source	Not applicable	Not applicable
Total	258.2
Liabilities:
Future policy benefits (e)	1,074.0	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00 - 3.38% (1.96%)
			Surrender rates	1.98% - 47.88% (14.16%)
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2014 (dollars in millions):

	Fair value at December 31, 2014	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$312.1	Discounted cash flow analysis	Discount margins	1.48% - 5.83% (2.58%)
Asset-backed securities (b)	30.6	Discounted cash flow analysis	Discount margins	1.99% - 4.15% (2.95%)
Equity security (c)	28.0	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	148.1	Unadjusted third-party price source	Not applicable	Not applicable
Total	518.8
Liabilities:
Future policy benefits (e)	1,081.5	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00 - 2.74% (1.78%)
			Surrender rates	1.98% - 47.88% (14.16%)
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

In this section, we review the consolidated financial condition of CNO at June 30, 2015, and its consolidated results of operations for the six months ended June 30, 2015 and 2014, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2014 Annual Report on Form 10-K and the Risk Factors section of this 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2015 and 2014 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
EBIT (a non-GAAP measure) (a):
Bankers Life	$86.4	$87.4	$168.6	$171.6
Washington National	20.1	32.3	48.6	63.4
Colonial Penn	4.2	3.8	(1.7)	(2.4)
EBIT from business segments	110.7	123.5	215.5	232.6
Corporate operations, excluding corporate interest expense	(5.0)	(3.7)	(6.3)	(9.7)
EBIT	105.7	119.8	209.2	222.9
Corporate interest expense	(11.9)	(11.1)	(22.4)	(22.2)
Operating earnings before taxes	93.8	108.7	186.8	200.7
Tax expense on operating income	33.0	37.4	65.9	69.5
Net operating income (a)	60.8	71.3	120.9	131.2
Earnings of CLIC prior to being sold (net of taxes)	—	8.5	—	15.2
Net loss on sale of CLIC and gain on reinsurance transaction (including impact of taxes) (b)	—	2.5	—	(295.5)
Net realized investment gains (losses) (net of related amortization and taxes)	(6.8)	7.5	(8.2)	21.1
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	16.8	(4.8)	8.5	(12.0)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	(7.6)	—	(7.6)
Loss on extinguishment or modification of debt (net of taxes)	(21.3)	(.4)	(21.3)	(.4)
Valuation allowance for deferred tax assets and other tax items (b)	—	4.0	—	4.0
Other	(2.7)	(2.9)	(.3)	(5.9)
Net income (loss)	$46.8	$78.1	$99.6	$(149.9)
Per diluted share:
Net operating income	$.31	$.32	$.61	$.60
Earnings of CLIC prior to being sold (net of taxes)	—	.04	—	.07
Net loss on sale of CLIC and gain on reinsurance transaction (including impact of taxes) (b)	—	.01	—	(1.35)
Net realized investment gains (losses) (net of related amortization and taxes)	(.03)	.03	(.04)	.10
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.08	(.02)	.04	(.06)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	(.03)	—	(.04)
Loss on extinguishment or modification of debt (net of taxes)	(.11)	—	(.11)	—
Valuation allowance for deferred tax assets and other tax items (b)	—	.02	—	.02
Other	(.01)	(.02)	—	(.03)
Net income (loss)	$.24	$.35	$.50	$(.69)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the net loss on the sale of CLIC and gain on reinsurance transaction, including impact of taxes; (ii) the earnings of CLIC prior to being sold on July 1, 2014, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment or modification of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets; and (viii) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

(b)
Increase in valuation allowance of $19.4 million in the six months ended June 30, 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "net loss on sale of CLIC and gain on reinsurance transaction (including impact of taxes)".

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2014 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$86.4	$87.4	$168.6	$171.6
Washington National	20.1	32.3	48.6	63.4
Colonial Penn	4.2	3.8	(1.7)	(2.4)
Corporate operations	(16.9)	(14.8)	(28.7)	(31.9)
	93.8	108.7	186.8	200.7
Gain on reinsurance transaction:
Washington National	—	3.8	—	3.8
Net realized investment gains (losses), net of related amortization:
Bankers Life	2.3	1.9	(1.5)	3.4
Washington National	(4.8)	1.2	(5.0)	30.3
Colonial Penn	(.2)	.2	(.1)	.4
Corporate operations	(7.7)	8.3	(6.0)	(1.6)
	(10.4)	11.6	(12.6)	32.5
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	25.4	(7.3)	12.8	(18.2)
Washington National	.3	(.1)	.2	(.2)
	25.7	(7.4)	13.0	(18.4)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	(1.1)	(2.9)	6.7	(6.2)
Net revenue pursuant to transition and support services agreements:
Corporate operations	2.0	—	2.9	—
Fair value changes related to agent deferred compensation plan:
Corporate operations	—	(11.8)	—	(11.8)
Transition expenses
Corporate operations	(4.5)	—	(9.0)	—
Loss on extinguishment or modification of debt:
Corporate operations	(32.8)	(.6)	(32.8)	(.6)
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	—	13.0	—	23.4
Loss on sale of CLIC	—	—	—	(278.6)
	—	13.0	—	(255.2)
Income (loss) before income taxes:
Bankers Life	114.1	82.0	179.9	156.8
Washington National	15.6	37.2	43.8	97.3
Colonial Penn	4.0	4.0	(1.8)	(2.0)
Corporate operations	(61.0)	(21.8)	(66.9)	(52.1)
Amount related to CLIC prior to being sold	—	13.0	—	(255.2)
Income (loss) before income taxes	$72.7	$114.4	$155.0	$(55.2)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premium collections:
Annuities	$187.1	$200.8	$358.8	$391.3
Medicare supplement and other supplemental health	302.5	310.1	607.1	625.6
Life	114.3	101.5	222.2	195.5
Total collections	$603.9	$612.4	$1,188.1	$1,212.4
Average liabilities for insurance products:
Fixed index annuities	$4,023.6	$3,575.7	$3,987.9	$3,519.2
Fixed interest annuities	3,523.9	3,889.6	3,573.7	3,936.3
SPIAs and supplemental contracts:
Mortality based	190.8	206.5	192.6	204.8
Deposit based	153.7	148.1	153.0	149.1
Health:
Long-term care	4,955.0	4,682.5	5,011.4	4,625.3
Medicare supplement	327.6	330.6	332.3	334.4
Other health	46.9	47.1	47.3	46.8
Life:
Interest sensitive	635.3	552.5	625.1	542.9
Non-interest sensitive	931.1	693.6	921.3	683.0
Total average liabilities for insurance products, net of reinsurance ceded	$14,787.9	$14,126.2	$14,844.6	$14,041.8
Revenues:
Insurance policy income	$413.9	$408.1	$826.6	$824.4
Net investment income:
General account invested assets	230.9	220.5	460.1	440.3
Fixed index products	(5.7)	27.1	(8.4)	31.7
Fee revenue and other income	6.5	5.8	12.8	11.1
Total revenues	645.6	661.5	1,291.1	1,307.5
Expenses:
Insurance policy benefits	371.7	356.0	735.1	721.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	30.0	32.2	60.3	65.1
Cost of options to fund index credits, net of forfeitures	14.0	12.1	28.3	24.1
Market value changes credited to policyholders	(5.0)	27.6	(7.7)	32.0
Amortization related to operations	47.7	45.4	99.3	93.6
Interest expense on investment borrowings	2.1	1.9	4.2	3.8
Other operating costs and expenses	98.7	98.9	203.0	195.6
Total benefits and expenses	559.2	574.1	1,122.5	1,135.9
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	86.4	87.4	168.6	171.6
Net realized investment gains (losses)	2.5	2.0	(1.5)	3.5
Amortization related to net realized investment gains (losses)	(.2)	(.1)	—	(.1)
Net realized investment gains (losses), net of related amortization	2.3	1.9	(1.5)	3.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	32.8	(9.6)	16.6	(24.3)
Amortization related to fair value changes in embedded derivative liabilities	(7.4)	2.3	(3.8)	6.1
Fair value changes in embedded derivative liabilities, net of related amortization	25.4	(7.3)	12.8	(18.2)
Income before income taxes	$114.1	$82.0	$179.9	$156.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Health benefit ratios:
All health lines:
Insurance policy benefits	$302.0	$301.5	$601.0	$608.7
Benefit ratio (a)	96.4%	94.0%	95.6%	93.5%
Medicare supplement:
Insurance policy benefits	$132.4	$134.2	$262.5	$265.8
Benefit ratio (a)	68.7%	69.5%	68.0%	68.6%
Long-term care:
Insurance policy benefits	$169.6	$167.2	$338.5	$337.5
Benefit ratio (a)	140.7%	131.2%	139.2%	131.6%
Interest-adjusted benefit ratio (b)	84.6%	79.2%	83.8%	80.1%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $67.7 million and $66.3 million in the three months ended June 30, 2015 and 2014, respectively, and was $134.8 million and $132.0 million in the six months ended June 30, 2015 and 2014, respectively.

Total premium collections were $603.9 million in the second quarter of 2015, down 1.4 percent from 2014 and were $1,188.1 million in the first six months of 2015, down 2.0 percent from 2014. The reduction in premium collections was primarily driven by a reduction in premiums from fixed interest annuity products reflecting the low interest rate environment in recent periods. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.8 billion in the second quarter of 2015, up 4.7 percent from 2014 and were $14.8 billion in the first six months of 2015, up 5.7 percent from 2014. Such average

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

liabilities for long-term care products were increased by $250 million and $84 million in the second quarters of 2015 and 2014, respectively, and $322 million and $42 million in the six months ended June 30, 2015 and 2014, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. In addition, the increase in the non-interest sensitive life reserves in the 2015 periods included approximately $155 million of reserves related to the recapture of a block of life insurance in July 2014. Excluding the impact of the aforementioned items, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in the first six months of 2014 included $6.8 million related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $230.9 million in the second quarter of 2015, up 4.7 percent from 2014, and was $460.1 million in the first six months of 2015, up 4.5 percent from 2014. The increase in net investment income is due to higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods and higher prepayment income. Prepayment income was $8.1 million and $3.2 million in the second quarters of 2015 and 2014, respectively, and was $12.5 million and $4.4 million in the first six months of 2015 and 2014, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(5.7) million and $27.1 million in the second quarters of 2015 and 2014, respectively, and was $(8.4) million and $31.7 million in the first six months of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $6.5 million and $5.8 million, in the second quarters of 2015 and 2014, respectively, and was $12.8 million and $11.1 million, in the first six months of 2015 and 2014, respectively. These amounts include revenues earned under distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The increase reflects higher sales of third party products by Bankers agents.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 68.7 percent and 69.5 percent in the second quarters of 2015 and 2014, respectively, and 68.0 percent and 68.6 percent in the first six months of 2015 and 2014, respectively. We currently expect the benefit ratio on this Medicare supplement business to be in the 70 percent range during the remainder of 2015.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 140.7 percent and 131.2 percent in the second quarters of 2015 and 2014, respectively, and was 139.2 percent and 131.6 percent in the first six months of 2015 and 2014, respectively.  The interest-adjusted benefit ratio on this business was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

84.6 percent and 79.2 percent in the second quarters of 2015 and 2014, respectively, and was 83.8 percent and 80.1 percent in the first six months of 2015 and 2014, respectively.  The increase in the interest-adjusted benefit ratio in the 2015 periods includes the impacts of changes in assumptions initiated in the first quarter of 2015 regarding our future loss reserves. The changes in assumptions were not a result of any adjustment to our total expectations of projected profits and losses on the long-term care block, and only impact the timing of the future loss reserve increases. The assumption changes had no impact on insurance liabilities determined in accordance with statutory accounting principles.

Our projections of estimated future profits on the long-term care block indicate that profits will be recognized in earlier years, followed by losses in later years. We recognize future loss reserves during the period the block is profitable to offset the losses in the future period. As a result of the projected future losses, the interest-adjusted benefit ratio will increase on this block as it ages and as new business becomes less of a component of the overall inforce. We estimate the future loss reserve based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates are generally updated annually. We increased the future loss reserve related to our long-term care blocks of business by $8.1 million and $5.4 million in the second quarters of 2015 and 2014, respectively, and $17.1 million and $10.8 million in the first six months of 2015 and 2014, respectively. We currently expect the interest-adjusted benefit ratio on this long-term care business will be in the 84 percent range during the remainder of 2015.

Insurance policy income and insurance policy benefits in the first six months of 2014 included $6.8 million and $5.3 million, respectively, related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013. These amounts represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $30.0 million and $32.2 million in the second quarters of 2015 and 2014, respectively, and were $60.3 million and $65.1 million in the first six months of 2015 and 2014, respectively. The weighted average crediting rate for these products was 2.8 percent in both the second quarters of 2015 and 2014, and was 2.8 percent in both the first six months of 2015 and 2014. The average liabilities of the fixed interest annuity block were $3.6 billion and $3.9 billion in the first six months of 2015 and 2014, respectively. The decrease in the liabilities related to these annuities reflects the low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $47.7 million and $45.4 million in the second quarters of 2015 and 2014, respectively, and was $99.3 million and $93.6 million in the first six months of 2015 and 2014, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $98.7 million in the second quarter of 2015, down .2 percent from 2014, and were $203.0 million in the first six months of 2015, up 3.8 percent from 2014. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Commission expense and agent manager benefits	$15.9	$14.3	$32.5	$28.1
Other operating expenses	82.8	84.6	170.5	167.5
Total	$98.7	$98.9	$203.0	$195.6

The increase in commission and agent manager benefits in the first six months of 2015 reflects the larger in-force block and increased costs associated with the agent deferred compensation plan due to lower interest rates. The increase in other operating expenses in the first six months of 2015 primarily reflects higher non-deferrable marketing and recruiting costs.

Net realized investment gains (losses) fluctuated each period. During the first six months of 2015, we recognized $.4 million of net losses from the sales of investments (primarily fixed maturities) and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2014, we recognized $5.5 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.2 million and $.1 million in the second quarters of 2015 and 2014, respectively, and nil and $.1 million in the first six months of 2015 and 2014, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premium collections:
Supplemental health and other health	$136.7	$129.7	$269.9	$256.2
Medicare supplement	17.1	21.7	35.3	42.8
Life	7.0	6.4	13.9	12.9
Annuity	1.1	.6	1.5	1.2
Total collections	$161.9	$158.4	$320.6	$313.1
Average liabilities for insurance products:
Fixed index annuities	$391.9	$426.3	$396.4	$430.0
Fixed interest annuities	121.4	131.4	123.2	132.9
SPIAs and supplemental contracts:
Mortality based	261.7	242.9	264.6	244.2
Deposit based	259.9	252.3	258.6	250.9
Separate Accounts	5.4	9.7	5.5	10.0
Health:
Supplemental health	2,478.6	2,415.7	2,466.9	2,340.5
Medicare supplement	30.9	36.0	32.2	36.4
Other health	14.9	16.8	15.0	13.9
Life:
Interest sensitive	152.2	160.3	152.8	163.1
Non-interest sensitive	186.5	192.6	187.5	193.4
Total average liabilities for insurance products, net of reinsurance ceded	$3,903.4	$3,884.0	$3,902.7	$3,815.3
Revenues:
Insurance policy income	$159.6	$156.7	$319.1	$312.3
Net investment income:
General account invested assets	63.3	67.6	127.9	135.8
Fixed index products	(.2)	2.8	.4	3.7
Trading account income related to reinsurer accounts	—	(.2)	—	1.4
Change in value of embedded derivatives related to modified coinsurance agreements	—	.2	—	(1.4)
Trading account income related to policyholder accounts	—	1.4	.4	1.3
Fee revenue and other income	.3	.2	.7	.4
Total revenues	223.0	228.7	448.5	453.5
Expenses:
Insurance policy benefits	138.9	123.3	267.9	249.3
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.7	4.0	7.4	7.4
Cost of options to fund index credits, net of forfeitures	1.5	1.4	3.0	2.9
Market value changes credited to policyholders	(.3)	4.1	.7	5.0
Amortization related to operations	13.7	16.0	29.0	32.3
Interest expense on investment borrowings	.5	.5	.9	.9
Other operating costs and expenses	44.9	47.1	91.0	92.3
Total benefits and expenses	202.9	196.4	399.9	390.1
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	20.1	32.3	48.6	63.4
Gain on reinsurance transaction	—	3.8	—	3.8
Net realized investment gains (losses)	(4.7)	1.2	(4.9)	30.7
Amortization related to net realized investment gains (losses)	(.1)	—	(.1)	(.4)
Net realized investment gains (losses), net of related amortization	(4.8)	1.2	(5.0)	30.3
Insurance policy benefits - fair value changes in embedded derivative liabilities	1.2	(.5)	.5	(1.0)
Amortization related to fair value changes in embedded derivative liabilities	(.9)	.4	(.3)	.8
Fair value changes in embedded derivative liabilities, net of related amortization	.3	(.1)	.2	(.2)
Income before income taxes	$15.6	$37.2	$43.8	$97.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$11.8	$13.6	$24.1	$28.4
Benefit ratio (a)	64.6%	61.7%	63.9%	62.8%
Supplemental health and other:
Insurance policy benefits	$121.4	$101.8	$230.8	$201.1
Benefit ratio (a)	90.3%	80.3%	86.4%	79.6%
Interest-adjusted benefit ratio (b)	65.7%	54.8%	61.7%	53.9%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $33.1 million and $32.4 million in the three months ended June 30, 2015 and 2014, respectively, and was $65.9 million and $65.0 million in the six months ended June 30, 2015 and 2014, respectively.

Total premium collections were $161.9 million in the second quarter of 2015, up 2.2 percent from 2014, and were $320.6 million in the first six months of 2015, up 2.4 percent from 2014, driven by sales and higher persistency of the segment's supplemental health block. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the second quarter of 2015, up .5 percent from 2014, and were $3.9 billion in the first six months of 2015, up 2.3 percent from 2014, reflecting an increase in the health blocks; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $63.3 million in the second quarter of 2015, down 6.4 percent from 2014, and was $127.9 million in the first six months of 2015, down 5.8 percent from 2014. As a result of the sale of CLIC, investment income decreased by approximately $2 million and $4 million in the three and six months ended June 30, 2015, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Subsequent to the sale of CLIC, such business is ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block are held by CLIC.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $(.2) million and $2.8 million in the second quarters of 2015 and 2014, respectively, and was $.4 million and $3.7 million in the first six months of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Trading account income related to reinsurer accounts represented the income on trading securities which were held to act as hedges for embedded derivatives related to a modified coinsurance agreement. The income on such trading account securities was designed to substantially offset the change in value of embedded derivatives related to a modified coinsurance agreement. Such trading securities were sold in the second quarter of 2014 in conjunction with the recapture of a modified coinsurance agreement.

Change in value of embedded derivatives related to a modified coinsurance agreement - we transferred a specific block of investments related to this agreement to our trading securities account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivative was largely offset by the change in value of the trading securities. In the second quarter of 2014, we recaptured this modified coinsurance agreement and the embedded derivative was eliminated.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $6.5 million and $8.5 million in the second quarters of 2015 and 2014, respectively, and were $13.6 million and $16.8 million in the first six months of 2015 and 2014, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

Washington National's supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $13.0 million and $25.0 million in the second quarters of 2015 and 2014, respectively, and were $36.4 million and $51.5 million in the first six months of 2015 and 2014, respectively. The interest-adjusted benefit ratio on this supplemental health business was 65.7 percent and 54.8 percent in the second quarters of 2015 and 2014, respectively, and was 61.7 percent and 53.9 percent in the first six months of 2015 and 2014, respectively. In the three and six months ended June 30, 2015, the insurance margin on these products was reduced by approximately $9 million and $12 million, respectively, due to the unfavorable development of prior period incurred claim estimates. After adjusting for this item, the interest-adjusted benefit ratio was 59.0 percent and 57.2 percent in the three and six months ended June 30, 2015, respectively.

The unfavorable reserve developments recognized in the second quarter of 2015 were based on the completion of an in-depth review of recent claim trends in the block, including the impact of newer cancer treatments on claims. In recent quarters, we have observed and disclosed increases in insurance policy benefits for our supplemental health products. As these developments emerged, we initiated an in-depth claim review. The review revealed some recent claim trends on certain blocks of supplemental health business that warranted additional analysis. The additional analysis revealed longer and higher treatment patterns for cancer claims than previously recognized in our claim reserving process. An example of changes in cancer treatment we noticed is an increase in the use of expensive oral drugs rather than intravenous chemotherapy. We have also observed an increase in the length of time claimants remain on a treatment regimen. Claim reserves for supplemental health business are developed using data that extends over a time period that is sufficient in an effort to produce credible averages and avoid over-reacting to normal ranges of claim volatility. In order to recognize the new claim patterns, we have shortened the averaging period. We believe this approach now fully recognizes the new emerging treatment patterns for claims incurred through June 30, 2015. Given our expectation that recent levels of claims will continue into the future, we currently expect this block's interest-adjusted benefit ratio to be in the 58 percent range during the remainder of 2015.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.7 million and $4.0 million in the second quarters of 2015 and 2014, respectively, and were $7.4 million in both the first six months of 2015 and 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses were $44.9 million and $47.1 million in the second quarters of 2015 and 2014, respectively, and were $91.0 million and $92.3 million in the first six months of 2015 and 2014, respectively. Other operating costs and expenses include commission expense of $16.9 million and $15.9 million in the second quarters of 2015 and 2014, respectively, and $34.6 million and $32.1 million in the first six months of 2015 and 2014, respectively. The increase in commission expense is consistent with the growth in the supplemental health block. Excluding commission expenses, expenses were down 6.3 percent in the first six months of 2015 as compared to 2014.

Net realized investment gains (losses) fluctuate each period. During the first six months of 2015, we recognized net realized investment losses of $.4 million from the sales of investments; the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2014, we recognized $32.6 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $.4 million in the first six months of 2015 and 2014, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premium collections:
Life	$64.3	$60.0	$128.7	$120.1
Supplemental health	.8	.9	1.5	1.8
Total collections	$65.1	$60.9	$130.2	$121.9
Average liabilities for insurance products:
SPIAs - mortality based	$74.1	$68.8	$75.1	$69.1
Health:
Medicare supplement	8.0	8.3	8.2	8.5
Other health	4.5	4.5	4.5	4.5
Life:
Interest sensitive	16.5	17.1	16.6	17.1
Non-interest sensitive	667.5	648.2	664.5	646.3
Total average liabilities for insurance products, net of reinsurance ceded	$770.6	$746.9	$768.9	$745.5
Revenues:
Insurance policy income	$66.6	$61.7	$130.9	$122.2
Net investment income on general account invested assets	10.8	10.5	21.5	21.2
Fee revenue and other income	.2	.3	.5	.5
Total revenues	77.6	72.5	152.9	143.9
Expenses:
Insurance policy benefits	47.8	43.1	96.1	87.6
Amounts added to annuity and interest-sensitive life product account balances	—	.1	.3	.3
Amortization related to operations	3.7	3.8	7.3	7.8
Other operating costs and expenses	21.9	21.7	50.9	50.6
Total benefits and expenses	73.4	68.7	154.6	146.3
Income (loss) before net realized investment gains (losses) and income taxes	4.2	3.8	(1.7)	(2.4)
Net realized investment gains (losses)	(.2)	.2	(.1)	.4
Income (loss) before income taxes	$4.0	$4.0	$(1.8)	$(2.0)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. Based on our current plan, we expect this segment to report $3 million to $6 million of earnings (before net realized investment gains (losses) and income taxes) in 2015.

Total premium collections were $65.1 million in the second quarter of 2015, up 6.9 percent from 2014, and were $130.2 million in the first six months of 2015, up 6.8 percent from 2014. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased slightly in the 2015 periods primarily due to the increase in invested assets as a result of the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such expenses in the 2015 periods were comparable to the corresponding periods in 2014. Although marketing expenses increased by approximately $4 million in the first six months of 2015, we have slightly shifted our mix of marketing activities which resulted in a modest increase in the deferral of acquisition costs. We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuated each period. During the first six months of 2015, we recognized $.1 million of net losses from the sales of investments (primarily fixed maturities). During the first six months of 2014, we recognized $.4 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Corporate operations:
Interest expense on corporate debt	$(11.9)	$(11.1)	$(22.4)	$(22.2)
Net investment income (loss):
General investment portfolio	1.4	1.7	3.2	3.5
Other special-purpose portfolios:
COLI	(1.7)	3.1	.3	4.1
Investments held in a rabbi trust	(.1)	.3	.2	.4
Investments in certain hedge funds	—	(1.8)	—	(.7)
Other trading account activities	3.2	2.4	5.8	5.4
Fee revenue and other income	2.2	1.3	4.1	2.7
Interest expense on investment borrowings	(.1)	—	(.1)	—
Other operating costs and expenses	(9.9)	(10.7)	(19.8)	(25.1)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and income taxes	(16.9)	(14.8)	(28.7)	(31.9)
Net realized investment gains (losses)	(7.7)	8.3	(6.0)	(1.6)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(1.1)	(2.9)	6.7	(6.2)
Transition expenses	(4.5)	—	(9.0)	—
Net revenue pursuant to transition and support services agreements	2.0	—	2.9	—
Fair value changes related to agent deferred compensation plan	—	(11.8)	—	(11.8)
Loss on extinguishment or modification of debt	(32.8)	(.6)	(32.8)	(.6)
Loss before income taxes	$(61.0)	$(21.8)	$(66.9)	$(52.1)

Interest expense on corporate debt was slightly higher in the 2015 periods. Our average corporate debt outstanding was $856.5 million and $853.6 million in the first six months of 2015 and 2014, respectively. The average interest rate on our debt was 4.7 percent and 4.5 percent in the first six months of 2015 and 2014, respectively. The timing and amount of debt repayments in the 2015 and 2014 periods including the debt refinancing transactions (discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations") along with the mix of interest rates on the related outstanding borrowings did not significantly impact the amount of interest expense in the periods presented.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $1.1 million in the second quarter of 2015 and $1.7 million in the first quarter of 2014 related to the COLI. The corporate segment sold all of its investments in hedge funds in the fourth quarter of 2014.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Such amounts in the first six months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment gains (losses) often fluctuate each period. During the first six months of 2015, net realized investment losses in this segment included $1.9 million of net gains from the sales of investments (including $.9 million of losses recognized by the VIEs and $2.8 million of net gains on other investment sales) and a $7.9 million writedown of a legacy investment in a private company (none of which was recognized by the VIEs) due to an other-than-temporary decline in value. We no longer have any investment exposure to legacy private company investments. During the first six months of 2014, we recognized $6.4 million of net gains from the sales of investments (of which $2.0 million were net losses recognized by VIEs) and $8.0 million of writedowns of legacy investments in private companies (none of which were recognized by VIEs) due to other-than-temporary declines in value.

Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. This amount included an $11.3 million gain in the first six months of 2015 on the dissolution of a VIE. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations. Transition expenses were $4.5 million and $9.0 million in the three and six months ended June 30, 2015. We do not expect to recognize any additional one-time expenses associated with the agreement.

Net revenue pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Reassurance Company and the overhead costs incurred to provide such services under the agreements subsequent to the sale of CLIC.

Loss on extinguishment or modification of debt in the first six months of 2015 of $32.8 million consisted of: (i) $15.0 million related to the write-off of unamortized discount and issuance costs due to the repayment of our Previous Senior Secured Credit Agreement and 6.375% Notes; and (ii) a make-whole redemption premium of $17.8 million due to the repayment of the 6.375% Notes. The loss on extinguishment or modification of debt in the first six months of 2014 of $.6 million resulted from: (i) expenses related to the amendment of the Previous Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC prior to being sold (dollars in millions)

	Three months ended	Six months ended
	June 30,	June 30,
	2014	2014
Premium collections:
Annuities	$.2	$.2
Life	34.8	71.0
Total collections	$35.0	$71.2
Average liabilities for insurance products:
Fixed index annuities	$.8	$.8
Fixed interest annuities	142.9	143.4
SPIAs and supplemental contracts:
Mortality based	36.9	37.3
Deposit based	94.4	95.5
Health:
Supplemental health	—	68.2
Medicare supplement	—	1.0
Other health	—	3.4
Life:
Interest sensitive	2,233.3	2,243.5
Non-interest sensitive	415.4	418.3
Total average liabilities for insurance products, net of reinsurance ceded	$2,923.7	$3,011.4
Revenues:
Insurance policy income	$52.5	$106.0
Net investment income:
General account invested assets	49.7	100.7
Fixed index products	1.4	1.3
Total revenues	103.6	208.0
Expenses:
Insurance policy benefits	54.1	115.8
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	21.6	43.2
Cost of options to fund index credits, net of forfeitures	.4	.8
Market value changes credited to policyholders	1.0	.9
Amortization related to operations	2.3	4.3
Interest expense on investment borrowings	4.4	9.1
Other operating costs and expenses	7.5	13.3
Total benefits and expenses	91.3	187.4
Income before net realized investment gains, loss on sale of CLIC and income taxes	12.3	20.6
Net realized investment gains	.7	2.8
Earnings of CLIC prior to being sold	13.0	23.4
Loss on sale of CLIC	—	(278.6)
Loss before income taxes	$13.0	$(255.2)

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and six months ended June 30, 2015 and 2014:

Business segments - total (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$549.7	$534.9	$1,099.5	$1,076.5
Net investment income and other	299.7	325.4	601.1	627.8
Total revenues	849.4	860.3	1,700.6	1,704.3
Benefits and expenses:
Insurance policy benefits	547.7	542.5	1,082.1	1,075.4
Amortization	57.8	58.6	122.8	120.2
Other expenses	87.4	87.0	174.5	169.9
Total benefits and expenses	692.9	688.1	1,379.4	1,365.5
EBIT from In-Force Business	$156.5	$172.2	$321.2	$338.8

EBIT from New Business
Revenues:
Insurance policy income	$90.4	$91.6	$177.1	$182.4
Net investment income and other	6.4	10.8	14.8	18.2
Total revenues	96.8	102.4	191.9	200.6
Benefits and expenses:
Insurance policy benefits	54.6	61.4	109.3	120.0
Amortization	7.3	6.6	12.8	13.5
Other expenses	80.7	83.1	175.5	173.3
Total benefits and expenses	142.6	151.1	297.6	306.8
EBIT from New Business	$(45.8)	$(48.7)	$(105.7)	$(106.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$640.1	$626.5	$1,276.6	$1,258.9
Net investment income and other	306.1	336.2	615.9	646.0
Total revenues	946.2	962.7	1,892.5	1,904.9
Benefits and expenses:
Insurance policy benefits	602.3	603.9	1,191.4	1,195.4
Amortization	65.1	65.2	135.6	133.7
Other expenses	168.1	170.1	350.0	343.2
Total benefits and expenses	835.5	839.2	1,677.0	1,672.3
EBIT from In-Force and New Business	$110.7	$123.5	$215.5	$232.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$356.4	$346.2	$714.3	$700.4
Net investment income and other	225.3	242.6	449.7	464.9
Total revenues	581.7	588.8	1,164.0	1,165.3
Benefits and expenses:
Insurance policy benefits	372.0	380.7	737.9	750.8
Amortization	41.9	40.0	89.4	82.5
Other expenses	46.3	43.8	92.9	85.3
Total benefits and expenses	460.2	464.5	920.2	918.6
EBIT from In-Force Business	$121.5	$124.3	$243.8	$246.7

EBIT from New Business
Revenues:
Insurance policy income	$57.5	$61.9	$112.3	$124.0
Net investment income and other	6.4	10.8	14.8	18.2
Total revenues	63.9	72.7	127.1	142.2
Benefits and expenses:
Insurance policy benefits	38.7	47.2	78.1	92.1
Amortization	5.8	5.4	9.9	11.1
Other expenses	54.5	57.0	114.3	114.1
Total benefits and expenses	99.0	109.6	202.3	217.3
EBIT from New Business	$(35.1)	$(36.9)	$(75.2)	$(75.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$413.9	$408.1	$826.6	$824.4
Net investment income and other	231.7	253.4	464.5	483.1
Total revenues	645.6	661.5	1,291.1	1,307.5
Benefits and expenses:
Insurance policy benefits	410.7	427.9	816.0	842.9
Amortization	47.7	45.4	99.3	93.6
Other expenses	100.8	100.8	207.2	199.4
Total benefits and expenses	559.2	574.1	1,122.5	1,135.9
EBIT from In-Force and New Business	$86.4	$87.4	$168.6	$171.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$139.7	$138.5	$279.7	$276.6
Net investment income and other	63.4	72.0	129.4	141.2
Total revenues	203.1	210.5	409.1	417.8
Benefits and expenses:
Insurance policy benefits	135.4	125.2	262.4	249.7
Amortization	12.4	14.9	26.5	30.1
Other expenses	33.6	35.6	66.7	69.3
Total benefits and expenses	181.4	175.7	355.6	349.1
EBIT from In-Force Business	$21.7	$34.8	$53.5	$68.7

EBIT from New Business
Revenues:
Insurance policy income	$19.9	$18.2	$39.4	$35.7
Net investment income and other	—	—	—	—
Total revenues	19.9	18.2	39.4	35.7
Benefits and expenses:
Insurance policy benefits	8.4	7.6	16.6	14.9
Amortization	1.3	1.1	2.5	2.2
Other expenses	11.8	12.0	25.2	23.9
Total benefits and expenses	21.5	20.7	44.3	41.0
EBIT from New Business	$(1.6)	$(2.5)	$(4.9)	$(5.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$159.6	$156.7	$319.1	$312.3
Net investment income and other	63.4	72.0	129.4	141.2
Total revenues	223.0	228.7	448.5	453.5
Benefits and expenses:
Insurance policy benefits	143.8	132.8	279.0	264.6
Amortization	13.7	16.0	29.0	32.3
Other expenses	45.4	47.6	91.9	93.2
Total benefits and expenses	202.9	196.4	399.9	390.1
EBIT from In-Force and New Business	$20.1	$32.3	$48.6	$63.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$53.6	$50.2	$105.5	$99.5
Net investment income and other	11.0	10.8	22.0	21.7
Total revenues	64.6	61.0	127.5	121.2
Benefits and expenses:
Insurance policy benefits	40.3	36.6	81.8	74.9
Amortization	3.5	3.7	6.9	7.6
Other expenses	7.5	7.6	14.9	15.3
Total benefits and expenses	51.3	47.9	103.6	97.8
EBIT from In-Force Business	$13.3	$13.1	$23.9	$23.4

EBIT from New Business
Revenues:
Insurance policy income	$13.0	$11.5	$25.4	$22.7
Net investment income and other	—	—	—	—
Total revenues	13.0	11.5	25.4	22.7
Benefits and expenses:
Insurance policy benefits	7.5	6.6	14.6	13.0
Amortization	.2	.1	.4	.2
Other expenses	14.4	14.1	36.0	35.3
Total benefits and expenses	22.1	20.8	51.0	48.5
EBIT from New Business	$(9.1)	$(9.3)	$(25.6)	$(25.8)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$66.6	$61.7	$130.9	$122.2
Net investment income and other	11.0	10.8	22.0	21.7
Total revenues	77.6	72.5	152.9	143.9
Benefits and expenses:
Insurance policy benefits	47.8	43.2	96.4	87.9
Amortization	3.7	3.8	7.3	7.8
Other expenses	21.9	21.7	50.9	50.6
Total benefits and expenses	73.4	68.7	154.6	146.3
EBIT from In-Force and New Business	$4.2	$3.8	$(1.7)	$(2.4)

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force and new business in the Bankers Life segment (as summarized on page 80) did not fluctuate significantly in the three and six months ended June 30, 2015 and 2014, consistent with the explanations in the segment's results of operations section.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The EBIT from in-force business in the Washington National segment (as summarized on page 81) was lower in the 2015 periods due to the unfavorable reserve developments in the supplemental health block related to claims incurred in prior periods.

The EBIT from in-force business in the Colonial Penn segment (as summarized on page 82) was slightly higher in the 2015 periods. The EBIT from new business in the Colonial Penn segment in the 2015 periods reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from S&P, Fitch Ratings ("Fitch"), Moody's Investor Services, Inc. ("Moody's") and A.M. Best Company ("A.M. Best") are "BBB+", "BBB+", "Baa1" and "B++", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premiums collected by product:
Annuities:
Fixed index (first-year)	$166.4	$166.6	$316.6	$313.9
Other fixed interest (first-year)	18.6	32.2	38.6	73.6
Other fixed interest (renewal)	2.1	2.0	3.6	3.8
Subtotal - other fixed interest annuities	20.7	34.2	42.2	77.4
Total annuities	187.1	200.8	358.8	391.3
Health:
Medicare supplement (first-year)	20.0	22.3	39.4	43.5
Medicare supplement (renewal)	156.3	155.5	317.2	313.7
Subtotal - Medicare supplement	176.3	177.8	356.6	357.2
Long-term care (first-year)	4.0	4.2	8.0	8.6
Long-term care (renewal)	115.6	122.0	229.7	241.3
Subtotal - long-term care	119.6	126.2	237.7	249.9
PDP	—	—	—	6.8
Supplemental health (first-year)	1.6	2.0	3.1	4.1
Supplemental health (renewal)	3.2	2.0	6.1	3.5
Subtotal – supplemental health	4.8	4.0	9.2	7.6
Other health (first-year)	.1	.2	.1	.4
Other health (renewal)	1.7	1.9	3.5	3.7
Subtotal - other health	1.8	2.1	3.6	4.1
Total health	302.5	310.1	607.1	625.6
Life insurance:
First-year	38.2	39.2	73.2	77.4
Renewal	76.1	62.3	149.0	118.1
Total life insurance	114.3	101.5	222.2	195.5
Collections on insurance products:
Total first-year premium collections on insurance products	248.9	266.7	479.0	521.5
Total renewal premium collections on insurance products	355.0	345.7	709.1	690.9
Total collections on insurance products	$603.9	$612.4	$1,188.1	$1,212.4
Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment decreased 6.8 percent, to $187.1 million, in the second quarter of 2015, and 8.3 percent, to $358.8 million, in the first six months of 2015, as compared to the same periods in 2014. Premium collections from Bankers Life's other fixed interest annuity products have decreased in recent periods as low new money rates negatively impacted our sales and the overall sales in the fixed rate annuity market.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, long-term care, PDP contracts and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment in the 2015 periods were comparable to the same periods in 2014.

Premiums collected on Bankers Life's long-term care policies decreased 5.2 percent, to $119.6 million, in the second quarter of 2015, and 4.9 percent, to $237.7 million, in the first six months of 2015, as compared to the same periods in 2014, reflecting the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

The premiums collected on PDP business in the first six months of 2014 represent adjustments to premiums on such business related to periods prior to the termination of a quota-share reinsurance agreement in 2013.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 13 percent, to $114.3 million, in the second quarter of 2015, and 14 percent, to $222.2 million, in the first six months of 2015, as compared to the same periods in 2014, reflecting higher sales in this segment in recent years and higher persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premiums collected by product:
Health:
Medicare supplement (renewal)	$17.1	$21.7	35.3	42.8
Supplemental health (first-year)	19.1	18.5	37.3	35.2
Supplemental health (renewal)	117.0	110.6	231.5	219.8
Subtotal – supplemental health	136.1	129.1	268.8	255.0
Other health (first-year)	.1	.1	.1	.1
Other health (renewal)	.5	.5	1.0	1.1
Subtotal - other health	.6	.6	1.1	1.2
Total health	153.8	151.4	305.2	299.0
Life insurance:
First-year	1.5	1.5	2.5	2.6
Renewal	5.5	4.9	11.4	10.3
Total life insurance	7.0	6.4	13.9	12.9
Annuities:
Fixed index (first-year)	.1	—	.1	.1
Fixed index (renewal)	.8	.4	1.1	.8
Subtotal - fixed index annuities	.9	.4	1.2	.9
Other fixed interest (renewal)	.2	.2	.3	.3
Total annuities	1.1	.6	1.5	1.2
Collections on insurance products:
Total first-year premium collections on insurance products	20.8	20.1	40.0	38.0
Total renewal premium collections on insurance products	141.1	138.3	280.6	275.1
Total collections on insurance products	$161.9	$158.4	$320.6	$313.1

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2015 periods due to the run-off of this block of business. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.4 percent, to $136.1 million, in the second quarter of 2015, and 5.4 percent, to $268.8 million, in the first six months of 2015, as compared to the same periods in 2014. Such increase is due to higher new sales in recent periods and steady persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 5.6 percent, to $143.7 million, in the second quarter of 2015, and 5.5 percent, to $283.8 million, in the first six months of 2015, as compared to the same periods in 2014, driven by strong sales and persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Life products in the Washington National segment are primarily traditional life products. Life premiums collected increased 9.4 percent, to $7.0 million, in the second quarter of 2015, and 7.8 percent, to $13.9 million, in the first six months of 2015, as compared to the same periods in 2014 due to steady persistency.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Premiums collected by product:
Life insurance:
First-year	$12.8	$11.3	$25.4	$22.6
Renewal	51.5	48.7	103.3	97.5
Total life insurance	64.3	60.0	128.7	120.1
Health (all renewal):
Medicare supplement	.7	.8	1.4	1.6
Other health	.1	.1	.1	.2
Total health	.8	.9	1.5	1.8
Collections on insurance products:
Total first-year premium collections on insurance products	12.8	11.3	25.4	22.6
Total renewal premium collections on insurance products	52.3	49.6	104.8	99.3
Total collections on insurance products	$65.1	$60.9	$130.2	$121.9

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.2 percent, to $64.3 million, in the second quarter of 2015, and 7.2 percent, to $128.7 million, in the first six months of 2015, as compared to the same periods in 2014. Graded benefit life products sold through our direct response marketing channel accounted for $63.6 million and $59.5 million of our total collected premiums in the second quarters of 2015 and 2014, respectively, and $127.5 million and $119.0 million in the first six months of 2015 and 2014, respectively. Premiums collected reflect strong sales in the 2015 periods due to the positive impact from marketing and telesales productivity initiatives, increased lead generation investments and recovery from a weak first quarter of 2014.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains in-force, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2015 and December 31, 2014 was as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Total capital:
Corporate notes payable	$925.0	$794.4
Shareholders’ equity:
Common stock	1.9	2.0
Additional paid-in capital	3,554.9	3,732.4
Accumulated other comprehensive income	605.0	825.3
Retained earnings	202.4	128.5
Total shareholders’ equity	4,364.2	4,688.2
Total capital	$5,289.2	$5,482.6

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2015 and as of and for the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Book value per common share	$22.56	$23.06
Book value per common share, excluding accumulated other comprehensive income (a)	19.43	19.00
Ratio of earnings to fixed charges	2.33X	1.62X
Debt to total capital ratios:
Corporate debt to total capital	17.5%	14.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.7%	17.1%
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

Two of the Company's insurance subsidiaries (Washington National and Bankers Life) are members of the FHLB.  As members of the FHLB, Washington National and Bankers Life have the ability to borrow on a collateralized basis from the FHLB.  Washington National and Bankers Life are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2015, the carrying value of the FHLB common stock was $72.2 million.  As of June 30, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at June 30, 2015, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by Washington National and Bankers Life (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2015
$100.0	June 2016	Variable rate – 0.627%
75.0	June 2016	Variable rate – 0.442%
100.0	October 2016	Variable rate – 0.451%
50.0	November 2016	Variable rate – 0.549%
50.0	November 2016	Variable rate – 0.657%
57.7	June 2017	Variable rate – 0.615%
50.0	August 2017	Variable rate – 0.474%
75.0	August 2017	Variable rate – 0.432%
100.0	October 2017	Variable rate – 0.705%
50.0	November 2017	Variable rate – 0.792%
50.0	January 2018	Variable rate – 0.626%
50.0	January 2018	Variable rate – 0.617%
50.0	February 2018	Variable rate – 0.586%
50.0	February 2018	Variable rate – 0.366%
22.0	February 2018	Variable rate – 0.616%
100.0	May 2018	Variable rate – 0.636%
50.0	July 2018	Variable rate – 0.749%
50.0	August 2018	Variable rate – 0.394%
50.0	January 2019	Variable rate – 0.696%
50.0	February 2019	Variable rate – 0.366%
100.0	March 2019	Variable rate – 0.665%
21.8	July 2019	Variable rate – 0.677%
50.0	May 2020	Variable rate – 0.706%
21.8	June 2020	Fixed rate – 1.960%
28.2	August 2021	Fixed rate – 2.550%
26.5	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,498.5

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

Our estimated consolidated statutory RBC ratio of 443 percent at June 30, 2015, reflects estimated consolidated statutory operating earnings of $169.8 million and dividends to the holding company of $112.8 million during the first six months of 2015. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. It is our goal to manage our consolidated RBC ratio to be approximately 425 percent over time.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by S&P, Fitch, Moody's and A.M. Best are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On June 18, 2015, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. On July 2, 2014, S&P upgraded the financial strength ratings of our primary insurance subsidiaries to "BBB+" from "BBB". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On May 11, 2015, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries to "BBB+" from "BBB" and the outlook for these ratings is positive. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On May 11, 2015, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries to "Baa1" from "Baa2" and the outlook for these ratings is stable. On March 27, 2014, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries to "Baa2" from "Baa3". Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are seven ratings above the "Baa1" rating of our primary insurance subsidiaries and thirteen ratings that are below the rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2015, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $140.8 million; (ii) fixed income investments of $120.2 million; and (iii) equity securities of $124.1 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2015, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $112.8 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

We generally maintain capital and surplus levels in our insurance subsidiaries in an amount that is sufficient to maintain a minimum consolidated RBC ratio of 350 percent and may seek to have our insurance subsidiaries pay ordinary dividends or request regulatory approval for extraordinary dividends when the consolidated RBC ratio exceeds such level and we have concluded the capital level in each of our insurance subsidiaries is adequate to support their business and projected growth.  The estimated consolidated RBC ratio of our insurance subsidiaries was 443 percent at June 30, 2015.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 386 percent at June 30, 2015.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2015, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Subsidiaries of CLTX:
Bankers Life	$478.2	(a)
Colonial Penn	(282.6)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $60.0 million to CLTX in the first six months of 2015.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made no capital contributions to its insurance subsidiaries in the first six months of 2015.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

In the second quarter of 2015, as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", we completed our debt refinancing transactions. The following table sets forth the sources and uses of cash from such transactions (dollars in millions):

Sources:
Notes	$825.0
New Revolving Credit Agreement	100.0
Total sources	$925.0

Uses:
Repayment of Previous Senior Secured Credit Agreement	$502.3
Repayment of 6.375% Notes, including redemption premium	292.8
Accrued interest	4.3
Debt issuance costs	16.0
General corporate purposes	109.6
Total uses	$925.0

On May 19, 2015, the Company made an initial drawing of $100.0 million under the New Revolving Credit Agreement, resulting in $50.0 million available for additional borrowings. The New Revolving Credit Agreement includes an uncommitted subfacility for swingline loans of up to $5.0 million, and up to $5.0 million of the New Revolving Credit Agreement is available for the issuance of letters of credit. The Company may incur additional incremental loans under the New Revolving Credit Agreement in an aggregate principal amount of up to $50.0 million, provided that there are no events of default and subject to certain other terms and conditions including the delivery of certain documentation.

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.8 percent at June 30, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 443 percent at June 30, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,759.2 million at June 30, 2015 compared to the minimum requirement of $2,675 million).

In the first six months of 2015, we also made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

The scheduled principal payments on our direct corporate obligations are as follows at June 30, 2015 (dollars in millions):

Year ending June 30,
2016	$—
2017	—
2018	—
2019	100.0
2020	325.0
Thereafter	500.0
$925.0

In the first six months of 2015, we repurchased 10.9 million shares of common stock for $186.9 million (including $8.0 million of repurchases settled in the third quarter of 2015) under our securities repurchase program. The Company has remaining repurchase authority of $234.1 million as of June 30, 2015. We currently anticipate repurchasing a total of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

approximately $350 million to $425 million of our common stock during 2015, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock or acquisition transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

Although we have no current agreements to acquire life insurance or other complementary businesses through reinsurance or other acquisition transactions, we have a team actively focused on exploring non-organic opportunities with the goal of expanding and accelerating the profitable growth of our business.

In the first six months of 2015, dividends declared on common stock totaled $25.7 million ($0.13 per common share).

On June 18, 2015, S&P affirmed our issuer credit and senior secured debt ratings of "BB+" and revised the outlook for these ratings to positive from stable. In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

On May 11, 2015, Moody's upgraded our issuer credit and senior secured debt ratings to "Ba1" from "Ba2" and the outlook for these ratings is stable. On March 27, 2014, Moody's upgraded our issuer credit and senior secured debt ratings to "Ba2" from "Ba3". In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are ten ratings above CNO's "Ba1" rating and ten ratings that are below its rating.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at June 30, 2015 and mature prior to December 31, 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2015, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,318.0	$1,160.4	$(101.9)	$12,376.5
United States Treasury securities and obligations of United States government corporations and agencies	149.9	16.3	—	166.2
States and political subdivisions	1,980.5	215.7	(10.0)	2,186.2
Debt securities issued by foreign governments	1.8	.1	—	1.9
Asset-backed securities	790.0	38.7	(1.6)	827.1
Collateralized debt obligations	343.8	1.7	(1.2)	344.3
Commercial mortgage-backed securities	1,279.9	64.0	(4.2)	1,339.7
Mortgage pass-through securities	3.5	.3	—	3.8
Collateralized mortgage obligations	491.8	19.2	(.2)	510.8
Total investment grade fixed maturities, available for sale	16,359.2	1,516.4	(119.1)	17,756.5
Below-investment grade (a):
Corporate securities	1,152.4	29.3	(41.3)	1,140.4
States and political subdivisions	20.1	.1	(5.0)	15.2
Asset-backed securities	548.8	31.7	(1.6)	578.9
Commercial mortgage-backed securities	43.8	—	(.9)	42.9
Collateralized mortgage obligations	633.9	57.7	(.7)	690.9
Total below-investment grade fixed maturities, available for sale	2,399.0	118.8	(49.5)	2,468.3
Total fixed maturities, available for sale	$18,758.2	$1,635.2	$(168.6)	$20,224.8
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2015 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,172.5	$10,059.4	49.7%
2	8,401.8	8,999.6	44.5
3	842.0	839.9	4.2
4	277.3	266.6	1.3
5	64.6	59.3	.3
6	—	—	—
	$18,758.2	$20,224.8	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,201.4	10.9%	$15.0	8.9%
Energy/pipelines	1,856.2	9.2	45.3	26.9
Utilities	1,698.0	8.4	1.1	.6
Insurance	1,486.4	7.3	12.7	7.5
Asset-backed securities	1,406.0	7.0	3.2	1.9
Commercial mortgage-backed securities	1,382.6	6.8	5.1	3.0
Healthcare/pharmaceuticals	1,220.0	6.0	12.2	7.2
Collateralized mortgage obligations	1,201.7	5.9	.9	.5
Food/beverage	868.7	4.3	3.5	2.1
Cable/media	722.1	3.6	14.8	8.8
Banks	699.1	3.5	5.8	3.4
Real estate/REITs	688.3	3.4	.8	.5
Capital goods	577.5	2.9	2.9	1.7
Chemicals	429.5	2.1	6.3	3.8
Transportation	384.6	1.9	2.0	1.2
Telecom	376.9	1.9	3.0	1.8
Collateralized debt obligations	344.3	1.7	1.2	.7
Aerospace/defense	335.1	1.7	1.1	.7
Business services	293.2	1.4	5.6	3.3
Building materials	290.6	1.4	1.6	.9
Metals and mining	284.3	1.4	16.9	10.0
Paper	245.5	1.2	1.8	1.1
Brokerage	240.2	1.2	.8	.5
Technology	203.4	1.0	.7	.4
Other	789.2	3.9	4.3	2.6
Total fixed maturities, available for sale	$20,224.8	100.0%	$168.6	100.0%

At June 30, 2015, the carrying value of the Company's fixed maturity securities in the energy/pipeline sector was $1.9 billion, with gross unrealized gains of $134.4 million and gross unrealized losses of $45.3 million. Although these securities are of high quality (85 percent are rated investment grade) and diversified (over 139 individual credits/issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

Below-Investment Grade Securities

At June 30, 2015, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,399.0 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,468.3 million, or 103 percent of the amortized cost.

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$11.5	$4.9	$26.2	$46.4
Gross realized losses on sale	(5.5)	(3.0)	(20.9)	(8.5)
Impairments:
Total other-than-temporary impairment losses	—	—	(1.3)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	—	—
Net impairment losses recognized	—	—	(1.3)	—
Net realized investment gains from fixed maturities	6.0	1.9	4.0	37.9
Equity securities	.5	7.9	3.0	7.9
Commercial mortgage loans	—	1.1	(2.3)	1.1
Impairments of mortgage loans and other investments	(7.9)	—	(7.9)	(11.9)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Other (a)	(8.7)	1.5	(9.3)	.8
Net realized investment gains (losses)	$(10.1)	$12.4	$(1.2)	$35.8
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(3.9) million and $6.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the first six months of 2015, we recognized net realized investment losses of $1.2 million, which were comprised of: (i) $1.0 million of net gains from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (iv) $9.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($7.9 million of which was a writedown of a legacy investment in a private company that is being liquidated).  We no longer have any exposure to legacy private companies related to investments acquired by our Predecessor.

During the first six months of 2014, we recognized net realized investment gains of $35.8 million, which were comprised of: (i) $41.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.9 million; and (iii) $11.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2015, there were no fixed maturity securities in default or considered nonperforming.

During the first six months of 2015, the $20.9 million of realized losses on sales of $181.7 million of fixed maturity securities, available for sale included: (i) $.6 million of losses related to the sales of asset-backed securities; and (ii) $20.3 million related to various corporate securities.  Securities are generally sold at a loss following unforeseen issue-specific events

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During the first six months of 2014, the $8.5 million of realized losses on sales of $156.9 million of fixed maturity securities, available for sale, included: (i) $.5 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $8.0 million of additional losses primarily related to various corporate securities.

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

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.0	$4.0
Due after one year through five years	145.5	141.6
Due after five years through ten years	364.8	348.3
Due after ten years	2,016.4	1,878.6
Subtotal	2,530.7	2,372.5
Structured securities	733.7	723.3
Total	$3,264.4	$3,095.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2015 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	4	$39.9	$(10.8)	$29.1
Greater than or equal to 6 months and less than 12 months	3	35.9	(10.6)	$25.3
Greater than 12 months	1	14.1	(4.1)	10.0
		$89.9	$(25.5)	$64.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2015 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy/pipelines	$—	$22.4	$14.4	$8.5	$45.3
Metals and mining	—	16.4	.5	—	16.9
States and political subdivisions	8.5	1.5	—	5.0	15.0
Cable/media	—	11.5	2.7	.6	14.8
Insurance	3.2	9.5	—	—	12.7
Healthcare/pharmaceuticals	1.8	10.1	.3	—	12.2
Chemicals	—	6.2	.1	—	6.3
Banks	1.0	4.7	—	.1	5.8
Business services	—	.1	5.5	—	5.6
Commercial mortgage-backed securities	3.3	.9	.9	—	5.1
Food/beverage	1.0	2.1	—	.4	3.5
Asset-backed securities	.8	.8	.2	1.4	3.2
Telecom	—	1.4	.2	1.4	3.0
Capital goods	—	2.6	—	.3	2.9
Transportation	—	1.9	—	.1	2.0
Paper	—	1.4	—	.4	1.8
Building materials	—	—	1.3	.3	1.6
Collateralized debt obligations	1.2	—	—	—	1.2
Retail	—	—	—	1.1	1.1
Utilities	.1	.9	—	.1	1.1
Aerospace/defense	—	—	.1	1.0	1.1
Collateralized mortgage obligations	.1	.1	.1	.6	.9
Real estate/REITs	.1	.7	—	—	.8
Brokerage	—	.8	—	—	.8
Gaming	—	—	.7	—	.7
Technology	—	.3	.1	.3	.7
Autos	—	.2	—	—	.2
Consumer products	—	—	.1	—	.1
Entertainment/hotels	—	.1	—	—	.1
Other	.7	.7	.7	—	2.1
Total fixed maturities, available for sale	$21.8	$97.3	$27.9	$21.6	$168.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$7.6	$—	$—	$—	$7.6	$—
States and political subdivisions	213.4	(9.4)	24.9	(5.6)	238.3	(15.0)
Corporate securities	1,942.5	(125.2)	184.1	(18.0)	2,126.6	(143.2)
Asset-backed securities	241.5	(2.5)	54.3	(.7)	295.8	(3.2)
Collateralized debt obligations	108.2	(.6)	46.1	(.6)	154.3	(1.2)
Commercial mortgage-backed securities	175.6	(5.1)	4.7	—	180.3	(5.1)
Mortgage pass-through securities	—	—	.3	—	.3	—
Collateralized mortgage obligations	68.4	(.5)	24.2	(.4)	92.6	(.9)
Total fixed maturities, available for sale	$2,757.2	$(143.3)	$338.6	$(25.3)	$3,095.8	$(168.6)
Equity securities	$118.3	$(1.4)	$1.6	$(.2)	$119.9	$(1.6)

Based on management's current assessment of investments with unrealized losses at June 30, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At June 30, 2015 fixed maturity investments included structured securities with an estimated fair value of $4.3 billion (or 21 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2015 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,406.7	$987.6	$1,002.5
4 percent – 5 percent	894.7	847.3	878.9
5 percent – 6 percent	1,835.3	1,720.6	1,825.4
6 percent – 7 percent	503.8	469.0	510.7
7 percent – 8 percent	77.1	78.3	87.6
8 percent and above	32.3	32.7	33.3
Total structured securities	$4,749.9	$4,135.5	$4,338.4

The amortized cost and estimated fair value of structured securities at June 30, 2015, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$875.0	$933.4	4.6%
Planned amortization classes, target amortization classes and accretion-directed bonds	228.9	246.3	1.2
Commercial mortgage-backed securities	1,323.7	1,382.6	6.8
Asset-backed securities	1,338.8	1,406.0	7.0
Collateralized debt obligations	343.8	344.3	1.7
Other	25.3	25.8	.1
Total structured securities	$4,135.5	$4,338.4	21.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of June 30, 2015 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$748.5	$783.8	$1,760.4
60% to 70%	415.1	425.1	643.5
Greater than 70% to 80%	378.1	385.2	512.4
Greater than 80% to 90%	119.5	126.4	143.6
Greater than 90%	4.3	4.9	4.7
Total	$1,665.5	$1,725.4	$3,064.6
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$16.3	$10.5	$29.7	$20.9
Fee revenue and other income	.5	.1	1.1	.2
Total revenues	16.8	10.6	30.8	21.1
Expenses:
Interest expense	10.7	6.4	19.2	12.9
Other operating expenses	.3	.4	1.1	.6
Total expenses	11.0	6.8	20.3	13.5
Income before net realized investment losses and income taxes	5.8	3.8	10.5	7.6
Net realized investment losses	—	—	(.9)	(2.0)
Income before income taxes	$5.8	$3.8	$9.6	$5.6

During the first six months of 2015, we recognized net realized investment losses on the VIE investments of $.9 million.  During the first six months of 2014, we recognized net realized investment losses on the VIE investments of $2.0 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$149.1	9.5%	$.9	6.0%
Healthcare/pharmaceuticals	146.3	9.3	.2	1.2
Technology	145.6	9.3	.5	3.5
Food/beverage	126.7	8.1	.3	1.8
Autos	112.8	7.2	.2	1.2
Capital goods	81.0	5.2	.7	4.3
Consumer products	75.2	4.8	.2	1.4
Paper	72.1	4.6	.1	1.0
Brokerage	66.8	4.3	1.5	9.4
Energy/pipelines	66.6	4.3	8.5	54.1
Retail	62.8	4.0	.6	3.6
Chemicals	60.9	3.9	.1	.5
Entertainment/hotels	56.1	3.6	.1	.6
Aerospace/defense	50.8	3.3	.2	1.4
Utilities	47.5	3.0	.3	2.0
Building materials	39.2	2.5	.3	2.0
Business services	35.7	2.3	.1	.5
Transportation	35.5	2.3	.1	.5
Metals and mining	31.0	2.0	.1	.3
Gaming	27.0	1.7	—	—
Insurance	24.1	1.5	.2	1.3
Real estate/REITs	20.7	1.3	.1	.3
Textiles	1.8	.1	—	—
Other	30.3	1.9	.5	3.1
Total	$1,565.6	100.0%	$15.8	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.0	$2.0
Due after one year through five years	375.5	369.9
Due after five years through ten years	590.4	580.2
Total	$967.9	$952.1

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2015 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	5	$12.3	$(3.0)	$9.3
Greater than or equal to 6 months and less than 12 months	2	5.9	(1.6)	$4.3
		$18.2	$(4.6)	$13.6

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in the first six months of 2015 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2015, the Department of Labor re-proposed regulations that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. If final regulations were to be issued with provisions similar to the proposed regulations, some of the investment-related information and support that our agents, advisors and employees provide to customers on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could change the methods that we use to deliver services and the compensation we provide to our agents and could negatively impact our sales, business, results of operations and financial condition.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The New Revolving Credit Agreement and the Indenture for the Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the New Revolving Credit Agreement and the Notes to be due and payable.

Pursuant to the New Revolving Credit Agreement, CNO agreed to a number of covenants and other provisions that restrict the Company's ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests may be affected by events beyond our control. There are several conditions or circumstances that could lead to an event of default under the New Revolving Credit Agreement, as described below.

The New Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the New Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•	subsidiary debt;

•	liens;

•	restrictive agreements;

•	restricted payments during the continuance of an event of default;

•	disposition of assets and sale and leaseback transactions;

•	transactions with affiliates;

•	change in business;

•	fundamental changes;

•	modification of certain agreements; and

•	changes to fiscal year.

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.8 percent at June 30, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 443 percent at June 30, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,759.2 million at June 30, 2015 compared to the minimum requirement of $2,675 million).

The New Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•	non-payment;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

•	breach of representations, warranties or covenants;

•	cross-default and cross-acceleration;

•	bankruptcy and insolvency events;

•	judgment defaults;

•	actual or asserted invalidity of documentation with respect to the New Revolving Credit Agreement;

•	change of control; and

•	customary ERISA defaults.

If an event of default under the New Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the New Revolving Credit Agreement.

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. If the lenders under the New Revolving Credit Agreement elect to accelerate the amounts due, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

The Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•	incur certain subsidiary indebtedness without also guaranteeing the Notes;

•	create liens;

•	enter into sale and leaseback transactions;

•	issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the Indenture); and

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the Notes to be due and payable.

We have substantial indebtedness which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of June 30, 2015, we had an aggregate principal amount of indebtedness of $925.0 million. CNO's indebtedness will require approximately $43 million annually in cash to service (based on the principal amounts outstanding and applicable interest rates as of June 30, 2015). Our substantial indebtedness and the obligations under our debt agreements may restrict our ability to take advantage of business, strategic or financing opportunities.

On May 19, 2015, the Company entered into the New Revolving Credit Agreement and made an initial drawing of $100.0 million, resulting in $50.0 million available for additional borrowings. The New Revolving Credit Agreement matures on May 19, 2019. On May 19, 2015, the Company also issued the 2020 Notes and the 2025 Notes. The New Revolving Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

If we fail to pay interest or principal on our other indebtedness, including the Notes, we will be in default under the indenture governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the New Revolving Credit Agreement. If the repayment of the related indebtedness were to be

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, our management or our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant expenses, lead to a loss of customers and revenues and otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, and failures in their systems could adversely affect our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	2,311,642	$17.69	2,311,642	$294.0
May 1 through May 31	1,229,121	17.90	1,228,504	272.0
June 1 through June 30	2,055,850	18.47	2,055,269	234.1
Total	5,596,613	18.03	5,595,415	234.1
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013 and November 2014, the Company's Board of Directors approved, in aggregate, an additional $1,200.0 million to repurchase the Company's outstanding securities.

ITEM 5. OTHER INFORMATION.

On July 30, 2015, the employment agreement with Bruce Baude, the Company’s Executive Vice President and Chief Operations and Technology Officer, was amended to extend the term of the agreement for an additional three years until July 31, 2018. The amendment to Mr. Baude’s employment agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Amendment dated July 30, 2015 to the Amended and Restated Employment Agreement between CNO Services, LLC and Bruce Baude.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  July 31, 2015

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)