Form 10-Q
period 2015-09-30
CNO Financial Group, Inc.
filed 2015-11-03
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of October 22, 2015:  185,960,817

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2015	December 31, 2014

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2015 - $18,772.7; December 31, 2014 - $18,408.1)	$20,144.5	$20,634.9
Equity securities at fair value (cost: September 30, 2015 - $429.7; December 31, 2014 - $400.5)	437.3	419.0
Mortgage loans	1,712.6	1,691.9
Policy loans	109.5	106.9
Trading securities	257.5	244.9
Investments held by variable interest entities	1,488.1	1,367.1
Other invested assets	395.6	443.6
Total investments	24,545.1	24,908.3
Cash and cash equivalents - unrestricted	613.8	611.6
Cash and cash equivalents held by variable interest entities	106.9	68.3
Accrued investment income	260.7	242.9
Present value of future profits	454.4	489.4
Deferred acquisition costs	909.1	770.6
Reinsurance receivables	2,903.3	2,991.1
Income tax assets, net	862.3	758.7
Assets held in separate accounts	5.0	5.6
Other assets	350.6	337.7
Total assets	$31,011.2	$31,184.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2015	December 31, 2014

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,728.0	$10,707.2
Future policy benefits	10,691.6	10,835.4
Liability for policy and contract claims	484.1	468.7
Unearned and advanced premiums	281.4	291.8
Liabilities related to separate accounts	5.0	5.6
Other liabilities	739.1	587.6
Investment borrowings	1,543.7	1,519.2
Borrowings related to variable interest entities	1,442.3	1,286.1
Notes payable – direct corporate obligations	925.0	794.4
Total liabilities	26,840.2	26,496.0
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2015 – 186,741,760; December 31, 2014 – 203,324,458)	1.9	2.0
Additional paid-in capital	3,435.8	3,732.4
Accumulated other comprehensive income	510.4	825.3
Retained earnings	222.9	128.5
Total shareholders' equity	4,171.0	4,688.2
Total liabilities and shareholders' equity	$31,011.2	$31,184.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Insurance policy income	$640.6	$632.1	$1,917.2	$1,997.0
Net investment income (loss):
General account assets	298.2	300.1	900.4	995.6
Policyholder and reinsurer accounts and other special-purpose portfolios	(27.6)	14.8	.8	82.9
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	(7.2)	6.8	(10.5)	54.5
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(15.4)	(2.8)	(24.6)	(14.7)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.0	—	3.0	—
Net impairment losses recognized	(12.4)	(2.8)	(21.6)	(14.7)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Total realized gains (losses)	(19.6)	4.0	(20.8)	39.8
Fee revenue and other income	12.9	16.0	44.7	29.4
Total revenues	904.5	967.0	2,842.3	3,144.7
Benefits and expenses:
Insurance policy benefits	582.1	565.5	1,756.4	1,946.9
Loss on sale of subsidiary, gain on reinsurance transactions and transition expenses	—	(32.1)	9.0	242.7
Interest expense	23.9	21.9	70.7	70.8
Amortization	55.8	65.8	195.6	197.4
Loss on extinguishment or modification of debt	—	—	32.8	.6
Other operating costs and expenses	190.3	191.5	570.4	587.1
Total benefits and expenses	852.1	812.6	2,634.9	3,045.5
Income before income taxes	52.4	154.4	207.4	99.2
Income tax expense:
Tax expense on period income	18.6	53.8	74.0	133.1
Valuation allowance for deferred tax assets and other tax items	—	(16.8)	—	(1.4)
Net income (loss)	$33.8	$117.4	$133.4	$(32.5)
Earnings per common share:
Basic:
Weighted average shares outstanding	190,260,000	210,525,000	195,536,000	215,790,000
Net income (loss)	$.18	$.56	$.68	$(.15)
Diluted:
Weighted average shares outstanding	192,365,000	215,458,000	197,571,000	215,790,000
Net income (loss)	$.18	$.54	$.68	$(.15)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$33.8	$117.4	$133.4	$(32.5)
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(136.0)	(116.2)	(883.1)	756.7
Amortization of present value of future profits and deferred acquisition costs	11.2	15.8	101.4	(103.6)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(40.5)	11.8	269.8	(405.8)
Reclassification adjustments:
For net realized investment (gains) losses included in net income (loss)	17.7	(15.5)	19.5	(51.2)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	(.6)	.1	(.5)	.6
Unrealized gains (losses) on investments	(148.2)	(104.0)	(492.9)	196.7
Change related to deferred compensation plan	1.2	.3	3.7	1.0
Other comprehensive income (loss) before tax	(147.0)	(103.7)	(489.2)	197.7
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	52.4	36.9	174.3	(70.2)
Other comprehensive income (loss), net of tax	(94.6)	(66.8)	(314.9)	127.5
Comprehensive income (loss)	$(60.8)	$50.6	$(181.5)	$95.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net loss	—	—	(32.5)	(32.5)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $70.4)	—	127.9	—	127.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.2)	—	(.4)	—	(.4)
Cost of common stock and warrants repurchased	(301.5)	—	—	(301.5)
Dividends on common stock	—	—	(39.0)	(39.0)
Stock options, restricted stock and performance units	12.3	—	—	12.3
Balance, September 30, 2014	$3,805.8	$859.3	$56.9	$4,722.0

Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2
Net income	—	—	133.4	133.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $173.6)	—	(313.6)	—	(313.6)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.7)	—	(1.3)	—	(1.3)
Cost of common stock repurchased	(311.2)	—	—	(311.2)
Dividends on common stock	—	—	(39.0)	(39.0)
Stock options, restricted stock and performance units	14.5	—	—	14.5
Balance, September 30, 2015	$3,437.7	$510.4	$222.9	$4,171.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Insurance policy income	$1,811.6	$1,783.2
Net investment income	885.4	966.2
Fee revenue and other income	44.7	29.4
Insurance policy benefits	(1,414.2)	(1,506.8)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Interest expense	(53.5)	(59.7)
Deferrable policy acquisition costs	(181.9)	(176.6)
Other operating costs	(553.5)	(566.5)
Taxes	(3.3)	(2.8)
Net cash from operating activities	535.3	(123.9)	(a)
Cash flows from investing activities:
Sales of investments	1,461.2	1,695.0
Maturities and redemptions of investments	1,427.8	1,323.5
Purchases of investments	(3,281.7)	(2,982.0)
Net sales (purchases) of trading securities	(8.2)	8.0
Change in cash and cash equivalents held by variable interest entities	(38.6)	(46.4)
Cash and cash equivalents held by subsidiary prior to being sold	—	(164.7)
Proceeds from sale of subsidiary	—	232.9
Other	(18.6)	(19.8)
Net cash provided (used) by investing activities	(458.1)	46.5
Cash flows from financing activities:
Issuance of notes payable, net	909.0	—
Payments on notes payable	(797.1)	(43.1)
Expenses related to extinguishment or modification of debt	(17.8)	(.5)
Issuance of common stock	5.3	4.7
Payments to repurchase common stock	(306.2)	(297.0)
Common stock dividends paid	(39.0)	(39.0)
Amounts received for deposit products	908.1	971.2
Withdrawals from deposit products	(930.5)	(1,047.6)
Issuance of investment borrowings:
Federal Home Loan Bank	300.0	350.0
Related to variable interest entities	274.8	347.1
Payments on investment borrowings:
Federal Home Loan Bank	(275.5)	(367.6)
Related to variable interest entities and other	(106.1)	(68.1)
Investment borrowings - repurchase agreements, net	—	20.4
Net cash used by financing activities	(75.0)	(169.5)
Net increase (decrease) in cash and cash equivalents	2.2	(246.9)
Cash and cash equivalents, beginning of period	611.6	699.0
Cash and cash equivalents, end of period	$613.8	$452.1
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

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

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2015 and December 31, 2014, were as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$3.1	$5.3
Net unrealized gains on all other investments	1,346.3	2,207.7
Adjustment to present value of future profits (a)	(132.5)	(149.9)
Adjustment to deferred acquisition costs	(290.7)	(390.5)
Adjustment to insurance liabilities	(127.9)	(381.4)
Unrecognized net loss related to deferred compensation plan	(4.8)	(8.5)
Deferred income tax liabilities	(283.1)	(457.4)
Accumulated other comprehensive income	$510.4	$825.3
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At September 30, 2015, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(115.0) million, $(139.7) million, $(127.9) million and $135.9 million, respectively, for premium deficiencies that would exist on certain products (primarily long-term care) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2015, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,280.0	$1,159.0	$(241.2)	$13,197.8	$—
United States Treasury securities and obligations of United States government corporations and agencies	137.4	25.5	—	162.9	—
States and political subdivisions	2,024.7	241.2	(6.5)	2,259.4	(3.0)
Debt securities issued by foreign governments	16.7	—	(.2)	16.5	—
Asset-backed securities	1,438.4	66.1	(4.9)	1,499.6	—
Collateralized debt obligations	361.2	1.4	(1.2)	361.4	—
Commercial mortgage-backed securities	1,464.9	60.4	(6.7)	1,518.6	—
Mortgage pass-through securities	3.2	.3	—	3.5	—
Collateralized mortgage obligations	1,046.2	79.6	(1.0)	1,124.8	(2.9)
Total fixed maturities, available for sale	$18,772.7	$1,633.5	$(261.7)	$20,144.5	$(5.9)
Equity securities	$429.7	$12.1	$(4.5)	$437.3

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$225.6	$230.0
Due after one year through five years	2,211.1	2,383.1
Due after five years through ten years	1,872.4	1,979.7
Due after ten years	10,149.7	11,043.8
Subtotal	14,458.8	15,636.6
Structured securities	4,313.9	4,507.9
Total fixed maturities, available for sale	$18,772.7	$20,144.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$21.7	$8.3	$47.9	$54.7
Gross realized losses on sale	(27.8)	(2.6)	(48.7)	(11.1)
Impairments:
Total other-than-temporary impairment losses	(11.1)	—	(12.4)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.0	—	3.0	—
Net impairment losses recognized	(8.1)	—	(9.4)	—
Net realized investment gains from fixed maturities	(14.2)	5.7	(10.2)	43.6
Equity securities	—	1.9	3.0	9.8
Commercial mortgage loans	—	(1.2)	(2.3)	(.1)
Impairments of mortgage loans and other investments	(4.3)	(2.8)	(12.2)	(14.7)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Other (a)	(1.1)	.4	(10.4)	1.2
Net realized investment gains (losses)	$(19.6)	$4.0	$(20.8)	$39.8
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(4.7) million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively.

During the first nine months of 2015, we recognized net realized investment losses of $20.8 million, which were comprised of: (i) $6.2 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a variable interest entity ("VIE"); (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (iv) $21.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($24.6 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

During the first nine months of 2015, a VIE that was required to be consolidated was dissolved. A gain of $11.3 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

During the first nine months of 2014, we recognized net realized investment gains of $39.8 million, which were comprised of: (i) $48.4 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $6.1 million; and (iii) $14.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first nine months of 2015, the $48.7 million of gross realized losses on sales of $416.7 million of fixed maturity securities, available for sale included: (i) $47.9 million related to various corporate securities (including $29.3 million

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

related to sales of investments in the energy sector); and (ii) $.8 million of losses related to the sales of asset-backed securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2015, we recognized $21.6 million of impairment losses recorded in earnings which included: (i) $7.4 million of writedowns on fixed maturities in the energy sector; (ii) $3.6 million of writedowns on commercial bank loans held by VIEs; (iii) $2.7 million of writedowns on other investments (primarily fixed maturities) due to issuer specific events; and (iv) a $7.9 million writedown of a legacy investment in a private company that was liquidated. We no longer have any exposure to legacy private companies related to investments acquired by our Predecessor. Factors considered in determining the writedowns of investments in the first nine months of 2015 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

During the first nine months of 2014, we recognized $14.7 million of impairment losses recorded in earnings which included: (i) a $3.9 million writedown of a commercial mortgage loan related to a property with expected occupancy challenges; and (ii) $10.8 million of impairments related to two legacy private company investments where earnings and cash flows had not met the expectations assumed in our previous valuations.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2015, other-than-temporary impairments included in accumulated other comprehensive income of $5.9 million (before taxes and related amortization) related to certain structured securities.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.0)	$(1.2)	$(1.0)	$(1.3)
Add: credit losses on other-than-temporary impairments not previously recognized	(2.0)	—	(2.0)	—
Less: credit losses on securities sold	.1	.1	.1	.2
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(2.9)	$(1.1)	$(2.9)	$(1.1)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$101.8	$(3.4)	$16.8	$(3.1)	$118.6	$(6.5)
Debt securities issued by foreign governments	16.5	(.2)	—	—	16.5	(.2)
Corporate securities	2,275.1	(175.7)	270.1	(65.5)	2,545.2	(241.2)
Asset-backed securities	352.0	(4.0)	63.0	(.9)	415.0	(4.9)
Collateralized debt obligations	86.8	(.6)	91.1	(.6)	177.9	(1.2)
Commercial mortgage-backed securities	287.0	(6.7)	8.9	—	295.9	(6.7)
Mortgage pass-through securities	—	—	.2	—	.2	—
Collateralized mortgage obligations	49.6	(.6)	38.0	(.4)	87.6	(1.0)
Total fixed maturities, available for sale	$3,168.8	$(191.2)	$488.1	$(70.5)	$3,656.9	$(261.7)
Equity securities	$123.5	$(4.1)	$2.4	$(.4)	$125.9	$(4.5)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) for basic and diluted earnings per share	$33.8	$117.4	$133.4	$(32.5)
Shares:
Weighted average shares outstanding for basic earnings per share	190,260	210,525	195,536	215,790
Effect of dilutive securities on weighted average shares (a):
Stock options, restricted stock and performance units	2,105	2,447	2,035	—
Warrants	—	2,486	—	—
Weighted average shares outstanding for diluted earnings per share	192,365	215,458	197,571	215,790
________

(a)
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

The net loss on the sale of CLIC, gain on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$5.2	$6.6	$17.0	$21.8
Health	311.6	319.4	940.5	970.4
Life	95.7	90.4	281.6	248.6
Net investment income (a)	196.3	231.2	648.0	703.2
Fee revenue and other income (a)	7.0	7.0	19.8	18.1
Total Bankers Life revenues	615.8	654.6	1,906.9	1,962.1
Washington National:
Insurance policy income:
Annuities	.7	.9	2.3	3.3
Health	155.0	147.1	459.9	444.8
Life	6.4	6.0	19.0	18.2
Net investment income (a)	58.4	65.2	187.1	206.0
Fee revenue and other income (a)	.3	.3	1.0	.7
Total Washington National revenues	220.8	219.5	669.3	673.0
Colonial Penn:
Insurance policy income:
Health	.7	.8	2.3	2.7
Life	65.3	60.9	194.6	181.2
Net investment income (a)	10.5	10.3	32.0	31.5
Fee revenue and other income (a)	.2	.2	.7	.7
Total Colonial Penn revenues	76.7	72.2	229.6	216.1
Corporate operations:
Net investment income	(6.1)	(1.0)	3.4	11.7
Fee and other income	2.1	1.9	6.2	4.6
Total corporate revenues	(4.0)	.9	9.6	16.3
Total revenues	909.3	947.2	2,815.4	2,867.5

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Expenses:
Bankers Life:
Insurance policy benefits	$386.1	$394.9	$1,202.1	$1,237.8
Amortization	44.1	47.1	143.4	140.7
Interest expense on investment borrowings	2.2	2.0	6.4	5.8
Other operating costs and expenses	103.6	98.8	306.6	294.4
Total Bankers Life expenses	536.0	542.8	1,658.5	1,678.7
Washington National:
Insurance policy benefits	129.8	129.5	408.8	394.1
Amortization	13.5	14.8	42.5	47.1
Interest expense on investment borrowings	.5	.4	1.4	1.3
Other operating costs and expenses	46.4	47.2	137.4	139.5
Total Washington National expenses	190.2	191.9	590.1	582.0
Colonial Penn:
Insurance policy benefits	45.7	41.1	142.1	129.0
Amortization	3.6	3.7	10.9	11.5
Other operating costs and expenses	26.8	27.0	77.7	77.6
Total Colonial Penn expenses	76.1	71.8	230.7	218.1
Corporate operations:
Interest expense on corporate debt	11.3	10.9	33.7	33.1
Interest expense on investment borrowings	.1	—	.2	—
Other operating costs and expenses	7.8	10.0	27.6	35.1
Total corporate expenses	19.2	20.9	61.5	68.2
Total expenses	821.5	827.4	2,540.8	2,547.0
Pre-tax operating earnings by segment:
Bankers Life	79.8	111.8	248.4	283.4
Washington National	30.6	27.6	79.2	91.0
Colonial Penn	.6	.4	(1.1)	(2.0)
Corporate operations	(23.2)	(20.0)	(51.9)	(51.9)
Pre-tax operating earnings	$87.8	$119.8	$274.6	$320.5
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment revenues	$909.3	$947.2	$2,815.4	$2,867.5
Net realized investment gains (losses)	(19.6)	4.0	(32.1)	37.0
Revenues related to certain non-strategic investments and earnings attributable to VIEs	9.8	8.3	39.0	21.9
Fee revenue related to transition and support services agreements	5.0	7.5	20.0	7.5
Revenues of CLIC prior to being sold	—	—	—	210.8
Consolidated revenues	904.5	967.0	2,842.3	3,144.7

Total segment expenses	821.5	827.4	2,540.8	2,547.0
Insurance policy benefits - fair value changes in embedded derivative liabilities	20.5	—	3.4	25.3
Amortization related to fair value changes in embedded derivative liabilities	(4.8)	.1	(.7)	(6.8)
Amortization related to net realized investment gains	(.6)	.1	(.5)	.6
Expenses related to certain non-strategic investments and expenses attributable to VIEs	10.1	10.9	32.6	30.7
Fair value changes related to agent deferred compensation plan	—	—	—	11.8
Loss on extinguishment or modification of debt	—	—	32.8	.6
Loss on sale of subsidiary, gain on reinsurance transactions and transition expenses	—	(32.1)	9.0	242.7
Expenses related to transition and support services agreements	5.4	6.2	17.5	6.2
Expenses of CLIC prior to being sold	—	—	—	187.4
Consolidated expenses	852.1	812.6	2,634.9	3,045.5
Income before tax	52.4	154.4	207.4	99.2
Income tax expense:
Tax expense on period income	18.6	53.8	74.0	133.1
Valuation allowance for deferred tax assets and other tax items	—	(16.8)	—	(1.4)
Net income (loss)	$33.8	$117.4	$133.4	$(32.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, none of which are designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2015	December 31, 2014
Assets:
Other invested assets:
Fixed index call options	$28.7	$107.2
Interest rate futures	(.5)	(.2)
Reinsurance receivables	(2.3)	2.0
Total assets	$25.9	$109.0
Liabilities:
Future policy benefits:
Fixed index products	$1,079.1	$1,081.5
Total liabilities	$1,079.1	$1,081.5

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.4 billion at September 30, 2015. Such amount did not fluctuate significantly during the first nine months of 2015 and 2014.

We utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $149 million in underlying investments held by the ceding reinsurer.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios:
Fixed index call options	$(34.2)	$5.6	$(42.2)	$42.3
Embedded derivative related to reinsurance contract	—	—	—	(1.4)
Total	(34.2)	5.6	(42.2)	40.9
Net realized gains (losses):
Interest rate futures	(1.6)	(.1)	(3.2)	(4.7)
Embedded derivative related to modified coinsurance agreement	—	—	(4.3)	—
Total	(1.6)	(.1)	(7.5)	(4.7)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(21.2)	.3	(3.7)	(26.5)
Total	$(57)	$5.8	$(53.4)	$9.7

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2015, all of our counterparties were rated "A-" or higher by Standard & Poor's Corporation ("S&P").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives and repurchase agreements with master netting arrangements or collateral as of September 30, 2015 and December 31, 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2015:
Fixed index call options	$28.7	$—	$28.7	$—	$—	$28.7
Interest rate futures	(.5)	1.0	.5	—	—	.5
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—
December 31, 2014:
Fixed index call options	107.2	—	107.2	—	—	107.2
Interest rate futures	(.2)	1.5	1.3	—	—	1.3
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—
_________________

(a)	As of September 30, 2015 and December 31, 2014, these agreements were collateralized by investment securities with a fair value of $25.4 million and $25.3 million, respectively.

REINSURANCE

The cost of reinsurance ceded totaled $33.1 million and $34.1 million in the third quarters of 2015 and 2014, respectively, and $100.3 million and $141.6 million in the first nine months of 2015 and 2014, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $37.3 million and $35.1 million in the third quarters of 2015 and 2014, respectively, and $130.5 million and $155.9 million in the first nine months of 2015 and 2014, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $9.6 million and $10.0 million in the third quarters of 2015 and 2014, respectively, and $29.4 million and $24.7 million in the first nine months of 2015 and 2014, respectively.  In the first quarter of 2014, premiums assumed included $6.8 million of premium adjustments on prescription drug plan ("PDP") business related to periods prior to the termination of a quota-share reinsurance agreement with Coventry Health Care ("Coventry") in August 2013. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

In the second quarter of 2014, we recaptured a block of interest-sensitive life business that was previously ceded under a modified coinsurance agreement. The recapture of this block resulted in a gain related to reinsurance transaction of $3.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that can not be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. Discrete items primarily include the loss on the sale of CLIC of $272.6 million in the nine months ended September 30, 2014. The components of income tax expense are as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Current tax expense	$3.5	$5.4	$9.7	$11.5
Deferred tax expense	17.2	48.4	66.2	121.6
Valuation allowance applicable to current year income	—	(3.0)	—	(3.0)
Income tax expense calculated based on estimated annual effective tax rate	20.7	50.8	75.9	130.1
Income tax expense on discrete items:
Tax expense related to the sale of CLIC	—	—	—	19.4
Valuation allowance reduction related to the increase in projected future taxable income	—	(12.6)	—	(12.6)
Other items	(2.1)	(1.2)	(1.9)	(5.2)
Total income tax expense	$18.6	$37.0	$74.0	$131.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2015	2014
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	—	(.7)
Non-taxable income and nondeductible benefits, net	(.2)	(.8)
State taxes	1.8	1.5
Estimated annual effective tax rate	36.6%	35.0%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net federal operating loss carryforwards	$967.1	$1,048.4
Net state operating loss carryforwards	14.6	15.2
Tax credits	52.2	47.2
Capital loss carryforwards	14.9	—
Investments	30.9	59.7
Insurance liabilities	602.2	585.9
Other	63.1	67.3
Gross deferred tax assets	1,745.0	1,823.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(307.0)	(320.5)
Accumulated other comprehensive income	(282.3)	(457.4)
Gross deferred tax liabilities	(589.3)	(777.9)
Net deferred tax assets before valuation allowance	1,155.7	1,045.8
Valuation allowance	(246.0)	(246.0)
Net deferred tax assets	909.7	799.8
Current income taxes accrued	(47.4)	(41.1)
Income tax assets, net	$862.3	$758.7

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

Based on our assessment, it appears more likely than not that $909.7 million of our net deferred tax assets of $1,155.7 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $246.0 million at September 30, 2015. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to remain flat for two years and then increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income is based on the level of recent normalized taxable income, which was approximately $335 million ($65 million of which relates to non-life taxable income and $270 million of which relates to life taxable income).

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.82 percent at September 30, 2015), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2015, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of September 30, 2015, we had $2.8 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the Internal Revenue Service ("IRS") ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") and other uncertain tax positions(dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$645.8	$1,959.7	$2,605.5
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	645.8	2,657.8	3,303.6
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$302.9	$2,460.4	$2,763.3

In addition, we had $42.5 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $14.6 million and $15.2 million at September 30, 2015 and December 31, 2014, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34.0 million at September 30, 2015.

We currently expect to utilize all of our remaining life NOLs in 2016, absent a favorable outcome on the classification of the loss on our investment in CSHI. After all of the life NOLs are utilized, we will begin making cash tax payments equal to the effective federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on only 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

Tax years 2004 and 2008 through 2014 are open to examination by the IRS.  The Company's various state income tax returns are generally open for tax years 2012 through 2014 based on the individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
4.500% Senior Notes due May 2020	$325.0	$—
5.250% Senior Notes due May 2025	500.0	—
New Revolving Credit Agreement (as defined below)	100.0	—
Previous Senior Secured Credit Agreement (as defined below)	—	522.1
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	—	275.0
Unamortized discount on Previous Senior Secured Credit Agreement	—	(2.7)
Direct corporate obligations	$925.0	$794.4
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

The 2020 Notes mature on May 30, 2020, and the 2025 Notes mature on May 30, 2025. Interest on the 2020 Notes is payable at 4.500% per annum. Interest on the 2025 Notes is payable at 5.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on May 30 and November 30 of each year, commencing on November 30, 2015.

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

The interest rates with respect to loans under the New Revolving Credit Agreement will be based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At September 30, 2015, the interest rate on the amounts outstanding under the New Revolving Credit Agreement was 2.22 percent. In addition, the daily average undrawn portion of the New Revolving Credit Agreement will accrue a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the New Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid. In addition, a fronting fee, in an amount equal to 0.125% per annum on the aggregate face amount of the outstanding letters of credit will be payable to the issuers of such letters of credit.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 20.4 percent at September 30, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 440 percent at September 30, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,660.6 million at September 30, 2015 compared to the minimum requirement of $2,676 million).

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

In the first nine months of 2015, we also made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

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

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2015 (dollars in millions):

Year ending September 30,
2016	$—
2017	—
2018	—
2019	100.0
2020	325.0
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2015, the carrying value of the FHLB common stock was $73.2 million.  As of September 30, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at September 30, 2015, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National, Bankers Life and Colonial Penn (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2015
$100.0	October 2016	Variable rate – 0.464%
50.0	November 2016	Variable rate – 0.604%
57.7	June 2017	Variable rate – 0.629%
50.0	August 2017	Variable rate – 0.521%
75.0	August 2017	Variable rate – 0.479%
100.0	October 2017	Variable rate – 0.719%
50.0	November 2017	Variable rate – 0.842%
50.0	January 2018	Variable rate – 0.636%
50.0	January 2018	Variable rate – 0.634%
50.0	February 2018	Variable rate – 0.621%
50.0	February 2018	Variable rate – 0.411%
22.0	February 2018	Variable rate – 0.655%
100.0	May 2018	Variable rate – 0.644%
50.0	July 2018	Variable rate – 0.764%
50.0	August 2018	Variable rate – 0.441%
50.0	January 2019	Variable rate – 0.709%
50.0	February 2019	Variable rate – 0.411%
100.0	March 2019	Variable rate – 0.687%
21.8	July 2019	Variable rate – 0.706%
50.0	May 2020	Variable rate – 0.727%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 0.951%
100.0	September 2020	Variable rate – 0.854%
50.0	September 2020	Variable rate – 0.854%
75.0	September 2020	Variable rate – 0.447%
28.2	August 2021	Fixed rate – 2.550%
26.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,523.3

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At September 30, 2015, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $2.6 million.

Interest expense of $7.8 million and $16.2 million in the first nine months of 2015 and 2014, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy as further discussed in the note to the consolidated financial statements entitled "Investments". These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at September 30, 2015 and mature prior to January 15, 2016.

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

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2014	203,324
Treasury stock purchased and retired	(17,765)
Stock options exercised	669
Restricted and performance stock vested	514	(a)
Balance, September 30, 2015	186,742
____________________

(a)
Such amount was reduced by 236 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first nine months of 2015, we repurchased 17.8 million shares of common stock for $311.2 million (including $5.0 million of repurchases settled in the fourth quarter of 2015) under our securities repurchase program. The Company had remaining repurchase authority of $109.7 million as of September 30, 2015.

In the first nine months of 2015, dividends declared on common stock totaled $39.0 million ($0.20 per common share). In May 2015, the Company increased its quarterly common stock dividend to $0.07 per share from $0.06 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $2.8 million and $4.0 million during the nine months ended September 30, 2015 and 2014, respectively.  Amounts amortized totaled $10.1 million and $13.0 million during the nine months ended September 30, 2015 and 2014, respectively.  The unamortized balance of deferred sales inducements was $60.1 million and $67.4 million at September 30, 2015 and December 31, 2014, respectively.  The balance of insurance liabilities for persistency bonus benefits was $1.0 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the guidance was updated and will now be effective for the Company on January 1, 2018 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

statements as previously reported under the current revenue standard. The Company is currently assessing the impact the guidance will have upon adoption.

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

In May 2015, the FASB issued authoritative guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the guidance retrospectively to all periods presented. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its disclosures upon adoption.

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

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$133.4	$(32.5)
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	213.3	218.2
Income taxes	70.7	128.9
Insurance liabilities	237.9	228.9
Accrual and amortization of investment income	(15.8)	(112.3)
Deferral of policy acquisition costs	(181.9)	(176.6)
Net realized investment (gains) losses	20.8	(39.8)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)
Net loss on sale of subsidiary, gain on reinsurance transactions and transition expenses	9.0	242.7
Loss on extinguishment or modification of debt	32.8	.6
Other	15.1	8.3
Net cash from operating activities	$535.3	$(123.9)	(a)
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On July 1, 2014, Bankers Life recaptured the life business written by Bankers Life that was reinsured by Wilton Re in 2009. The following summarizes the impact of the recapture (dollars in millions):

Investments	$139.4	(a) (b)
Cash	7.7
Present value of future profits and deferred acquisition costs	29.0	(b)
Reinsurance receivables	(155.9)	(b)
Other liabilities	5.9	(b)
Gain on reinsurance transaction (classified as "Loss on sale of subsidiary, gain on reinsurance transactions and transition expenses")	26.1
Income tax expense	9.2
Gain on reinsurance transaction (net of income taxes)	$16.9
___________________
(a)    Such amount has been reduced by a $28.0 million recapture fee.
(b)    Such non-cash amounts have been excluded from the consolidated statement of cash flows.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2015	2014
Stock options, restricted stock and performance units	$12.9	$11.6

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,488.1	$—	$1,488.1
Notes receivable of VIEs held by insurance subsidiaries	—	(168.7)	(168.7)
Cash and cash equivalents held by variable interest entities	106.9	—	106.9
Accrued investment income	3.2	—	3.2
Income tax assets, net	14.8	(1.4)	13.4
Other assets	17.8	(3.5)	14.3
Total assets	$1,630.8	$(173.6)	$1,457.2
Liabilities:
Other liabilities	$46.3	$(6.6)	$39.7
Borrowings related to variable interest entities	1,442.3	—	1,442.3
Notes payable of VIEs held by insurance subsidiaries	169.8	(169.8)	—
Total liabilities	$1,658.4	$(176.4)	$1,482.0

	December 31, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,367.1	$—	$1,367.1
Notes receivable of VIEs held by insurance subsidiaries	—	(153.3)	(153.3)
Cash and cash equivalents held by variable interest entities	68.3	—	68.3
Accrued investment income	3.2	—	3.2
Income tax assets, net	18.1	(2.9)	15.2
Other assets	14.2	(1.7)	12.5
Total assets	$1,470.9	$(157.9)	$1,313.0
Liabilities:
Other liabilities	$61.2	$(6.1)	$55.1
Borrowings related to variable interest entities	1,286.1	—	1,286.1
Notes payable of VIEs held by insurance subsidiaries	157.3	(157.3)	—
Total liabilities	$1,504.6	$(163.4)	$1,341.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2015, such loans had an amortized cost of $1,518.4 million; gross unrealized gains of $1.3 million; gross unrealized losses of $31.6 million; and an estimated fair value of $1,488.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.6	$12.6
Due after one year through five years	630.8	616.4
Due after five years through ten years	875.0	859.1
Total	$1,518.4	$1,488.1

During the first nine months of 2015, the VIEs recognized net realized investment losses of $4.3 million, which were comprised of $.7 million of net losses from the sales of fixed maturities, and $3.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2014, the VIEs recognized net realized investment losses of $2.2 million.

At September 30, 2015, there were no investments held by the VIEs that were in default.

During the first nine months of 2015, $47.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.1 million. During the first nine months of 2014, $38.7 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million.

There were eight investments sold at a loss during the first nine months of 2015, which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis for less than six months prior to the sale, which had an amortized cost and estimated fair value of $13.0 million and $12.3 million, respectively.

At September 30, 2015, the VIEs held:  (i) investments with a fair value of $816.9 million and gross unrealized losses of $9.4 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $339.5 million and gross unrealized losses of $22.2 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2015, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $67.0 million (classified as other invested assets).  At September 30, 2015, we had unfunded commitments to these partnerships of $64.4 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first nine months of 2015 and 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2015 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,051.5	$146.3	$13,197.8
United States Treasury securities and obligations of United States government corporations and agencies	—	162.9	—	162.9
States and political subdivisions	—	2,259.4	—	2,259.4
Debt securities issued by foreign governments	—	16.5	—	16.5
Asset-backed securities	—	1,459.6	40.0	1,499.6
Collateralized debt obligations	—	361.4	—	361.4
Commercial mortgage-backed securities	—	1,503.0	15.6	1,518.6
Mortgage pass-through securities	—	3.4	.1	3.5
Collateralized mortgage obligations	—	1,124.8	—	1,124.8
Total fixed maturities, available for sale	—	19,942.5	202.0	20,144.5
Equity securities - corporate securities	234.0	172.4	30.9	437.3
Trading securities:
Corporate securities	—	21.8	—	21.8
United States Treasury securities and obligations of United States government corporations and agencies	—	2.7	—	2.7
Asset-backed securities	—	21.7	—	21.7
Collateralized debt obligations	—	2.4	—	2.4
Commercial mortgage-backed securities	—	149.9	30.1	180.0
Collateralized mortgage obligations	—	25.7	—	25.7
Equity securities	3.2	—	—	3.2
Total trading securities	3.2	224.2	30.1	257.5
Investments held by variable interest entities - corporate securities	—	1,488.1	—	1,488.1
Other invested assets - derivatives	.6	28.7	—	29.3
Assets held in separate accounts	—	5.0	—	5.0
Total assets carried at fair value by category	$237.8	$21,860.9	$263.0	$22,361.7

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,079.1	$1,079.1

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2015
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,801.2	$1,801.2	$1,712.6
Policy loans	—	—	109.5	109.5	109.5
Other invested assets:
Company-owned life insurance	—	153.9	—	153.9	153.9
Alternative investment funds	—	101.0	—	101.0	101.0
Cash and cash equivalents:
Unrestricted	453.8	160.0	—	613.8	613.8
Held by variable interest entities	106.9	—	—	106.9	106.9
Liabilities:
Policyholder account balances	—	—	10,728.0	10,728.0	10,728.0
Investment borrowings	—	1,546.3	—	1,546.3	1,543.7
Borrowings related to variable interest entities	—	1,433.6	—	1,433.6	1,442.3
Notes payable – direct corporate obligations	—	941.9	—	941.9	925.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2015 (dollars in millions):

	September 30, 2015
	Beginning balance as of June 30, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2015	Amount of total gains (losses) for the three months ended September 30, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$133.7	$4.6	$—	$(3.8)	$11.8	$—	$146.3	$—
Asset-backed securities	53.3	10.4	—	.2	—	(23.9)	40.0	—
Commercial mortgage-backed securities	1.2	14.6	—	(.2)	—	—	15.6	—
Mortgage pass-through securities	.2	(.1)	—	—	—	—	.1	—
Total fixed maturities, available for sale	188.4	29.5	—	(3.8)	11.8	(23.9)	202.0	—
Equity securities - corporate securities	29.9	1.0	—	—	—	—	30.9	—
Trading securities - commercial mortgage-backed securities	39.9	—	—	(.6)	—	(9.2)	30.1	(.6)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,074.0)	16.1	(21.2)	—	—	—	(1,079.1)	(21.2)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$6.0	$(1.4)	$—	$—	$4.6
Asset-backed securities	11.0	(.6)	—	—	10.4
Commercial mortgage-backed securities	14.6	—	—	—	14.6
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	31.6	(2.1)	—	—	29.5
Equity securities - corporate securities	1.0	—	—	—	1.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(38.0)	39.0	—	15.1	16.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2015 (dollars in millions):

	September 30, 2015
	Beginning balance as of December 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2015	Amount of total gains (losses) for the nine months ended September 30, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$365.9	$(21.7)	$(2.2)	$(10.0)	$21.0	$(206.7)	$146.3	$—
States and political subdivisions	35.5	—	—	—	—	(35.5)	—	—
Asset-backed securities	59.2	10.0	—	(.6)	—	(28.6)	40.0	—
Commercial mortgage-backed securities	1.2	14.5	—	(.1)	—	—	15.6	—
Mortgage pass-through securities	.4	(.3)	—	—	—	—	.1	—
Total fixed maturities, available for sale	462.2	2.5	(2.2)	(10.7)	21.0	(270.8)	202.0	—
Equity securities - corporate securities	28.0	2.9	—	—	—	—	30.9	—
Trading securities - commercial mortgage-backed securities	28.6	—	—	1.5	—	—	30.1	1.5
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,081.5)	6.1	(3.7)	—	—	—	(1,079.1)	(3.7)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$6.1	$(27.8)	$—	$—	$(21.7)
Asset-backed securities	11.0	(1.0)	—	—	10.0
Commercial mortgage-backed securities	14.5	—	—	—	14.5
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	31.6	(29.1)	—	—	2.5
Equity securities - corporate securities	2.9	—	—	—	2.9
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(101.4)	61.4	(2.3)	48.4	6.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2014 (dollars in millions):

	September 30, 2014
	Beginning balance as of June 30, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2014	Amount of total gains (losses) for the three months ended September 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$389.8	$6.6	$—	$(.9)	$37.5	$(98.2)	$334.8	$—
States and political subdivisions	28.7	—	—	—	—	(28.7)	—	—
Asset-backed securities	52.7	(.1)	—	.2	9.5	—	62.3	—
Collateralized debt obligations	14.2	—	—	—	—	(14.2)	—	—
Commercial mortgage-backed securities	—	1.1	—	—	—	—	1.1	—
Mortgage pass-through securities	1.3	(.2)	—	—	—	—	1.1	—
Collateralized mortgage obligations	.1	—	—	—	—	—	.1	—
Total fixed maturities, available for sale	486.8	7.4	—	(.7)	47.0	(141.1)	399.4	—
Equity securities - corporate securities	26.2	.9	—	—	—	—	27.1	—
Trading securities:
Commercial mortgage-backed securities	—	—	—	(.4)	29.1	—	28.7	(.4)
Collateralized mortgage obligations	5.9	—	—	.1	—	—	6.0	.1
Total trading securities	5.9	—	—	(.3)	29.1	—	34.7	(.3)
Investments held by variable interest entities - corporate securities	—	3.0	—	(.1)	1.0	—	3.9	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(980.3)	(12.2)	.3	—	—	—	(992.2)	.3

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$15.7	$(9.1)	$—	$—	$6.6
Asset-backed securities	1.9	(2.0)	—	—	(.1)
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	18.7	(11.3)	—	—	7.4
Equity securities - corporate securities	.9	—	—	—	.9
Investments held by variable interest entities - corporate securities	3.0	—	—	—	3.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(29.2)	3.9	(.5)	13.6	(12.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2014 (dollars in millions):

	September 30, 2014
	Beginning balance as of December 31, 2013	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Assets of CLIC sold	Ending balance as of September 30, 2014	Amount of total gains (losses) for the nine months ended September 30, 2014 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$359.6	$44.9	$—	$11.6	$52.7	$(82.8)	$(51.2)	$334.8	$—
States and political subdivisions	—	—	—	.1	2.1	—	(2.2)	—	—
Asset-backed securities	42.2	8.9	—	4.0	16.9	—	(9.7)	62.3	—
Collateralized debt obligations	246.7	—	—	—	—	(246.7)	—	—	—
Commercial mortgage-backed securities	—	1.1	—	—	—	—	—	1.1	—
Mortgage pass-through securities	1.6	(.5)	—	—	—	—	—	1.1	—
Collateralized mortgage obligations	—	(.1)	—	—	.2	—	—	.1	—
Total fixed maturities, available for sale	650.1	54.3	—	15.7	71.9	(329.5)	(63.1)	399.4	—
Equity securities - corporate securities	24.5	2.6	—	—	—	—	—	27.1	—
Trading securities:
Commercial mortgage-backed securities	—	29.1	—	(.4)	—	—	—	28.7	(.4)
Collateralized mortgage obligations	—	—	—	.2	5.8	—	—	6.0	.2
Total trading securities	—	29.1	—	(.2)	5.8	—	—	34.7	(.2)
Investments held by variable interest entities - corporate securities	—	3.0	—	(.1)	1.0	—	—	3.9	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(903.7)	(62.0)	(26.5)	—	—	—	—	(992.2)	(26.5)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	(1.8)	1.8	—	—	—	—	—	—	—
Total liabilities	(905.5)	(60.2)	(26.5)	—	—	—	—	(992.2)	(26.5)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$47.7	$(2.8)	$—	$—	$44.9
Asset-backed securities	11.8	(2.9)	—	—	8.9
Commercial mortgage-backed securities	1.1	—	—	—	1.1
Mortgage pass-through securities	1.1	(1.6)	—	—	(.5)
Collateralized mortgage obligations	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	61.7	(7.4)	—	—	54.3
Equity securities - corporate securities	2.6	—	—	—	2.6
Trading securities - commercial mortgage-backed securities	29.1	—	—	—	29.1
Investments held by variable interest entities - corporate securities	3.0	—	—	—	3.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(86.9)	7.5	(25.1)	42.5	(62.0)
Other liabilities - embedded derivatives associated with modified coinsurance agreement	—	3.4	(1.6)	—	1.8
Total liabilities	(86.9)	10.9	(26.7)	42.5	(60.2)

At September 30, 2015, 53 percent of our Level 3 fixed maturities, available for sale, were investment grade and 72 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2015 (dollars in millions):

	Fair value at September 30, 2015	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$58.2	Discounted cash flow analysis	Discount margins	1.65% - 10.14% (4.88%)
Asset-backed securities (b)	29.5	Discounted cash flow analysis	Discount margins	2.40% - 4.45% (3.29%)
Equity security (c)	30.9	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	144.4	Unadjusted third-party price source	Not applicable	Not applicable
Total	263.0
Liabilities:
Future policy benefits (e)	1,079.1	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00% - 3.07% (1.64%)
			Surrender rates	1.98% - 47.88% (14.16%)
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

In this section, we review the consolidated financial condition of CNO at September 30, 2015, and its consolidated results of operations for the nine months ended September 30, 2015 and 2014, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2014 Annual Report on Form 10-K, as updated or supplemented by the information under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2015 and 2014 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
EBIT (a non-GAAP measure) (a):
Bankers Life	$79.8	$111.8	$248.4	$283.4
Washington National	30.6	27.6	79.2	91.0
Colonial Penn	.6	.4	(1.1)	(2.0)
EBIT from business segments	111.0	139.8	326.5	372.4
Corporate operations, excluding corporate interest expense	(11.9)	(9.1)	(18.2)	(18.8)
EBIT	99.1	130.7	308.3	353.6
Corporate interest expense	(11.3)	(10.9)	(33.7)	(33.1)
Operating earnings before taxes	87.8	119.8	274.6	320.5
Tax expense on operating income	31.0	43.2	96.9	112.7
Net operating income (a)	56.8	76.6	177.7	207.8
Earnings of CLIC prior to being sold (net of taxes)	—	—	—	15.2
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes) (b)	—	22.9	—	(272.6)
Net realized investment gains (losses) (net of related amortization and taxes)	(12.3)	2.6	(20.5)	23.7
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(10.2)	—	(1.7)	(12.0)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	—	—	(7.6)
Loss on extinguishment or modification of debt (net of taxes)	—	—	(21.3)	(.4)
Valuation allowance for deferred tax assets and other tax items (b)	—	16.8	—	20.8
Other	(.5)	(1.5)	(.8)	(7.4)
Net income (loss)	$33.8	$117.4	$133.4	$(32.5)
Per diluted share:
Net operating income	$.30	$.35	$.90	$.96
Earnings of CLIC prior to being sold (net of taxes)	—	—	—	.07
Net loss on sale of CLIC and gain on reinsurance transactions (including impact of taxes) (b)	—	.11	—	(1.26)
Net realized investment gains (losses) (net of related amortization and taxes)	(.07)	.01	(.10)	.11
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.05)	—	(.01)	(.06)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	—	—	(.03)
Loss on extinguishment or modification of debt (net of taxes)	—	—	(.11)	—
Valuation allowance for deferred tax assets and other tax items (b)	—	.08	—	.10
Other	—	(.01)	—	(.04)
Net income (loss)	$.18	$.54	$.68	$(.15)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$79.8	$111.8	$248.4	$283.4
Washington National	30.6	27.6	79.2	91.0
Colonial Penn	.6	.4	(1.1)	(2.0)
Corporate operations	(23.2)	(20.0)	(51.9)	(51.9)
	87.8	119.8	274.6	320.5
Gain on reinsurance transactions:
Bankers Life	—	26.1	—	26.1
Washington National	—	—	—	3.8
	—	26.1	—	29.9
Net realized investment gains (losses), net of related amortization:
Bankers Life	(14.3)	.8	(15.8)	4.2
Washington National	(.4)	3.6	(5.4)	33.9
Colonial Penn	(.9)	.6	(1.0)	1.0
Corporate operations	(3.4)	(1.1)	(9.4)	(2.7)
	(19.0)	3.9	(31.6)	36.4
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(15.4)	(.1)	(2.6)	(18.3)
Washington National	(.3)	—	(.1)	(.2)
	(15.7)	(.1)	(2.7)	(18.5)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	(.3)	(2.6)	6.4	(8.8)
Net revenue (expense) pursuant to transition and support services agreements:
Corporate operations	(.4)	1.3	2.5	1.3
Fair value changes related to agent deferred compensation plan:
Corporate operations	—	—	—	(11.8)
Transition expenses
Corporate operations	—	—	(9.0)	—
Loss on extinguishment or modification of debt:
Corporate operations	—	—	(32.8)	(.6)
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	—	—	—	23.4
Loss on sale of CLIC	—	6.0	—	(272.6)
	—	6.0	—	(249.2)
Income (loss) before income taxes:
Bankers Life	50.1	138.6	230.0	295.4
Washington National	29.9	31.2	73.7	128.5
Colonial Penn	(.3)	1.0	(2.1)	(1.0)
Corporate operations	(27.3)	(22.4)	(94.2)	(74.5)
Amount related to CLIC prior to being sold	—	6.0	—	(249.2)
Income before income taxes	$52.4	$154.4	$207.4	$99.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premium collections:
Annuities	$216.5	$181.5	$575.3	$572.8
Medicare supplement and other supplemental health	319.1	314.6	926.2	940.2
Life	113.1	113.9	335.3	309.4
Total collections	$648.7	$610.0	$1,836.8	$1,822.4
Average liabilities for insurance products:
Fixed index annuities	$4,112.5	$3,687.0	$4,029.4	$3,575.2
Fixed interest annuities	3,436.8	3,796.5	3,528.1	3,889.7
SPIAs and supplemental contracts:
Mortality based	187.9	202.8	191.0	204.1
Deposit based	153.9	148.3	153.3	148.8
Health:
Long-term care	4,823.4	4,788.5	4,948.7	4,679.7
Medicare supplement	325.1	324.2	329.9	331.0
Other health	47.7	47.9	47.4	47.2
Life:
Interest sensitive	652.3	576.4	634.2	554.0
Non-interest sensitive	952.3	870.4	931.7	745.5
Total average liabilities for insurance products, net of reinsurance ceded	$14,691.9	$14,442.0	$14,793.7	$14,175.2
Revenues:
Insurance policy income	$412.5	$416.4	$1,239.1	$1,240.8
Net investment income:
General account invested assets	227.4	225.9	687.5	666.2
Fixed index products	(31.1)	5.3	(39.5)	37.0
Fee revenue and other income	7.0	7.0	19.8	18.1
Total revenues	615.8	654.6	1,906.9	1,962.1
Expenses:
Insurance policy benefits	370.4	345.9	1,105.5	1,067.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	29.3	31.0	89.6	96.1
Cost of options to fund index credits, net of forfeitures	16.9	12.2	45.2	36.3
Market value changes credited to policyholders	(30.5)	5.8	(38.2)	37.8
Amortization related to operations	44.1	47.1	143.4	140.7
Interest expense on investment borrowings	2.2	2.0	6.4	5.8
Other operating costs and expenses	103.6	98.8	306.6	294.4
Total benefits and expenses	536.0	542.8	1,658.5	1,678.7
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	79.8	111.8	248.4	283.4
Gain on reinsurance transaction	—	26.1	—	26.1
Net realized investment gains (losses)	(14.9)	.8	(16.4)	4.3
Amortization related to net realized investment gains (losses)	.6	—	.6	(.1)
Net realized investment gains (losses), net of related amortization	(14.3)	.8	(15.8)	4.2
Insurance policy benefits - fair value changes in embedded derivative liabilities	(19.9)	(.2)	(3.3)	(24.5)
Amortization related to fair value changes in embedded derivative liabilities	4.5	.1	.7	6.2
Fair value changes in embedded derivative liabilities, net of related amortization	(15.4)	(.1)	(2.6)	(18.3)
Income before income taxes	$50.1	$138.6	$230.0	$295.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Health benefit ratios:
All health lines:
Insurance policy benefits	$305.7	$283.6	$906.7	$892.3
Benefit ratio (a)	98.1%	88.8%	96.4%	91.9%
Medicare supplement:
Insurance policy benefits	$137.9	$128.5	$400.4	$394.3
Benefit ratio (a)	71.5%	66.2%	69.2%	67.8%
Long-term care:
Insurance policy benefits	$167.8	$155.2	$506.3	$492.7
Benefit ratio (a)	141.1%	123.6%	139.9%	129.0%
Interest-adjusted benefit ratio (b)	83.8%	70.5%	83.8%	77.0%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $68.1 million and $66.6 million in the three months ended September 30, 2015 and 2014, respectively, and was $202.9 million and $198.6 million in the nine months ended September 30, 2015 and 2014, respectively.

Total premium collections were $648.7 million in the third quarter of 2015, up 6.3 percent from 2014 and were $1,836.8 million in the first nine months of 2015, up .8 percent from 2014. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.7 billion in the third quarter of 2015, up 1.7 percent from 2014 and were $14.8 billion in the first nine months of 2015, up 4.4 percent from 2014. Such average liabilities for long-term care products were increased by $86.0 million and $164.5 million in the third quarters of 2015 and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

2014, respectively, and $203.8 million and $82.9 million in the nine months ended September 30, 2015 and 2014, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income in the first nine months of 2014 included $6.8 million related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $227.4 million in the third quarter of 2015, up .7 percent from 2014, and was $687.5 million in the first nine months of 2015, up 3.2 percent from 2014. The increase in net investment income is due to higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods and prepayment income. Prepayment income was $5.3 million and $6.6 million in the third quarters of 2015 and 2014, respectively, and was $17.8 million and $11.0 million in the first nine months of 2015 and 2014, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(31.1) million and $5.3 million in the third quarters of 2015 and 2014, respectively, and was $(39.5) million and $37.0 million in the first nine months of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $7.0 million in both the third quarters of 2015 and 2014 and was $19.8 million and $18.1 million, in the first nine months of 2015 and 2014, respectively. These amounts include revenues earned under distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The increase reflects higher sales of third party products by Bankers agents.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 71.5 percent and 66.2 percent in the third quarters of 2015 and 2014, respectively, and 69.2 percent and 67.8 percent in the first nine months of 2015 and 2014, respectively. The benefit ratio in the third quarter of 2015 reflected $3.4 million of unfavorable reserve developments while the benefit ratio in the third quarter of 2014 was impacted by the favorable development of prior period claim reserves of approximately $2.5 million. We currently expect the benefit ratio on this Medicare supplement business to be in the 70 percent range during the fourth quarter of 2015.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 141.1 percent and 123.6 percent in the third quarters of 2015 and 2014, respectively, and was 139.9 percent and 129.0 percent in the first nine months of 2015 and 2014, respectively.  The interest-adjusted benefit ratio on this business was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

83.8 percent and 70.5 percent in the third quarters of 2015 and 2014, respectively, and was 83.8 percent and 77.0 percent in the first nine months of 2015 and 2014, respectively.  The increase in the interest-adjusted benefit ratio in the 2015 periods reflects the impacts of refinements initiated in the first quarter of 2015 used to determine the increase in our future loss reserves. The refinements were not a result of any adjustment to our total expectations of projected profits and losses on the long-term care block, and only impact the timing of the future loss reserve increases. The refinements had no impact on insurance liabilities determined in accordance with statutory accounting principles. The benefit ratio in the third quarter of 2014 reflects $11.0 million of favorable reserve developments, including $2.8 million of one-time catch-up reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner. The remaining $8.2 million of favorable developments primarily reflected reserve redundancies related to the initial claim estimates we made for first quarter 2014 incurred claims.

Our projections of estimated future profits on the long-term care block indicate that profits will be recognized in earlier years, followed by losses in later years. We recognize future loss reserves during the period the block is profitable to offset the losses in the future period. As a result of the projected future losses, the interest-adjusted benefit ratio will increase on this block as it ages and as new business becomes less of a component of the overall inforce. We estimate the future loss reserve based on our current best estimates of morbidity, persistency, premium rates, maintenance expense, commissions and investment yields, which estimates are generally updated annually. We increased the future loss reserve related to our long-term care blocks of business by $8.1 million and $5.6 million in the third quarters of 2015 and 2014, respectively, and $25.2 million and $16.4 million in the first nine months of 2015 and 2014, respectively. We currently expect the interest-adjusted benefit ratio on this long-term care business will be in the 84 percent range during the fourth quarter of 2015.

Insurance policy income and insurance policy benefits in the first nine months of 2014 included $6.8 million and $5.3 million, respectively, related to adjustments for the PDP quota-share reinsurance agreement that was terminated in August 2013. These amounts represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $29.3 million and $31.0 million in the third quarters of 2015 and 2014, respectively, and were $89.6 million and $96.1 million in the first nine months of 2015 and 2014, respectively. The weighted average crediting rate for these products was 2.8 percent in both the third quarters of 2015 and 2014, and was 2.8 percent in both the first nine months of 2015 and 2014. The average liabilities of the fixed interest annuity block were $3.5 billion and $3.9 billion in the first nine months of 2015 and 2014, respectively. The decrease in the liabilities related to these annuities reflects the low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $44.1 million and $47.1 million in the third quarters of 2015 and 2014, respectively, and was $143.4 million and $140.7 million in the first nine months of 2015 and 2014, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $103.6 million in the third quarter of 2015, up 4.9 percent from 2014, and were $306.6 million in the first nine months of 2015, up 4.1 percent from 2014. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Commission expense and agent manager benefits	$16.0	$14.2	$48.5	$42.3
Other operating expenses	87.6	84.6	258.1	252.1
Total	$103.6	$98.8	$306.6	$294.4

The increase in commission and agent manager benefits in the first nine months of 2015 reflects the larger in-force block and increased costs associated with the agent deferred compensation plan due to changes in underlying actuarial assumptions. The increase in other operating expenses in the 2015 periods primarily reflects investments being made to support future sales growth.

Gain on reinsurance transaction in the third quarter of 2014 resulted from the recapture of life insurance business written by Bankers Life that was reinsured by Wilton Re.

Net realized investment gains (losses) fluctuated each period. During the first nine months of 2015, we recognized $9.4 million of net losses from the sales of investments (primarily fixed maturities) and $7.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($9.3 million, prior to the $2.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During the first nine months of 2014, we recognized $6.3 million of net gains from the sales of investments (primarily fixed maturities) and $2.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.6) million and nil in the third quarters of 2015 and 2014, respectively, and $(.6) million and $.1 million in the first nine months of 2015 and 2014, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premium collections:
Supplemental health and other health	$139.0	$127.7	$408.9	$383.9
Medicare supplement	19.4	20.3	54.7	63.1
Life	6.7	6.3	20.6	19.2
Annuity	.4	.9	1.9	2.1
Total collections	$165.5	$155.2	$486.1	$468.3
Average liabilities for insurance products:
Fixed index annuities	$380.8	$417.4	$391.2	$425.8
Fixed interest annuities	116.6	128.6	121.0	131.4
SPIAs and supplemental contracts:
Mortality based	254.3	240.2	261.2	242.9
Deposit based	261.4	254.1	259.5	252.0
Separate Accounts	5.2	8.1	5.4	9.3
Health:
Supplemental health	2,508.2	2,428.8	2,480.7	2,369.9
Medicare supplement	29.6	34.1	31.3	35.6
Other health	14.9	16.0	15.0	14.7
Life:
Interest sensitive	151.2	156.5	152.3	160.9
Non-interest sensitive	184.9	191.2	186.6	192.7
Total average liabilities for insurance products, net of reinsurance ceded	$3,907.1	$3,875.0	$3,904.2	$3,835.2
Revenues:
Insurance policy income	$162.1	$154.0	$481.2	$466.3
Net investment income:
General account invested assets	63.7	64.8	191.6	200.6
Fixed index products	(3.2)	.3	(2.8)	4.0
Trading account income related to reinsurer accounts	—	—	—	1.4
Change in value of embedded derivatives related to modified coinsurance agreements	—	—	—	(1.4)
Trading account income related to policyholder accounts	(2.1)	.1	(1.7)	1.4
Fee revenue and other income	.3	.3	1.0	.7
Total revenues	220.8	219.5	669.3	673.0
Expenses:
Insurance policy benefits	130.2	124.1	398.1	373.4
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.6	3.6	11.0	11.0
Cost of options to fund index credits, net of forfeitures	1.5	1.3	4.5	4.2
Market value changes credited to policyholders	(5.5)	.5	(4.8)	5.5
Amortization related to operations	13.5	14.8	42.5	47.1
Interest expense on investment borrowings	.5	.4	1.4	1.3
Other operating costs and expenses	46.4	47.2	137.4	139.5
Total benefits and expenses	190.2	191.9	590.1	582.0
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	30.6	27.6	79.2	91.0
Gain on reinsurance transaction	—	—	—	3.8
Net realized investment gains (losses)	(.4)	3.7	(5.3)	34.4
Amortization related to net realized investment gains (losses)	—	(.1)	(.1)	(.5)
Net realized investment gains (losses), net of related amortization	(.4)	3.6	(5.4)	33.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.6)	.2	(.1)	(.8)
Amortization related to fair value changes in embedded derivative liabilities	.3	(.2)	—	.6
Fair value changes in embedded derivative liabilities, net of related amortization	(.3)	—	(.1)	(.2)
Income before income taxes	$29.9	$31.2	$73.7	$128.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$12.7	$14.0	$36.8	$42.4
Benefit ratio (a)	68.7%	65.8%	65.5%	63.8%
Supplemental health and other:
Insurance policy benefits	$111.6	$103.1	$342.4	$304.2
Benefit ratio (a)	81.7%	81.9%	84.8%	80.4%
Interest-adjusted benefit ratio (b)	57.4%	56.0%	60.3%	54.6%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $33.2 million and $32.5 million in the three months ended September 30, 2015 and 2014, respectively, and was $99.1 million and $97.5 million in the nine months ended September 30, 2015 and 2014, respectively.

Total premium collections were $165.5 million in the third quarter of 2015, up 6.6 percent from 2014, and were $486.1 million in the first nine months of 2015, up 3.8 percent from 2014, driven by sales and higher persistency of the segment's supplemental health block. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the third quarter of 2015, up .8 percent from 2014, and were $3.9 billion in the first nine months of 2015, up 1.8 percent from 2014, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) was $63.7 million in the third quarter of 2015, down 1.7 percent from 2014, and was $191.6 million in the first nine months of 2015, down 4.5 percent from 2014. As a result of the sale of CLIC, investment income decreased by approximately $3 million in the nine months ended September 30, 2015, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Subsequent to the sale of CLIC, such business is ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block are held by CLIC.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $(3.2) million and $.3 million in the third quarters of 2015 and 2014, respectively, and was $(2.8) million and $4.0 million in the first nine months of 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $5.8 million and $7.3 million in the third quarters of 2015 and 2014, respectively, and were $19.4 million and $24.1 million in the first nine months of 2015 and 2014, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $24.9 million and $22.8 million in the third quarters of 2015 and 2014, respectively, and were $61.3 million and $74.2 million in the first nine months of 2015 and 2014, respectively. The interest-adjusted benefit ratio on this supplemental health business was 57.4 percent and 56.0 percent in the third quarters of 2015 and 2014, respectively, and was 60.3 percent and 54.6 percent in the first nine months of 2015 and 2014, respectively. In the nine months ended September 30, 2015, the insurance margin on these products was reduced by approximately $12 million due to the unfavorable development of prior period incurred claim estimates as further discussed below. After adjusting for this item, the interest-adjusted benefit ratio was 57.3 percent in the nine months ended September 30, 2015. In the third quarter of 2014, the insurance margin on supplemental health products was reduced by $2.5 million related to one-time catch-up premium refunds due to the use of a new process to identify changes in the status of insureds in a more timely manner.

The unfavorable reserve developments recognized in the first nine months of 2015 were primarily based on the completion of an in-depth review of recent claim trends in the block, including the impact of newer cancer treatments on claims. In recent quarters, we have observed and disclosed increases in insurance policy benefits for our supplemental health products. As these developments emerged, we initiated an in-depth claim review. The review revealed some recent claim trends on certain blocks of supplemental health business that warranted additional analysis. The additional analysis revealed longer and higher treatment patterns for cancer claims than previously recognized in our claim reserving process. An example of changes in cancer treatment we noticed is an increase in the use of expensive oral drugs rather than intravenous chemotherapy. We have also observed an increase in the length of time claimants remain on a treatment regimen. Claim reserves for supplemental health business are developed using data that extends over a time period that is sufficient in an effort to produce credible averages and avoid over-reacting to normal ranges of claim volatility. In order to recognize the new claim patterns, we have shortened the averaging period. We believe this approach fully recognizes the new emerging treatment patterns. We currently expect this block's interest-adjusted benefit ratio to be in the 58 percent range during the fourth quarter of 2015.

Amounts added to policyholder account balances - cost of interest credited to policyholders in the 2015 periods were comparable to the same periods in 2014.

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

Other operating costs and expenses were $46.4 million and $47.2 million in the third quarters of 2015 and 2014, respectively, and were $137.4 million and $139.5 million in the first nine months of 2015 and 2014, respectively. Other operating costs and expenses include commission expense of $16.3 million and $16.0 million in the third quarters of 2015 and 2014, respectively, and $50.9 million and $48.1 million in the first nine months of 2015 and 2014, respectively. The increase in commission expense is consistent with the growth in the supplemental health block. Excluding commission expenses, expenses were down 5.4 percent in the first nine months of 2015 as compared to 2014.

Gain on reinsurance transaction of $3.8 million related to the recapture of a modified coinsurance agreement in the second quarter of 2014.

Net realized investment gains (losses) fluctuate each period. During the first nine months of 2015, we recognized $1.7 million of net gains from the sales of investments; the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and $2.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.1 million, prior to the $.4 million of impairment losses recognized in accumulated other comprehensive income (loss)). During the first nine months of 2014, we recognized $36.3 million of net gains from the sales of investments (primarily fixed maturities) and $1.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.1 million and $.5 million in the first nine months of 2015 and 2014, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premium collections:
Life	$66.0	$61.1	$194.7	$181.2
Supplemental health	.7	.8	2.2	2.6
Total collections	$66.7	$61.9	$196.9	$183.8
Average liabilities for insurance products:
SPIAs - mortality based	$71.7	$68.3	$74.0	$68.8
Health:
Medicare supplement	7.2	8.1	7.9	8.4
Other health	4.4	4.5	4.5	4.5
Life:
Interest sensitive	16.4	17.1	16.5	17.1
Non-interest sensitive	673.5	651.1	667.5	647.9
Total average liabilities for insurance products, net of reinsurance ceded	$773.2	$749.1	$770.4	$746.7
Revenues:
Insurance policy income	$66.0	$61.7	$196.9	$183.9
Net investment income on general account invested assets	10.5	10.3	32.0	31.5
Fee revenue and other income	.2	.2	.7	.7
Total revenues	76.7	72.2	229.6	216.1
Expenses:
Insurance policy benefits	45.5	40.9	141.6	128.5
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.5	.5
Amortization related to operations	3.6	3.7	10.9	11.5
Other operating costs and expenses	26.8	27.0	77.7	77.6
Total benefits and expenses	76.1	71.8	230.7	218.1
Income (loss) before net realized investment gains (losses) and income taxes	.6	.4	(1.1)	(2.0)
Net realized investment gains (losses)	(.9)	.6	(1.0)	1.0
Income (loss) before income taxes	$(.3)	$1.0	$(2.1)	$(1.0)

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

Total premium collections were $66.7 million in the third quarter of 2015, up 7.8 percent from 2014, and were $196.9 million in the first nine months of 2015, up 7.1 percent from 2014. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Such expenses in the 2015 periods were comparable to the corresponding periods in 2014. Although marketing expenses increased by approximately $5 million in the first nine months of 2015, we have slightly shifted our mix of marketing activities which resulted in a modest increase in the deferral of acquisition costs. We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuated each period. During the first nine months of 2015, we recognized $.6 million of net losses from the sales of investments (primarily fixed maturities) and $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to the $.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During the first nine months of 2014, we recognized $1.0 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Corporate operations:
Interest expense on corporate debt	$(11.3)	$(10.9)	$(33.7)	$(33.1)
Net investment income (loss):
General investment portfolio	1.6	2.2	4.8	5.7
Other special-purpose portfolios:
COLI	(9.2)	(5.0)	(8.9)	(.9)
Investments held in a rabbi trust	(.8)	(.3)	(.6)	.1
Investments in certain hedge funds	—	(.4)	—	(1.1)
Other trading account activities	2.3	2.5	8.1	7.9
Fee revenue and other income	2.1	1.9	6.2	4.6
Interest expense on investment borrowings	(.1)	—	(.2)	—
Other operating costs and expenses	(7.8)	(10.0)	(27.6)	(35.1)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, loss on extinguishment or modification of debt and income taxes	(23.2)	(20.0)	(51.9)	(51.9)
Net realized investment gains (losses)	(3.4)	(1.1)	(9.4)	(2.7)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(.3)	(2.6)	6.4	(8.8)
Transition expenses	—	—	(9.0)	—
Net revenue (expense) pursuant to transition and support services agreements	(.4)	1.3	2.5	1.3
Fair value changes related to agent deferred compensation plan	—	—	—	(11.8)
Loss on extinguishment or modification of debt	—	—	(32.8)	(.6)
Loss before income taxes	$(27.3)	$(22.4)	$(94.2)	$(74.5)

Interest expense on corporate debt was slightly higher in the 2015 periods. Our average corporate debt outstanding was $878.2 million and $845.4 million in the first nine months of 2015 and 2014, respectively. The average interest rate on our debt was 4.7 percent and 4.5 percent in the first nine months of 2015 and 2014, respectively. Average corporate debt outstanding and the average interest rate were impacted by the timing and amount of debt repayments in the 2015 and 2014 periods including the debt refinancing transactions (discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations") along with the mix of interest rates on the related outstanding borrowings. The 2015 periods also reflect lower amortization of discount and issuance costs primarily due to the extended maturity profile of the debt incurred in our debt refinancing transactions.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  The negative return on COLI in the three months ended September 30, 2015 reflects the impact of the current market conditions on the value of equity investments backing the COLI. Equity investments comprise approximately 60 percent of the $154 million value of these investments at September 30, 2015. COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $1.1 million in the second quarter of 2015 and $1.7 million in the first quarter of 2014 related to the COLI. The corporate segment sold all of its investments in hedge funds in the fourth quarter of 2014.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Such amounts in the first nine months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment gains (losses) often fluctuate each period. During the first nine months of 2015, net realized investment losses in this segment included: (i) $2.1 million of net gains from the sales of investments (including $.7 million of losses recognized by the VIEs and $2.8 million of net gains on other investment sales); (ii) a $7.9 million writedown of a legacy investment in a private company that was liquidated; and (iii) $3.6 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. We no longer have any investment exposure to legacy private company investments. During the first nine months of 2014, we recognized $8.1 million of net gains from the sales of investments (of which $2.2 million were net losses recognized by VIEs) and $10.8 million of writedowns of legacy investments in private companies (none of which were recognized by VIEs) due to other-than-temporary declines in value.

Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. This amount included an $11.3 million gain in the first nine months of 2015 on the dissolution of a VIE. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations. Transition expenses were $9.0 million in the nine months ended September 30, 2015 (none of which was recognized in the third quarter of 2015). We do not expect to recognize any additional one-time expenses associated with the agreement.

Net revenue (expense) pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Reassurance Company and the overhead costs incurred to provide such services under the agreements subsequent to the sale of CLIC.

Loss on extinguishment or modification of debt in the first nine months of 2015 of $32.8 million consisted of: (i) $15.0 million related to the write-off of unamortized discount and issuance costs due to the repayment of our Previous Senior Secured Credit Agreement and 6.375% Notes; and (ii) a make-whole redemption premium of $17.8 million due to the repayment of the 6.375% Notes. The loss on extinguishment or modification of debt in the first nine months of 2014 of $.6 million resulted from: (i) expenses related to the amendment of the Previous Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts related to CLIC prior to being sold (dollars in millions)

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2014
Premium collections:
Annuities	$—	$.2
Life	—	71.0
Total collections	$—	$71.2
Revenues:
Insurance policy income	$—	$106.0
Net investment income:
General account invested assets	—	100.7
Fixed index products	—	1.3
Total revenues	—	208.0
Expenses:
Insurance policy benefits	—	115.8
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	—	43.2
Cost of options to fund index credits, net of forfeitures	—	.8
Market value changes credited to policyholders	—	.9
Amortization related to operations	—	4.3
Interest expense on investment borrowings	—	9.1
Other operating costs and expenses	—	13.3
Total benefits and expenses	—	187.4
Income before net realized investment gains, loss on sale of CLIC and income taxes	—	20.6
Net realized investment gains	—	2.8
Earnings of CLIC prior to being sold	—	23.4
Loss on sale of CLIC	6.0	(272.6)
Loss before income taxes	$6.0	$(249.2)

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three and nine months ended September 30, 2015 and 2014:

Business segments - total (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$553.1	$541.5	$1,652.6	$1,618.0
Net investment income and other	266.5	305.7	867.6	933.5
Total revenues	819.6	847.2	2,520.2	2,551.5
Benefits and expenses:
Insurance policy benefits	509.0	507.3	1,591.1	1,582.7
Amortization	55.1	58.8	177.9	179.0
Other expenses	94.4	90.3	268.9	260.2
Total benefits and expenses	658.5	656.4	2,037.9	2,021.9
EBIT from In-Force Business	$161.1	$190.8	$482.3	$529.6

EBIT from New Business
Revenues:
Insurance policy income	$87.5	$90.6	$264.6	$273.0
Net investment income and other	6.2	8.5	21.0	26.7
Total revenues	93.7	99.1	285.6	299.7
Benefits and expenses:
Insurance policy benefits	52.6	58.2	161.9	178.2
Amortization	6.1	6.8	18.9	20.3
Other expenses	85.1	85.1	260.6	258.4
Total benefits and expenses	143.8	150.1	441.4	456.9
EBIT from New Business	$(50.1)	$(51.0)	$(155.8)	$(157.2)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$640.6	$632.1	$1,917.2	$1,891.0
Net investment income and other	272.7	314.2	888.6	960.2
Total revenues	913.3	946.3	2,805.8	2,851.2
Benefits and expenses:
Insurance policy benefits	561.6	565.5	1,753.0	1,760.9
Amortization	61.2	65.6	196.8	199.3
Other expenses	179.5	175.4	529.5	518.6
Total benefits and expenses	802.3	806.5	2,479.3	2,478.8
EBIT from In-Force and New Business	$111.0	$139.8	$326.5	$372.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$358.0	$355.8	$1,072.3	$1,056.2
Net investment income and other	197.1	229.7	646.8	694.6
Total revenues	555.1	585.5	1,719.1	1,750.8
Benefits and expenses:
Insurance policy benefits	349.4	351.1	1,087.3	1,101.9
Amortization	39.5	41.6	128.9	124.1
Other expenses	52.7	47.0	145.6	132.3
Total benefits and expenses	441.6	439.7	1,361.8	1,358.3
EBIT from In-Force Business	$113.5	$145.8	$357.3	$392.5

EBIT from New Business
Revenues:
Insurance policy income	$54.5	$60.6	$166.8	$184.6
Net investment income and other	6.2	8.5	21.0	26.7
Total revenues	60.7	69.1	187.8	211.3
Benefits and expenses:
Insurance policy benefits	36.7	43.8	114.8	135.9
Amortization	4.6	5.5	14.5	16.6
Other expenses	53.1	53.8	167.4	167.9
Total benefits and expenses	94.4	103.1	296.7	320.4
EBIT from New Business	$(33.7)	$(34.0)	$(108.9)	$(109.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$412.5	$416.4	$1,239.1	$1,240.8
Net investment income and other	203.3	238.2	667.8	721.3
Total revenues	615.8	654.6	1,906.9	1,962.1
Benefits and expenses:
Insurance policy benefits	386.1	394.9	1,202.1	1,237.8
Amortization	44.1	47.1	143.4	140.7
Other expenses	105.8	100.8	313.0	300.2
Total benefits and expenses	536.0	542.8	1,658.5	1,678.7
EBIT from In-Force and New Business	$79.8	$111.8	$248.4	$283.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$142.1	$135.5	$421.8	$412.1
Net investment income and other	58.7	65.5	188.1	206.7
Total revenues	200.8	201.0	609.9	618.8
Benefits and expenses:
Insurance policy benefits	121.4	121.7	383.8	371.4
Amortization	12.2	13.6	38.7	43.7
Other expenses	34.5	35.6	101.2	104.9
Total benefits and expenses	168.1	170.9	523.7	520.0
EBIT from In-Force Business	$32.7	$30.1	$86.2	$98.8

EBIT from New Business
Revenues:
Insurance policy income	$20.0	$18.5	$59.4	$54.2
Net investment income and other	—	—	—	—
Total revenues	20.0	18.5	59.4	54.2
Benefits and expenses:
Insurance policy benefits	8.4	7.8	25.0	22.7
Amortization	1.3	1.2	3.8	3.4
Other expenses	12.4	12.0	37.6	35.9
Total benefits and expenses	22.1	21.0	66.4	62.0
EBIT from New Business	$(2.1)	$(2.5)	$(7.0)	$(7.8)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$162.1	$154.0	$481.2	$466.3
Net investment income and other	58.7	65.5	188.1	206.7
Total revenues	220.8	219.5	669.3	673.0
Benefits and expenses:
Insurance policy benefits	129.8	129.5	408.8	394.1
Amortization	13.5	14.8	42.5	47.1
Other expenses	46.9	47.6	138.8	140.8
Total benefits and expenses	190.2	191.9	590.1	582.0
EBIT from In-Force and New Business	$30.6	$27.6	$79.2	$91.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
EBIT from In-Force Business
Revenues:
Insurance policy income	$53.0	$50.2	$158.5	$149.7
Net investment income and other	10.7	10.5	32.7	32.2
Total revenues	63.7	60.7	191.2	181.9
Benefits and expenses:
Insurance policy benefits	38.2	34.5	120.0	109.4
Amortization	3.4	3.6	10.3	11.2
Other expenses	7.2	7.7	22.1	23.0
Total benefits and expenses	48.8	45.8	152.4	143.6
EBIT from In-Force Business	$14.9	$14.9	$38.8	$38.3

EBIT from New Business
Revenues:
Insurance policy income	$13.0	$11.5	$38.4	$34.2
Net investment income and other	—	—	—	—
Total revenues	13.0	11.5	38.4	34.2
Benefits and expenses:
Insurance policy benefits	7.5	6.6	22.1	19.6
Amortization	.2	.1	.6	.3
Other expenses	19.6	19.3	55.6	54.6
Total benefits and expenses	27.3	26.0	78.3	74.5
EBIT from New Business	$(14.3)	$(14.5)	$(39.9)	$(40.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$66.0	$61.7	$196.9	$183.9
Net investment income and other	10.7	10.5	32.7	32.2
Total revenues	76.7	72.2	229.6	216.1
Benefits and expenses:
Insurance policy benefits	45.7	41.1	142.1	129.0
Amortization	3.6	3.7	10.9	11.5
Other expenses	26.8	27.0	77.7	77.6
Total benefits and expenses	76.1	71.8	230.7	218.1
EBIT from In-Force and New Business	$.6	$.4	$(1.1)	$(2.0)

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment (as summarized on page 80) decreased in the 2015 periods, consistent with the explanations in the segment's results of operations section, including the impacts of: (i) favorable claim developments in the 2014 periods which have not reoccurred in the 2015 periods; (ii) lower investment income in the 2015 periods reflecting lower yields and lower prepayment income; and (iii) higher expenses reflecting investments being made to support future sales growth and expense reductions.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The EBIT from in-force business in the Washington National segment (as summarized on page 81) was lower in the first nine months of 2015 primarily due to the unfavorable reserve developments in the supplemental health block related to claims incurred in prior periods.

The EBIT from in-force business in the Colonial Penn segment (as summarized on page 82) in the 2015 periods was comparable to the same periods in 2014, reflecting growth in the block offset by favorable claim experience in the prior year. The EBIT from new business in the Colonial Penn segment in the 2015 periods reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company ("A.M. Best"), S&P, Fitch Ratings ("Fitch") and Moody's Investor Services, Inc. ("Moody's") are "A-", "BBB+", "BBB+" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premiums collected by product:
Annuities:
Fixed index (first-year)	$192.2	$152.2	$508.8	$466.1
Other fixed interest (first-year)	23.0	27.3	61.6	100.9
Other fixed interest (renewal)	1.3	2.0	4.9	5.8
Subtotal - other fixed interest annuities	24.3	29.3	66.5	106.7
Total annuities	216.5	181.5	575.3	572.8
Health:
Medicare supplement (first-year)	20.3	21.9	59.7	65.4
Medicare supplement (renewal)	169.9	162.6	487.1	476.3
Subtotal - Medicare supplement	190.2	184.5	546.8	541.7
Long-term care (first-year)	4.4	4.0	12.4	12.6
Long-term care (renewal)	117.6	120.0	347.3	361.3
Subtotal - long-term care	122.0	124.0	359.7	373.9
PDP (renewal)	—	—	—	6.8
Supplemental health (first-year)	1.6	1.7	4.7	5.8
Supplemental health (renewal)	3.5	2.4	9.6	5.9
Subtotal – supplemental health	5.1	4.1	14.3	11.7
Other health (first-year)	—	.2	.1	.6
Other health (renewal)	1.8	1.8	5.3	5.5
Subtotal - other health	1.8	2.0	5.4	6.1
Total health	319.1	314.6	926.2	940.2
Life insurance:
First-year	36.2	40.9	109.4	118.3
Renewal	76.9	73.0	225.9	191.1
Total life insurance	113.1	113.9	335.3	309.4
Collections on insurance products:
Total first-year premium collections on insurance products	277.7	248.2	756.7	769.7
Total renewal premium collections on insurance products	371.0	361.8	1,080.1	1,052.7
Total collections on insurance products	$648.7	$610.0	$1,836.8	$1,822.4

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 19 percent, to $216.5 million, in the third quarter of 2015, and .4 percent, to $575.3 million, in the first nine months of 2015, as compared to the same periods in 2014. The increase in premium collections in the third quarter of 2015 is consistent with our marketing efforts to increase fixed index annuity sales. Premium collections from Bankers Life's other fixed interest annuity products have decreased in recent periods as low new money rates negatively impacted our sales and the overall sales in the fixed rate annuity market.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, long-term care, PDP contracts and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 3.1 percent, to $190.2 million, in the third quarter of 2015, and .9 percent, to $546.8 million, in the first nine months of 2015, as compared to the same periods in 2014. These increases reflect the growth in the block due to additional sales and customer retention.

Premiums collected on Bankers Life's long-term care policies decreased 1.6 percent, to $122.0 million, in the third quarter of 2015, and 3.8 percent, to $359.7 million, in the first nine months of 2015, as compared to the same periods in 2014, reflecting the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

The premiums collected on PDP business in the first nine months of 2014 represent adjustments to premiums on such business related to periods prior to the termination of a quota-share reinsurance agreement in 2013.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment decreased .7 percent, to $113.1 million, in the third quarter of 2015, and increased 8.4 percent, to $335.3 million, in the first nine months of 2015, as compared to the same periods in 2014, reflecting higher persistency; partially offset by lower first-year premiums including reduced sales of single premium life products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premiums collected by product:
Health:
Medicare supplement (renewal)	$19.4	$20.3	$54.7	$63.1
Supplemental health (first-year)	19.1	18.5	56.4	53.7
Supplemental health (renewal)	119.5	108.6	351.0	328.4
Subtotal – supplemental health	138.6	127.1	407.4	382.1
Other health (first-year)	—	—	.1	.1
Other health (renewal)	.4	.6	1.4	1.7
Subtotal - other health	.4	.6	1.5	1.8
Total health	158.4	148.0	463.6	447.0
Life insurance:
First-year	1.1	.9	3.6	3.5
Renewal	5.6	5.4	17.0	15.7
Total life insurance	6.7	6.3	20.6	19.2
Annuities:
Fixed index (first-year)	—	.1	.1	.2
Fixed index (renewal)	.2	.7	1.3	1.5
Subtotal - fixed index annuities	.2	.8	1.4	1.7
Other fixed interest (renewal)	.2	.1	.5	.4
Total annuities	.4	.9	1.9	2.1
Collections on insurance products:
Total first-year premium collections on insurance products	20.2	19.5	60.2	57.5
Total renewal premium collections on insurance products	145.3	135.7	425.9	410.8
Total collections on insurance products	$165.5	$155.2	$486.1	$468.3

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

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 9.0 percent, to $138.6 million, in the third quarter of 2015, and 6.6 percent, to $407.4 million, in the first nine months of 2015, as compared to the same periods in 2014. Such increase is due to new sales in recent periods and steady persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 8.7 percent, to $145.7 million, in the third quarter of 2015, and 6.5 percent, to $429.5 million, in the first nine months of 2015, as compared to the same periods in 2014, driven by strong sales and persistency.

Life products in the Washington National segment are primarily traditional life products. Life premiums collected increased 6.3 percent, to $6.7 million, in the third quarter of 2015, and 7.3 percent, to $20.6 million, in the first nine months of 2015, as compared to the same periods in 2014 due to steady persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Premiums collected by product:
Life insurance:
First-year	$13.2	$11.6	$38.6	$34.2
Renewal	52.8	49.5	156.1	147.0
Total life insurance	66.0	61.1	194.7	181.2
Health (all renewal):
Medicare supplement	.6	.8	2.0	2.4
Other health	.1	—	.2	.2
Total health	.7	.8	2.2	2.6
Collections on insurance products:
Total first-year premium collections on insurance products	13.2	11.6	38.6	34.2
Total renewal premium collections on insurance products	53.5	50.3	158.3	149.6
Total collections on insurance products	$66.7	$61.9	$196.9	$183.8

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 8.0 percent, to $66.0 million, in the third quarter of 2015, and 7.5 percent, to $194.7 million, in the first nine months of 2015, as compared to the same periods in 2014. Graded benefit life products sold through our direct response marketing channel accounted for $65.2 million and $60.5 million of our total collected premiums in the third quarters of 2015 and 2014, respectively, and $192.7 million and $179.5 million in the first nine months of 2015 and 2014, respectively. Premiums collected reflect strong sales in the 2015 periods due to the positive impact from marketing and telesales productivity initiatives, increased lead generation investments and recovery from a weak first quarter of 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2015 and December 31, 2014 was as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Total capital:
Corporate notes payable	$925.0	$794.4
Shareholders’ equity:
Common stock	1.9	2.0
Additional paid-in capital	3,435.8	3,732.4
Accumulated other comprehensive income	510.4	825.3
Retained earnings	222.9	128.5
Total shareholders’ equity	4,171.0	4,688.2
Total capital	$5,096.0	$5,482.6

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2015 and as of and for the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Book value per common share	$22.34	$23.06
Book value per common share, excluding accumulated other comprehensive income (a)	19.60	19.00
Ratio of earnings to fixed charges	2.19X	1.62X
Debt to total capital ratios:
Corporate debt to total capital	18.2%	14.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	20.2%	17.1%
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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2015, the carrying value of the FHLB common stock was $73.2 million.  As of September 30, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at September 30, 2015, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by Washington National, Bankers Life and Colonial Penn (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2015
$100.0	October 2016	Variable rate – 0.464%
50.0	November 2016	Variable rate – 0.604%
57.7	June 2017	Variable rate – 0.629%
50.0	August 2017	Variable rate – 0.521%
75.0	August 2017	Variable rate – 0.479%
100.0	October 2017	Variable rate – 0.719%
50.0	November 2017	Variable rate – 0.842%
50.0	January 2018	Variable rate – 0.636%
50.0	January 2018	Variable rate – 0.634%
50.0	February 2018	Variable rate – 0.621%
50.0	February 2018	Variable rate – 0.411%
22.0	February 2018	Variable rate – 0.655%
100.0	May 2018	Variable rate – 0.644%
50.0	July 2018	Variable rate – 0.764%
50.0	August 2018	Variable rate – 0.441%
50.0	January 2019	Variable rate – 0.709%
50.0	February 2019	Variable rate – 0.411%
100.0	March 2019	Variable rate – 0.687%
21.8	July 2019	Variable rate – 0.706%
50.0	May 2020	Variable rate – 0.727%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 0.951%
100.0	September 2020	Variable rate – 0.854%
50.0	September 2020	Variable rate – 0.854%
75.0	September 2020	Variable rate – 0.447%
28.2	August 2021	Fixed rate – 2.550%
26.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,523.3

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

Our estimated consolidated statutory RBC ratio of 440 percent at September 30, 2015, reflects estimated consolidated statutory operating earnings of $226.4 million and dividends to the holding company of $177.2 million during the first nine months of 2015. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. It is our goal to manage our consolidated RBC ratio to be approximately 425 percent over time.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P, Fitch and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On August 26, 2015, A.M. Best upgraded the financial strength ratings of our primary insurance subsidiaries to "A-" from "B++" and the outlook for these ratings is stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2015, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $112.8 million; (ii) fixed income investments of $123.4 million; and (iii) equity securities of $117.9 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2015, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $177.2 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 382 percent at September 30, 2015.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2015, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$453.5	(a)
Colonial Penn	(295.4)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $110.0 million to CLTX in the first nine months of 2015.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made no capital contributions to its insurance subsidiaries in the first nine months of 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Agreement in an aggregate principal amount of up to $50.0 million, provided that there are no events of default and subject to certain other terms and conditions including the delivery of certain documentation.

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 20.4 percent at September 30, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 440 percent at September 30, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,660.6 million at September 30, 2015 compared to the minimum requirement of $2,676 million).

In the first nine months of 2015, we also made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

The scheduled principal payments on our direct corporate obligations are as follows at September 30, 2015 (dollars in millions):

Year ending September 30,
2016	$—
2017	—
2018	—
2019	100.0
2020	325.0
Thereafter	500.0
$925.0

In the first nine months of 2015, we repurchased 17.8 million shares of common stock for $311.2 million (including $5.0 million of repurchases settled in the fourth quarter of 2015) under our securities repurchase program. The Company has remaining repurchase authority of $109.7 million as of September 30, 2015. We currently anticipate repurchasing a total of approximately $350 million to $425 million of our common stock during 2015, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock or acquisition transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

Although we have no current agreements to acquire life insurance or other complementary businesses through reinsurance or other acquisition transactions, we have a team actively focused on exploring non-organic opportunities with the goal of expanding and accelerating the profitable growth of our business.

In the first nine months of 2015, dividends declared on common stock totaled $39.0 million ($0.20 per common share).

On August 26, 2015, A.M. Best upgraded our issuer credit and senior secured debt ratings to "bbb-" from "bb+" and the outlook for these ratings is stable. In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. Such borrowings totaled $20.4 million at September 30, 2015 and mature prior to January 15, 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2015, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,427.1	$1,148.4	$(169.1)	$12,406.4
United States Treasury securities and obligations of United States government corporations and agencies	137.4	25.5	—	162.9
States and political subdivisions	2,011.1	241.2	(3.5)	2,248.8
Debt securities issued by foreign governments	11.6	—	(.1)	11.5
Asset-backed securities	794.8	37.7	(2.1)	830.4
Collateralized debt obligations	361.2	1.4	(1.2)	361.4
Commercial mortgage-backed securities	1,421.8	60.3	(5.7)	1,476.4
Mortgage pass-through securities	3.2	.3	—	3.5
Collateralized mortgage obligations	454.4	21.4	(.1)	475.7
Total investment grade fixed maturities, available for sale	16,622.6	1,536.2	(181.8)	17,977.0
Below-investment grade (a):
Corporate securities	852.9	10.6	(72.1)	791.4
States and political subdivisions	13.6	—	(3.0)	10.6
Debt securities issued by foreign governments	5.1	—	(.1)	5.0
Asset-backed securities	643.6	28.4	(2.8)	669.2
Commercial mortgage-backed securities	43.1	.1	(1.0)	42.2
Collateralized mortgage obligations	591.8	58.2	(.9)	649.1
Total below-investment grade fixed maturities, available for sale	2,150.1	97.3	(79.9)	2,167.5
Total fixed maturities, available for sale	$18,772.7	$1,633.5	$(261.7)	$20,144.5
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2015 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,335.4	$10,279.5	51.0%
2	8,523.0	9,014.5	44.8
3	665.9	632.0	3.1
4	165.0	146.1	.7
5	69.8	61.8	.3
6	13.6	10.6	.1
	$18,772.7	$20,144.5	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,259.3	11.2%	$6.5	2.5%
Energy	1,711.6	8.5	107.2	41.0
Utilities	1,696.1	8.4	1.6	.6
Commercial mortgage-backed securities	1,518.6	7.5	6.7	2.6
Asset-backed securities	1,499.6	7.4	4.9	1.8
Insurance	1,462.5	7.3	9.6	3.7
Healthcare/pharmaceuticals	1,240.6	6.2	13.2	5.0
Collateralized mortgage obligations	1,124.8	5.6	1.0	.4
Food/beverage	862.0	4.3	7.8	3.0
Banks	804.5	4.0	5.8	2.2
Cable/media	690.4	3.4	20.2	7.7
Real estate/REITs	683.4	3.4	.7	.3
Capital goods	517.5	2.6	5.6	2.1
Chemicals	421.5	2.1	9.4	3.6
Transportation	405.0	2.1	2.9	1.1
Telecom	364.4	1.8	5.5	2.1
Collateralized debt obligations	361.4	1.8	1.2	.4
Aerospace/defense	311.3	1.5	1.5	.6
Building materials	284.6	1.4	2.5	1.0
Business services	271.3	1.4	7.0	2.7
Paper	244.5	1.2	1.6	.6
Brokerage	209.5	1.0	1.4	.5
Metals and mining	209.4	1.0	32.5	12.4
Other	990.7	4.9	5.4	2.1
Total fixed maturities, available for sale	$20,144.5	100.0%	$261.7	100.0%

At September 30, 2015, the carrying value of the Company's fixed maturity securities in the energy sector was $1.7 billion, with gross unrealized gains of $100.0 million and gross unrealized losses of $107.2 million. Although these securities are of high quality (88 percent are rated investment grade) and diversified (over 137 individual credits/issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

Below-Investment Grade Securities

At September 30, 2015, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,150.1 million, or 11 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,167.5 million, or 101 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

equal, are generally more sensitive to adverse economic conditions.  The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$21.7	$8.3	$47.9	$54.7
Gross realized losses on sale	(27.8)	(2.6)	(48.7)	(11.1)
Impairments:
Total other-than-temporary impairment losses	(11.1)	—	(12.4)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.0	—	3.0	—
Net impairment losses recognized	(8.1)	—	(9.4)	—
Net realized investment gains from fixed maturities	(14.2)	5.7	(10.2)	43.6
Equity securities	—	1.9	3.0	9.8
Commercial mortgage loans	—	(1.2)	(2.3)	(.1)
Impairments of mortgage loans and other investments	(4.3)	(2.8)	(12.2)	(14.7)
Gain on dissolution of a variable interest entity	—	—	11.3	—
Other (a)	(1.1)	.4	(10.4)	1.2
Net realized investment gains (losses)	$(19.6)	$4.0	$(20.8)	$39.8
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(4.7) million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively.

During the first nine months of 2015, we recognized net realized investment losses of $20.8 million, which were comprised of: (i) $6.2 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (iv) $21.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($24.6 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

During the first nine months of 2014, we recognized net realized investment gains of $39.8 million, which were comprised of: (i) $48.4 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $6.1 million; and (iii) $14.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2015, there were no fixed maturity securities in default or considered nonperforming.

During the first nine months of 2015, the $48.7 million of gross realized losses on sales of $416.7 million of fixed maturity securities, available for sale included: (i) $47.9 million related to various corporate securities (including $29.3 million related to sales of investments in the energy sector); and (ii) $.8 million of losses related to the sales of asset-backed securities.  Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

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

During the first nine months of 2015, we recognized $21.6 million of impairment losses recorded in earnings which included: (i) $7.4 million of writedowns on fixed maturities in the energy sector; (ii) $3.6 million of writedowns on commercial bank loans held by VIEs; (iii) $2.7 million of writedowns on other investments (primarily fixed maturities) due to issuer specific events; and (iv) a $7.9 million writedown of a legacy investment in a private company that was liquidated. We no longer have any exposure to legacy private companies related to investments acquired by our Predecessor. Factors considered in determining the writedowns of investments in the first nine months of 2015 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

The following summarizes the investments sold at a loss during the first nine months of 2015 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	9	$30.9	$21.1
Greater than or equal to 6 months and less than 12 months prior to sale	1	7.3	4.6
	10	$38.2	$25.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$10.7	$10.6
Due after one year through five years	262.5	251.5
Due after five years through ten years	457.9	424.2
Due after ten years	2,197.1	1,994.0
Subtotal	2,928.2	2,680.3
Structured securities	990.4	976.6
Total	$3,918.6	$3,656.9

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2015 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	22	$73.2	$(22.6)	$50.6
Greater than or equal to 6 months and less than 12 months	3	40.0	(14.4)	$25.6
Greater than 12 months	1	18.2	(6.0)	12.2
		$131.4	$(43.0)	$88.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2015 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$—	$60.5	$26.4	$20.3	$107.2
Metals and mining	.4	31.8	.3	—	32.5
Cable/media	—	15.7	4.2	.3	20.2
Healthcare/pharmaceuticals	1.1	11.6	.2	.3	13.2
Insurance	2.4	7.2	—	—	9.6
Chemicals	—	8.3	1.1	—	9.4
Food/beverage	.6	6.8	—	.4	7.8
Business services	—	.3	6.7	—	7.0
Commercial mortgage-backed securities	4.2	1.5	1.0	—	6.7
States and political subdivisions	3.2	.3	—	3.0	6.5
Banks	2.4	3.4	—	—	5.8
Capital goods	—	4.8	—	.8	5.6
Telecom	—	1.9	.9	2.7	5.5
Asset-backed securities	1.2	.9	.4	2.4	4.9
Transportation	—	2.5	—	.4	2.9
Building materials	—	—	2.2	.3	2.5
Autos	—	1.7	.2	—	1.9
Paper	—	1.1	—	.5	1.6
Utilities	—	1.1	—	.5	1.6
Aerospace/defense	—	.3	.1	1.1	1.5
Brokerage	—	1.2	.1	.1	1.4
Collateralized debt obligations	1.2	—	—	—	1.2
Technology	—	.3	—	.8	1.1
Collateralized mortgage obligations	.1	—	.1	.8	1.0
Real estate/REITs	—	.7	—	—	.7
Entertainment/hotels	—	.2	—	—	.2
Gaming	—	—	.2	—	.2
Debt securities issued by foreign governments	—	.1	.1	—	.2
Retail	—	.1	—	—	.1
Other	.5	.2	1.0	—	1.7
Total fixed maturities, available for sale	$17.3	$164.5	$45.2	$34.7	$261.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States and political subdivisions	$101.8	$(3.4)	$16.8	$(3.1)	$118.6	$(6.5)
Debt securities issued by foreign governments	16.5	(.2)	—	—	16.5	(.2)
Corporate securities	2,275.1	(175.7)	270.1	(65.5)	2,545.2	(241.2)
Asset-backed securities	352.0	(4.0)	63.0	(.9)	415.0	(4.9)
Collateralized debt obligations	86.8	(.6)	91.1	(.6)	177.9	(1.2)
Commercial mortgage-backed securities	287.0	(6.7)	8.9	—	295.9	(6.7)
Mortgage pass-through securities	—	—	.2	—	.2	—
Collateralized mortgage obligations	49.6	(.6)	38.0	(.4)	87.6	(1.0)
Total fixed maturities, available for sale	$3,168.8	$(191.2)	$488.1	$(70.5)	$3,656.9	$(261.7)
Equity securities	$123.5	$(4.1)	$2.4	$(.4)	$125.9	$(4.5)

Based on management's current assessment of investments with unrealized losses at September 30, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At September 30, 2015 fixed maturity investments included structured securities with an estimated fair value of $4.5 billion (or 22 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2015 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,393.4	$985.4	$999.9
4 percent – 5 percent	1,099.4	1,035.5	1,066.2
5 percent – 6 percent	1,854.5	1,737.1	1,834.1
6 percent – 7 percent	486.6	449.1	491.0
7 percent – 8 percent	75.0	75.1	84.4
8 percent and above	31.4	31.7	32.3
Total structured securities	$4,940.3	$4,313.9	$4,507.9

The amortized cost and estimated fair value of structured securities at September 30, 2015, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$811.7	$873.7	4.3%
Planned amortization classes, target amortization classes and accretion-directed bonds	213.0	229.4	1.1
Commercial mortgage-backed securities	1,464.9	1,518.6	7.6
Asset-backed securities	1,438.4	1,499.6	7.5
Collateralized debt obligations	361.2	361.4	1.8
Other	24.7	25.2	.1
Total structured securities	$4,313.9	$4,507.9	22.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of September 30, 2015 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$768.3	$814.8	$1,867.9
60% to 70%	513.7	533.1	781.4
Greater than 70% to 80%	358.7	377.6	479.4
Greater than 80% to 90%	67.6	70.7	80.2
Greater than 90%	4.3	5.0	4.7
Total	$1,712.6	$1,801.2	$3,213.6
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$16.5	$12.3	$46.2	$33.2
Fee revenue and other income	.3	.4	1.4	.6
Total revenues	16.8	12.7	47.6	33.8
Expenses:
Interest expense	9.8	8.6	29.0	21.5
Other operating expenses	.3	.2	1.4	.8
Total expenses	10.1	8.8	30.4	22.3
Income before net realized investment losses and income taxes	6.7	3.9	17.2	11.5
Net realized investment losses	(3.4)	(.2)	(4.3)	(2.2)
Income before income taxes	$3.3	$3.7	$12.9	$9.3

During the first nine months of 2015, we recognized net realized investment losses on the VIE investments of $4.3 million, which were comprised of $.7 million of net losses from the sales of fixed maturities, and $3.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.  During the first nine months of 2014, we recognized net realized investment losses on the VIE investments of $2.2 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$144.4	9.7%	$2.3	7.2%
Technology	144.3	9.7	1.4	4.3
Healthcare/pharmaceuticals	136.3	9.1	.5	1.7
Food/beverage	114.1	7.7	.6	1.8
Autos	114.1	7.7	.5	1.6
Capital goods	75.9	5.1	1.6	5.0
Consumer products	72.5	4.9	.3	.8
Brokerage	69.0	4.6	1.9	6.1
Retail	62.6	4.2	.6	2.0
Paper	59.2	4.0	.2	.7
Energy	57.8	3.9	13.5	42.7
Chemicals	56.9	3.8	1.7	5.3
Aerospace/defense	50.4	3.4	.4	1.3
Entertainment/hotels	47.9	3.2	.4	1.1
Building materials	42.0	2.8	.4	1.3
Utilities	37.4	2.5	.4	1.2
Business services	35.3	2.4	.3	1.0
Transportation	32.7	2.2	.2	.7
Insurance	30.4	2.0	1.8	5.6
Metals and mining	24.7	1.7	1.3	4.3
Real estate/REITs	23.5	1.6	.1	.3
Gaming	22.5	1.5	.1	.5
Other	34.2	2.3	1.1	3.5
Total	$1,488.1	100.0%	$31.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.3	$7.3
Due after one year through five years	515.4	500.4
Due after five years through ten years	665.3	648.7
Total	$1,188.0	$1,156.4

There were three investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis for less than six months as of September 30, 2015. Such investments had a cost basis, unrealized loss and estimated fair value of $28.4 million, $9.6 million and $18.8 million, respectively.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in the first nine months of 2015 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated or supplemented by the information under "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,850,973	$18.39	1,847,767	$200.1
August 1 through August 31	2,616,522	17.70	2,615,780	153.8
September 1 through September 30	2,437,050	18.10	2,436,165	109.7
Total	6,904,545	18.02	6,899,712	109.7
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

Dated:  November 3, 2015

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)