Form 10-K
period 2015-12-31
CNO Financial Group, Inc.
filed 2016-02-19
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

At June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3.5 billion.

Shares of common stock outstanding as of February 9, 2016:  179,593,602

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2015, we had shareholders' equity of $4.1 billion and assets of $31.1 billion. For the year ended December 31, 2015, we had revenues of $3.8 billion and net income of $270.7 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life").  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plans ("PDP") products in exchange for a fee.

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

As further described in the note to the consolidated financial statements entitled "Sale of Subsidiary", we sold Conseco Life Insurance Company ("CLIC") on July 1, 2014. The business of CLIC primarily related to traditional and interest-sensitive life products. In periods prior to 2014, we had an Other CNO Business segment comprised of the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that was expected to continue after the completion of the sale. Beginning on January 1, 2014: (i) the overhead expense of CLIC that was expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments; and (ii) there was no longer an Other CNO Business segment.

OUR STRATEGIC DIRECTION

Our mission is to be the recognized market leader in providing financial security for the protection and retirement needs of middle-income American working families and retirees. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. Specifically, we will focus on the following priorities:

Growth
•Focus on initiatives that drive sales including lead programs, new products, agent recruitment and retention

•	Expand offering middle-market consumers a range of investment and planning solutions

•	Exploring non-organic growth opportunities that are focused on the middle market, fill product gaps, expand our distribution and geographic footprint and/or enhance agent recruiting

Increase profitability and return on equity
•Maintain our strong capital position and favorable financial metrics
•Continue to increase our return on equity

Effectively manage risk and deploy capital
•Active enterprise risk management process
•Continue to cost effectively repurchase our common stock
•Maintain a competitive dividend payout ratio

Further enhance the customer experience and agent productivity
•Completion and implementation of new tools to be used by our distribution force

•	Further development of capabilities for generating and acting on prospect/customer data insights making it easier to sell and deliver service

Reduce long-term care exposure by approximately one-half over the next three to six years
•Drive growth of other lines of business
•Evaluate reinsurance and/or other potential solutions

Continue to invest in talent
•Expanded leadership development programs
•Emphasis on skills and experiences that are aligned with our priorities

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

In May 2015, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2015 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2015 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections, excluding premium collections related to CLIC prior to being sold, of $3.4 billion, $3.4 billion and $3.3 billion in 2015, 2014 and 2013, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2015 collected premiums: Florida (9 percent), Pennsylvania (7 percent), California (6 percent) and Texas (6 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of over 4,500 producing agents working from over 300 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2015, this distribution channel accounted for $2.5 billion, or 73 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. ("Humana") and United HealthCare, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are primarily sold through our wholly-owned marketing organization, PMA. In addition, Washington National's products are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2015, this distribution channel accounted for $649.7 million, or 19 percent, of our total collected premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2015, this channel accounted for $262.9 million, or 8 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

Total premium collections

	2015	2014	2013
Health:
Bankers Life	$1,242.3	$1,275.1	$1,317.8
Washington National	619.6	603.0	596.3
Colonial Penn	3.0	3.4	4.1
Other CNO Business	—	—	23.6
Total health	1,864.9	1,881.5	1,941.8
Annuities:
Bankers Life	803.0	782.3	744.1
Washington National	2.4	2.6	4.3
Total annuities	805.4	784.9	748.4
Life:
Bankers Life	446.0	424.9	368.3
Washington National	27.7	25.9	26.5
Colonial Penn	259.9	241.7	227.6
Total life	733.6	692.5	622.4
Total premium collections from business segments excluding the business of CLIC prior to being sold	3,403.9	3,358.9	3,312.6
Premium collections related to business of CLIC prior to being sold (primarily life products)	—	71.2	142.3
Total premium collections	$3,403.9	$3,430.1	$3,454.9

Our collected premiums by product and segment were as follows:

Health

Health premium collections (dollars in millions)

	2015	2014	2013
Medicare supplement:
Bankers Life	$739.4	$743.3	$745.3
Washington National	72.6	85.2	101.9
Colonial Penn	2.7	3.2	3.7
Total	814.7	831.7	850.9
Long-term care:
Bankers Life	476.6	500.6	534.0
Other CNO Business	—	—	23.6
Total	476.6	500.6	557.6
Prescription Drug Plan products included in Bankers Life	—	6.8	18.2
Supplemental health:
Bankers Life	19.2	16.3	9.9
Washington National	544.8	515.4	491.3
Total	564.0	531.7	501.2
Other:
Bankers Life	7.1	8.1	10.4
Washington National	2.2	2.4	3.1
Colonial Penn	.3	.2	.4
Total	9.6	10.7	13.9
Total health premium collections	$1,864.9	$1,881.5	$1,941.8

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $814.7 million during 2015, or 24 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 57 percent of new sales of Medicare supplement policies in 2015 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in the fourth quarter of 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $476.6 million during 2015, or 14 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

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

Prescription Drug Plan and Medicare Advantage. Prior to its termination in 2013, we had a quota-share reinsurance agreement with Coventry. Such agreement had provided CNO with a specified percentage of net premiums and related profits subject to a risk corridor for CNO enrollees. The $6.8 million of premiums collected in 2014 represented adjustments to premiums on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $564.0 million during 2015, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

Approximately 72 percent of the total number of our supplemental health policies inforce was sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

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

Other Health Products. Collected premiums on other health products were $9.6 million during 2015. This category includes various other health products such as disability income products which are sold in small amounts and other products such as major medical health insurance which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2015	2014	2013
Fixed index annuity:
Bankers Life	$706.6	$646.2	$566.8
Washington National	1.9	2.0	3.8
Total fixed index annuity premium collections	708.5	648.2	570.6
Other fixed interest annuity:
Bankers Life	96.4	136.1	177.3
Washington National	.5	.6	.5
Total fixed interest annuity premium collections	96.9	136.7	177.8
Total annuity premium collections from business segments excluding the business of CLIC prior to being sold	805.4	784.9	748.4
Premium collections related to business of CLIC prior to being sold	—	.2	.3
Total annuity premium collections	$805.4	$785.1	$748.7

During 2015, we collected annuity premiums of $805.4 million, or 24 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Washington National no longer actively sells annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed interest annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed rate annuity products decreased in 2015 and 2014 as low market interest rates negatively impacted the attractiveness to the consumer of these products.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $708.5 million, or 21 percent, of our total premium collections during 2015. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

Other Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $96.9 million, or 3 percent, of our total premium collections during 2015, of which SPDAs and FPDAs comprised $87.6 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1.0 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. The initial crediting rate is largely a function of:

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

In 2015, a significant portion of our new annuity sales were "bonus interest" products. The initial credited rate on these products generally specifies a bonus crediting rate of 0.5 percent for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2015, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.0 percent.

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

SPIAs accounted for $9.3 million of our total premiums collected in 2015. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.7 percent at December 31, 2015.

Life Insurance

Life insurance premium collections (dollars in millions)

	2015	2014	2013
Interest-sensitive life products:
Bankers Life	$169.1	$169.8	$125.8
Washington National	15.6	13.0	13.1
Colonial Penn	.2	.4	.3
Total interest-sensitive life premium collections	184.9	183.2	139.2
Traditional life:
Bankers Life	276.9	255.1	242.5
Washington National	12.1	12.9	13.4
Colonial Penn	259.7	241.3	227.3
Total traditional life premium collections	548.7	509.3	483.2
Total life premium collections from business segments excluding the business of CLIC prior to being sold	733.6	692.5	622.4
Premium collections related to business of CLIC prior to being sold:
Interest-sensitive life	—	61.3	120.4
Traditional life	—	9.7	21.6
Total premium collections related to business of CLIC prior to being sold	—	71.0	142.0
Total life insurance premium collections	$733.6	$763.5	$764.4

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2015, we collected life insurance premiums of $733.6 million, or 21 percent, of our total collected premiums.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $184.9 million, or 5 percent, of our total collected premiums in 2015. These products are marketed by independent producers and career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $548.7 million, or 16 percent, of our total collected premiums in 2015. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time-typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $257.6 million, or 8 percent, of our total collected premiums in 2015. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements, direct response mailings and the internet.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $37.5 million of our total collected premiums in 2015.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $24.4 billion of assets (at fair value) under management at December 31, 2015, of which $24.1 billion were our assets and $.3 billion were assets managed for third parties. Our general account investment strategies are to:

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

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2015, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent, and the average interest rate credited or accruing to our total insurance liabilities was 4.5 percent.

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

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates, among other factors (such as changes in the credit quality of the issuer). We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of the related insurance liabilities. For example, one management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2015, the estimated duration of our fixed income securities (as modified to reflect prepayments and potential calls) and the estimated duration of our insurance liabilities were both approximately 8.2 years.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Genworth, Northwestern Mutual and John Hancock Financial Services. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life, Massachusetts Mutual Life Insurance Company and subsidiaries of Torchmark Corporation ("Torchmark"). Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked seventh in annualized premiums of individual long-term care insurance in 2014 with a market share of approximately 4 percent, the top six writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 76 percent during the period. In addition, while, based on a 2014 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2014 with a market share of 3.3 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our sales in the worksite market and sales of our annuity, interest-sensitive life insurance and long-term care products. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), Standard & Poor's Corporation ("S&P"), Fitch Ratings ("Fitch") and Moody's Investor Services, Inc. ("Moody's") and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The most recent ratings actions are described below.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2015, the total balance of our liabilities for insurance products was $22.1 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2015, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 15 percent of gross combined life insurance inforce and reinsurance assumed represented .6 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2015 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Jackson National Life Insurance Company ("Jackson") (a)	$1,577.8	$814.5	A+
Beechwood Re Ltd. ("BRe") (b)	502.9	—	Not rated
Wilton Reassurance Company ("Wilton Re")	331.4	1,412.9	A
RGA Reinsurance Company (c)	173.1	92.8	A+
Munich American Reassurance Company	3.4	457.0	A+
Swiss Re Life and Health America Inc.	3.0	619.4	A+
SCOR Global Life USA Reinsurance Company	1.9	103.5	A
All others (d)	265.8	280.7
	$2,859.3	$3,780.8
________________

(a)
In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.2 billion at December 31, 2015.

(b)	BRe has assumed long-term care business as summarized in the paragraph below.

(c)	RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.

(d)	No other single reinsurer represents more than 2 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

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

EMPLOYEES

At December 31, 2015, we had approximately 3,500 full time employees, including 1,350 employees supporting our Bankers Life segment, 300 employees supporting our Colonial Penn segment and 1,850 employees supporting our shared services and our Washington National and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2015 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

The NAIC currently has in place its "Solvency Modernization Initiative," which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by each of our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request. We submitted our first ORSA summary report in 2015.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2015.

Other Federal and State Laws and Regulations

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

The USA PATRIOT Act of 2001 seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism, money laundering or other illegal activities. To the extent required by applicable laws and regulations, CNO and its insurance subsidiaries have adopted anti-money laundering ("AML") programs that include policies, procedures and controls to detect and prevent money laundering, have designated compliance officers to oversee the programs, provide for on-going employee training and ensure periodic independent testing of the programs. CNO's and the insurance subsidiaries' AML programs, to the extent required, also establish and enforce customer identification programs and provide for the monitoring and the reporting to the Department of the Treasury of certain suspicious transactions.

In April 2015, the Department of Labor re-proposed regulations that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. If final regulations were to be issued with provisions similar to the proposed regulations, some of the investment-related information and support that our agents, advisors and employees provide to customers on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could change the methods that we use to deliver services and the compensation we provide to our agents. The regulations are expected to be finalized in 2016 and such regulations and/or their implementation could result in increased costs and could impact the sales of certain of our products. The potential impacts of the final regulations are uncertain and difficult to predict.

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

The asset management activities of 40|86 Advisors and our other investment advisory subsidiary are subject to various federal and state securities laws and regulations. The SEC and the Commodity Futures Trading Commission are the principal regulators of our asset management operations.

Broker-Dealer and Securities Regulation

We have a broker-dealer subsidiary that is registered under the Securities Exchange Act of 1934 and is subject to federal and state regulation, including, but not limited to, the Financial Industry Regulatory Authority ("FINRA"). Agents and employees registered or associated with our broker-dealer subsidiary are subject to the Securities Exchange Act of 1934 and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

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

As of December 31, 2015, 2014 and 2013, we have established a valuation allowance equal to the portion of the net deferred tax assets whose realization is uncertain. The determination of the amount of valuation allowance established is made by assessing the effects of limitations or issues on the value of our net deferred tax assets expected to be fully recognized in the future.

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

In recent periods, interest rates have been at or near historically low levels. Some of our products, principally traditional whole life, universal life, fixed rate and fixed index annuity contracts, expose us to the risk that low or declining interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread is a key component of our net income. Investment income is also an important component of the profitability of our health products, especially long-term care and supplemental health policies. In addition, interest rates impact the liability for the benefits we provide under our agent deferred compensation plan (as it is our policy to immediately recognize changes in assumptions used to determine this liability).

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

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2015 (dollars in millions):

Guaranteed	Fixed rate and fixed	Universal
rate	index annuities	life	Total
> 5.0% to 6.0%	$.2	$13.7	$13.9
> 4.0% to 5.0%	38.7	296.7	335.4
> 3.0% to 4.0%	1,129.5	54.5	1,184.0
> 2.0% to 3.0%	2,729.4	184.6	2,914.0
> 1.0% to 2.0%	984.8	5.7	990.5
1.0% and under	3,142.1	248.3	3,390.4
	$8,024.7	$803.5	$8,828.2
Weighted average	2.03%	3.06%	2.12%

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

In the fourth quarter of 2015, we completed a comprehensive review of interest rate assumptions on all of our products. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our current projections assume new money rates ranging from 4.74 percent to 5.51 percent for one year (previously ranged from 4.36 percent to 5.13 percent) and then grade over 5 years from these levels to an ultimate new money rate ranging from 5.73 percent to 6.50 percent (previously ranged from 5.85 percent to 6.50 percent), depending on the specific product. While subject to many uncertainties, we believe our assumptions for future new money rates are reasonable.

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

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products:

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rates. We estimate that a pre-tax charge of approximately $30 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points.

With respect to products other than interest-sensitive life and annuity products, no charge would occur if investment earnings rates immediately and permanently decreased by 20 basis points or less (a decrease of 50 basis points would result in a pre-tax charge of approximately $85 million).

•
The second hypothetical scenario assumes current new money rates increase such that our current portfolio yield remains level.  We estimate that this scenario would result in an after tax charge of approximately $5 million primarily related to an increase in deficiency reserves related to life contingent payout annuities.  Under this scenario, insurance liabilities under statutory accounting principles may also increase modestly, but by less than $10 million, with a reduction in our consolidated RBC ratio of approximately 2 percentage points.

While we expect the long-term care business to generate future net profits, the margins are relatively small and are vulnerable to a variety of factors including lower interest rates, higher morbidity and higher persistency. In addition, our projections of estimated future profits (losses) indicates that profits will be recognized in earlier periods, followed by losses in later periods, which has required us to establish a future loss reserve for this business. Our 2015 comprehensive actuarial review of the long-term care business indicated margins have increased by $80 million in 2015 to approximately $180 million, or approximately 4 percent of related insurance liabilities net of insurance intangibles. Given the concentration of exposure to interest rates in our long-term care block, we modeled the following additional hypothetical scenarios to illustrate the sensitivity of additional changes in interest rates on long-term care products:

•
One scenario assumes that the new money rates available to invest cash flows from our long-term care block decrease slightly for the next 12 months and then return to the current level of 5.5 percent indefinitely. This scenario would reduce margins by approximately $90 million but would not result in a charge because margins would continue to be positive.

•
An additional scenario assumes that current new money rates available to invest cash flows from our long-term care block immediately decrease to approximately 3.5 percent and remain at that level indefinitely. This scenario would reduce margins by approximately $400 million and would result in a charge of approximately $220 million.

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

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience and persistency on some of Bankers Life long-term care blocks has generally been higher than our pricing expectations which has resulted in higher benefit ratios and adversely affected our profitability. While we have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks, there can be no assurance that future requests will be approved. Even with the rate increases that have been approved, this block experienced benefit ratios of 139.2 percent in 2015, 129.7 percent in 2014 and 129.3 percent in 2013.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life segment. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $669.0 million, $656.0 million and $689.2 million in 2015, 2014 and 2013, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 139.2 percent, 129.7 percent and 129.3 percent in 2015, 2014 and 2013, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Our operating results may suffer if policyholder surrender levels differ significantly from our assumptions.

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2015, approximately 23 percent of our total insurance liabilities, or approximately $5.1 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2015, the vast majority of our products with contractual guaranteed minimum rates, had crediting rates set at the minimum. In addition, approximately 24 percent of our insurance liabilities were subject to interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 23 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2015, the estimated durations of our fixed income securities (as modified to reflect prepayments and potential calls) and insurance liabilities were both approximately 8.2 years. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $320 million if interest rates were to increase by 10 percent from rates as of December 31, 2015. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2015, our reinsurance receivables and ceded life insurance in-force totaled $2.9 billion and $3.8 billion, respectively. Our six largest reinsurers accounted for 93 percent of our ceded life insurance in-force. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position.

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

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity.

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

•
changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 12 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2015; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured securities, which comprised 24 percent of our available for sale fixed maturity investments at December 31, 2015, are subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $39.9 million in 2015 ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income); $27.3 million in 2014; and $11.6 million in 2013. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

The determination of realized investment losses recorded as impairments is based upon our ongoing evaluation and assessment of known risks. We consider a wide range of factors about the issuer and use our best judgment in evaluating the cause of a decline in estimated fair value and in assessing prospects for recovery. Inherent in our evaluation are assumptions and estimates about the operations of the issuer and its future earnings potential. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect losses from impairments in operating results as such evaluations are revised. Our assessment of whether unrealized losses are other-than-temporary impairments requires significant judgment and future events may occur, or additional information may become available, which may necessitate changes in our ongoing assessments which may impact the level of future impairments of securities in our portfolio. Historical trends may not be indicative of future other-than- temporary impairments.

The determination of fair value of our fixed maturity securities results in unrealized investment gains and losses and is, in some cases, highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2015 and 2014, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $0.9 billion and $2.2 billion, respectively.

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

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2015 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels subjecting the insurance subsidiaries to any regulatory action.

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

Our broker-dealer and investment advisor subsidiaries are subject to regulation and supervision by the SEC, FINRA and certain state regulatory bodies. The SEC, FINRA and other governmental agencies, as well as state securities commissions, may examine or investigate the activities of broker-dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities' supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company's financial condition or results of operations.

Furthermore, the SEC is reviewing the standard of conduct applicable to brokers, dealers and investment advisors when those entities provide personalized investment advice about securities to retail customers. FINRA has also issued a report addressing how its member firms might identify and address conflicts of interest including conflicts related to the introduction of new products and services and the compensation of the member firms' associated persons. These regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisors distribute the Company's products.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant expenses, lead to a loss of customers and revenues and otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

As of December 31, 2015, we had an aggregate principal amount of indebtedness of $925.0 million. CNO's indebtedness will require approximately $44 million in cash to service in 2016 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2015). Our substantial indebtedness and the obligations under our debt agreements may restrict our ability to take advantage of business, strategic or financing opportunities.

In conjunction with the refinancing of its existing debt, the Company entered into a $150.0 million four-year unsecured revolving credit agreement (the "New Revolving Credit Agreement") on May 19, 2015, and made an initial drawing of $100.0 million, resulting in $50.0 million available for additional borrowings. The New Revolving Credit Agreement matures on May 19, 2019. On May 19, 2015, the Company also issued $325.0 million aggregate principal amount of 4.500% Senior Notes due

2020 (the "2020 Notes") and $500.0 million aggregate principal amount of 5.250% Senior Notes due 2025 (together with the 2020 Notes, the "Notes"). The New Revolving Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

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

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.9 percent at December 31, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 449 percent at December 31, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,735.7 million at December 31, 2015 compared to the minimum requirement of $2,677 million).

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

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, Wilmington Trust, National Association or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the Notes to be due and payable.

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

CNO and CDOC, Inc. ("CDOC") are holding companies with no business operations of their own. CNO and CDOC depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. CNO and CDOC receive cash from our insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from their non-insurance subsidiaries consisting of dividends, distributions, loans and advances. Deterioration in the financial condition, earnings or cash flow of these significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to CNO and/or CDOC, which would limit our ability to meet our debt service requirements and satisfy other financial obligations. In addition, CNO may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus for covenant compliance or regulatory purposes (including, for example, maintaining adequate RBC level) or to provide the capital necessary for growth, in which case it is less likely that its insurance subsidiaries would pay dividends to the holding company. Accordingly, this could limit CNO's ability to meet debt service requirements and satisfy other holding company financial obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". In 2015, our insurance subsidiaries paid extraordinary dividends of $265.7 million to CDOC. Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2015. As a result, any dividend payments from the insurance subsidiaries to CNO will be considered extraordinary dividends and will require the prior approval of the director or commissioner of the applicable state insurance department. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 393 percent at December 31, 2015.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as the RBC compliance requirements under the New Revolving Credit Agreement. CDOC made no capital contributions to its insurance subsidiaries in 2015.

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

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets, which could cause us to breach the debt to total capitalization covenant of the New Revolving Credit Agreement.

As of December 31, 2015, we had approximately $2.6 billion of federal tax NOLs resulting in deferred tax assets of approximately $0.9 billion, expiring in years 2023 through 2032. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2015, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO Board of Directors on December 6, 2011 and on November 13, 2014. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs.

On May 8, 2013, our shareholders approved an amendment (the "Extended Section 382 Charter Amendment") to CNO’s certificate of incorporation to: (i) extend the term of the Original Section 382 Charter Amendment for three years until December 31, 2016, (ii) provide for a 4.99% ownership threshold relating to our stock, and (iii) amend certain other provisions of the Original Section 382 Charter Amendment, including updates to certain definitions, for consistency with the Amended Section 382 Rights Agreement. See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the Extended Section 382 Charter Amendment and CNO's NOLs.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.61 percent at December 31, 2015), and the annual restriction could eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the New Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2015, we had net deferred tax assets of $946.6 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2015 reflects the current corporate income tax rate of approximately 35 percent. A reduction in the corporate income tax rate would cause a writedown of our deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

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

The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "A-", "BBB+", "BBB+" and "Baa1", respectively.  A.M. Best has sixteen possible ratings. There are three ratings above our "A-" rating and twelve ratings that are below our rating. S&P has twenty-one possible ratings. There are seven ratings above our "BBB+" rating and thirteen ratings that are below our rating. Fitch has nineteen possible ratings. There are seven ratings above our "BBB+" rating and eleven ratings that are below our rating. Moody's has twenty-one possible ratings. There are seven ratings above our "Baa1" rating and thirteen ratings that are below our rating.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Genworth, Northwestern Mutual and John Hancock. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life, Massachusetts Mutual Life Insurance Company and subsidiaries of Torchmark. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked seventh in annualized premiums of individual long-term care insurance in 2014 with a market share of approximately 4 percent, the top six writers of individual long-term care insurance had annualized premiums with a combined market share of approximately 76 percent during the period. In addition, while, based on a 2014 Medicare Supplement Loss Ratios report, we ranked fifth in direct premiums earned for Medicare supplement insurance in 2014 with a market share of 3.3 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

In April 2015, the Department of Labor re-proposed regulations that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. If final regulations were to be issued with provisions similar to the proposed regulations, some of the investment-related information and support that our agents, advisors and employees provide to customers on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could change the methods that we use to deliver services and the compensation we provide to our agents. The regulations are expected to be finalized in 2016 and such regulations and/or their implementation could result in increased costs and could impact the sales of certain of our products. Although the potential impacts of the final regulations are uncertain and difficult to predict, they could negatively impact our sales, business, results of operations and financial condition.

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

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. In 2012, Bankers Life relocated from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its prior location of 222,000 square feet through the remaining term of the lease which expires in 2018. We also lease 321 sales offices in various states totaling approximately 950,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2016 and 2021.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer		Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 51	2012	Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health.
Edward J. Bonach, 61	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO.
Eric R. Johnson, 55	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 58	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 50	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 59	2005
Since August 2014, executive vice president and chief actuary. From October 2005 until August 2014, executive vice president, product management and from May 2010 until March 2014, president, Other CNO Business.

Scott R. Perry, 53	2001	Since July 2011, chief business officer of CNO. From 2006 until September 2013, president of Bankers Life and from 2001 to 2006, employed in various capacities for Bankers Life.
Matthew J. Zimpfer, 48	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The following table sets forth the dividends declared and paid per share and the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2014.

Period	Market price		Dividends
	High	Low	declared and paid
2014:
First Quarter	$19.33	$16.09	$0.06
Second Quarter	19.00	15.55	0.06
Third Quarter	18.23	15.90	0.06
Fourth Quarter	18.47	15.46	0.06
2015:
First Quarter	$17.53	$14.89	$0.06
Second Quarter	19.49	16.88	0.07
Third Quarter	19.28	16.06	0.07
Fourth Quarter	20.88	17.93	0.07

As of February 9, 2016, there were approximately 30,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2010 through December 31, 2015 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2010 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

	12/10	12/11	12/12	12/13	12/14	12/15
CNO Financial Group, Inc.	$100.00	$93.07	$138.60	$264.92	$261.44	$294.18
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P Life & Health Insurance Index	100.00	79.29	90.86	148.53	151.42	141.87
S&P MidCap 400 Index	100.00	98.27	115.84	154.64	169.75	166.06

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2015)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	864,984	$19.08	864,984	$93.2
November 1 through November 30	362,156	19.90	362,156	486.0
December 1 through December 31	1,590,445	19.07	1,589,407	455.7
Total	2,817,585	19.18	2,816,547	455.7
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2015, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,198,765	$13.32	6,881,705
Equity compensation plans not approved by security holders	—	—	—
Total	5,198,765	$13.32	6,881,705

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,556.0	$2,629.7	$2,744.7	$2,755.4	$2,690.5
Net investment income	1,233.6	1,427.4	1,664.0	1,486.4	1,354.1
Net realized investment gains	(36.6)	36.7	33.4	81.1	61.8
Total revenues	3,811.9	4,144.7	4,476.1	4,342.7	4,124.6
Interest expense	94.9	92.8	105.3	114.6	114.1
Total benefits and expenses	3,444.2	3,969.6	4,171.3	4,187.0	3,818.4
Income before income taxes	367.7	175.1	304.8	155.7	306.2
Income tax expense (benefit)	97.0	123.7	(173.2)	(65.3)	(29.5)
Net income	270.7	51.4	478.0	221.0	335.7
PER SHARE DATA
Net income, basic	$1.40	$.24	$2.16	$.95	$1.35
Net income, diluted	1.39	.24	2.06	.83	1.15
Dividends declared per common share	.27	.24	.11	.06	—
Book value per common share outstanding	22.49	23.06	22.49	22.80	19.12
Weighted average shares outstanding for basic earnings	193.1	212.9	221.6	233.7	248.0
Weighted average shares outstanding for diluted earnings	195.2	217.7	232.7	281.4	304.1
Shares outstanding at period-end	184.0	203.3	220.3	221.5	241.3
BALANCE SHEET DATA - AT PERIOD END (a)
Total investments	$24,487.1	$24,908.3	$27,151.7	$27,959.3	$26,364.3
Total assets	31,125.1	31,155.9	34,750.2	34,103.7	32,901.4
Corporate notes payable	911.1	780.3	838.0	986.1	845.1
Total liabilities	26,986.6	26,467.7	29,795.0	29,054.4	28,287.6
Shareholders' equity	4,138.5	4,688.2	4,955.2	5,049.3	4,613.8
STATUTORY DATA - AT PERIOD END (b)
Statutory capital and surplus	$1,739.2	$1,654.4	$1,711.9	$1,560.4	$1,578.1
Asset valuation reserve ("AVR")	196.9	203.1	233.9	222.2	168.4
Total statutory capital and surplus and AVR	1,936.1	1,857.5	1,945.8	1,782.6	1,746.5
____________________

(a)
Selected amounts have been restated to reflect the retrospective application of the adoption of authoritative guidance that requires debt issuance costs in financial statements to be presented as a direct deduction from the carrying value of the associated debt liability rather than as an asset on the balance sheet.

(b)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

OVERVIEW

We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. In periods prior to 2014, we had an Other CNO Business segment comprised of the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that was expected to continue after the completion of the sale. Beginning on January 1, 2014: (i) the overhead expense of CLIC that was expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments; and (ii) there was no longer an Other CNO Business segment.

We measure segment performance by excluding the net loss on the sale of CLIC and gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold on July 1, 2014, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities ("VIEs") ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net loss on the sale of CLIC, gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and PDP products in exchange for a fee.

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

The following summarizes our earnings for the three years ending December 31, 2015 (dollars in millions, except per share data):

	2015	2014	2013
EBIT (a non-GAAP financial measure) (a)
Bankers Life	$369.6	$386.9	$310.5
Washington National	111.5	111.2	140.6
Colonial Penn	5.6	.8	(12.5)
Other CNO Business:
Losses from the long-term care business reinsured effective December 31, 2013	—	—	(8.0)
Overhead expense of CLIC allocated to other segments effective January 1, 2014	—	—	(19.6)
EBIT from business segments continuing after the CLIC sale	486.7	498.9	411.0
Corporate operations, excluding corporate interest expense	(18.9)	(27.6)	2.8
EBIT from operations continuing after the CLIC sale	467.8	471.3	413.8
Corporate interest expense	(45.0)	(43.9)	(51.3)
Operating earnings before taxes	422.8	427.4	362.5
Tax expense on operating income	148.1	150.5	124.3
Net operating income (a)	274.7	276.9	238.2
Earnings of CLIC prior to being sold (net of taxes)	—	15.2	25.5
Net loss on sale of CLIC and gain (loss) on reinsurance transactions (including impact of taxes) (b)	—	(269.7)	(63.3)
Net realized investment gains (losses) (net of related amortization and taxes)	(30.8)	21.4	16.8
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	7.7	(23.4)	23.0
Fair value changes related to agent deferred compensation plan (net of taxes)	9.8	(17.4)	10.2
Loss on extinguishment or modification of debt (net of taxes)	(21.3)	(.4)	(64.0)
Valuation allowance for deferred tax assets and other tax items (b)	32.5	54.9	301.5
Other	(1.9)	(6.1)	(9.9)
Net income	$270.7	$51.4	$478.0
Per diluted share:
Net operating income	$1.41	$1.27	$1.03
Earnings of CLIC prior to being sold (net of taxes)	—	.07	.11
Net loss on sale of CLIC and gain (loss) on reinsurance transactions (including impact of taxes) (b)	—	(1.24)	(.27)
Net realized investment gains (losses) (net of related amortization and taxes)	(.16)	.10	.08
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.04	(.11)	.10
Fair value changes related to agent deferred compensation plan (net of taxes)	.05	(.08)	.04
Loss on extinguishment or modification of debt (net of taxes)	(.11)	—	(.28)
Valuation allowance for deferred tax assets and other tax items (b)	.17	.25	1.29
Other	(.01)	(.02)	(.04)
Net income	$1.39	$.24	$2.06

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the net loss on the sale of CLIC and gain (loss) on reinsurance transactions, including impact of taxes; (ii) the earnings of CLIC prior to being sold on July 1, 2014, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment or modification of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets; and (viii) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

(b)
Increase in valuation allowance of $19.4 million in 2014, related to the expected change in future taxable income following the sale of CLIC, is included in the "net loss on sale of CLIC and gain (loss) on reinsurance transactions (including impact of taxes)".

Our mission is to be the recognized market leader in providing financial security for the protection and retirement needs of middle-income American working families and retirees. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. Specifically, we will focus on the following priorities:

Growth
•Focus on initiatives that drive sales including lead programs, new products, agent recruitment and retention

•	Expand offering middle-market consumers a range of investment and planning solutions

•	Exploring non-organic growth opportunities that are focused on the middle market, fill product gaps, expand our distribution and geographic footprint and/or enhance agent recruiting

Increase profitability and return on equity
•Maintain our strong capital position and favorable financial metrics
•Continue to increase our return on equity

Effectively manage risk and deploy capital
•Active enterprise risk management process
•Continue to cost effectively repurchase our common stock
•Maintain a competitive dividend payout ratio

Further enhance the customer experience and agent productivity
•Completion and implementation of new tools to be used by our distribution force

•	Further development of capabilities for generating and acting on prospect/customer data insights making it easier to sell and deliver service

Reduce long-term care exposure by approximately one-half over the next three to six years
•Drive growth of other lines of business
•Evaluate reinsurance and/or other potential solutions

Continue to invest in talent
•Expanded leadership development programs
•Emphasis on skills and experiences that are aligned with our priorities

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

Investments

At December 31, 2015, the carrying value of our investment portfolio was $24.5 billion.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2015, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.9 million (before taxes and related amortization).

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our Company-owned life insurance policy ("COLI"), which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

Our fixed maturity investments are generally purchased in the context of long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2015, we sold $724.4 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $88.4 million.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2015 as follows: 11 percent in 2016, 10 percent in 2017, 9 percent in 2018, 8 percent in 2019 and 7 percent in 2020.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $(.5) million, $1.0 million and $1.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $269.1 million at December 31, 2015 (including $157.1 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.) The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2014 was a decrease of $921.8 million (including $652.4 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2015, the balance of insurance acquisition costs was $1.8 billion prior to shadow adjustments. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin and are vulnerable to changes in assumptions. In 2014, we were required to establish a $9 million deficiency reserve for the life contingent payout annuities in the Washington National segment. Accordingly, these annuities are not expected to generate future profits and future unfavorable changes to our assumptions will reduce earnings in the period such changes occur.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(15)
5% decrease to assumed mortality	15
15% increase to assumed expenses	(5)
15% decrease to assumed expenses	5
10 basis point decrease to assumed spread	(5)
10 basis point increase to assumed spread	5
10% increase to assumed lapses	(1)
10% decrease to assumed lapses	1
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(55)
20% decrease to assumed surrenders	70
15% increase to assumed expenses	(5)
15% decrease to assumed expenses	5
10 basis point decrease to assumed spread	(30)
10 basis point increase to assumed spread	30
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(125)
50 basis point decrease to investment earnings rate	(85)
5% decrease to assumed mortality	(5)
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2015	2014	2013
Bankers Life:
Medicare supplement (1)	86.3%	82.8%	82.3%
Long-term care (1)	90.4%	91.1%	90.9%
Fixed index annuities (2)	91.2%	90.8%	90.8%
Other annuities (2)	85.1%	85.2%	86.6%
Life (1)	87.3%	87.3%	87.2%
Washington National:
Medicare supplement (1)	83.7%	84.2%	82.4%
Supplemental health (1)	89.0%	88.4%	87.2%
Life (1)	91.8%	92.5%	90.9%
Colonial Penn:
Life (1)	82.6%	83.2%	83.8%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

The following summarizes the components of the reserves related to our long-term care business in our Bankers Life segment as well as the long-term care reserves ceded to BRe as of December 31, 2015 and 2014 (dollars in millions):

	2015	2014
Amounts classified as future policy benefits:
Active life reserves	$3,707.8	$3,634.5
Reserves for the present value of amounts not yet due on claims	1,306.1	1,279.7
Future loss reserves	158.3	120.1
Premium deficiency reserves assuming net unrealized gains had been realized	—	350.9
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	194.1	185.1
Total	5,366.3	5,570.3
Reinsurance receivables	491.0	490.1
Long-term care reserves, net of reinsurance receivables	$4,875.3	$5,080.2

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

With respect to the long-term care block in our Bankers Life segment, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates are generally updated annually. During 2015, we increased the future loss reserves related to our long-term care blocks of business by $38.2 million based on these calculations.

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2014 claim reserve redundancy for long-term care claim reserves in our Bankers Life segment, as measured at December 31, 2015, was $16.2 million.

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  As an example, an increase in the loss ratio of 5 percentage points for claims incurred in 2015 related to our long-term care business in our Bankers Life segment would have resulted in an immediate decrease in our earnings of approximately $25 million.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

We account for these distribution agreements as follows:

•	We recognize fee income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

The following summarizes the fee revenue, net of distribution expenses, earned through these marketing agreements (dollars in millions):

	2015	2014	2013
Fee revenue:
Medicare Advantage contracts	$23.1	$22.4	$16.1
PDP contracts	3.2	3.0	2.3
Total revenue	26.3	25.4	18.4
Distribution expenses	9.4	10.4	7.1
Fee revenue, net of distribution expenses	$16.9	$15.0	$11.3

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

Based on our assessment, it appears more likely than not that $946.6 million of our total deferred tax assets of $1,160.1 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $213.5 million at December 31, 2015. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2015, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to remain flat for two years and then increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income is based on the level of recent normalized taxable income, which was approximately $345 million ($75 million of which relates to non-life taxable income and $270 million relates to life taxable income).

Based on our assessment, we recognized a reduction to the allowance for deferred tax assets of $32.5 million in 2015. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2012	$766.9
Decrease in 2013	(472.1)	(a)
Balance, December 31, 2013	294.8
Decrease in 2014	(48.8)	(b)
Balance, December 31, 2014	246.0
Decrease in 2015	(32.5)	(c)
Balance, December 31, 2015	$213.5
___________________

(a)
The 2013 reduction to the deferred tax valuation allowance primarily resulted from the impact of higher levels of income on projected future taxable income, the expiration of capital loss carryforwards, a settlement with the IRS related to the classification of a portion of the cancellation of indebtedness income and the execution of certain investment trading strategies.

(b)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

(c)	The 2015 reduction to the deferred tax valuation allowance primarily resulted from higher actual and projected non-life income.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.61 percent at December 31, 2015), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2015, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2015, we had $2.6 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") and other uncertain tax positions (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$538.3	$1,922.0	$2,460.3
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	538.3	2,620.1	3,158.4
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$195.4	$2,422.7	$2,618.1

In addition, at December 31, 2015, we had $39.4 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $14.1 million and $15.2 million at December 31, 2015 and 2014, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (dollars in millions):

	Years ended December 31,
	2015	2014

Balance at beginning of year	$228.7	$226.7
Increase based on tax positions taken in prior years	5.5	10.9
Decrease based on tax positions taken in prior years	—	—
Increase based on tax positions taken in the current year	—	—
Decrease in unrecognized tax benefits related to settlements with taxing authorities	—	(8.9)
Balance at end of year	$234.2	$228.7

As of both December 31, 2015 and 2014, $155.4 million of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2015. The liability for accrued interest was $3.2 million and $2.4 million at December 31, 2015 and 2014, respectively.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34.0 million at December 31, 2015.

The IRS has completed the examination for 2004 and 2008 through 2010 and has proposed two adjustments to which we disagree, including the adjustment to classify the loss on our investment in CSHI as a capital loss as described above. The Company is contesting these adjustments through the IRS Appeals Office. Although the resolution of the Appeals could occur in the next 12 months, there is no reasonable basis to estimate the changes in unrecognized tax benefits that may occur. The IRS has also begun an examination of 2011 and 2012. In connection with this exam, we have agreed to extend the statute of limitations to September 10, 2017. The Company’s various state income tax returns are generally open for tax years beginning in 2012, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

Liabilities for Insurance Products

At December 31, 2015, the total balance of our liabilities for insurance products was $22.1 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2015	2014	2013
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$369.6	$386.9	$310.5
Washington National	111.5	111.2	140.6
Colonial Penn	5.6	.8	(12.5)
Corporate operations	(63.9)	(71.5)	(48.5)
Other CNO Business	—	—	(27.6)
	422.8	427.4	362.5
Gain (loss) on reinsurance transactions:
Bankers Life	—	26.1	—
Washington National	—	3.8	—
Other CNO Business	—	—	(98.4)
	—	29.9	(98.4)
Net realized investment gains (losses), net of related amortization:
Bankers Life	(16.7)	7.8	15.1
Washington National	(9.6)	33.9	11.8
Colonial Penn	1.2	1.1	.4
Corporate operations	(22.3)	(9.9)	(1.5)
	(47.4)	32.9	25.8
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	11.7	(35.6)	34.8
Washington National	.2	(.4)	.6
	11.9	(36.0)	35.4
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	4.6	(8.0)	(10.2)
Net revenue pursuant to transition and support services agreements, net of taxes:
Corporate operations	2.5	2.6	—
Fair value changes related to agent deferred compensation plan:
Corporate operations	15.1	(26.8)	15.8
Transition expenses:
Corporate operations	(9.0)	—	—
Loss on extinguishment or modification of debt:
Corporate operations	(32.8)	(.6)	(65.4)
Amounts related to CLIC prior to being sold:
Earnings of CLIC prior to being sold	—	23.4	39.3
Loss on sale of CLIC	—	(269.7)	—
	—	(246.3)	39.3
Income (loss) before income taxes:
Bankers Life	364.6	385.2	360.4
Washington National	102.1	148.5	153.0
Colonial Penn	6.8	1.9	(12.1)
Corporate operations	(105.8)	(114.2)	(109.8)
Other CNO Business	—	—	(126.0)
Amount related to CLIC prior to being sold	—	(246.3)	39.3
Income before income taxes	$367.7	$175.1	$304.8

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the net loss on the sale of CLIC and gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue (expense) pursuant to transition and support services agreements, loss on extinguishment or modification of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the net loss on the sale of CLIC and gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment or modification of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

Bankers Life (dollars in millions)

	2015	2014	2013
Premium collections:
Annuities	$803.0	$782.3	$744.1
Medicare supplement and other supplemental health	1,242.3	1,275.1	1,317.8
Life	446.0	424.9	368.3
Total collections	$2,491.3	$2,482.3	$2,430.2
Average liabilities for insurance products:
Fixed index annuities	$4,075.5	$3,636.7	$3,185.8
Fixed interest annuities	3,487.8	3,845.0	4,137.2
SPIAs and supplemental contracts:
Mortality based	189.5	202.8	221.5
Deposit based	153.8	149.1	156.5
Health:
Long-term care	4,916.2	4,735.4	4,632.2
Medicare supplement	331.0	331.0	332.4
Other health	47.7	47.5	45.4
Life:
Interest sensitive	643.0	564.7	490.4
Non-interest sensitive	941.5	782.1	610.6
Total average liabilities for insurance products, net of reinsurance ceded	$14,786.0	$14,294.3	$13,812.0
Revenues:
Insurance policy income	$1,648.7	$1,651.7	$1,648.7
Net investment income:
General account invested assets	918.7	895.4	854.0
Fixed index products	(34.0)	61.9	151.7
Fee revenue and other income	27.7	29.3	19.0
Total revenues	2,561.1	2,638.3	2,673.4
Expenses:
Insurance policy benefits	1,442.5	1,427.7	1,447.5
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	118.5	127.2	141.9
Cost of options to fund index credits, net of forfeitures	60.3	49.2	47.4
Market value changes credited to policyholders	(32.9)	63.5	151.9
Amortization related to operations	187.1	174.7	187.5
Interest expense on investment borrowings	8.8	7.9	6.7
Other operating costs and expenses	407.2	401.2	380.0
Total benefits and expenses	2,191.5	2,251.4	2,362.9
Income before gain on reinsurance transaction, net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	369.6	386.9	310.5
Gain on reinsurance transaction	—	26.1	—
Net realized investment gains (losses)	(17.2)	8.3	16.3
Amortization related to net realized investment gains (losses)	.5	(.5)	(1.2)
Net realized investment gains (losses), net of related amortization	(16.7)	7.8	15.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	14.9	(47.0)	51.7
Amortization related to fair value changes in embedded derivative liabilities	(3.2)	11.4	(16.9)
Fair value changes in embedded derivative liabilities, net of related amortization	11.7	(35.6)	34.8
Income before income taxes	$364.6	$385.2	$360.4

	2015	2014	2013
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,205.1	$1,190.6	$1,214.0
Benefit ratio (a)	96.3%	92.5%	92.6%
Medicare supplement:
Insurance policy benefits	$536.1	$529.3	$509.0
Benefit ratio (a)	69.6%	68.4%	67.1%
Long-term care:
Insurance policy benefits	$669.0	$656.0	$689.2
Benefit ratio (a)	139.2%	129.7%	129.3%
Interest-adjusted benefit ratio (b)	82.8%	77.2%	80.6%
PDP:
Insurance policy benefits	—%	$5.3	$15.9
Benefit ratio (a)	—%	77.9%	80.5%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $271.2 million, $265.5 million and $259.5 million in 2015, 2014 and 2013, respectively.

The Bankers Life segment included approximately $5.5 million of additional pre-tax earnings in the last six months of 2014 from the recapture of a block of life insurance business previously ceded to Wilton Re.

Total premium collections were $2,491.3 million in 2015, up .4 percent from 2014, and $2,482.3 million in 2014, up 2.1 percent from 2013. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.8 billion in 2015, up 3.4 percent from 2014 and $14.3 billion in 2014, up 3.5 percent from 2013. Such average insurance liabilities for certain long-term care products were increased by $196 million, $126 million and $159 million in 2015, 2014 and 2013, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. In addition, the increase in the non-interest sensitive life reserves in 2014 reflects approximately $155 million of reserves related to the recapture in July 2014 of a block of life insurance business previously ceded to Wilton Re. Excluding the impact of the aforementioned items, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income included premium revenue of $6.8 million and $19.7 million in 2014 and 2013, respectively, related to our PDP quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The PDP premiums collected in 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Net investment income on general account invested assets (which excludes income on policyholder accounts) increased 2.6 percent, to $918.7 million, in 2015 and 4.8 percent, to $895.4 million, in 2014. The increase in net investment income is due to higher general account invested assets resulting from sales and increased persistency of our annuity and health products in recent periods and prepayment income. Prepayment income was $26.6 million, $16.9 million and $13.4 million in 2015, 2014 and 2013, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(34.0) million, $61.9 million and $151.7 million in 2015, 2014 and 2013, respectively. Such amounts were mostly offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $27.7 million, $29.3 million and $19.0 million in 2015, 2014 and 2013, respectively. We recognized fee income of $26.3 million, $25.4 million and $18.4 million in 2015, 2014 and 2013, respectively, pursuant to distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The increase reflects higher sales of third party products by Bankers agents. In 2014, we also received a $3 million settlement from Coventry related to the termination of our PDP quota-share agreement.

Insurance policy benefits fluctuated as a result of the factors summarized below.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

In the fourth quarter of 2015, we completed our comprehensive review of actuarial assumptions. Such review resulted in a decrease in reserves of $21.9 million and a decrease in amortization of $3.9 million primarily reflecting the net impact from changes in assumptions related to mortality, long-term interest rates and the spread earned on fixed index annuities. In the fourth quarter of 2014, our comprehensive review resulted in a decrease to amortization expense of $11 million due to changes in mortality, spread and surrender rate assumptions related to certain annuity and interest-sensitive life products. Such amount was partially offset by $5 million of additional reserves on such products due to the changes in assumptions and refinements to reserving methodologies.

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

Our benefit ratios were 69.6 percent, 68.4 percent and 67.1 percent in 2015, 2014 and 2013, respectively. Our insurance policy benefits in 2015 reflected $1.1 million of unfavorable reserve developments while the benefit ratios in 2014 and 2013 were impacted by the favorable development of prior period claim reserves of approximately $2.3 million and $10.3 million in 2014 and 2013, respectively.  Excluding the effects of prior period claim reserve redundancies and deficiencies, our benefit ratios would have been 69.4 percent, 68.7 percent and 68.5 percent in 2015, 2014 and 2013, respectively. We currently expect the benefit ratio on this Medicare supplement business to be in range of 70 percent to 73 percent during 2016.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 139.2 percent, 129.7 percent and 129.3 percent in 2015, 2014 and 2013, respectively.  The interest-adjusted benefit ratio on this business was 82.8 percent, 77.2 percent and 80.6 percent in 2015, 2014 and 2013, respectively.  The increase in the interest-adjusted benefit ratio in 2015 reflects the impacts of refinements initiated in the first quarter of 2015 used to determine the increase in our future loss reserves. The refinements were not a result of any adjustment to our total expectations of projected profits and losses on the long-term care block, and only impact the timing of the future loss reserve increases. The refinements had no impact on insurance liabilities determined in accordance with statutory accounting principles. The benefit ratio in 2014 reflects $2.8 million of reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner. The benefit ratio in 2013 reflected an out-of-period adjustment of $6.7 million in the first quarter of 2013 and certain refinements to reserving methodologies of $3.5 million in the second quarter of 2013, both of which increased insurance policy benefits. We currently expect the interest-adjusted benefit ratio on this long-term care business to be in the range of 81 percent to 86 percent during 2016, excluding the impacts of rate increase actions. We expect that the impacts of rate increases will favorably impact the interest-adjusted benefit ratio in 2016. Since the insurance product liabilities we establish for the long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $16.2 million, $21.2 million and $17.9 million in 2015, 2014 and 2013, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 142.5 percent, 133.8 percent and 132.7 percent in 2015, 2014 and 2013, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

In 2015, earnings on our long-term care business were favorably impacted by $6.3 million of one-time reserve releases (net of the reduction in insurance intangibles) related to policyholder decisions to surrender or reduce coverage following rate increases. In 2014, the impact of rate increases was not material. In 2013, this segment's earnings were favorably impacted by approximately $4 million (net of the reduction in insurance intangibles) due to rate increase actions.

The insurance policy benefits on our PDP business resulted from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million and $3.8 million in 2014 and 2013, respectively. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". As a result, there was no PDP business recognized in the third and fourth quarters of 2013. The PDP results in 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $118.5 million, $127.2 million and $141.9 million in 2015, 2014 and 2013, respectively. The weighted average crediting rates for these products was 2.8 percent, 2.8 percent and 3.0 percent in 2015, 2014 and 2013, respectively. The average liabilities of the fixed interest annuity block was $3.5 billion, $3.8 billion and $4.1 billion in 2015, 2014 and 2013, respectively. The decrease in the liabilities related to these annuities reflects consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Amortization was impacted in 2015 and 2014 by our comprehensive review of actuarial assumptions discussed above under insurance policy benefits.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $407.2 million in 2015 up 1.5 percent from 2014, and were $401.2 million in 2014, up 5.6 percent from 2013. The increase in commission and agent manager benefits in 2015 reflects the larger in-force block and increased costs associated with the agent deferred compensation plan due to changes in underlying actuarial assumptions. Expenses in 2014 included approximately $9 million of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and were expected to continue after the completion of the sale of CLIC. The increase in operating costs in 2014 from 2013 also reflected additional investments in our business, partially offset by lower legal and regulatory costs. Other operating costs and expenses include the following (dollars in millions):

	2015	2014	2013
Commission expense and agent manager benefits	$64.4	$57.2	$60.0
Other operating expenses	342.8	344.0	320.0
Total	$407.2	$401.2	$380.0

Gain on reinsurance transaction in 2014 resulted from the recapture of life insurance business written by Bankers Life that was reinsured by Wilton Re.

Net realized investment gains (losses) fluctuate each period. During 2015, we recognized $5.5 million of net losses from the sales of investments (primarily fixed maturities) and $11.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($14.0 million, prior to the $2.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, net realized investment gains in this segment included $13.1 million of net gains from the sales of investments (primarily fixed maturities) and $4.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, net realized investment gains in this segment included $22.3 million of net gains from the sales of investments (primarily fixed maturities) and $6.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.5) million, $.5 million and $1.2 million in 2015, 2014 and 2013, respectively.

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

Washington National (dollars in millions)

	2015	2014	2013
Premium collections:
Supplemental health and other health	$547.0	$517.8	$494.4
Medicare supplement	72.6	85.2	101.9
Life	27.7	25.9	26.5
Annuity	2.4	2.6	4.3
Total collections	$649.7	$631.5	$627.1
Average liabilities for insurance products:
Fixed index annuities	$386.0	$421.5	$457.4
Fixed interest annuities	119.1	130.2	147.1
SPIAs and supplemental contracts:
Mortality based	258.4	245.4	248.9
Deposit based	260.5	252.6	245.9
Separate Accounts	5.2	8.5	14.1
Health:
Supplemental health	2,494.0	2,387.9	2,231.0
Medicare supplement	30.9	35.2	38.7
Other health	15.0	14.9	12.3
Life:
Interest sensitive life	151.9	159.4	166.2
Non-interest sensitive life	185.9	192.0	198.8
Total average liabilities for insurance products, net of reinsurance ceded	$3,906.9	$3,847.6	$3,760.4
Revenues:
Insurance policy income	$643.8	$626.0	$621.5
Net investment income:
General account invested assets	256.0	266.5	275.0
Fixed index products	(2.2)	6.3	17.9
Trading account income related to reinsurer accounts	—	1.4	(3.7)
Change in value of embedded derivative related to modified coinsurance agreement	—	(1.4)	3.7
Trading account income related to policyholder accounts	(.2)	3.3	4.0
Fee revenue and other income	1.3	1.1	.9
Total revenues	898.7	903.2	919.3
Expenses:
Insurance policy benefits	528.4	505.7	497.8
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	14.6	14.9	14.7
Cost of options to fund index credits, net of forfeitures	6.3	5.6	6.1
Market value changes credited to policyholders	(2.7)	10.0	22.8
Amortization related to operations	55.2	64.6	64.9
Interest expense on investment borrowings	2.0	1.7	1.9
Other operating costs and expenses	183.4	189.5	170.5
Total benefits and expenses	787.2	792.0	778.7
Income before gain on reinsurance transaction, net realized investment gains and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	111.5	111.2	140.6
Gain on reinsurance transaction	—	3.8	—
Net realized investment gains (losses)	(9.6)	34.4	12.2
Amortization related to net realized investment gains (losses)	—	(.5)	(.4)
Net realized investment gains (losses), net of related amortization	(9.6)	33.9	11.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	.8	(1.5)	2.7
Amortization related to fair value changes in embedded derivative liabilities	(.6)	1.1	(2.1)
Fair value changes in embedded derivative liabilities, net of related amortization	.2	(.4)	.6
Income before income taxes	$102.1	$148.5	$153.0

	2015	2014	2013
Health benefit ratios:
Supplemental health:
Insurance policy benefits	$455.3	$408.7	$378.1
Benefit ratio (a)	84.0%	80.1%	78.5%
Interest-adjusted benefit ratio (b)	59.6%	54.6%	52.3%
Medicare supplement:
Insurance policy benefits	$47.9	$55.2	$66.1
Benefit ratio (a)	65.0%	63.3%	64.6%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $132.6 million, $130.2 million and $126.4 million in 2015, 2014 and 2013, respectively.

Total premium collections were $649.7 million in 2015, up 2.9 percent from 2014, and $631.5 million in 2014, up .7 percent from 2013, driven by sales and higher persistency of the segment's supplemental health block. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3,906.9 million in 2015, up 1.5 percent from 2014, and $3,847.6 million in 2014, up 2.3 percent from 2013, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder and reinsurer accounts) decreased 3.9 percent, to $256.0 million in 2015 and 3.1 percent, to $266.5 million in 2014. As a result of the sale of CLIC, investment income decreased by approximately $3.5 million and $5.2 million in 2015 and 2014, respectively, representing the investment income earned on the invested assets backing a block of health business issued by CLIC and included in the Washington National segment. Subsequent to the sale of CLIC, such business was ceded to Washington National through a modified coinsurance agreement pursuant to which all invested assets related to the insurance block were held by CLIC.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $(2.2) million, $6.3 million and $17.9 million in 2015, 2014 and 2013, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Trading account income related to reinsurer accounts represents the income on trading securities which were held to act as hedges for embedded derivatives related to a modified coinsurance agreement. The income on such trading account securities was designed to substantially offset the change in value of embedded derivatives related to a modified coinsurance agreement. Such trading securities were sold in the second quarter of 2014 in conjunction with the recapture of a modified coinsurance agreement.

Change in value of embedded derivative related to modified coinsurance agreement is described in the note to our consolidated financial statements entitled "Summary of Significant Accounting Policies - Accounting for Derivatives." We transferred a specific block of investments related to this agreement to our trading securities account, which we carried at estimated fair value with changes in such value recognized as trading account income. The change in the value of the embedded derivatives was largely offset by the change in value of the trading securities. In the second quarter of 2014, we recaptured this modified coinsurance agreement and the embedded derivative was eliminated.

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

In the fourth quarter of 2015, we completed our comprehensive annual review of actuarial assumptions. Such review resulted in a $1 million decrease in reserves. In the fourth quarter of 2014, our review of actuarial assumptions resulted in a $10 million increase in reserves primarily related to a closed block of payout annuities due to changes in our interest rate and mortality assumptions for this block.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $86.4 million, $101.8 million and $103.4 million in 2015, 2014 and 2013, respectively. The benefit ratio on these products was 84.0 percent, 80.1 percent and 78.5 percent in 2015, 2014 and 2013, respectively. The interest-adjusted benefit ratio on this supplemental health business was 59.6 percent, 54.6 percent and 52.3 percent in 2015, 2014 and 2013, respectively. In 2015, the insurance margin on these products was reduced by approximately $12 million due to the unfavorable development of prior period incurred claim estimates as further discussed below. After adjusting for this item, the interest-adjusted benefit ratio was 57.3 percent in 2015. We currently expect the interest-adjusted benefit ratio on this supplemental health business to be in the range of 56 percent to 59 percent during 2016.

The unfavorable reserve developments recognized in 2015 were primarily based on the completion of an in-depth review of recent claim trends in the block, including the impact of newer cancer treatments on claims. In recent quarters, we have observed and disclosed increases in insurance policy benefits for our supplemental health products. As these developments emerged, we initiated an in-depth claim review. The review revealed some recent claim trends on certain blocks of supplemental health business that warranted additional analysis. The additional analysis revealed longer and higher treatment patterns for cancer claims than previously recognized in our claim reserving process. An example of changes in cancer treatment we noticed is an increase in the use of expensive oral drugs rather than intravenous chemotherapy. We have also observed an increase in the length of time claimants remain on a treatment regimen. Claim reserves for supplemental health business are developed using data that extends over a time period that is sufficient in an effort to produce credible averages and avoid over-reacting to normal ranges of claim volatility. We believe this approach fully recognizes the new emerging treatment patterns.

In addition, the insurance margin on supplemental health products was reduced by $2.5 million in 2014 related to premium refunds due to the use of a new process to identify changes in the status of insureds in a more timely manner. The benefit ratios on this business can be impacted by changes in the extent to which policyholders convert their current policies to policies with additional benefits, as well as persistency in certain blocks. The benefit ratios reflect a decision we made in 2013 to reduce the commission we pay on certain conversion activity. While we believe this change will improve the longer-term profitability of the block, lower conversions of policies with return-of-premium features that are approaching maturity, results in lower reserve releases. Accordingly, the benefit ratio on this block has increased.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $25.7 million, $31.9 million and $36.2 million in 2015, 2014 and 2013, respectively. Such decrease reflects the run-off of this business as we discontinued new sales of Medicare supplement business in this segment in the fourth quarter of 2012.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $14.6 million, $14.9 million and $14.7 million in 2015, 2014 and 2013, respectively.

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

Interest expense on investment borrowings represents $2.0 million, $1.7 million and $1.9 million of interest expense on collateralized borrowings in 2015, 2014 and 2013, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings".

Other operating costs and expenses were $183.4 million, $189.5 million and $170.5 million in 2015, 2014 and 2013, respectively. Other operating costs and expenses include commission expense of $68.3 million, $64.6 million and $63.1 million in 2015, 2014 and 2013, respectively. The increase in commission expense is consistent with the growth in the supplemental health block. Excluding commission expenses, expenses were down 7.8 percent in 2015 as compared to 2014. Expenses in 2014 included approximately $7 million of overhead expenses that were allocated to the Other CNO Business segment prior to 2014 and were expected to continue after the completion of the sale of CLIC.

Gain on reinsurance transaction of $3.8 million related to the recapture of a modified coinsurance agreement in the second quarter of 2014.

Net realized investment gains (losses) fluctuate each period. During 2015, we recognized $.7 million of net gains from the sales of investments; the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and $3.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.7 million, prior to the $.4 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, net realized investment gains in this segment included $35.8 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and $3.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, net realized investment gains in this segment included $15.9 million of net gains from the sales of investments (primarily fixed maturities) and $3.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil, $.5 million and $.4 million in 2015, 2014 and 2013, respectively.

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

Colonial Penn (dollars in millions)

	2015	2014	2013
Premium collections:
Life	$259.9	$241.7	$227.6
Supplemental health	3.0	3.4	4.1
Total collections	$262.9	$245.1	$231.7
Average liabilities for insurance products:
SPIAs - mortality based	$73.1	$69.6	$73.5
Health:
Medicare supplement	7.7	8.3	9.2
Other health	4.4	4.5	4.7
Life:
Interest sensitive	16.5	17.0	17.5
Non-interest sensitive	670.1	649.8	629.4
Total average liabilities for insurance products, net of reinsurance ceded	$771.8	$749.2	$734.3
Revenues:
Insurance policy income	$263.5	$246.0	$232.1
Net investment income on general account invested assets	43.0	41.7	40.0
Fee revenue and other income	1.0	1.0	.8
Total revenues	307.5	288.7	272.9
Expenses:
Insurance policy benefits	188.3	172.5	165.0
Amounts added to annuity and interest-sensitive life product account balances	.7	.7	.7
Amortization related to operations	14.4	15.3	14.5
Interest expense on investment borrowings	.1	—	—
Other operating costs and expenses	98.4	99.4	105.2
Total benefits and expenses	301.9	287.9	285.4
Income (loss) before net realized investment gains and income taxes	5.6	.8	(12.5)
Net realized investment gains (losses)	1.2	1.1	.4
Income (loss) before income taxes	$6.8	$1.9	$(12.1)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2016 in the range of breakeven to $6 million, but because of the seasonality of the advertising spend, we expect a loss in the $8 million to $10 million range in the first quarter of 2016. The range of earnings we expect to report in 2016 reflects uncertainty related to how the U.S. presidential election will impact the cost of television advertising.

Total premium collections increased 7.3 percent, to $262.9 million, in 2015 and 5.8 percent, to $245.1 million, in 2014. The increases have been driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased in 2015 and 2014 primarily due to the increase in invested assets as a result of growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Although marketing expenses increased by approximately $6 million in 2015, our mix of marketing activities has resulted in a similar increase in the deferral of such acquisition costs. We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuated each period. During 2015, we recognized $1.8 million of net gains from the sales of investments (primarily fixed maturities) and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.9 million, prior to the $.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, we recognized $1.1 million of net gains from the sales of investments (primarily fixed maturities). During 2013, net realized investment gains in this segment included $.6 million of net gains from the sales of investments (primarily fixed maturities) and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Corporate Operations (dollars in millions)

	2015	2014	2013
Corporate operations:
Interest expense on corporate debt	$(45.0)	$(43.9)	$(51.3)
Net investment income (loss):
General investment portfolio	6.9	8.5	5.4
Other special-purpose portfolios:
COLI	(6.4)	(1.3)	15.7
Investments held in a rabbi trust	(.1)	.4	1.3
Investments in certain hedge funds	—	(2.8)	4.9
Other trading account activities	10.9	10.1	12.5
Fee revenue and other income	8.6	6.7	6.2
Interest expense on investment borrowings	(.2)	(.1)	(.1)
Other operating costs and expenses	(38.6)	(49.1)	(43.1)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, fair value changes related to agent deferred compensation plan, transition expenses, loss on extinguishment or modification of debt and income taxes	(63.9)	(71.5)	(48.5)
Net realized investment gains (losses)	(22.3)	(9.9)	(1.5)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	4.6	(8.0)	(10.2)
Net revenue pursuant to transition and support services agreements	2.5	2.6	—
Fair value changes related to agent deferred compensation plan	15.1	(26.8)	15.8
Transition expenses	(9.0)	—	—
Loss on extinguishment or modification of debt	(32.8)	(.6)	(65.4)
Loss before income taxes	$(105.8)	$(114.2)	$(109.8)

Interest expense on corporate debt has been impacted by: (i) the timing and amount of debt repayments in 2015 and 2014, including the debt refinancing transactions, along with the mix of interest rates on the related outstanding borrowings; (ii) the amendment to our credit agreement dated as of September 28, 2012 (as amended by the First Amendment to Credit Agreement dated May 20, 2013, as further amended by the Second Amendment to Credit Agreement dated May 30, 2014, the "Previous Senior Secured Credit Agreement") in May 2013 which reduced the interest rate payable; and (iii) the completion of the cash tender offer (the "Offer") in March 2013 for $59.3 million aggregate principal amount of our 7.0% Senior Debentures due 2016 (the "7.0% Debentures"). Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $888.6 million, $838.2 million and $926.9 million in 2015, 2014 and 2013, respectively. The average interest rate on our debt was 4.7 percent, 4.5 percent and 4.8 percent in 2015, 2014 and 2013, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from COLI equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $1.1 million, $1.7 million and $2.9 million related to the COLI in 2015, 2014 and 2013, respectively. The corporate segment sold all of its investments in hedge funds in the fourth quarter of 2014.

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

Net realized investment gains (losses) often fluctuate each period. During 2015, net realized investment losses in this segment included: (i) $2.0 million of net gains from the sales of investments (including $1.3 million of losses recognized by the VIEs and $3.3 million of net gains on other sales of investments); (ii) a $7.9 million writedown of a legacy investment in a private company that was liquidated; and (iii) $16.4 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. We no longer have any investment exposure to legacy private company investments. During 2014, net realized investment losses in this segment included $9.2 million of net gains from the sales of investments (of which $2.2 million were losses recognized by VIEs) and $19.1 million of writedowns of investments (none of which were recognized by VIEs) due to other-than-temporary declines in value.  During 2013, net realized investment losses in this segment included $.4 million of net losses from the sales of investments (of which $.5 million were losses recognized by VIEs) and $1.1 million of writedowns of investments (all of which were recognized by VIEs) due to other-than-temporary declines in value.

Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate and certain private companies that were acquired in the commutation of an investment made by our Predecessor, net of affiliated amounts. This amount included an $11.3 million gain in 2015 on the dissolution of a VIE. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

Net revenue pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreements subsequent to the sale of CLIC.

Fair value changes related to agent deferred compensation plan related to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan.

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations.

Loss on extinguishment or modification of debt in 2015 of $32.8 million consisted of: (i) $15.0 million related to the write-off of unamortized discount and issuance costs due to the repayment of our Previous Senior Secured Credit Agreement and the 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes"); and (ii) a make-whole redemption premium of $17.8 million due to the repayment of the 6.375% Notes. The loss on extinguishment of debt of $.6 million in 2014 resulted from: (i) expenses related to the amendment of the Previous Senior Secured Credit Agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million. The loss on extinguishment of debt of $65.4 million in 2013 resulted from: (i) the Offer and repurchase of 7.0% Debentures, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs; and (ii) expenses related to the amendment of our Previous Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Previous Senior Secured Credit Agreement. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

Other CNO Business (dollars in millions)

The Other CNO Business segment included the long-term care business that was ceded to BRe effective December 31, 2013, as further described below. This segment also included the overhead expense of CLIC that was expected to continue after the completion of the CLIC sale. The Other CNO Business segment no longer exists, effective January 1, 2014. Beginning on January 1, 2014 the overhead of CLIC that was expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments.

2013
Premium collections:
Long-term care (all renewal)	$23.6

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$467.4

Revenues:
Insurance policy income	$24.1
Net investment income on general account invested assets	33.3
Total revenues	57.4
Expenses:
Insurance policy benefits	59.2
Other operating costs and expenses:
Related to the long-term care business reinsured in 4Q13	6.2
Overhead expense of CLIC expected to continue after the completion of the sale	19.6
Total benefits and expenses	85.0
Loss before loss related to reinsurance transaction and income taxes	(27.6)
Loss related to reinsurance transaction	(98.4)
Loss before income taxes	$(126.0)

2013
Health benefit ratios:
Long-term care:
Insurance policy benefits	$59.2
Benefit ratio (a)	245.7%
Interest-adjusted benefit ratio (b)	131.2%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $27.6 million in 2013.

Loss related to reinsurance transaction resulted from the long-term care business in this segment being ceded under 100% coinsurance agreements effective December 31, 2013. As a result, the long-term care reserves in this segment were ceded to BRe. Pursuant to the agreements, we paid an additional premium of $96.9 million to BRe plus an amount equal to the related net statutory liabilities. The reinsurance receivables related to the agreements are secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements are the responsibility of BRe. We evaluate this block separately to determine whether aggregate liabilities are deficient. We recognized a pre-tax loss of $98.4 million in 2013 to reflect: (i) the known loss (or premium deficiency) on the business, as we will not be recognizing additional income in future periods to recover the unamortized additional premium which will be paid to BRe; and (ii) other transaction costs related to the reinsurance agreements.

Amounts related to CLIC prior to being sold (dollars in millions)

	2014	2013
Premium collections:
Annuities	$.2	$.3
Life	71.0	142.0
Total collections	$71.2	$142.3
Average liabilities for insurance products:
Fixed index annuities	$—	$.6
Fixed interest annuities	—	148.4
SPIAs and supplemental contracts:
Mortality based	—	39.2
Deposit based	—	106.7
Health:
Supplemental health	—	146.9
Medicare supplement	—	2.2
Other health	—	6.7
Life:
Interest sensitive	—	2,317.8
Non-interest sensitive	—	432.1
Total average liabilities for insurance products, net of reinsurance ceded	$—	$3,200.6
Revenues:
Insurance policy income	$106.0	$218.3
Net investment income:
General account invested assets	100.7	210.2
Fixed index products	1.3	7.9
Fee revenue and other income	—	5.1
Total revenues	208.0	441.5
Expenses:
Insurance policy benefits	115.8	239.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	43.2	90.2
Cost of options to fund index credits, net of forfeitures	.8	1.4
Market value changes credited to policyholders	.9	7.9
Amortization related to operations	4.3	8.8
Interest expense on investment borrowings	9.1	19.3
Other operating costs and expenses	13.3	41.0
Total benefits and expenses	187.4	408.2
Income (loss) before net realized investment gains (losses), loss on sale of CLIC and income taxes	20.6	33.3
Net realized investment gains (losses)	2.8	6.0
Amortization related to net realized investment gains (losses)	—	—
Net realized investment gains (losses), net of related amortization	2.8	6.0
Earnings of CLIC prior to being sold	23.4	39.3
Loss on sale of CLIC	(269.7)	—
Income (loss) before income taxes	$(246.3)	$39.3

The information summarized above represents the pre-tax earnings related to the operations of CLIC prior to being sold (which occurred on July 1, 2014) as well as the loss on the sale of CLIC. Operating expenses exclude overhead expense that was expected to continue after the sale of CLIC. Refer to the note to the consolidated financial statements entitled "Sale of Subsidiary" for additional information.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three years ended December 31, 2015:

Business segments - total (dollars in millions)

	2015	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$2,206.3	$2,163.4	$2,147.1
Net investment income and other	1,184.0	1,263.2	1,348.8
Total revenues	3,390.3	3,426.6	3,495.9
Benefits and expenses:
Insurance policy benefits	2,111.1	2,136.4	2,287.9
Amortization	230.8	228.2	236.3
Other expenses	360.4	357.5	358.6
Total benefits and expenses	2,702.3	2,722.1	2,882.8
EBIT from In-Force Business	$688.0	$704.5	$613.1

EBIT from New Business
Revenues:
Insurance policy income	$349.7	$360.3	$379.3
Net investment income and other	27.3	43.3	47.8
Total revenues	377.0	403.6	427.1
Benefits and expenses:
Insurance policy benefits	212.9	240.6	267.1
Amortization	25.9	26.4	30.6
Other expenses	339.5	342.2	331.5
Total benefits and expenses	578.3	609.2	629.2
EBIT from New Business	$(201.3)	$(205.6)	$(202.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$2,556.0	$2,523.7	$2,526.4
Net investment income and other	1,211.3	1,306.5	1,396.6
Total revenues	3,767.3	3,830.2	3,923.0
Benefits and expenses:
Insurance policy benefits	2,324.0	2,377.0	2,555.0
Amortization	256.7	254.6	266.9
Other expenses	699.9	699.7	690.1
Total benefits and expenses	3,280.6	3,331.3	3,512.0
EBIT from In-Force and New Business	$486.7	$498.9	$411.0

Bankers Life (dollars in millions)

	2015	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$1,429.8	$1,411.0	$1,378.0
Net investment income and other	885.1	943.3	976.9
Total revenues	2,314.9	2,354.3	2,354.9
Benefits and expenses:
Insurance policy benefits	1,438.5	1,484.3	1,574.7
Amortization	167.0	153.3	160.9
Other expenses	195.7	184.7	176.7
Total benefits and expenses	1,801.2	1,822.3	1,912.3
EBIT from In-Force Business	$513.7	$532.0	$442.6

EBIT from New Business
Revenues:
Insurance policy income	$218.9	$240.7	$270.7
Net investment income and other	27.3	43.3	47.8
Total revenues	246.2	284.0	318.5
Benefits and expenses:
Insurance policy benefits	149.9	183.3	214.0
Amortization	20.1	21.4	26.6
Other expenses	220.3	224.4	210.0
Total benefits and expenses	390.3	429.1	450.6
EBIT from New Business	$(144.1)	$(145.1)	$(132.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$1,648.7	$1,651.7	$1,648.7
Net investment income and other	912.4	986.6	1,024.7
Total revenues	2,561.1	2,638.3	2,673.4
Benefits and expenses:
Insurance policy benefits	1,588.4	1,667.6	1,788.7
Amortization	187.1	174.7	187.5
Other expenses	416.0	409.1	386.7
Total benefits and expenses	2,191.5	2,251.4	2,362.9
EBIT from In-Force and New Business	$369.6	$386.9	$310.5

Washington National (dollars in millions)

	2015	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$564.5	$552.1	$558.0
Net investment income and other	254.9	277.2	297.8
Total revenues	819.4	829.3	855.8
Benefits and expenses:
Insurance policy benefits	513.2	505.2	514.2
Amortization	50.1	60.0	61.3
Other expenses	135.4	141.2	128.4
Total benefits and expenses	698.7	706.4	703.9
EBIT from In-Force Business	$120.7	$122.9	$151.9

EBIT from New Business
Revenues:
Insurance policy income	$79.3	$73.9	$63.5
Net investment income and other	—	—	—
Total revenues	79.3	73.9	63.5
Benefits and expenses:
Insurance policy benefits	33.4	31.0	27.2
Amortization	5.1	4.6	3.6
Other expenses	50.0	50.0	44.0
Total benefits and expenses	88.5	85.6	74.8
EBIT from New Business	$(9.2)	$(11.7)	$(11.3)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$643.8	$626.0	$621.5
Net investment income and other	254.9	277.2	297.8
Total revenues	898.7	903.2	919.3
Benefits and expenses:
Insurance policy benefits	546.6	536.2	541.4
Amortization	55.2	64.6	64.9
Other expenses	185.4	191.2	172.4
Total benefits and expenses	787.2	792.0	778.7
EBIT from In-Force and New Business	$111.5	$111.2	$140.6

Colonial Penn (dollars in millions)

	2015	2014	2013
EBIT from In-Force Business
Revenues:
Insurance policy income	$212.0	$200.3	$187.0
Net investment income and other	44.0	42.7	40.8
Total revenues	256.0	243.0	227.8
Benefits and expenses:
Insurance policy benefits	159.4	146.9	139.8
Amortization	13.7	14.9	14.1
Other expenses	29.3	31.6	27.7
Total benefits and expenses	202.4	193.4	181.6
EBIT from In-Force Business	$53.6	$49.6	$46.2

EBIT from New Business
Revenues:
Insurance policy income	$51.5	$45.7	$45.1
Net investment income and other	—	—	—
Total revenues	51.5	45.7	45.1
Benefits and expenses:
Insurance policy benefits	29.6	26.3	25.9
Amortization	.7	.4	.4
Other expenses	69.2	67.8	77.5
Total benefits and expenses	99.5	94.5	103.8
EBIT from New Business	$(48.0)	$(48.8)	$(58.7)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$263.5	$246.0	$232.1
Net investment income and other	44.0	42.7	40.8
Total revenues	307.5	288.7	272.9
Benefits and expenses:
Insurance policy benefits	189.0	173.2	165.7
Amortization	14.4	15.3	14.5
Other expenses	98.5	99.4	105.2
Total benefits and expenses	301.9	287.9	285.4
EBIT from In-Force and New Business	$5.6	$.8	$(12.5)

Other CNO Business (dollars in millions)

2013
EBIT from In-Force Business (a)
Revenues:
Insurance policy income	$24.1
Net investment income and other	33.3
Total revenues	57.4
Benefits and expenses:
Insurance policy benefits	59.2
Amortization	—
Other expenses	25.8
Total benefits and expenses	85.0
EBIT from In-Force Business	$(27.6)

_________________________

(a)	All activity in the Other CNO Business segment related to in-force business.

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment (as summarized on page 82) decreased in 2015, consistent with the explanations in the segment's results of operations section, including the impacts of: (i) favorable claim developments in 2014 which did not reoccur in 2015; (ii) higher expenses reflecting investments being made to support future sales growth and expense reductions; partially offset by: (iii) the favorable impacts from our comprehensive annual actuarial review compared to 2014; and (iv) higher prepayment income. The EBIT from in-force business in the Bankers Life segment grew in 2014 primarily due to the growth in the size of the block. The EBIT from new business in the Bankers Life segment reflects new sales.

The EBIT from in-force business in the Washington National segment (as summarized on page 83) fluctuated consistent with the explanations in the segment's results of operations section.

The EBIT from in-force business in the Colonial Penn segment (as summarized on page 84) reflects the growth in the block. The EBIT from new business in the Colonial Penn segment in 2015 and 2014 reflects a modest increase in the deferral of acquisition costs due to a slight shift to deferrable marketing activities. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "A-", "BBB+", "BBB+" and "Baa1", respectively.    For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2015	2014	2013
Premiums collected by product:
Annuities:
Fixed index (first-year)	$706.6	$646.2	$566.8
Other fixed interest (first-year)	89.6	129.1	170.6
Other fixed interest (renewal)	6.8	7.0	6.7
Subtotal - other fixed interest annuities	96.4	136.1	177.3
Total annuities	803.0	782.3	744.1
Health:
Medicare supplement (first-year)	80.3	88.6	92.1
Medicare supplement (renewal)	659.1	654.7	653.2
Subtotal - Medicare supplement	739.4	743.3	745.3
Long-term care (first-year)	16.7	16.8	21.2
Long-term care (renewal)	459.9	483.8	512.8
Subtotal - long-term care	476.6	500.6	534.0
PDP (first year)	—	—	.1
PDP (renewal)	—	6.8	18.1
Subtotal – PDP	—	6.8	18.2
Supplemental health (first-year)	6.1	7.6	8.3
Supplemental health (renewal)	13.1	8.7	1.6
Subtotal – supplemental health	19.2	16.3	9.9
Other health (first-year)	.1	.7	1.3
Other health (renewal)	7.0	7.4	9.1
Subtotal - other health	7.1	8.1	10.4
Total health	1,242.3	1,275.1	1,317.8
Life insurance:
Traditional (fist-year)	83.0	91.6	117.5
Traditional (renewal)	193.9	163.5	125.0
Subtotal - traditional	276.9	255.1	242.5
Interest-sensitive (first-year)	83.3	100.2	65.9
Interest-sensitive (renewal)	85.8	69.6	59.9
Subtotal - interest-sensitive	169.1	169.8	125.8
Total life insurance	446.0	424.9	368.3
Collections on insurance products:
Total first-year premium collections on insurance products	1,065.7	1,080.8	1,043.8
Total renewal premium collections on insurance products	1,425.6	1,401.5	1,386.4
Total collections on insurance products	$2,491.3	$2,482.3	$2,430.2

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 2.6 percent, to $803.0 million in 2015 and 5.1 percent, to $782.3 million, in 2014. Premium collections from our fixed index products were favorably impacted in 2015 and 2014 by the general stock market performance which made these products attractive to certain customers. Premium collections from Bankers Life's other fixed interest annuity products have decreased in recent periods as low new money rates negatively impacted our sales and the overall sales in the fixed rate annuity market.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased .5 percent, to $739.4 million, in 2015 and .3 percent, to $743.3 million, in 2014. In recent periods, we experienced a slight shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for marketing fees.

Premiums collected on Bankers Life's long-term care policies decreased 4.8 percent, to $476.6 million in 2015 and 6.3 percent, to $500.6 million in 2014, reflecting the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

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

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 5.0 percent, to $446.0 million, in 2015 and 15 percent, to $424.9 million, in 2014. Collected premiums in 2015 reflect higher persistency; partially offset by lower first-year premiums including reduced sales of single premium life products.

Washington National (dollars in millions)

	2015	2014	2013
Premiums collected by product:
Health:
Medicare supplement (first-year)	$—	$—	$.3
Medicare supplement (renewal)	72.6	85.2	101.6
Subtotal - Medicare supplement	72.6	85.2	101.9
Supplemental health (first-year)	74.9	72.8	64.7
Supplemental health (renewal)	469.9	442.6	426.6
Subtotal – supplemental health	544.8	515.4	491.3
Other health (first-year)	.2	.2	.2
Other health (renewal)	2.0	2.2	2.9
Subtotal – other health	2.2	2.4	3.1
Total health	619.6	603.0	596.3
Life insurance:
Traditional (fist-year)	.7	.6	.7
Traditional (renewal)	11.4	12.3	12.7
Subtotal - traditional	12.1	12.9	13.4
Interest-sensitive (first-year)	4.3	3.8	3.9
Interest-sensitive (renewal)	11.3	9.2	9.2
Subtotal - interest-sensitive	15.6	13.0	13.1
Total life insurance	27.7	25.9	26.5
Annuities:
Fixed index (first-year)	.1	.2	.4
Fixed index (renewal)	1.8	1.8	3.4
Subtotal - fixed index annuities	1.9	2.0	3.8
Other fixed interest (renewal)	.5	.6	.5
Total annuities	2.4	2.6	4.3
Collections on insurance products:
Total first-year premium collections on insurance products	80.2	77.6	70.2
Total renewal premium collections on insurance products	569.5	553.9	556.9
Total collections on insurance products	$649.7	$631.5	$627.1

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 15 percent, to $72.6 million, in 2015 and 16 percent, to $85.2 million, in 2014 due to the run-off of this block of business. We discontinued new sales of Medicare supplement policies in this segment in the fourth quarter of 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 5.7 percent, to $544.8 million, in 2015 and 4.9 percent, to $515.4 million, in 2014. Such increases are due to new sales in recent periods and steady persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 5.7 percent in 2015 compared to 2014, driven by strong sales and persistency.

Life premiums collected in the Washington National segment increased 6.9 percent, to $27.7 million, in 2015 and decreased 2.3 percent, to $25.9 million, in 2014.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	2015	2014	2013
Premiums collected by product:
Life insurance:
Traditional (fist-year)	$51.5	$45.7	$45.2
Traditional (renewal)	208.2	195.6	182.1
Subtotal - traditional	259.7	241.3	227.3
Interest-sensitive (all renewal)	.2	.4	.3
Total life insurance	259.9	241.7	227.6
Health (all renewal):
Medicare supplement	2.7	3.2	3.7
Other health	.3	.2	.4
Total health	3.0	3.4	4.1
Collections on insurance products:
Total first-year premium collections on insurance products	51.5	45.7	45.2
Total renewal premium collections on insurance products	211.4	199.4	186.5
Total collections on insurance products	$262.9	$245.1	$231.7

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.5 percent, to $259.9 million, in 2015 and 6.2 percent, to $241.7 million, in 2014. Graded benefit life products sold through our direct response marketing channel accounted for $257.6 million, $239.5 million and $225.2 million of collected premiums in 2015, 2014 and 2013, respectively. Premiums collected reflect strong sales in 2015 due to the positive impact from marketing and telesales productivity initiatives, increased lead generation investments and recovery from a weak first quarter of 2014.

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

2013
Premiums collected by product:
Health:
Long-term care (all renewal)	$23.6

The Other CNO Business segment reflected the long-term care premiums collected prior to the reinsurance agreement with BRe effective December 31, 2013. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance" for additional information.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans and policy loans made up 89 percent of our $24.5 billion investment portfolio at December 31, 2015. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2015 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$19,882.9	81%
Equity securities	463.0	2
Mortgage loans	1,721.0	7
Policy loans	109.4	—
Trading securities	262.1	1
Investments held by variable interest entities	1,633.6	7
Company-owned life insurance	158.1	1
Other invested assets	257.0	1
Total investments	$24,487.1	100%
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

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2015 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,104.2	10.6%	$7.6	2.0%
Asset-backed securities	1,852.2	9.3	13.4	3.5
Utilities	1,625.5	8.2	3.3	.9
Commercial mortgage-backed securities	1,605.3	8.1	17.6	4.5
Energy	1,514.1	7.6	160.9	41.4
Insurance	1,403.8	7.1	13.6	3.5
Healthcare/pharmaceuticals	1,270.1	6.4	18.4	4.7
Collateralized mortgage obligations	1,047.4	5.3	1.6	.4
Food/beverage	848.1	4.3	7.1	1.8
Banks	792.8	4.0	5.7	1.5
Cable/media	682.4	3.4	27.4	7.0
Real estate/REITs	627.1	3.2	1.1	.3
Capital goods	464.0	2.3	10.4	2.7
Transportation	423.4	2.1	5.5	1.4
Chemicals	409.8	2.1	13.7	3.5
Telecom	362.6	1.8	7.6	1.9
Aerospace/defense	302.4	1.5	2.1	.5
Building materials	279.7	1.4	2.0	.5
Business services	261.7	1.3	8.1	2.1
Brokerage	243.9	1.2	1.7	.4
Paper	237.1	1.1	2.6	.7
Autos	218.4	1.1	3.6	.9
Metals and mining	213.3	1.1	37.1	9.6
U.S. Treasury and Obligations	194.5	1.0	.3	.1
Other	899.1	4.5	16.1	4.2
Total fixed maturities, available for sale	$19,882.9	100.0%	$388.5	100.0%

At December 31, 2015, the carrying value of the Company's fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $59.4 million and gross unrealized losses of $160.9 million. Although these securities are of high quality (90 percent are rated investment grade) and diversified (81 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2015 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$1.0	$117.9	$26.8	$15.2	$160.9
Metals and mining	2.0	27.3	7.8	—	37.1
Cable/media	—	23.5	3.7	.2	27.4
Healthcare/pharmaceuticals	2.9	14.6	.2	.7	18.4
Commercial mortgage-backed securities	13.3	3.0	1.3	—	17.6
Chemicals	—	12.7	1	—	13.7
Insurance	3.3	10.3	—	—	13.6
Asset-backed securities	3.8	3.4	.6	5.6	13.4
Capital goods	—	8.5	.6	1.3	10.4
Business services	—	1.8	6.3	—	8.1
States and political subdivisions	3.0	.7	—	3.9	7.6
Telecom	—	3.3	.5	3.8	7.6
Food/beverage	.7	6.3	.1	—	7.1
Retail	—	.9	—	5.4	6.3
Banks	1.4	4.3	—	—	5.7
Transportation	—	4.3	—	1.2	5.5
Technology	—	4.6	—	.2	4.8
Autos	—	3.6	.1	—	3.7
Utilities	.1	2.6	—	.6	3.3
Paper	—	2.3	—	.3	2.6
Collateralized debt obligations	1.6	.6	—	—	2.2
Aerospace/defense	.1	—	.1	1.9	2.1
Building materials	—	—	1.7	.3	2.0
Brokerage	.3	1.2	.1	.1	1.7
Collateralized mortgage obligations	.3	.3	.1	.9	1.6
Real estate/REITs	.1	.8	.2	—	1.1
Gaming	—	—	.7	—	.7
Debt securities issued by foreign governments	.1	.5	—	—	.6
United States Treasury securities and obligations of United States government corporations and agencies	.3	—	—	—	.3
Other	.1	.1	1.2	—	1.4
Total fixed maturities, available for sale	$34.4	$259.4	$53.1	$41.6	$388.5

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

Fair Value of Investments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our COLI, which is backed by a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as credit rating, maturity, corporate credit spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by transactions executed in the marketplace.  Financial assets in this category primarily include:  certain publicly registered and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund investments; most short-term investments; and non-exchange-traded derivatives such as call options. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2015 and 2014.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 45 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2015 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,698.1	$170.4	$12,868.5
United States Treasury securities and obligations of United States government corporations and agencies	—	194.5	—	194.5
States and political subdivisions	—	2,104.2	—	2,104.2
Debt securities issued by foreign governments	—	20.7	—	20.7
Asset-backed securities	—	1,816.3	35.9	1,852.2
Collateralized debt obligations	—	186.7	—	186.7
Commercial mortgage-backed securities	—	1,604.2	1.1	1,605.3
Mortgage pass-through securities	—	3.3	.1	3.4
Collateralized mortgage obligations	—	1,047.4	—	1,047.4
Total fixed maturities, available for sale	—	19,675.4	207.5	19,882.9
Equity securities - corporate securities	254.9	176.1	32.0	463.0
Trading securities:
Corporate securities	—	21.5	—	21.5
United States Treasury securities and obligations of United States government corporations and agencies	—	1.9	—	1.9
Asset-backed securities	—	35.5	—	35.5
Collateralized debt obligations	—	2.1	—	2.1
Commercial mortgage-backed securities	—	118.1	39.9	158.0
Collateralized mortgage obligations	—	38.2	—	38.2
Equity securities	4.9	—	—	4.9
Total trading securities	4.9	217.3	39.9	262.1
Investments held by variable interest entities - corporate securities	—	1,633.6	—	1,633.6
Other invested assets - derivatives	1.6	41.0	—	42.6
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$261.4	$21,748.1	$279.4	$22,288.9

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,057.1	$1,057.1

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2015 (dollars in millions):

	December 31, 2015
	Beginning balance as of December 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2015	Amount of total gains (losses) for the year ended December 31, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$365.9	$31.0	$(2.2)	$(19.5)	$37.4	$(242.2)	$170.4	$—
States and political subdivisions	35.5	(35.5)	—	—	—	—	—	—
Asset-backed securities	59.2	6.7	—	(1.4)	—	(28.6)	35.9	—
Collateralized debt obligations	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	1.2	(.1)	—	—	—	—	1.1	—
Mortgage pass-through securities	.4	(.3)	—	—	—	—	.1	—
Total fixed maturities, available for sale	462.2	1.8	(2.2)	(20.9)	37.4	(270.8)	207.5	—
Equity securities - corporate securities	28.0	4.0	—	—	—	—	32.0	—
Trading securities - commercial mortgage-backed securities	28.6	9.5	—	1.8	—	—	39.9	1.8
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,081.5)	(11.9)	36.3	—	—	—	(1,057.1)	36.3

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$62.2	$(31.2)	$—	$—	$31.0
States and political subdivisions	—	(35.5)	—	—	(35.5)
Asset-backed securities	13.7	(7.0)	—	—	6.7
Commercial mortgage-backed securities	—	(.1)	—	—	(.1)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	75.9	(74.1)	—	—	1.8
Equity securities - corporate securities	4.0	—	—	—	4.0
Trading securities - commercial mortgage-backed securities	9.5	—	—	—	9.5
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(137.8)	64.4	(4.0)	65.5	(11.9)

At December 31, 2015, 45 percent of our Level 3 fixed maturities, available for sale, were investment grade and 82 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2015, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$996.1	$1,046.0	5%
AA	1,700.2	1,873.4	10
A	5,215.3	5,687.8	29
BBB+	2,495.9	2,654.9	13
BBB	3,410.7	3,464.1	17
BBB-	2,894.3	2,933.9	15
Investment grade	16,712.5	17,660.1	89
BB+	238.0	233.2	1
BB	312.4	283.6	1
BB-	298.0	292.8	2
B+ and below	1,386.1	1,413.2	7
Below-investment grade	2,234.5	2,222.8	11
Total fixed maturity securities	$18,947.0	$19,882.9	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2015	2014	2013
Weighted average general account invested assets at amortized cost	$21,624.6	$22,939.9	$24,693.2
Net investment income on general account invested assets	1,217.7	1,304.3	1,412.5
Yield earned	5.63%	5.69%	5.72%

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is evaluated primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2015 and 2014, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent and 5.6 percent, respectively, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2015, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2015, our fixed maturity portfolio had $1,324.4 million of unrealized gains and $388.5 million of unrealized losses, for a net unrealized gain of $935.9 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (90 percent of the portfolio); (ii) broker-dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (9 percent of the portfolio).

At December 31, 2015, approximately 9 percent of our invested assets (11 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities typically have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade corporate debt securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2015, our below-investment grade fixed maturity investments had an amortized cost of $2,234.5 million and an estimated fair value of $2,222.8 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2015, we recognized net realized investment losses of $36.6 million, which were comprised of: (i) $1.0 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and (iv) $39.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income). Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

As of December 31, 2015, we had no investments in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was less than $.1 million for the years ended December 31, 2015 and 2014 and $.5 million for the year ended December 31, 2013.

At December 31, 2015, fixed maturity investments included structured securities with an estimated fair value of $4.7 billion (or 24 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2015.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2015 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,387.4	$978.3	$982.3
4 percent – 5 percent	1,363.8	1,289.7	1,300.0
5 percent – 6 percent	1,868.3	1,747.4	1,822.2
6 percent – 7 percent	454.6	419.4	445.2
7 percent – 8 percent	75.0	75.7	82.5
8 percent and above	64.0	63.5	62.8
Total structured securities	$5,213.1	$4,574.0	$4,695.0

The amortized cost and estimated fair value of structured securities at December 31, 2015, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$750.0	$799.8	4.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	187.7	202.4	1.0
Commercial mortgage-backed securities	1,581.6	1,605.3	8.1
Asset-backed securities	1,817.8	1,852.2	9.3
Collateralized debt obligations	188.5	186.7	.9
Other	48.4	48.6	.3
Total structured securities	$4,574.0	$4,695.0	23.6%

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

During 2015, we sold $724.4 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $88.4 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

Other Investments

At December 31, 2015, we held commercial mortgage loan investments with a carrying value of $1,721.0 million (or 7.0 percent of total invested assets) and a fair value of $1,772.4 million. We had no mortgage loans that were in the process of foreclosure at December 31, 2015. During 2015, 2014 and 2013, we recognized nil, $6.8 million and $.8 million, respectively, of impairments on commercial mortgage loans. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 13 percent, 9 percent, 8 percent and 5 percent of the mortgage loan balance were on properties located in California, Texas, Maryland and Florida, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2015 (dollars in millions):

	Number of loans	Carrying value
Retail	123	$474.8
Office building	41	365.3
Multi-family	35	486.5
Industrial	28	242.9
Other	19	151.5
Total commercial mortgage loans	246	$1,721.0

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2015 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	126	$216.3
$5 million but less than $10 million	59	408.8
$10 million but less than $20 million	36	491.5
Over $20 million	25	604.4
Total commercial mortgage loans	246	$1,721.0

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2015 (dollars in millions):

	Number of loans	Carrying value
2016	10	$12.3
2017	19	105.4
2018	29	138.1
2019	23	45.0
2020	10	37.8
after 2020	155	1,382.4
Total commercial mortgage loans	246	$1,721.0

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2015 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$796.2	$828.0	$1,925.0
60% to 70%	503.8	509.6	771.8
Greater than 70% to 80%	326.8	336.9	440.0
Greater than 80% to 90%	89.9	93.0	108.6
Greater than 90%	4.3	4.9	4.3
Total	$1,721.0	$1,772.4	$3,249.7
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2015, we held $262.1 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets also include options backing our fixed index products, COLI, credit default swaps and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2015, we held investments with an amortized cost of $1,679.3 million and an estimated fair value of $1,633.6 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2015 and December 31, 2014, primarily reflect: (i) our net income for 2015; (ii) changes in the fair value of our fixed maturity securities, available for sale; and (iii) payments to repurchase common stock of $365.2 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2015, we increased the carrying value of such investments by $.9 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2015 and December 31, 2014 was as follows (dollars in millions):

	December 31, 2015	December 31, 2014
Total capital:
Corporate notes payable	$911.1	$780.3
Shareholders’ equity:
Common stock	1.8	2.0
Additional paid-in capital	3,386.8	3,732.4
Accumulated other comprehensive income	402.8	825.3
Retained earnings	347.1	128.5
Total shareholders’ equity	4,138.5	4,688.2
Total capital	$5,049.6	$5,468.5

The following table summarizes certain financial ratios as of and for the years ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Book value per common share	$22.49	$23.06
Book value per common share, excluding accumulated other comprehensive income (a)	20.30	19.00
Ratio of earnings to fixed charges	2.59X	1.62X
Debt to total capital ratios:
Corporate debt to total capital	18.0%	14.3%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.6%	16.8%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2015, were as follows (dollars in millions):

		Payment due in
	Total	2016	2017-2018	2019-2020	Thereafter
Insurance liabilities (a)	$54,967.6	$3,522.0	$7,261.6	$6,628.4	$37,555.6
Notes payable (b)	1,251.6	43.6	87.0	500.6	620.4
Investment borrowings (c)	1,630.8	19.5	806.2	730.9	74.2
Borrowings related to variable interest entities (d)	2,115.0	43.6	87.0	87.1	1,897.3
Postretirement plans (e)	277.0	6.6	14.2	15.9	240.3
Operating leases and certain other contractual commitments (f)	229.3	136.5	61.5	22.4	8.9
Total	$60,471.3	$3,771.8	$8,317.5	$7,985.3	$40,396.7

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $22.1 billion included in our consolidated balance sheet as of December 31, 2015. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2015. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2015.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.50 percent.

(f)	Includes amounts related to noncancellable operating leases, sponsorship agreements and commitments to purchase investments.

It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

•	An adverse decision in pending or future litigation.

•	An inability to obtain rate increases on certain of our insurance products.

•	Worse than anticipated claims experience.

•	Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

•	An inability to meet and/or maintain the covenants in our New Revolving Credit Agreement.

•	A significant increase in policy surrender levels.

•	A significant increase in investment defaults.

•	An inability of our reinsurers to meet their financial obligations.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2015, the carrying value of the FHLB common stock was $74.2 million.  As of December 31, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at December 31, 2015, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by Washington National, Bankers Life and Colonial Penn (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2015
$57.7	June 2017	Variable rate – 0.699%
50.0	August 2017	Variable rate – 0.562%
75.0	August 2017	Variable rate – 0.543%
100.0	October 2017	Variable rate – 0.751%
50.0	November 2017	Variable rate – 0.917%
50.0	January 2018	Variable rate – 0.670%
50.0	January 2018	Variable rate – 0.656%
50.0	February 2018	Variable rate – 0.654%
50.0	February 2018	Variable rate – 0.452%
22.0	February 2018	Variable rate – 0.742%
100.0	May 2018	Variable rate – 0.872%
50.0	July 2018	Variable rate – 0.793%
50.0	August 2018	Variable rate – 0.482%
10.0	December 2018	Variable rate – 0.807%
50.0	January 2019	Variable rate – 0.737%
50.0	February 2019	Variable rate – 0.452%
100.0	March 2019	Variable rate – 0.831%
21.8	July 2019	Variable rate – 0.892%
15.0	October 2019	Variable rate – 0.837%
50.0	May 2020	Variable rate – 0.851%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 0.951%
100.0	September 2020	Variable rate – 1.082%
50.0	September 2020	Variable rate – 1.082%
75.0	September 2020	Variable rate – 0.723%
100.0	October 2020	Variable rate – 0.723%
50.0	December 2020	Variable rate – 0.951%
28.2	August 2021	Fixed rate – 2.550%
26.1	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,548.1

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

Our estimated consolidated statutory RBC ratio of 449 percent at December 31, 2015, reflects estimated consolidated statutory operating earnings of $350 million and dividends to the holding company of $265.7 million during 2015.

During 2015, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Washington National, Bankers Conseco Life Insurance Company and Bankers Life were $8.0 million, $11.5 million and $113.7 million, respectively, at December 31, 2015. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2015, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $130.1 million; (ii) fixed income investments of $127.2 million; and (iii) equity securities of $124.9 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2015	2014	2013
Dividends from insurance subsidiaries, net of contributions	$265.7	$174.0	$236.8
Surplus debenture interest	60.6	63.3	63.7
Fees for services provided pursuant to service agreements	70.1	92.5	72.9
Total dividends and other distributions paid by insurance subsidiaries	$396.4	$329.8	$373.4

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In 2015, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $265.7 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 393 percent at December 31, 2015.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2015, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CDOC	Earned surplus (deficit)	Additional information
Bankers Life	$480.0	(a)
Colonial Penn	(297.6)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $155.0 million to CLTX in 2015.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made no capital contributions to its insurance subsidiaries in 2015.

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

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.9 percent at December 31, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 449 percent at December 31, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,735.7 million at December 31, 2015 compared to the minimum requirement of $2,677 million).

In 2015, we also made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal	Interest (a)
2016	$—	$43.6
2017	—	43.5
2018	—	43.5
2019	100.0	42.0
2020	325.0	33.6
2021	500.0	120.4
	$925.0	$326.6
_________________________

(a)	Based on interest rates as of December 31, 2015.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities. In 2015, we repurchased 20.6 million shares of common stock for $365.2 million (including $3.7 million of repurchases settled in the first quarter of 2016) under our securities repurchase program. The Company had remaining repurchase authority of $455.7 million as of December 31, 2015. We currently anticipate repurchasing a total of approximately $275 million to $375 million of our common stock during 2016, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock, acquisition transactions or ceding commissions related to reinsurance transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In 2015, 2014 and 2013, dividends declared and paid on common stock totaled $52.0 million ($0.27 per common share), $51.0 million ($0.24 per common share) and $24.4 million ($0.11 per common share), respectively. In May 2015, the Company increased its quarterly common stock dividend to $0.07 per share from $0.06 per share.

On May 30, 2014, the Company completed an amendment to the Previous Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million received from the sale of CLIC be used to prepay amounts outstanding under the Previous Senior Secured Credit Agreement.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. There were no such borrowings outstanding at December 31, 2015.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2015, approximately 23 percent of our total insurance liabilities, or approximately $5.1 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our investment portfolio as a result of changes in the prepayment rate of various securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

We seek to invest our available funds in a manner that will fund future obligations to policyholders, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) have similar cash flow characteristics with the liabilities they support; (ii) are diversified (including by types of obligors); and (iii) are predominantly investment-grade in quality.

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of risk, investment income and total investment return through active investment management. Accordingly, our portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. From time to time, we invest in securities for trading purposes, although such investments are a relatively small portion of our total portfolio.

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2015, approximately 24 percent of our insurance liabilities had interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 23 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2015, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2015, the estimated duration of our fixed income securities (as modified to reflect payments and potential calls) and the estimated duration of our insurance liabilities were both approximately 8.2 years. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $320 million if interest rates were to increase by 10 percent from their levels at December 31, 2015. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2015, we recognized net realized investment losses of $36.6 million, which were comprised of: (i) $1.0 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and (iv) $39.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income). During 2014, we recognized net realized investment gains of $36.7 million, which were comprised of: (i) $54.4 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and (iv) $27.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2013, we recognized net realized investment gains of $33.4 million, which were comprised of: (i) $51.8 million of net gains from the sales of investments (primarily fixed maturities); (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.8 million; and (iii) $11.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 19, 2016

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2015 and 2014
(Dollars in millions)

ASSETS

	2015	2014

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2015 - $18,947.0; 2014 - $18,408.1)	$19,882.9	$20,634.9
Equity securities at fair value (cost: 2015 - $447.4; 2014 - $400.5)	463.0	419.0
Mortgage loans	1,721.0	1,691.9
Policy loans	109.4	106.9
Trading securities	262.1	244.9
Investments held by variable interest entities	1,633.6	1,367.1
Other invested assets	415.1	443.6
Total investments	24,487.1	24,908.3
Cash and cash equivalents - unrestricted	432.3	611.6
Cash and cash equivalents held by variable interest entities	364.4	68.3
Accrued investment income	237.0	242.9
Present value of future profits	449.0	489.4
Deferred acquisition costs	1,083.3	770.6
Reinsurance receivables	2,859.3	2,991.1
Income tax assets, net	898.8	758.7
Assets held in separate accounts	4.7	5.6
Other assets	309.2	309.4
Total assets	$31,125.1	$31,155.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2015 and 2014
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2015	2014

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,762.3	$10,707.2
Future policy benefits	10,602.1	10,835.4
Liability for policy and contract claims	487.8	468.7
Unearned and advanced premiums	286.3	291.8
Liabilities related to separate accounts	4.7	5.6
Other liabilities	707.8	587.6
Investment borrowings	1,548.1	1,519.2
Borrowings related to variable interest entities	1,676.4	1,271.9
Notes payable – direct corporate obligations	911.1	780.3
Total liabilities	26,986.6	26,467.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2015 - 184,028,511; 2014 - 203,324,458)	1.8	2.0
Additional paid-in capital	3,386.8	3,732.4
Accumulated other comprehensive income	402.8	825.3
Retained earnings	347.1	128.5
Total shareholders' equity	4,138.5	4,688.2
Total liabilities and shareholders' equity	$31,125.1	$31,155.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions, except per share data)

	2015	2014	2013
Revenues:
Insurance policy income	$2,556.0	$2,629.7	$2,744.7
Net investment income (loss):
General account assets	1,203.6	1,301.0	1,405.8
Policyholder and reinsurer accounts and other special-purpose portfolios	30.0	126.4	258.2
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	(8.0)	64.0	45.0
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(42.9)	(27.3)	(11.6)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.0	—	—
Net impairment losses recognized	(39.9)	(27.3)	(11.6)
Gain on dissolution of a variable interest entity	11.3	—	—
Total realized gains (losses)	(36.6)	36.7	33.4
Fee revenue and other income	58.9	50.9	34.0
Total revenues	3,811.9	4,144.7	4,476.1
Benefits and expenses:
Insurance policy benefits	2,308.3	2,586.2	2,839.7
Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	9.0	239.8	98.4
Interest expense	94.9	92.8	105.3
Amortization	260.0	247.4	296.3
Loss on extinguishment or modification of debt	32.8	.6	65.4
Other operating costs and expenses	739.2	802.8	766.2
Total benefits and expenses	3,444.2	3,969.6	4,171.3
Income before income taxes	367.7	175.1	304.8
Income tax expense (benefit):
Tax expense on period income	129.5	159.2	128.3
Valuation allowance for deferred tax assets and other tax items	(32.5)	(35.5)	(301.5)
Net income	$270.7	$51.4	$478.0
Earnings per common share:
Basic:
Weighted average shares outstanding	193,054,000	212,917,000	221,628,000
Net income	$1.40	$.24	$2.16
Diluted:
Weighted average shares outstanding	195,166,000	217,655,000	232,702,000
Net income	$1.39	$.24	$2.06

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	2015	2014	2013
Net income	$270.7	$51.4	$478.0
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(1,337.6)	942.9	(1,627.4)
Amortization of present value of future profits and deferred acquisition costs	157.9	(113.5)	175.2
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	495.3	(624.6)	774.2
Reclassification adjustments:
For net realized investment (gains) losses included in net income	29.6	(59.0)	(39.8)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	(.5)	1.0	1.6
Unrealized gains (losses) on investments	(655.3)	146.8	(716.2)
Change related to deferred compensation plan	(.1)	(1.4)	.8
Other comprehensive income (loss) before tax	(655.4)	145.4	(715.4)
Income tax (expense) benefit related to items of accumulated other comprehensive income	232.9	(51.9)	249.8
Other comprehensive income (loss), net of tax	(422.5)	93.5	(465.6)
Comprehensive income	$(151.8)	$144.9	$12.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance, December 31, 2012	$4,176.9	$1,197.4	$(325.0)	$5,049.3
Net income	—	—	478.0	478.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $248.7)	—	(463.7)	—	(463.7)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.1)	—	(1.9)	—	(1.9)
Extinguishment of beneficial conversion feature related to the repurchase of convertible debentures	(12.6)	—	—	(12.6)
Cost of common stock repurchased	(118.4)	—	—	(118.4)
Dividends on common stock	—	—	(24.6)	(24.6)
Conversion of convertible debentures	24.9	—	—	24.9
Stock options, restricted stock and performance units	24.2	—	—	24.2
Balance, December 31, 2013	4,095.0	731.8	128.4	4,955.2
Net income	—	—	51.4	51.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $52.3)	—	94.2	—	94.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.4)	—	(.7)	—	(.7)
Cost of common stock and warrants repurchased	(376.5)	—	—	(376.5)
Dividends on common stock	—	—	(51.3)	(51.3)
Stock options, restricted stock and performance units	15.9	—	—	15.9
Balance, December 31, 2014	3,734.4	825.3	128.5	4,688.2
Net income	—	—	270.7	270.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $231.7)	—	(420.4)	—	(420.4)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.2)	—	(2.1)	—	(2.1)
Cost of common stock repurchased	(365.2)	—	—	(365.2)
Dividends on common stock	—	—	(52.1)	(52.1)
Stock options, restricted stock and performance units	19.4	—	—	19.4
Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	2015	2014		2013
Cash flows from operating activities:
Insurance policy income	$2,423.4	$2,407.9		$2,464.9
Net investment income	1,205.9	1,279.0		1,387.7
Fee revenue and other income	58.9	50.9		34.0
Insurance policy benefits	(1,879.4)	(1,968.4)		(2,093.8)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)		—
Interest expense	(90.0)	(81.7)		(95.9)
Deferrable policy acquisition costs	(246.4)	(242.8)		(222.8)
Other operating costs	(724.4)	(728.8)		(745.7)
Taxes	(4.1)	(4.0)		(8.0)
Net cash from operating activities	743.9	121.8	(a)	720.4
Cash flows from investing activities:
Sales of investments	2,177.6	2,090.0		2,315.8
Maturities and redemptions of investments	1,853.4	1,618.2		2,491.9
Purchases of investments	(4,767.2)	(3,731.6)		(5,367.1)
Net sales (purchases) of trading securities	(12.3)	4.9		30.0
Change in cash and cash equivalents held by variable interest entities	(296.1)	36.0		(50.1)
Cash and cash equivalents held by subsidiary prior to being sold	—	(164.7)		—
Proceeds from sale of subsidiary	—	231.0		—
Other	(25.0)	(27.5)		(23.0)
Net cash provided (used) by investing activities	(1,069.6)	56.3		(602.5)
Cash flows from financing activities:
Issuance of notes payable, net	910.0	—		—
Payments on notes payable	(797.1)	(62.9)		(126.9)
Expenses related to extinguishment or modification of debt	(17.8)	(.6)		(61.6)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—	—		(12.6)
Issuance of common stock	6.3	5.0		15.1
Payments to repurchase common stock and warrants	(361.5)	(376.5)		(118.4)
Common stock dividends paid	(52.0)	(51.0)		(24.4)
Amounts received for deposit products	1,241.9	1,295.4		1,298.1
Withdrawals from deposit products	(1,225.0)	(1,347.3)		(1,464.4)
Issuance of investment borrowings:
Federal Home Loan Bank	475.0	350.0		500.0
Related to variable interest entities	544.7	358.5		376.3
Payments on investment borrowings:
Federal Home Loan Bank	(425.7)	(367.7)		(250.5)
Related to variable interest entities and other	(132.0)	(88.8)		(132.1)
Investment borrowings - repurchase agreements, net	(20.4)	20.4		—
Net cash provided (used) by financing activities	146.4	(265.5)		(1.4)
Net increase (decrease) in cash and cash equivalents	(179.3)	(87.4)		116.5
Cash and cash equivalents, beginning of year	611.6	699.0		582.5
Cash and cash equivalents, end of year	$432.3	$611.6		$699.0
______________________

(a)	Cash flows from operating activities reflect outflows in 2014 due to the payment to reinsurer to transfer certain long-term care business.

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life").  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plan ("PDP") products in exchange for a fee.

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

As further described in the note to the consolidated financial statements entitled "Sale of Subsidiary", we sold Conseco Life Insurance Company ("CLIC") on July 1, 2014. The business of CLIC primarily related to traditional and interest-sensitive life products. In periods prior to 2014, we had an Other CNO Business segment comprised of the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that was expected to continue after the completion of the sale. Beginning on January 1, 2014: (i) the overhead expense of CLIC that was expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments; and (ii) there was no longer an Other CNO Business segment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); and (iii) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method; and promissory notes, which are accounted for using the cost method. In accounting for limited partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period.

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

Prior to its termination in August 2013, we had a quota-share reinsurance agreement with Coventry Health Care ("Coventry") that provided Bankers Life with 50 percent of the net premiums and related policy benefits of certain PDP business sold through Bankers Life's career agency force. We accounted for the quota-share agreement as follows:

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

The cost of reinsurance ceded totaled $133.6 million, $176.7 million and $212.1 million in 2015, 2014 and 2013, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $167.7 million, $195.3 million and $196.2 million in 2015, 2014 and 2013, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $38.5 million, $35.0 million and $37.4 million in 2015, 2014 and 2013, respectively.  Reinsurance premiums included amounts assumed pursuant to marketing and quota-share agreements with Coventry of $6.8 million and $19.7 million, in 2014 and 2013 respectively. As further described above, we received a notice of Coventry's intent to terminate the PDP quota-share reinsurance agreement in August 2013. The premiums collected from Coventry in 2014 represented adjustments to premiums

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

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

At December 31, 2015, our valuation allowance for our net deferred tax assets was $213.5 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

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

At December 31, 2015, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $76.9 million (classified as other invested assets).  At December 31, 2015, we had unfunded commitments to these partnerships of $82.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment borrowings

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2015, the carrying value of the FHLB common stock was $74.2 million.  As of December 31, 2015, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at December 31, 2015, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by Washington National, Bankers Life and Colonial Penn (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2015
$57.7	June 2017	Variable rate – 0.699%
50.0	August 2017	Variable rate – 0.562%
75.0	August 2017	Variable rate – 0.543%
100.0	October 2017	Variable rate – 0.751%
50.0	November 2017	Variable rate – 0.917%
50.0	January 2018	Variable rate – 0.670%
50.0	January 2018	Variable rate – 0.656%
50.0	February 2018	Variable rate – 0.654%
50.0	February 2018	Variable rate – 0.452%
22.0	February 2018	Variable rate – 0.742%
100.0	May 2018	Variable rate – 0.872%
50.0	July 2018	Variable rate – 0.793%
50.0	August 2018	Variable rate – 0.482%
10.0	December 2018	Variable rate – 0.807%
50.0	January 2019	Variable rate – 0.737%
50.0	February 2019	Variable rate – 0.452%
100.0	March 2019	Variable rate – 0.831%
21.8	July 2019	Variable rate – 0.892%
15.0	October 2019	Variable rate – 0.837%
50.0	May 2020	Variable rate – 0.851%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 0.951%
100.0	September 2020	Variable rate – 1.082%
50.0	September 2020	Variable rate – 1.082%
75.0	September 2020	Variable rate – 0.723%
100.0	October 2020	Variable rate – 0.723%
50.0	December 2020	Variable rate – 0.951%
28.2	August 2021	Fixed rate – 2.550%
26.1	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,548.1

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2015, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.7 million.

Interest expense of $10.9 million, $18.7 million and $27.9 million in 2015, 2014 and 2013, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy as further discussed in the note to the consolidated financial statements entitled

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

"Derivatives". These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. There were no such borrowings outstanding at December 31, 2015. We had $20.4 million of such borrowings outstanding at December 31, 2014.

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

Multibucket Annuity Products

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $37.5 million and $43.4 million related to multibucket annuity products as of December 31, 2015 and 2014, respectively.

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.8 million, $5.1 million and $5.0 million during 2015, 2014 and 2013, respectively.  Amounts amortized totaled $13.8 million, $12.4 million and $22.9 million during

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

2015, 2014 and 2013, respectively.  The unamortized balance of deferred sales inducements was $57.4 million and $67.4 million at December 31, 2015 and 2014, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.9 million and $1.5 million at December 31, 2015 and 2014, respectively.

Out-of-Period Adjustments

In 2014, we recorded the net effect of an out-of-period adjustment related to the calculation of incentive compensation accruals which increased other operating costs and expenses by $2.4 million, decreased tax expense by $.8 million and decreased our net income by $1.6 million (or 1 cent per diluted share). In 2013 we recorded the net effect of out-of-period adjustments which increased our insurance policy benefits by $4.7 million, increased amortization expense by $2.1 million, increased other operating costs and expenses by $1.5 million, decreased tax expense by $.7 million and decreased our net income by $7.6 million (or 3 cents per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

In January 2016, the FASB issued authoritative guidance related to the recognition and measurement of financial assets and financial liabilities which made targeted improvements to GAAP as follows:

(i)
Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(ii)
Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

(iii)
Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

(iv)	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

(v)
Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

(vi)
Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

(vii)	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the guidance is not permitted; except that item (v) above is permitted to be adopted early as of the beginning of the fiscal year of adoption.

An entity should apply the amendments in the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The Company is currently assessing the impact the guidance will have upon adoption.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Adopted Accounting Standards

In April 2014, the FASB issued authoritative guidance changing the criteria for reporting discontinued operations. Under the revised guidance, only disposals of a component or a group of components, including those classified as held for sale, which represent a strategic shift that has or will have a major effect on a company's operations and financial results will be reported as discontinued operations. The guidance was effective prospectively for new disposals occurring after January 1, 2015.

In June 2014, the FASB issued authoritative guidance on the accounting and disclosure of repurchase-to-maturity transactions and repurchase financings. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase financing arrangement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in the repurchase agreement accounted for as a secured borrowing. The new guidance was effective beginning on January 1, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued authoritative guidance which requires debt issuance costs in financial statements to be presented as a direct deduction from the carrying value of the associated debt liability rather than as an asset on the balance sheet. This guidance is effective beginning January 1, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2015. The adoption of this guidance resulted in a change in presentation on our balance sheet but did not have any impact on our operating results or cash flows. The impact of adoption on prior periods is as follows (dollars in millions):

	December 31, 2014
	As originally reported	Effect of adoption	As adjusted

Other assets	$337.7	$(28.3)	$309.4
Total assets	31,184.2	(28.3)	31,155.9

Borrowings related to variable interest entities	1,286.1	(14.2)	1,271.9
Notes payable - direct corporate obligations	794.4	(14.1)	780.3
Total liabilities	26,496.0	(28.3)	26,467.7

In May 2015, the FASB issued authoritative guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. A reporting entity should apply the guidance retrospectively to all periods presented. The Company elected to early adopt this guidance as of December 31, 2015, and has removed certain investments that are measured using the net asset value per share practical expedient from the fair value hierarchy in all periods presented in our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2015, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$11,477.5	$929.4	$(262.9)	$12,144.0	$—
United States Treasury securities and obligations of United States government corporations and agencies	172.5	22.3	(.3)	194.5	—
States and political subdivisions	1,889.6	208.6	(3.7)	2,094.5	—
Debt securities issued by foreign governments	18.9	—	(.6)	18.3	—
Asset-backed securities	979.8	22.1	(7.2)	994.7	—
Collateralized debt obligations	188.5	.4	(2.2)	186.7	—
Commercial mortgage-backed securities	1,531.7	41.3	(16.3)	1,556.7	—
Mortgage pass-through securities	3.1	.3	—	3.4	—
Collateralized mortgage obligations	450.9	17.0	(.6)	467.3	—
Total investment grade fixed maturities, available for sale	16,712.5	1,241.4	(293.8)	17,660.1	—
Below-investment grade (a):
Corporate securities	798.5	8.3	(82.3)	724.5	—
States and political subdivisions	13.6	—	(3.9)	9.7	(3.0)
Debt securities issued by foreign governments	2.4	—	—	2.4	—
Asset-backed securities	838.0	25.7	(6.2)	857.5	—
Commercial mortgage-backed securities	49.9	—	(1.3)	48.6	—
Collateralized mortgage obligations	532.1	49.0	(1.0)	580.1	(1.9)
Total below-investment grade fixed maturities, available for sale	2,234.5	83.0	(94.7)	2,222.8	(4.9)
Total fixed maturities, available for sale	$18,947.0	$1,324.4	$(388.5)	$19,882.9	$(4.9)
Equity securities	$447.4	$18.4	$(2.8)	$463.0
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2015 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,491.4	$10,238.7	51.5%
2	8,609.3	8,876.1	44.6
3	591.4	547.4	2.8
4	187.4	160.0	.8
5	53.7	50.8	.3
6	13.8	9.9	—
	$18,947.0	$19,882.9	100.0%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2015 and 2014, were as follows (dollars in millions):

	2015	2014
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.6	$5.3
Net unrealized gains on all other investments	903.4	2,207.7
Adjustment to present value of future profits (a)	(121.2)	(149.9)
Adjustment to deferred acquisition costs	(133.3)	(390.5)
Adjustment to insurance liabilities	(14.6)	(381.4)
Unrecognized net loss related to deferred compensation plan	(8.6)	(8.5)
Deferred income tax liabilities	(224.5)	(457.4)
Accumulated other comprehensive income	$402.8	$825.3
________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2015, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(109.3) million, $(33.2) million, $(14.6) million and $55.8 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

Below-Investment Grade Securities

At December 31, 2015, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,234.5 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,222.8 million, or 99 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$265.0	$268.9
Due after one year through five years	2,246.2	2,389.1
Due after five years through ten years	1,755.7	1,824.5
Due after ten years	10,106.1	10,705.4
Subtotal	14,373.0	15,187.9
Structured securities	4,574.0	4,695.0
Total fixed maturities, available for sale	$18,947.0	$19,882.9

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2015	2014	2013
General account assets:
Fixed maturities	$1,090.1	$1,175.8	$1,290.3
Equity securities	18.3	13.9	7.0
Mortgage loans	91.4	104.2	96.3
Policy loans	7.3	11.0	17.3
Other invested assets	17.4	17.1	14.4
Cash and cash equivalents	.8	.6	.5
Policyholder and reinsurer accounts and other special-purpose portfolios:
Trading securities (a)	10.7	14.8	12.8
Options related to fixed index products:
Option income	36.5	118.9	77.4
Change in value of options	(72.7)	(49.4)	100.1
Other special-purpose portfolios	55.5	42.1	67.9
Gross investment income	1,255.3	1,449.0	1,684.0
Less investment expenses	21.7	21.6	20.0
Net investment income	$1,233.6	$1,427.4	$1,664.0
_________________

(a)
Changes in the estimated fair value for trading securities still held as of the end of the respective years and included in net investment income were $.4 million, $3.4 million and $.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

There were no fixed maturity investments or mortgage loans not accruing investment income at both at December 31, 2015 and 2014.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2015	2014	2013
Fixed maturity securities, available for sale:
Gross realized gains on sale	$95.7	$64.4	$57.7
Gross realized losses on sale	(88.4)	(13.0)	(11.4)
Impairments:
Total other-than-temporary impairment losses	(17.9)	—	(7.1)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.0	—	—
Net impairment losses recognized	(14.9)	—	(7.1)
Net realized investment gains (losses) from fixed maturities	(7.6)	51.4	39.2
Equity securities	3.7	10.1	4.8
Commercial mortgage loans	(2.3)	(.1)	(1.1)
Impairments of mortgage loans and other investments	(25.0)	(27.3)	(4.5)
Gain on dissolution of a variable interest entity	11.3	—	—
Other (a)	(16.7)	2.6	(5.0)
Net realized investment gains (losses)	$(36.6)	$36.7	$33.4
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and still held as of the end of the respective periods) were $(9.2) million, $7.8 million and $(3.0) million for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, we recognized net realized investment losses of $36.6 million, which were comprised of: (i) $1.0 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and (iv) $39.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

During 2015, a VIE that was required to be consolidated was dissolved. A gain of $11.3 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

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

At December 31, 2015, there were no of fixed maturity securities in default or considered nonperforming.

During 2015, the $88.4 million of realized losses on sales of $724.4 million of fixed maturity securities, available for sale, primarily related to various corporate securities (including $59.7 million related to sales of investments in the energy

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

sector). Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During 2015, we recognized $39.9 million of impairment losses recorded in earnings which included: (i) $10.2 million of writedowns on fixed maturities in the energy sector; (ii) $16.4 million of writedowns on commercial bank loans held by VIEs; (iii) $5.4 million of writedowns on other investments (primarily fixed maturities); and (iv) a $7.9 million writedown of a legacy investment in a private company that was liquidated. We no longer have any exposure to legacy private companies related to investments acquired by our Predecessor. Factors considered in determining the writedowns of investments in 2015 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

During 2014, the $13.0 million of realized losses on sales of $233.7 million of fixed maturity securities, available for sale, included:  (i) $.7 million of losses related to the sales of securities issued by state and political subdivisions; and (ii) $12.3 million of additional losses primarily related to various corporate securities.

During 2014, we recognized $27.3 million of impairment losses recorded in earnings which included:  (i) a $6.8 million writedown of commercial mortgage loans as a result of our intent to sell the loans; (ii) $19.1 million of impairments related to two legacy private company investments where earnings and cash flows had not met the expectations assumed in our previous valuations; and (iii) $1.4 million of losses on other investments following unforeseen issue-specific events or conditions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments sold at a loss during 2015 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	12	$38.7	$24.5
Greater than or equal to 6 months and less than 12 months prior to sale	2	16.9	9.5
	14	$55.6	$34.0

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2015, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.9 million (before taxes and related amortization).

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year ended
	December 31,
	2015	2014	2013
Credit losses on fixed maturity securities, available for sale, beginning of period	$(1.0)	$(1.3)	$(1.6)
Add: credit losses on other-than-temporary impairments not previously recognized	(2.0)	—	—
Less: credit losses on securities sold	.4	.3	.3
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(2.6)	$(1.0)	$(1.3)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$20.7	$20.7
Due after one year through five years	358.7	343.8
Due after five years through ten years	464.3	426.4
Due after ten years	2,938.4	2,637.5
Subtotal	3,782.1	3,428.4
Structured securities	1,916.4	1,881.6
Total	$5,698.5	$5,310.0

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2015 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	22	$172.8	$(50.3)	$122.5
Greater than or equal to 6 months and less than 12 months	2	23.0	(9.8)	13.2
Greater than 12 months (a)	1	18.2	(6.1)	12.1
		$214.0	$(66.2)	$147.8
________________

(a)
With respect to the security which has been in an unrealized position for greater than 12 months, we have analyzed the issuer's financial performance and determined we expect to recover the entire amortized cost.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2015 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$43.6	$(.3)	$—	$—	$43.6	$(.3)
States and political subdivisions	156.8	(4.1)	14.8	(3.5)	171.6	(7.6)
Debt securities issued by foreign governments	20.7	(.6)	—	—	20.7	(.6)
Corporate securities	2,913.6	(255.7)	278.9	(89.5)	3,192.5	(345.2)
Asset-backed securities	930.3	(11.7)	98.4	(1.7)	1,028.7	(13.4)
Collateralized debt obligations	96.2	(1.8)	36.3	(.4)	132.5	(2.2)
Commercial mortgage-backed securities	556.0	(16.1)	25.7	(1.5)	581.7	(17.6)
Mortgage pass-through securities	—	—	.1	—	.1	—
Collateralized mortgage obligations	97.8	(1.0)	40.8	(.6)	138.6	(1.6)
Total fixed maturities, available for sale	$4,815.0	$(291.3)	$495.0	$(97.2)	$5,310.0	$(388.5)
Equity securities	$140.1	$(2.4)	$2.4	$(.4)	$142.5	$(2.8)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Based on management's current assessment of investments with unrealized losses at December 31, 2015, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2015 fixed maturity investments included structured securities with an estimated fair value of $4.7 billion (or 24 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2015.

For purchased credit impaired securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is accreted into net investment income over the securities’ remaining lives on a level-yield basis. Subsequently, effective yields recognized on purchased credit impaired securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes. Significant decreases in expected cash flows arising from credit events would result in impairment if such security's fair value is below amortized cost.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2015 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,387.4	$978.3	$982.3
4 percent – 5 percent	1,363.8	1,289.7	1,300.0
5 percent – 6 percent	1,868.3	1,747.4	1,822.2
6 percent – 7 percent	454.6	419.4	445.2
7 percent – 8 percent	75.0	75.7	82.5
8 percent and above	64.0	63.5	62.8
Total structured securities	$5,213.1	$4,574.0	$4,695.0

The amortized cost and estimated fair value of structured securities at December 31, 2015, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$750.0	$799.8	4.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	187.7	202.4	1.0
Commercial mortgage-backed securities	1,581.6	1,605.3	8.1
Asset-backed securities	1,817.8	1,852.2	9.3
Collateralized debt obligations	188.5	186.7	.9
Other	48.4	48.6	.3
Total structured securities	$4,574.0	$4,695.0	23.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Commercial Mortgage Loans

At December 31, 2015, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 13 percent, 9 percent, 8 percent and 5 percent of the mortgage loan balance were on properties located in California, Texas, Maryland and Florida, respectively. No other state comprised greater than five percent of the mortgage loan balance. None of the commercial mortgage loan balance was noncurrent at December 31, 2015. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans.

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2015 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$796.2	$828.0	$1,925.0
60% to 70%	503.8	509.6	771.8
Greater than 70% to 80%	326.8	336.9	440.0
Greater than 80% to 90%	89.9	93.0	108.6
Greater than 90%	4.3	4.9	4.3
Total	$1,721.0	$1,772.4	$3,249.7
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $38.2 million and $42.3 million at December 31, 2015 and 2014, respectively.

CNO had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2015 and 2014.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

4. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, cash and cash equivalents, separate account assets and embedded derivatives.  We carry our COLI, which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans and policy loans, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

•
Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as credit rating, maturity, corporate credit spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by transactions executed in the marketplace.  Financial assets in this category primarily include:  certain publicly registered and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; certain mutual fund investments; most short-term investments; and non-exchange-traded derivatives such as call options. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

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

The Company elected to early adopt authoritative guidance that removed the requirement to categorize within the fair value hierarchy certain investments for which fair value is measured using the net asset value per share practical expedient. Accordingly, certain alternative investments classified as other invested assets with a carrying value of $92.7 million and $102.8 million as of December 31, 2015 and 2014, respectively, have not been classified in the fair value hierarchy.

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2015 and 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 45 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2015 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,698.1	$170.4	$12,868.5
United States Treasury securities and obligations of United States government corporations and agencies	—	194.5	—	194.5
States and political subdivisions	—	2,104.2	—	2,104.2
Debt securities issued by foreign governments	—	20.7	—	20.7
Asset-backed securities	—	1,816.3	35.9	1,852.2
Collateralized debt obligations	—	186.7	—	186.7
Commercial mortgage-backed securities	—	1,604.2	1.1	1,605.3
Mortgage pass-through securities	—	3.3	.1	3.4
Collateralized mortgage obligations	—	1,047.4	—	1,047.4
Total fixed maturities, available for sale	—	19,675.4	207.5	19,882.9
Equity securities - corporate securities	254.9	176.1	32.0	463.0
Trading securities:
Corporate securities	—	21.5	—	21.5
United States Treasury securities and obligations of United States government corporations and agencies	—	1.9	—	1.9
Asset-backed securities	—	35.5	—	35.5
Collateralized debt obligations	—	2.1	—	2.1
Commercial mortgage-backed securities	—	118.1	39.9	158.0
Collateralized mortgage obligations	—	38.2	—	38.2
Equity securities	4.9	—	—	4.9
Total trading securities	4.9	217.3	39.9	262.1
Investments held by variable interest entities - corporate securities	—	1,633.6	—	1,633.6
Other invested assets - derivatives	1.6	41.0	—	42.6
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$261.4	$21,748.1	$279.4	$22,288.9

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,057.1	$1,057.1

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2015
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,772.4	$1,772.4	$1,721.0
Policy loans	—	—	109.4	109.4	109.4
Other invested assets:
Company-owned life insurance	—	158.1	—	158.1	158.1
Cash and cash equivalents:
Unrestricted	432.3	—	—	432.3	432.3
Held by variable interest entities	364.4	—	—	364.4	364.4
Liabilities:
Policyholder account balances	—	—	10,762.3	10,762.3	10,762.3
Investment borrowings	—	1,549.8	—	1,549.8	1,548.1
Borrowings related to variable interest entities	—	1,673.6	—	1,673.6	1,676.4
Notes payable – direct corporate obligations	—	937.8	—	937.8	911.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	December 31, 2014
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,768.9	$1,768.9	$1,691.9
Policy loans	—	—	106.9	106.9	106.9
Other invested assets:
Company-owned life insurance	—	157.6	—	157.6	157.6
Cash and cash equivalents:
Unrestricted	549.6	62.0	—	611.6	611.6
Held by variable interest entities	68.3	—	—	68.3	68.3
Liabilities:
Policyholder account balances	—	—	10,707.2	10,707.2	10,707.2
Investment borrowings	—	1,520.4	—	1,520.4	1,519.2
Borrowings related to variable interest entities	—	1,229.2	—	1,229.2	1,271.9
Notes payable – direct corporate obligations	—	807.4	—	807.4	780.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2015 (dollars in millions):

	December 31, 2015
	Beginning balance as of December 31, 2014	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2015	Amount of total gains (losses) for the year ended December 31, 2015 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$365.9	$31.0	$(2.2)	$(19.5)	$37.4	$(242.2)	$170.4	$—
States and political subdivisions	35.5	(35.5)	—	—	—	—	—	—
Asset-backed securities	59.2	6.7	—	(1.4)	—	(28.6)	35.9	—
Commercial mortgage-backed securities	1.2	(.1)	—	—	—	—	1.1	—
Mortgage pass-through securities	.4	(.3)	—	—	—	—	.1	—
Total fixed maturities, available for sale	462.2	1.8	(2.2)	(20.9)	37.4	(270.8)	207.5	—
Equity securities - corporate securities	28.0	4.0	—	—	—	—	32.0	—
Trading securities - commercial mortgage-backed securities	28.6	9.5	—	1.8	—	—	39.9	1.8
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,081.5)	(11.9)	36.3	—	—	—	(1,057.1)	36.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2015 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$62.2	$(31.2)	$—	$—	$31.0
States and political subdivisions	—	(35.5)	—	—	(35.5)
Asset-backed securities	13.7	(7.0)	—	—	6.7
Commercial mortgage-backed securities	—	(.1)	—	—	(.1)
Mortgage pass-through securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	75.9	(74.1)	—	—	1.8
Equity securities - corporate securities	4.0	—	—	—	4.0
Trading securities - commercial mortgage-backed securities	9.5	—	—	—	9.5
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(137.8)	64.4	(4.0)	65.5	(11.9)

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

At December 31, 2015, 45 percent of our Level 3 fixed maturities, available for sale, were investment grade and 82 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

derivatives and changes in fair value of embedded derivative instruments included in liabilities for insurance products that exist as of the reporting date.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2015 (dollars in millions):

	Fair value at December 31, 2015	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$76.9	Discounted cash flow analysis	Discount margins	1.65% - 9.74% (5.35%)
Asset-backed securities (b)	22.2	Discounted cash flow analysis	Discount margins	2.83% - 4.45% (3.50%)
Equity security (c)	32.0	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	148.3	Unadjusted third-party price source	Not applicable	Not applicable
Total	279.4
Liabilities:
Future policy benefits (e)	1,057.1	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00 - 3.18% (1.94%)
			Surrender rates	1.67% - 46.56% (14.09%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2015	2014

Long-term care	Company experience	Company experience	Company experience	6%	$5,172.2	$5,385.2
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,248.7	2,175.8
Accident and health contracts	Company experience	Company experience	Company experience	5%	2,589.9	2,519.1
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	4%	44.7	47.6
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	4%	546.6	707.7
Total					$10,602.1	$10,835.4
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account balances are summarized as follows (dollars in millions):

	2015	2014
Fixed index annuities	$4,884.4	$4,496.9
Other annuities	4,885.1	5,280.8
Interest-sensitive life insurance contracts	992.8	929.5
Total	$10,762.3	$10,707.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2015	2014	2013
Balance, beginning of year	$1,679.5	$1,710.1	$1,679.3
Less reinsurance receivables	(125.0)	(164.1)	(27.4)
Net balance, beginning of year	1,554.5	1,546.0	1,651.9
Incurred claims related to:
Current year	1,481.0	1,468.1	1,511.1
Prior years (a)	(13.3)	(39.9)	(162.3)
Total incurred	1,467.7	1,428.2	1,348.8
Interest on claim reserves	71.0	70.5	75.2
Paid claims related to:
Current year	841.8	848.7	870.0
Prior years	649.6	641.5	659.9
Total paid	1,491.4	1,490.2	1,529.9
Net balance, end of year	1,601.8	1,554.5	1,546.0
Add reinsurance receivables	130.0	125.0	164.1
Balance, end of year	$1,731.8	$1,679.5	$1,710.1
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2015	2014	2013
Current tax expense	$10.7	$15.6	$8.2
Deferred tax expense	118.6	143.6	120.1
Tax expense on period income	129.3	159.2	128.3
Tax expense related to the sale of CLIC	—	14.2	—
Deferred taxes on expired capital loss carryforwards	—	—	159.4
Change in valuation allowance	(32.5)	(48.8)	(472.1)
Other items	.2	(.9)	11.2
Total income tax expense (benefit)	$97.0	$123.7	$(173.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate reflected in the consolidated statement of operations is as follows:

	2015	2014	2013
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	(8.8)	(27.9)	(154.9)
Expired capital loss carryforwards (which were fully offset by a corresponding reduction in the valuation allowance)	—	—	52.3
Non-taxable income and nondeductible benefits, net	(.2)	(.9)	5.0
State taxes	2.1	1.5	1.9
Impact of the sale of CLIC	—	66.3	—
Other items	(1.7)	(3.4)	3.9
Effective tax rate	26.4%	70.6%	(56.8)%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2015	2014
Deferred tax assets:
Net federal operating loss carryforwards	$916.3	$1,048.4
Net state operating loss carryforwards	14.1	15.2
Tax credits	55.3	47.2
Capital loss carryforwards	13.8	—
Investments	26.5	59.7
Insurance liabilities	600.3	585.9
Other	63.0	67.3
Gross deferred tax assets	1,689.3	1,823.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(305.4)	(320.5)
Accumulated other comprehensive income	(223.8)	(457.4)
Gross deferred tax liabilities	(529.2)	(777.9)
Net deferred tax assets before valuation allowance	1,160.1	1,045.8
Valuation allowance	(213.5)	(246.0)
Net deferred tax assets	946.6	799.8
Current income taxes accrued	(47.8)	(41.1)
Income tax assets, net	$898.8	$758.7

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

Based on our assessment, it appears more likely than not that $946.6 million of our total deferred tax assets of $1,160.1 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $213.5 million at December 31, 2015. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2015, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to remain flat for two years and then increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income is based on the level of recent normalized taxable income, which was approximately $345 million ($75 million of which relates to non-life taxable income and $270 million relates to life taxable income).

Based on our assessment, we recognized a reduction to the allowance for deferred tax assets of $32.5 million in 2015. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2012	$766.9
Decrease in 2013	(472.1)	(a)
Balance, December 31, 2013	294.8
Decrease in 2014	(48.8)	(b)
Balance, December 31, 2014	246.0
Decrease in 2015	(32.5)	(c)
Balance, December 31, 2015	$213.5
___________________

(a)
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

(b)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

(c)	The 2015 reduction to the deferred tax valuation allowance primarily resulted from higher actual and projected non-life income.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for non-life NOL carryforwards is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.61 percent at December 31, 2015), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2015, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

On January 20, 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. On December 6, 2011, the Company's Board of Directors amended the Section 382 Rights Agreement to, among other things, (i) extend the final expiration date of the Amended Rights Agreement to December 6, 2014, (ii) update the purchase price of the rights described below, (iii) provide for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock, (iv) provide for a 4.99 percent ownership threshold relating to any Company 382 Securities (as defined below), and amend other provisions to reflect best practices for tax benefit preservation plans, including updates to certain definitions. On November 13, 2014, the Company entered into the Second Amended and Restated Section 382 Rights Agreement which (as subsequently amended) extends the final expiration date of the Amended Section 382 Rights Agreement to November 13, 2017, updates the purchase price of the Rights and provides for a new series of preferred stock relating to the Rights that is substantially identical to the prior series of preferred stock. The Second Amended Rights Agreement was approved by the Company’s stockholders at the Company’s 2015 annual meeting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

As of December 31, 2015, we had $2.6 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the IRS ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") and other uncertain tax positions (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$538.3	$1,922.0	$2,460.3
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	538.3	2,620.1	3,158.4
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$195.4	$2,422.7	$2,618.1

In addition, at December 31, 2015, we had $39.4 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $14.1 million and $15.2 million at December 31, 2015 and 2014, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (dollars in millions):

	Years ended December 31,
	2015	2014

Balance at beginning of year	$228.7	$226.7
Increase based on tax positions taken in prior years	5.5	10.9
Decrease based on tax positions taken in prior years	—	—
Increase based on tax positions taken in the current year	—	—
Decrease in unrecognized tax benefits related to settlements with taxing authorities	—	(8.9)
Balance at end of year	$234.2	$228.7

As of both December 31, 2015 and 2014, $155.4 million of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2015. The liability for accrued interest was $3.2 million and $2.4 million at December 31, 2015 and 2014, respectively.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34.0 million at December 31, 2015.

The IRS has completed the examination for 2004 and 2008 through 2010 and has proposed two adjustments to which we disagree, including the adjustment to classify the loss on our investment in CSHI as a capital loss as described above. The Company is contesting these adjustments through the IRS Appeals Office. Although the resolution of the Appeals could occur in the next 12 months, there is no reasonable basis to estimate the changes in unrecognized tax benefits that may occur. The IRS has also begun an examination of 2011 and 2012. In connection with this exam, we have agreed to extend the statute of limitations to September 10, 2017. The Company’s various state income tax returns are generally open for tax years beginning in 2012, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

We currently expect to utilize all of our remaining life NOLs in 2016, absent a favorable outcome on the classification of the loss on our investment in CSHI. After all of the life NOLs are utilized, we will begin making cash tax payments equal to the prescribed federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on only 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. The value of NOL carryforwards of $13.9 million related to deductions for stock options and restricted stock will be reflected in additional paid-in capital if realized.

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2015 and 2014 (dollars in millions):

	2015	2014
4.500% Senior Notes due May 2020	$325.0	$—
5.250% Senior Notes due May 2025	500.0	—
New Revolving Credit Agreement (as defined below)	100.0	—
Unamortized debt issue costs	(13.9)	(14.1)
Previous Senior Secured Credit Agreement (as defined below)	—	522.1
6.375% Senior Secured Notes due October 2020 (the "6.375% Notes")	—	275.0
Unamortized discount on Previous Senior Secured Credit Agreement	—	(2.7)
Direct corporate obligations	$911.1	$780.3

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

The Company used the proceeds of the offering of the Notes, together with borrowings under the New Revolving Credit Agreement (as defined below): (i) to repay all amounts outstanding under the Company's Previous Senior Secured Credit

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Agreement (as defined below); (ii) to redeem and satisfy and discharge all of the outstanding 6.375% Notes; and (iii) to pay fees and expenses related to the offering of the Notes and the foregoing transactions. The remaining proceeds of the Notes and the borrowings under the New Revolving Credit Agreement were used for general corporate purposes, including share repurchases.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The interest rates with respect to loans under the New Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At December 31, 2015, the interest rate on the amounts outstanding under the New Revolving Credit Agreement was 2.42 percent. In addition, the daily average undrawn portion of the New Revolving Credit Agreement will accrue a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the New Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid. In addition, a fronting fee, in an amount equal to 0.125% per annum on the aggregate face amount of the outstanding letters of credit, will be payable to the issuers of such letters of credit.

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

The New Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the New Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.9 percent at December 31, 2015); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 449 percent at December 31, 2015); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,735.7 million at December 31, 2015 compared to the minimum requirement of $2,677 million).

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

Previous Senior Secured Credit Agreement

The Company used a portion of the net proceeds from its offering of the Notes, together with borrowings under the New Revolving Credit Agreement, to repay all of the outstanding borrowings under its credit agreement, dated as of September 28, 2012 (as amended by the First Amendment to Credit Agreement dated May 20, 2013, and as further amended by the Second Amendment to Credit Agreement dated May 30, 2014, the "Previous Senior Secured Credit Agreement") among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as agent. The Previous Senior Secured Credit

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Agreement consisted of: (i) a six-year term loan facility with $389.8 million outstanding prior to repayment; (ii) a four-year term loan facility with $112.5 million outstanding prior to repayment; and (iii) a $50.0 million three-year revolving credit facility that had no outstanding principal balance. Upon repayment of all such outstanding borrowings on May 19, 2015, all of the commitments under the Previous Senior Secured Credit Agreement were terminated, all of the collateral securing the facilities thereunder was released, the related security, guarantee and intercreditor agreements were terminated and any remaining restrictive covenants and certain additional events of default contained in the Previous Senior Secured Credit Agreement ceased to have effect.

The six-year term loan facility amortized in quarterly installments in amounts resulting in an annual amortization of 1% and the four-year term loan facility amortized in quarterly installments resulting in an annual amortization of 20% during the first and second years and 30% during the third and fourth years.

On May 30, 2014, the Company completed an amendment to the Previous Senior Secured Credit Agreement to waive the requirement that the net proceeds in excess of $125 million received from the sale of CLIC be used to prepay amounts outstanding under the Previous Senior Secured Credit Agreement.

In May 2013, we amended our Previous Senior Secured Credit Agreement. Pursuant to the amended terms, the applicable interest rates were decreased. At December 31, 2014, the interest rates on the six-year term loan facility and the four-year term loan facility were 3.75% and 3.00%, respectively.

Other changes made in May 2013 to the Previous Senior Secured Credit Agreement included modifications of mandatory prepayments resulting from certain restricted payments made (including any common stock dividends and share repurchases) as defined in the Previous Senior Secured Credit Agreement.

In 2015, we made $19.8 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement. In 2014, we made $59.4 million of scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement. In the first six months of 2013, we made mandatory prepayments of $20.4 million in an amount equal to 33.33% of our share repurchases and common stock dividend payments, as required under the terms of our Previous Senior Secured Credit Agreement. No mandatory prepayments were required in the second half of 2013 as our debt to total capitalization ratio, as defined in the Previous Senior Secured Credit Agreement, was below 20.0 percent. We also made additional payments of $42.7 million in 2013 to cover the remaining portion of the scheduled quarterly principal payments due under the Previous Senior Secured Credit Agreement.

6.375% Notes

On September 28, 2012, we issued $275.0 million in aggregate principal amount of 6.375% Notes pursuant to an Indenture, dated as of September 28, 2012 (the "6.375% Indenture"), among the Company, the subsidiary guarantors party thereto and the Trustee. On May 19, 2015, the Company deposited with the Trustee for the 6.375% Notes sufficient funds to satisfy and discharge the indenture governing the 6.375% Indenture and to fund the make-whole redemption of the outstanding 6.375% Notes and to pay accrued and unpaid interest on the redeemed notes to, but not including, the June 10, 2015 redemption date. Upon the satisfaction and discharge of the 6.375% Indenture, all of the collateral securing the 6.375% Notes was released, the related security and intercreditor agreements were terminated and any remaining restrictive covenants and certain additional events of default contained in the 6.375% Indenture ceased to have effect.

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

In September 2012, the Company repurchased $200.0 million in aggregate principal amount of the Company's 7.0% Debentures for a cash purchase price of $355.1 million. On March 28, 2013, the Company completed the cash tender offer (the "Offer") for $59.3 million aggregate principal amount of its 7.0% Debentures for an aggregate purchase price of $124.8 million.

In May 2013, we repurchased $4.5 million principal amount of the 7.0% Debentures for an aggregate purchase price of $9.4 million.

On July 1, 2013, the Company issued a conversion right termination notice to holders of the remaining outstanding 7.0% Debentures. Holders of the 7.0% Debentures were able to exercise their conversion right at any time on or prior to the close of business on July 30, 2013. Holders exercising their conversion right received 184.3127 shares of common stock per $1,000 principal amount of 7.0% Debentures converted. Holders of $25.7 million in aggregate principal amount of the 7.0% Debentures exercised their conversion right and received 4.7 million shares of our common stock.

On May 30, 2014, we repurchased the remaining $3.5 million principal amount of the 7.0% Debentures for a purchase price of $3.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Loss on Extinguishment of Debt

In 2015, we recognized a loss on extinguishment or modification of debt totaling $32.8 million primarily related to: (i) the redemption premium related to the repayment of the 6.375% Notes; and (ii) the write-off of unamortized discount and issuance costs associated with the repayment of the Previous Senior Secured Credit Agreement and the 6.375% Notes.

In 2014, we recognized a loss on extinguishment or modification of debt totaling $.6 million consisting of: (i) $.4 million of expenses related to the amendment of the Previous Senior Secured Credit Agreement; and (ii) $.2 million related to the repurchase of the remaining principal amount of the 7.0% Debentures.

In 2013, we recognized a loss on extinguishment of debt totaling $65.4 million consisting of: (i) $2.9 million related to the amendment of the Previous Senior Secured Credit Agreement and the write-off of unamortized discount and issuance costs associated with prepayments on the Previous Senior Secured Credit Agreement; and (ii) $62.5 million as a result of the Offer and repurchase of 7.0% Debentures described above, the write-off of unamortized discount and issuance costs associated with the 7.0% Debentures that were repurchased and other transaction costs. Additional paid-in capital was also reduced by $12.6 million to extinguish the beneficial conversion feature associated with a portion of the 7.0% Debentures that were repurchased.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2015 (dollars in millions):

Year ending December 31,
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Guaranty Fund Assessments

The balance sheet at December 31, 2015, included: (i) accruals of $24.0 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2015; and (ii) receivables of $26.1 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2014, such guaranty fund assessment accruals were $23.7 million and such receivables were $23.6 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $1.2 million, $1.1 million and $2.7 million in 2015, 2014 and 2013, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $25.8 million and $27.2 million at December 31, 2015 and 2014, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $48.8 million, $50.4 million and $44.3 million in 2015, 2014 and 2013, respectively. Future required minimum payments as of December 31, 2015, were as follows (dollars in millions):

2016	$54.3
2017	33.2
2018	28.3
2019	17.2
2020	5.2
Thereafter	8.9
Total	$147.1

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $170.8 million and $175.1 million at December 31, 2015 and 2014, respectively. Expenses incurred on this plan were $2.2 million, $36.3 million and $(2.9) million during 2015, 2014 and 2013, respectively (including the recognition of gains (losses) of $15.2 million, $(24.3) million and $17.2 million in 2015, 2014 and 2013, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions). We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $158.1 million and $157.6 million at December 31, 2015 and 2014, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $.5 million, $5.7 million and $19.7 million in 2015, 2014 and 2013, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2015	2014
Benefit obligations:
Discount rate	4.50%	4.15%
Net periodic cost:
Discount rate	4.15%	4.75%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date. At December 31, 2015, for our deferred compensation plan for qualifying members of our career agency force, we assumed a 4.0 percent annual increase in compensation until the participant's assumed retirement date (ranging from ages 60 to 65 and completion of five years of service).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2015 were as follows (dollars in millions):

2016	$6.6
2017	6.9
2018	7.3
2019	7.8
2020	8.1
2021 - 2025	47.2

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $5.0 million, $5.1 million and $4.6 million in 2015, 2014 and 2013, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2015	2014
Assets:
Other invested assets:
Fixed index call options	$41.0	$107.2
Interest rate futures	.1	(.2)
Reinsurance receivables	(5.0)	2.0
Total assets	$36.1	$109.0
Liabilities:
Future policy benefits:
Fixed index products	$1,057.1	$1,081.5
Total liabilities	$1,057.1	$1,081.5

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2014	Additions	Maturities/terminations	December 31, 2015
Interest futures	Contracts	402	2,643	(2,781)	264
Fixed index annuities - embedded derivative	Policies	93,185	10,256	(6,781)	96,660
Fixed index call options	Notional (a)	$2,403.9	$2,397.0	$(2,421.2)	$2,379.7
_________________
(a) Dollars in millions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $145 million in underlying investments held by the ceding reinsurer.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2015	2014	2013
Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios:
Fixed index call options	$(36.2)	$69.5	$177.5
Embedded derivative related to reinsurance contract	—	(1.4)	3.7
Total	(36.2)	68.1	181.2
Net realized gains (losses):
Interest rate futures	(2.7)	(7.0)	(.4)
Embedded derivative related to modified coinsurance agreement	(7.0)	2.0	—
Total	(9.7)	(5.0)	(.4)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	36.3	(73.5)	49.3
Total	$(9.6)	$(10.4)	$230.1

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2015, all of our counterparties were rated "A-" or higher by S&P.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes information related to derivatives and repurchase agreements with master netting arrangements or collateral as of December 31, 2015 and 2014 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2015:
Fixed index call options	$41.0	$—	$41.0	$—	$—	$41.0
Interest rate futures	.1	1.5	1.6	—	—	1.6
December 31, 2014:
Fixed index call options	107.2	—	107.2	—	—	107.2
Interest rate futures	(.2)	1.5	1.3	—	—	1.3
Repurchase agreements (a)	20.4	—	20.4	20.4	—	—

_________________

(a)	As of December 31, 2014, these agreements were collateralized by investment securities with a fair value of $25.3 million.

11. SHAREHOLDERS' EQUITY

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2015	2014	2013
Balance, beginning of year	203,324	220,324	221,502
Treasury stock purchased and retired	(20,582)	(18,489)	(8,949)
Conversion of 7.0% Debentures	—	—	4,739
Stock options exercised	769	916	2,087
Restricted and performance stock vested (a)	518	573	945
Balance, end of year	184,029	203,324	220,324
____________________

(a)
In 2015, 2014 and 2013, such amount was reduced by 237 thousand, 257 thousand and 472 thousand shares, respectively, which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities. In 2015, 2014 and 2013, we repurchased 20.6 million, 18.5 million and 8.9 million shares, respectively, for $365.2 million, $319.1 million and $118.4 million, respectively, under the securities repurchase program. In addition, in September 2014, we repurchased all outstanding common stock warrants for $57.4 million under the securities repurchase program. In 2013, the Company also purchased $63.8 million aggregate principal amount of our 7.0% Debentures as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Such purchases were made pursuant to our securities repurchase program. The Company had remaining repurchase authority of $455.7 million as of December 31, 2015.

In 2015, 2014 and 2013, dividends declared and paid on common stock totaled $52.0 million ($0.27 per common share), $51.0 million ($0.24 per common share) and $24.4 million ($0.11 per common share), respectively. In May 2015, the Company increased its quarterly common stock dividend to $0.07 per share from $0.06 per share.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2015, 6.9 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant. For options granted in 2006 and prior years, our stock option awards generally vested on a graded basis over a four year service term and expire ten years from the date of grant. Our stock option awards granted in 2007 through 2009 generally vested on a graded basis over a three year service term and expired five years from the date of grant. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. Our stock options granted in 2015 generally vest on a graded basis over a three year service term and expire ten years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2015 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,011	$12.04
Options granted	1,361	16.45
Exercised	(769)	(8.20)		$4.8
Forfeited or terminated	(404)	(17.70)
Outstanding at the end of the year	5,199	13.32	4.8	$38.4
Options exercisable at the end of the year	2,399		2.5	$15.3
Available for future grant	6,882

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

We recognized compensation expense related to stock options totaling $9.6 million ($6.2 million after income taxes) in 2015, $7.9 million ($5.1 million after income taxes) in 2014 and $7.2 million ($4.7 million after income taxes) in 2013. Compensation expense related to stock options reduced both basic and diluted earnings per share by three cents in 2015 and two cents in both 2014 and 2013. At December 31, 2015, the unrecognized compensation expense for non-vested stock options totaled $11.2 million which is expected to be recognized over a weighted average period of 1.9 years. Cash received by the Company from the exercise of stock options was $6.3 million, $5.0 million and $15.1 million during 2015, 2014 and 2013, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2015	2014	2013
	Grants	Grants	Grants
Weighted average risk-free interest rates	1.7%	1.6%	.8%
Weighted average dividend yields	1.5%	1.3%	.7%
Volatility factors	85%	51%	107%
Weighted average expected life (in years)	6.3	4.8	4.8
Weighted average fair value per share	$10.83	$7.65	$8.02

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the Company's history and expectation of dividend payouts. Volatility factors are based on the weekly historical volatility of the Company's common stock equal to the expected life of the option. The expected life is based on the average of the graded vesting period and the contractual terms of the option.

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2015, 2014 and 2013.

The following table summarizes information about stock options outstanding at December 31, 2015 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$6.45 - $6.77	427	1.2	$6.45	427	$6.45
$7.38 - $7.51	1,097	2.8	7.46	1,097	7.46
$8.29 - $12.34	1,146	4.1	10.76	551	10.61
$12.74 - $18.27	1,332	8.9	16.40	18	14.49
$19.15 - $25.45	1,197	4.0	20.18	306	23.19
	5,199			2,399

During 2015, 2014 and 2013, the Company granted .1 million, .1 million and .2 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $17.59 per share, $17.15 per share and $12.00 per share, respectively. The fair value of such grants totaled $1.7 million, $1.9 million and $2.1 million in 2015, 2014 and 2013, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2015 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	236	$10.95
Granted	95	17.59
Vested	(234)	11.73
Forfeited	(2)	11.31
Non-vested shares, end of year	95	15.66

At December 31, 2015, the unrecognized compensation expense for non-vested restricted stock totaled $.9 million which is expected to be recognized over a weighted average period of 1.6 years. At December 31, 2014, the unrecognized compensation expense for non-vested restricted stock totaled $1.4 million. We recognized compensation expense related to restricted stock awards totaling $2.2 million, $3.0 million and $4.5 million in 2015, 2014 and 2013, respectively. The fair value of restricted stock that vested during 2015, 2014 and 2013 was $2.7 million, $3.7 million and $5.6 million, respectively.

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

In 2015, 2014 and 2013 the Company granted performance units totaling 516,660, 283,630 and 424,400, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. The performance units granted in 2015 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved, and the performance units granted prior to 2015 provide for a payout of up to 150 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2012	193	—	977
Granted in 2013	212	212	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	223
Shares vested in 2013	—	—	(668)
Forfeited	(23)	(8)	(62)
Awards outstanding at December 31, 2013	382	204	470
Granted in 2014	142	142	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	142
Shares vested in 2014	—	—	(434)
Forfeited	(5)	(3)	(2)
Awards outstanding at December 31, 2014	519	343	176
Granted in 2015	258	258	—
Additional shares issued pursuant to achieving certain performance criteria (a)	85	—	85
Shares vested in 2015	(260)	—	(260)
Forfeited	(53)	(52)	(1)
Awards outstanding at December 31, 2015	549	549	—

_________________________
(a) The performance units that vested in these years provided for a payout of up to 150 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $9.4 million and $5.2 million in 2015 and 2014, respectively. We recognized compensation expense of $5.3 million, $4.7 million and $3.4 million in 2015, 2014 and 2013, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement on January 20, 2009 and amended and extended the Section 382 Rights Agreement on December 6, 2011 and November 13, 2014. The Section 382 Rights Agreement, as amended, is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Section 382 Rights Agreement, as amended, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $70.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Section 382 Rights Agreement, as amended. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2015	2014	2013
Net income for basic earnings per share	$270.7	$51.4	$478.0
Add: interest expense on 7.0% Debentures, net of income taxes	—	—	1.6
Net income for diluted earnings per share	$270.7	$51.4	$479.6
Shares:
Weighted average shares outstanding for basic earnings per share	193,054	212,917	221,628
Effect of dilutive securities on weighted average shares:
7.0% Debentures	—	—	5,780
Stock options, restricted stock and performance units	2,112	2,505	2,776
Warrants (a)	—	2,233	2,518
Dilutive potential common shares	2,112	4,738	11,074
Weighted average shares outstanding for diluted earnings per share	195,166	217,655	232,702
________

(a)	All outstanding warrants were repurchased in September 2014 as further discussed above. Accordingly, the warrants have no dilutive effect in periods beginning after September 30, 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2015	2014	2013
Direct premiums collected	$3,769.6	$3,856.2	$3,966.0
Reinsurance assumed	38.4	34.5	38.0
Reinsurance ceded	(142.8)	(187.9)	(240.5)
Premiums collected, net of reinsurance	3,665.2	3,702.8	3,763.5
Change in unearned premiums	5.9	9.1	(16.6)
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,241.9)	(1,295.4)	(1,298.1)
Premiums on traditional products with mortality or morbidity risk	2,429.2	2,416.5	2,448.8
Fees and surrender charges on interest-sensitive products	126.8	213.2	295.9
Insurance policy income	$2,556.0	$2,629.7	$2,744.7

The four states with the largest shares of 2015 collected premiums were Florida (9 percent), Pennsylvania (7 percent), California (6 percent) and Texas (6 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2015	2014	2013
Commission expense	$103.8	$99.4	$103.8
Salaries and wages	205.2	242.4	234.0
Other	430.2	461.0	428.4
Total other operating costs and expenses	$739.2	$802.8	$766.2

Changes in the present value of future profits were as follows (dollars in millions):

	2015	2014	2013
Balance, beginning of year	$489.4	$679.3	$626.0
Amortization	(69.1)	(76.2)	(92.0)
Effect of reinsurance transaction	—	5.0	—
Amounts related to CLIC prior to being sold	—	(15.5)	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	28.7	(103.2)	145.3
Balance, end of year	$449.0	$489.4	$679.3

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2015 balance of the present value of future profits in 2016, 10 percent in 2017, 9 percent in 2018, 8 percent in 2019 and 7 percent in 2020. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2015, 2014 and 2013.

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

Changes in deferred acquisition costs were as follows (dollars in millions):

	2015	2014	2013
Balance, beginning of year	$770.6	$968.1	$629.7
Additions	246.4	242.8	222.8
Amortization	(190.9)	(171.2)	(204.3)
Effect of reinsurance transaction	—	24.0	—
Amounts related to CLIC prior to being sold	—	(37.6)	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	257.2	(255.5)	315.9
Other	—	—	4.0
Balance, end of year	$1,083.3	$770.6	$968.1

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2015	2014		2013
Cash flows from operating activities:
Net income	$270.7	$51.4		$478.0
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	283.4	274.2		324.6
Income taxes	92.9	119.7		(181.2)
Insurance liabilities	297.4	398.2		465.8
Accrual and amortization of investment income	(27.6)	(148.3)		(276.3)
Deferral of policy acquisition costs	(246.4)	(242.8)		(222.8)
Net realized investment (gains) losses	36.6	(36.7)		(33.6)
Payment to reinsurer pursuant to long-term care business reinsured	—	(590.3)		—
Net loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	9.0	239.8		98.4
Loss on extinguishment or modification of debt	32.8	.6		65.4
Other	(4.9)	56.0		2.1
Net cash from operating activities	$743.9	$121.8	(a)	$720.4
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On July 1, 2014, Bankers Life recaptured the life business written by Bankers Life that was reinsured by Wilton Reassurance Company ("Wilton Re") in 2009. The following summarizes the impact of the recapture (dollars in millions):

Investments	$139.4	(a) (b)
Cash	7.7
Present value of future profits and deferred acquisition costs	29.0	(b)
Reinsurance receivables	(155.9)	(b)
Other liabilities	5.9	(b)
Gain on reinsurance transaction (classified as "Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses")	26.1
Income tax expense	9.2
Gain on reinsurance transaction (net of income taxes)	$16.9
___________________
(a)    Such amount has been reduced by a $28.0 million recapture fee.
(b)    Such non-cash amounts have been excluded from the consolidated statement of cash flows.

Other non-cash items not reflected in the financing activities section of the consolidated statement of cash flows (dollars in millions):

	2015	2014	2013
Stock options, restricted stock and performance units	$17.1	$15.6	$15.1

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2015	2014
Statutory capital and surplus	$1,739.2	$1,654.4
Asset valuation reserve	196.9	203.1
Interest maintenance reserve	476.0	504.1
Total	$2,412.1	$2,361.6

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2015 and 2014, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $332.6 million, $364.3 million and $386.5 million in 2015, 2014 and 2013, respectively. Included in such net income were net realized capital gains (losses), net of income taxes, of $(18.0) million, $(18.2) million and $19.0 million in 2015, 2014 and 2013, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $154.2 million, $157.5 million and $159.7 million in 2015, 2014 and 2013, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of): (i) statutory net gain from operations

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend". During 2015, our insurance subsidiaries paid extraordinary dividends of $265.7 million to CDOC, Inc. ("CDOC") (our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas). CDOC made no capital contributions to its insurance subsidiaries in 2015.

Each of the immediate insurance subsidiaries of CDOC had negative earned surplus at December 31, 2015. Accordingly, any dividend payments from these subsidiaries require the approval of the director or commissioner of the applicable state insurance department. The payment of interest on surplus debentures requires either prior written notice or approval of the director or commissioner of the applicable state insurance department. Dividends and other payments from our non-insurance subsidiaries to CNO or CDOC do not require approval by any regulatory authority or other third party.

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2015 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

At December 31, 2015, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our New Revolving Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

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

In connection with the closing of the transaction, CNO Services, LLC ("CNO Services"), an indirect wholly owned subsidiary of CNO, entered into a transition services agreement and a special support services agreement with Wilton Re, pursuant to which CNO Services makes available to Wilton Re and its affiliates, for a limited period of time, certain services required for the operation of CLIC's business following the closing. Under such agreements, we will receive $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The costs of the services provided to Wilton Re are expected to approximate the fees received under the agreements.

The Stock Purchase Agreement also provided that, at the closing, Bankers Life recapture the life insurance business written by Bankers Life that was reinsured by Wilton Re.  The recapture agreement was conditioned on the concurrent

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

consummation of the closing. On July 1, 2014, Bankers Life paid $28.0 million to recapture the life insurance business from Wilton Re and recognized a gain (net of income taxes) of $16.9 million in the third quarter of 2014 as a result of the recapture. Refer to the note to the consolidated financial statements entitled "Consolidated Statement of Cash Flows" for additional information.

16. BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In periods prior to 2014, we had an Other CNO Business segment comprised of the long-term care business that was ceded effective December 31, 2013 and the overhead expense of CLIC that was expected to continue after the completion of the sale. Beginning on January 1, 2014: (i) the overhead expense of CLIC that was expected to continue after the completion of the sale was reallocated primarily to the Bankers Life and Washington National segments; and (ii) there was no longer an Other CNO Business segment.

We measure segment performance by excluding the net loss on the sale of CLIC and gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold on July 1, 2014, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net loss on the sale of CLIC, gain (loss) on reinsurance transactions, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2015	2014	2013
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$22.4	$26.0	$28.9
Health	1,251.0	1,287.1	1,311.2
Life	375.3	338.6	308.6
Net investment income (a)	884.7	957.3	1,005.7
Fee revenue and other income (a)	27.7	29.3	19.0
Total Bankers Life revenues	2,561.1	2,638.3	2,673.4
Washington National:
Insurance policy income:
Annuities	3.0	4.0	11.4
Health	615.4	597.6	587.1
Life	25.4	24.4	23.0
Net investment income (a)	253.6	276.1	296.9
Fee revenue and other income (a)	1.3	1.1	.9
Total Washington National revenues	898.7	903.2	919.3
Colonial Penn:
Insurance policy income:
Health	3.0	3.6	4.3
Life	260.5	242.4	227.8
Net investment income (a)	43.0	41.7	40.0
Fee revenue and other income (a)	1.0	1.0	.8
Total Colonial Penn revenues	307.5	288.7	272.9
Other CNO Business:
Insurance policy income - health	—	—	24.1
Net investment income (a)	—	—	33.3
Total Other CNO Business revenues	—	—	57.4
Corporate operations:
Net investment income	11.3	14.9	39.8
Fee and other income	8.6	6.7	6.2
Total corporate revenues	19.9	21.6	46.0
Total revenues	3,787.2	3,851.8	3,969.0
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2015	2014	2013
Expenses:
Bankers Life:
Insurance policy benefits	$1,588.4	$1,667.6	$1,788.7
Amortization	187.1	174.7	187.5
Interest expense on investment borrowings	8.8	7.9	6.7
Other operating costs and expenses	407.2	401.2	380.0
Total Bankers Life expenses	2,191.5	2,251.4	2,362.9
Washington National:
Insurance policy benefits	546.6	536.2	541.4
Amortization	55.2	64.6	64.9
Interest expense on investment borrowings	2.0	1.7	1.9
Other operating costs and expenses	183.4	189.5	170.5
Total Washington National expenses	787.2	792.0	778.7
Colonial Penn:
Insurance policy benefits	189.0	173.2	165.7
Amortization	14.4	15.3	14.5
Interest expense on investment borrowings	.1	—	—
Other operating costs and expenses	98.4	99.4	105.2
Total Colonial Penn expenses	301.9	287.9	285.4
Other CNO Business:
Insurance policy benefits	—	—	59.2
Other operating costs and expenses	—	—	25.8
Total Other CNO Business expenses	—	—	85.0
Corporate operations:
Interest expense on corporate debt	45.0	43.9	51.3
Interest expense on borrowings of variable interest entities	—	—	.1
Interest expense on investment borrowings	.2	.1	—
Other operating costs and expenses	38.6	49.1	43.1
Total corporate expenses	83.8	93.1	94.5
Total expenses	3,364.4	3,424.4	3,606.5
Pre-tax operating earnings by segment:
Bankers Life	369.6	386.9	310.5
Washington National	111.5	111.2	140.6
Colonial Penn	5.6	.8	(12.5)
Other CNO Business	—	—	(27.6)
Corporate operations	(63.9)	(71.5)	(48.5)
Pre-tax operating earnings	$422.8	$427.4	$362.5
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2015	2014	2013
Total segment revenues	$3,787.2	$3,851.8	$3,969.0
Net realized investment gains (losses)	(47.9)	33.9	33.4
Revenues related to certain non-strategic investments and earnings attributable to VIEs	47.6	33.2	32.2
Fee revenue related to transition and support services agreements	25.0	15.0	—
Revenues of CLIC prior to being sold	—	210.8	441.5
Consolidated revenues	3,811.9	4,144.7	4,476.1

Total segment expenses	3,364.4	3,424.4	3,606.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	(15.7)	48.5	(54.4)
Amortization related to fair value changes in embedded derivative liabilities	3.8	(12.5)	19.0
Amortization related to net realized investment gains	(.5)	1.0	1.6
Expenses related to certain non-strategic investments and expenses (earnings) attributable to VIEs	43.0	41.2	42.4
Other operating costs and expenses - fair value changes related to agent deferred compensation plan	(15.1)	26.8	(15.8)
Loss on extinguishment or modification of debt	32.8	.6	65.4
Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	9.0	239.8	98.4
Expenses related to transition and support services agreements	22.5	12.4	—
Expenses of CLIC prior to being sold	—	187.4	408.2
Consolidated expenses	3,444.2	3,969.6	4,171.3
Income before tax	367.7	175.1	304.8
Income tax expense:
Tax expense on period income	129.5	159.2	128.3
Valuation allowance for deferred tax assets and other tax items	(32.5)	(35.5)	(301.5)
Net income	$270.7	$51.4	$478.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2015	2014
Assets:
Bankers Life	$19,067.8	$19,303.0
Washington National	7,948.5	8,207.9
Colonial Penn	985.4	945.3
Corporate operations	3,123.4	2,699.7
Total assets	$31,125.1	$31,155.9
Liabilities:
Bankers Life	$16,612.0	$16,697.5
Washington National	6,665.1	6,778.8
Colonial Penn	869.3	802.2
Corporate operations	2,840.2	2,189.2
Total liabilities	$26,986.6	$26,467.7

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2015
Bankers Life	$114.9	$718.2	$15,234.1
Washington National	290.2	280.0	6,126.2
Colonial Penn	43.9	85.1	782.9
Total	$449.0	$1,083.3	$22,143.2
2014
Bankers Life	$128.4	$456.6	$15,308.9
Washington National	314.2	240.2	6,228.8
Colonial Penn	46.8	73.8	771.0
Total	$489.4	$770.6	$22,308.7

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

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$978.3	$959.5	$904.5	$969.6
Income before income taxes	$82.3	$72.7	$52.4	$160.3
Income tax expense	29.5	25.9	18.6	23.0
Net income	$52.8	$46.8	$33.8	$137.3
Earnings per common share:
Basic:
Net income	$.26	$.24	$.18	$.74
Diluted:
Net income	$.26	$.24	$.18	$.73

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,084.7	$1,093.0	$967.0	$1,000.0
Income (loss) before income taxes	$(169.6)	$114.4	$154.4	$75.9
Income tax expense (benefit)	58.4	36.3	37.0	(8.0)
Net income (loss)	$(228.0)	$78.1	$117.4	$83.9
Earnings per common share:
Basic:
Net income (loss)	$(1.03)	$.36	$.56	$.41
Diluted:
Net income (loss)	$(1.03)	$.35	$.54	$.41

18. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments (including two new VIEs which were consolidated in 2015, two new VIEs which were consolidated in 2014 and one new VIE which was consolidated in 2013).  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  During 2015, a VIE that was required to be consolidated was dissolved. A gain of $11.3 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets. The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $450.2 million in 2022; $381.8 million in 2024; $326.9 million in 2026; $276.3 million in 2027; and $274.8 million in 2028. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our insurance subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,633.6	$—	$1,633.6
Notes receivable of VIEs held by insurance subsidiaries	—	(204.3)	(204.3)
Cash and cash equivalents held by variable interest entities	364.4	—	364.4
Accrued investment income	3.3	—	3.3
Income tax assets, net	26.0	(1.9)	24.1
Other assets	1.4	(1.5)	(0.1)
Total assets	$2,028.7	$(207.7)	$1,821.0
Liabilities:
Other liabilities	$196.6	$(7.2)	$189.4
Borrowings related to variable interest entities	1,676.4	—	1,676.4
Notes payable of VIEs held by insurance subsidiaries	204.0	(204.0)	—
Total liabilities	$2,077.0	$(211.2)	$1,865.8

	December 31, 2014
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,367.1	$—	$1,367.1
Notes receivable of VIEs held by insurance subsidiaries	—	(153.3)	(153.3)
Cash and cash equivalents held by variable interest entities	68.3	—	68.3
Accrued investment income	3.2	—	3.2
Income tax assets, net	18.1	(2.9)	15.2
Other assets	—	(1.7)	(1.7)
Total assets	$1,456.7	$(157.9)	$1,298.8
Liabilities:
Other liabilities	$61.2	$(6.1)	$55.1
Borrowings related to variable interest entities	1,271.9	—	1,271.9
Notes payable of VIEs held by insurance subsidiaries	157.3	(157.3)	—
Total liabilities	$1,490.4	$(163.4)	$1,327.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2015	2014	2013
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$62.1	$47.2	$42.3
Fee revenue and other income	1.6	1.1	1.8
Total revenues	63.7	48.3	44.1
Expenses:
Interest expense	38.8	30.1	26.0
Other operating expenses	2.0	1.2	1.4
Total expenses	40.8	31.3	27.4
Income before net realized investment losses and income taxes	22.9	17.0	16.7
Net realized investment losses	(17.7)	(2.2)	(1.6)
Income before income taxes	$5.2	$14.8	$15.1

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2015, such loans had an amortized cost of $1,679.3 million; gross unrealized gains of $.5 million; gross unrealized losses of $46.2 million; and an estimated fair value of $1,633.6 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.5	$12.1
Due after one year through five years	719.2	695.1
Due after five years through ten years	947.6	926.4
Total	$1,679.3	$1,633.6

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2015, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.5	$12.1
Due after one year through five years	654.3	630.0
Due after five years through ten years	852.4	830.9
Total	$1,519.2	$1,473.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2015, the VIEs recognized net realized investment losses of $17.7 million, which were comprised of $1.3 million of net losses from the sales of fixed maturities, and $16.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2014, the VIEs recognized net realized investment losses of $2.2 million from the sales of fixed maturities. During 2013, the VIEs recognized net realized investment losses of $1.6 million, which were comprised of $.5 million of net losses from the sales of fixed maturities, and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2015, there were no investments held by the VIEs that were in default.

During 2015, $46.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.8 million. During 2014, $38.7 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million. During 2013, $11.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.9 million.

At December 31, 2015, the VIEs held:  (i) investments with a fair value of $1,178.7 million and gross unrealized losses of $23.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $294.3 million and gross unrealized losses of $22.3 million that had been in an unrealized loss position for greater than twelve months.

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
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  February 19, 2016

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 19, 2016
Edward J. Bonach	(Principal Executive Officer and
Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 19, 2016
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 19, 2016
Ellyn L. Brown

/s/ ROBERT C. GREVING	Director	February 19, 2016
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 19, 2016
Mary R. Henderson

/s/ CHARLES J. JACKLIN	Director	February 19, 2016
Charles J. Jacklin

/s/ DANIEL R. MAURER	Director	February 19, 2016
Daniel R. Maurer

/s/ NEAL C. SCHNEIDER	Director	February 19, 2016
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 19, 2016
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 19, 2016
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 19, 2016 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 19, 2016

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2015 and 2014
(Dollars in millions)

ASSETS
	2015	2014
Fixed maturities, available for sale, at fair value (amortized cost: 2015 - $5.0; 2014 - $35.0)	$5.0	$34.9
Cash and cash equivalents - unrestricted	128.9	86.6
Equity securities at fair value (cost: 2015 - $247.3; 2014 - $202.7)	254.9	216.9
Trading securities	1.0	2.1
Investment in wholly-owned subsidiaries (eliminated in consolidation)	4,809.2	5,263.3
Income tax assets, net	58.5	47.9
Other invested assets - affiliated (eliminated in consolidation)	—	27.0
Receivable from subsidiaries (eliminated in consolidation)	3.8	10.8
Other assets	3.1	3.1
Total assets	$5,264.4	$5,692.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$911.1	$780.3
Payable to subsidiaries (eliminated in consolidation)	135.9	114.3
Other liabilities	78.9	109.8
Total liabilities	1,125.9	1,004.4
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2015 - 184,028,511; 2014 – 203,324,458)	3,388.6	3,734.4
Accumulated other comprehensive income	402.8	825.3
Retained earnings	347.1	128.5
Total shareholders' equity	4,138.5	4,688.2
Total liabilities and shareholders' equity	$5,264.4	$5,692.6

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	2015	2014	2013
Revenues:
Net investment income	$16.9	$12.7	$21.1
Net realized investment gains	3.5	11.1	.4
Intercompany revenues (losses) (eliminated in consolidation)	(1.5)	(1.0)	1.6
Total revenues	18.9	22.8	23.1
Expenses:
Interest expense	45.2	44.0	51.4
Intercompany expenses (eliminated in consolidation)	.4	.3	.3
Operating costs and expenses	21.0	66.6	26.1
Loss on extinguishment of debt	32.8	.6	65.4
Total expenses	99.4	111.5	143.2
Loss before income taxes and equity in undistributed earnings of subsidiaries	(80.5)	(88.7)	(120.1)
Income tax benefit on period income	(37.9)	(34.1)	(8.8)
Loss before equity in undistributed earnings of subsidiaries	(42.6)	(54.6)	(111.3)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	313.3	106.0	589.3
Net income	$270.7	$51.4	$478.0

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	2015	2014	2013
Cash flows from operating activities	$(55.1)	$(66.7)	$(65.9)
Cash flows from investing activities:
Sales of investments	66.5	229.8	95.8
Sales of investments - affiliated*	16.0	18.3	—
Maturities and redemptions of investments - affiliated*	8.3	—	—
Purchases of investments	(68.6)	(320.1)	(119.3)
Purchases of investments - affiliated*	(3.4)	(30.7)	(10.0)
Net sales of trading securities	11.8	9.9	12.6
Dividends received from consolidated subsidiary, net of capital contributions of nil in 2015, $18.8 in 2014 and nil in 2013*	269.7	423.5	242.8
Net cash provided by investing activities	300.3	330.7	221.9
Cash flows from financing activities:
Issuance of notes payable, net	910.0	—	—
Payments on notes payable	(797.1)	(62.9)	(126.9)
Expenses related to extinguishment or modification of debt	(17.8)	(.6)	(61.6)
Issuance of common stock	6.3	5.0	15.1
Payments to repurchase common stock and warrants	(361.5)	(376.5)	(118.4)
Common stock dividends paid	(52.0)	(51.0)	(24.4)
Amount paid to extinguish the beneficial conversion feature associated with repurchase of convertible debentures	—	—	(12.6)
Investment borrowings - repurchase agreements, net	(20.4)	20.4	—
Issuance of notes payable to affiliates*	234.4	257.8	222.1
Payments on notes payable to affiliates*	(104.8)	(100.7)	(83.9)
Net cash used by financing activities	(202.9)	(308.5)	(190.6)
Net increase (decrease) in cash and cash equivalents	42.3	(44.5)	(34.6)
Cash and cash equivalents, beginning of the year	86.6	131.1	165.7
Cash and cash equivalents, end of the year	$128.9	$86.6	$131.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	2015	2014	2013
Life insurance inforce:
Direct	$25,807.0	$25,029.0	$53,304.9
Assumed	137.4	147.1	305.7
Ceded	(3,780.8)	(3,660.1)	(11,477.6)
Net insurance inforce	$22,163.6	$21,516.0	$42,133.0
Percentage of assumed to net	.6%	.7%	.7%

	2015	2014	2013
Insurance policy income:
Direct	$2,524.3	$2,558.2	$2,623.5
Assumed	38.5	35.0	37.4
Ceded	(133.6)	(176.7)	(212.1)
Net premiums	$2,429.2	$2,416.5	$2,448.8
Percentage of assumed to net	1.6%	1.4%	1.5%

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

4.1
Second Amended and Restated Section 382 Rights Agreement, dated as of November 13, 2014, between the Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Certificate of Designations for the Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 13, 2014, as amended by the First Amendment to Rights Agreement, dated as of April 22, 2015, between the Corporation and the Rights Agent, incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

4.2	Form of specimen stock certificate, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 12, 2010.

4.3
Indenture, dated as of May 19, 2015, between CNO Financial Group, Inc. and Wilmington Trust, National Association, as trustee (the “Trustee”), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 19, 2015.

4.4
First Supplemental Indenture, dated as of May 19, 2015, between the Corporation and the Trustee, relating to the 4.500% Senior Notes due 2020 and the 5.250% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed May 19, 2015.

4.5	Form of 4.500% Senior Notes due 2020 (included in Exhibit 4.4).

4.6	Form of 5.250% Senior Notes due 2025 (included in Exhibit 4.4).

10.1
Underwriting Agreement dated as of May 14, 2015, between CNO Financial Group, Inc. and Goldman, Sachs & Co. and RBC Capital Markets LLC, as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed May 19, 2015.

10.2
Credit Agreement, dated as of May 19, 2015, by and among CNO Financial Group, Inc., the lenders from time to time party thereto, and KeyBank National Association, as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 19, 2015.

10.3
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.5	Form of stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.6
Form of restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.7
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

10.9
Form of stock option agreement for 2015 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.10
Form of restricted stock agreement for 2015 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.11
Form of performance unit award agreement (TSR) for 2015 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.12
Form of performance unit award agreement (ROE) for 2015 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.13
Form of amendment to outstanding stock option agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.14
Form of amendment to outstanding restricted stock agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.15
Form of amendment to outstanding performance unit award agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.16
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.18	2015 Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015.

10.19	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.20
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.21
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.22
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.23
Amended and Restated Employment Agreement dated as of January 5, 2015 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.24
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.25
Amended and Restated Employment Agreement dated as of December 17, 2014 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.26
Amended and Restated Employment Agreement dated as of January 12, 2015 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.27
Amended and Restated Employment Agreement dated as of January 6, 2015 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by Amendment dated July 30, 2015, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.28
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

10.3
Letter of agreement dated as of August 3, 2007 between CNO Services, LLC (formerly Conseco Services, LLC) and John R. Kline, incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.5	Form of stock option agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.6
Form of restricted stock agreement under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.7
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

10.9
Form of stock option agreement for 2015 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.10
Form of restricted stock agreement for 2015 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.11
Form of performance unit award agreement (TSR) for 2015 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.12
Form of performance unit award agreement (ROE) for 2015 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.13
Form of amendment to outstanding stock option agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.14
Form of amendment to outstanding restricted stock agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.15
Form of amendment to outstanding performance unit award agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.18	2015 Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015.

10.20
Deferred Compensation Plan effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as amended by First Amendment of the Deferred Compensation Plan, effective January 1, 2007, incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2007.

10.21
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.22
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Services, LLC and Christopher J. Nickele, incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.23
Amended and Restated Employment Agreement dated as of January 5, 2015 between CNO Financial Group, Inc. and Scott R. Perry, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.24
Amended and Restated Employment Agreement dated as of December 18, 2014 between CNO Financial Group, Inc. and Edward J. Bonach, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.25
Amended and Restated Employment Agreement dated as of December 17, 2014 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.26
Amended and Restated Employment Agreement dated as of January 12, 2015 between CNO Services, LLC and Matthew J. Zimpfer, incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the year ended December 31, 2014.

10.27
Amended and Restated Employment Agreement dated as of January 6, 2015 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by Amendment dated July 30, 2015, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.