Form 10-Q
period 2016-03-31
CNO Financial Group, Inc.
filed 2016-05-04
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of April 21, 2016:  179,098,447

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2016	December 31, 2015

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2016 - $18,765.4; December 31, 2015 - $18,947.0)	$20,105.1	$19,882.9
Equity securities at fair value (cost: March 31, 2016 - $586.0; December 31, 2015 - $447.4)	610.7	463.0
Mortgage loans	1,700.8	1,721.0
Policy loans	110.1	109.4
Trading securities	285.2	262.1
Investments held by variable interest entities	1,691.0	1,633.6
Other invested assets	433.4	415.1
Total investments	24,936.3	24,487.1
Cash and cash equivalents - unrestricted	635.7	432.3
Cash and cash equivalents held by variable interest entities	190.1	364.4
Accrued investment income	247.7	237.0
Present value of future profits	432.2	449.0
Deferred acquisition costs	954.8	1,083.3
Reinsurance receivables	2,839.4	2,859.3
Income tax assets, net	828.8	898.8
Assets held in separate accounts	4.6	4.7
Other assets	388.4	309.2
Total assets	$31,458.0	$31,125.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2016	December 31, 2015

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,772.4	$10,762.3
Future policy benefits	10,768.7	10,602.1
Liability for policy and contract claims	488.7	487.8
Unearned and advanced premiums	292.0	286.3
Liabilities related to separate accounts	4.6	4.7
Other liabilities	788.9	707.8
Investment borrowings	1,548.0	1,548.1
Borrowings related to variable interest entities	1,656.6	1,676.4
Notes payable – direct corporate obligations	911.5	911.1
Total liabilities	27,231.4	26,986.6
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2016 – 179,098,447; December 31, 2015 – 184,028,511)	1.8	1.8
Additional paid-in capital	3,304.3	3,386.8
Accumulated other comprehensive income	540.5	402.8
Retained earnings	380.0	347.1
Total shareholders' equity	4,226.6	4,138.5
Total liabilities and shareholders' equity	$31,458.0	$31,125.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues:
Insurance policy income	$644.4	$636.5
Net investment income (loss):
General account assets	291.0	300.1
Policyholder and other special-purpose portfolios	11.7	16.6
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	9.1	(1.1)
Impairment losses recognized (a)	(10.0)	(1.3)
Gain on dissolution of a variable interest entity	—	11.3
Total realized gains (losses)	(.9)	8.9
Fee revenue and other income	14.2	16.2
Total revenues	960.4	978.3
Benefits and expenses:
Insurance policy benefits	619.0	606.0
Transition expenses	—	4.5
Interest expense	27.7	21.5
Amortization	62.1	66.1
Other operating costs and expenses	211.1	197.9
Total benefits and expenses	919.9	896.0
Income before income taxes	40.5	82.3
Income tax expense:
Tax expense on period income	15.0	29.5
Valuation allowance for deferred tax assets	(20.0)	—
Net income	$45.5	$52.8
Earnings per common share:
Basic:
Weighted average shares outstanding	180,350,000	200,491,000
Net income	$.25	$.26
Diluted:
Weighted average shares outstanding	182,128,000	202,275,000
Net income	$.25	$.26

______________

(a)	No portion of the other-than-temporary impairments recognized in the periods was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Net income	$45.5	$52.8
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	431.1	269.0
Adjustment to present value of future profits and deferred acquisition costs	(45.2)	(9.2)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(168.0)	(92.1)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(4.9)	.4
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.1	(.2)
Unrealized gains on investments	213.1	167.9
Change related to deferred compensation plan	.6	1.3
Other comprehensive income before tax	213.7	169.2
Income tax expense related to items of accumulated other comprehensive income	(76.0)	(60.3)
Other comprehensive income, net of tax	137.7	108.9
Comprehensive income	$183.2	$161.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2
Net income	—	—	52.8	52.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $59.9)	—	108.2	—	108.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.4)	—	.7	—	.7
Cost of common stock repurchased	(86.0)	—	—	(86.0)
Dividends on common stock	—	—	(12.0)	(12.0)
Stock options, restricted stock and performance units	1.7	—	—	1.7
Balance, March 31, 2015	$3,650.1	$934.2	$169.3	$4,753.6

Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	45.5	45.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $76.0)	—	137.7	—	137.7
Cost of common stock repurchased	(90.0)	—	—	(90.0)
Dividends on common stock	—	—	(12.6)	(12.6)
Stock options, restricted stock and performance units	7.5	—	—	7.5
Balance, March 31, 2016	$3,306.1	$540.5	$380.0	$4,226.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Insurance policy income	$617.3	$592.9
Net investment income	285.8	281.0
Fee revenue and other income	14.2	16.2
Insurance policy benefits	(487.4)	(474.9)
Interest expense	(13.3)	(17.2)
Deferrable policy acquisition costs	(62.2)	(58.2)
Other operating costs	(212.9)	(216.6)
Income taxes	(1.1)	(.7)
Net cash from operating activities	140.4	122.5
Cash flows from investing activities:
Sales of investments	1,181.5	452.5
Maturities and redemptions of investments	349.6	320.1
Purchases of investments	(1,524.9)	(1,019.9)
Net purchases of trading securities	(21.7)	(3.7)
Change in cash and cash equivalents held by variable interest entities	174.3	(90.2)
Other	(3.8)	(5.2)
Net cash provided (used) by investing activities	155.0	(346.4)
Cash flows from financing activities:
Payments on notes payable	—	(19.8)
Issuance of common stock	.4	1.0
Payments to repurchase common stock	(93.7)	(81.5)
Common stock dividends paid	(12.7)	(12.1)
Amounts received for deposit products	340.1	286.1
Withdrawals from deposit products	(305.3)	(322.6)
Issuance of investment borrowings:
Related to variable interest entities	2.9	239.3
Payments on investment borrowings:
Federal Home Loan Bank	(.2)	(.2)
Related to variable interest entities and other	(23.5)	(50.9)
Investment borrowings - repurchase agreements, net	—	(.1)
Net cash provided (used) by financing activities	(92.0)	39.2
Net increase (decrease) in cash and cash equivalents	203.4	(184.7)
Cash and cash equivalents, beginning of period	432.3	611.6
Cash and cash equivalents, end of period	$635.7	$426.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2016 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2015, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

INVESTMENTS

We classify our fixed maturity securities into one of two categories: (i) "available for sale" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); or (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as net investment income (classified as investment income from policyholder and other special-purpose portfolios)).

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products); and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option.  The change in fair value of the income generating investments and investments supporting insurance liabilities is recognized in income from policyholder and other special-purpose portfolios (a component of net investment income). The change in fair value of securities with embedded derivatives is recognized in realized investment gains (losses). Investment income related to investments supporting certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2016 and December 31, 2015, were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.6	$1.6
Net unrealized gains on all other investments	1,329.6	903.4
Adjustment to present value of future profits (a)	(120.3)	(121.2)
Adjustment to deferred acquisition costs	(279.6)	(133.3)
Adjustment to insurance liabilities	(82.3)	(14.6)
Unrecognized net loss related to deferred compensation plan	(8.0)	(8.6)
Deferred income tax liabilities	(300.5)	(224.5)
Accumulated other comprehensive income	$540.5	$402.8
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At March 31, 2016, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(104.8) million, $(138.0) million, $(82.3) million and $115.5 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2016, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$11,946.1	$1,188.0	$(226.3)	$12,907.8	$—
United States Treasury securities and obligations of United States government corporations and agencies	160.4	36.7	—	197.1	—
States and political subdivisions	1,814.3	249.2	(3.7)	2,059.8	(3.0)
Debt securities issued by foreign governments	33.5	.5	—	34.0	—
Asset-backed securities	2,173.2	50.8	(29.7)	2,194.3	—
Collateralized debt obligations	148.4	.1	(4.8)	143.7	—
Commercial mortgage-backed securities	1,494.7	46.0	(23.1)	1,517.6	—
Mortgage pass-through securities	2.8	.3	—	3.1	—
Collateralized mortgage obligations	992.0	60.0	(4.3)	1,047.7	(1.8)
Total fixed maturities, available for sale	$18,765.4	$1,631.6	$(291.9)	$20,105.1	$(4.8)
Equity securities	$586.0	$26.3	$(1.6)	$610.7

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$306.7	$311.2
Due after one year through five years	2,222.7	2,385.4
Due after five years through ten years	1,574.3	1,670.2
Due after ten years	9,850.6	10,831.9
Subtotal	13,954.3	15,198.7
Structured securities	4,811.1	4,906.4
Total fixed maturities, available for sale	$18,765.4	$20,105.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Fixed maturity securities, available for sale:
Gross realized gains on sale	$98.5	$14.7
Gross realized losses on sale	(81.0)	(15.4)
Impairments:
Total other-than-temporary impairment losses	(6.3)	(1.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(6.3)	(1.3)
Net realized investment gains (losses) from fixed maturities	11.2	(2.0)
Equity securities	.1	2.5
Commercial mortgage loans	—	(2.3)
Impairments of other investments	(3.7)	—
Gain on dissolution of a variable interest entity	—	11.3
Other (a)	(8.5)	(.6)
Net realized investment gains (losses)	$(.9)	$8.9
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(3.4) million for the three months ended March 31, 2016. Such amount was insignificant in the 2015 period.

During the first three months of 2016, we recognized net realized investment losses of $.9 million, which were comprised of: (i) $10.9 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (iv) $10.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first three months of 2016, the $81.0 million of gross realized losses on sales of $388.0 million of fixed maturity securities, available for sale included: (i) $74.5 million related to various corporate securities (including $62.7 million

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.2 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2016, we recognized $10.0 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities of a single issuer in the energy sector; and (ii) $3.7 million of writedowns on a direct loan due to borrower specific events. Factors considered in determining the writedowns of investments in the first three months of 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2016, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.8 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.6)	$(1.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(2.6)	$(1.0)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2016 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$.6	$—	$—	$—	$.6	$—
States and political subdivisions	14.4	(.2)	23.1	(3.5)	37.5	(3.7)
Debt securities issued by foreign governments	4.2	—	—	—	4.2	—
Corporate securities	1,862.3	(142.7)	548.5	(83.6)	2,410.8	(226.3)
Asset-backed securities	1,118.9	(24.8)	162.4	(4.9)	1,281.3	(29.7)
Collateralized debt obligations	113.4	(4.0)	27.6	(.8)	141.0	(4.8)
Commercial mortgage-backed securities	493.5	(19.8)	48.5	(3.3)	542.0	(23.1)
Collateralized mortgage obligations	281.9	(3.3)	28.4	(1.0)	310.3	(4.3)
Total fixed maturities, available for sale	$3,889.2	$(194.8)	$838.5	$(97.1)	$4,727.7	$(291.9)
Equity securities	$51.4	$(1.1)	$14.0	$(.5)	$65.4	$(1.6)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Based on management's current assessment of investments with unrealized losses at March 31, 2016, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2016	2015
Net income for basic and diluted earnings per share	$45.5	$52.8
Shares:
Weighted average shares outstanding for basic earnings per share	180,350	200,491
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,778	1,784
Weighted average shares outstanding for diluted earnings per share	182,128	202,275

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Restricted shares (including our performance units) are not included in basic earnings per share until vested.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised and restricted stock was vested.  The dilution from options and restricted shares is calculated using the treasury stock method.  Under this method, we assume the proceeds from the exercise of the options (or the unrecognized compensation expense with respect to restricted stock and performance units) will be used to purchase shares of our common stock at the average market price during the period, reducing the dilutive effect of the exercise of the options (or the vesting of the restricted stock and performance units).

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

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$4.8	$5.7
Health	311.1	315.8
Life	97.3	91.2
Net investment income (a)	214.2	226.5
Fee revenue and other income (a)	6.6	6.3
Total Bankers Life revenues	634.0	645.5
Washington National:
Insurance policy income:
Annuities	.5	.9
Health	155.5	152.2
Life	6.1	6.4
Net investment income (a)	60.6	65.6
Fee revenue and other income (a)	.3	.4
Total Washington National revenues	223.0	225.5
Colonial Penn:
Insurance policy income:
Health	.7	.8
Life	68.4	63.5
Net investment income (a)	11.0	10.7
Fee revenue and other income (a)	.4	.3
Total Colonial Penn revenues	80.5	75.3
Corporate operations:
Net investment income	4.0	6.7
Fee and other income	2.5	1.9
Total corporate revenues	6.5	8.6
Total revenues	944.0	954.9

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2016	2015
Expenses:
Bankers Life:
Insurance policy benefits	$397.0	$405.3
Amortization	51.5	51.6
Interest expense on investment borrowings	2.9	2.1
Other operating costs and expenses	105.0	104.3
Total Bankers Life expenses	556.4	563.3
Washington National:
Insurance policy benefits	133.5	135.2
Amortization	15.1	15.3
Interest expense on investment borrowings	.8	.4
Other operating costs and expenses	47.3	46.1
Total Washington National expenses	196.7	197.0
Colonial Penn:
Insurance policy benefits	50.5	48.6
Amortization	3.9	3.6
Interest expense on investment borrowings	.1	—
Other operating costs and expenses	32.8	29.0
Total Colonial Penn expenses	87.3	81.2
Corporate operations:
Interest expense on corporate debt	11.4	10.5
Other operating costs and expenses	14.6	9.9
Total corporate expenses	26.0	20.4
Total expenses	866.4	861.9
Pre-tax operating earnings by segment:
Bankers Life	77.6	82.2
Washington National	26.3	28.5
Colonial Penn	(6.8)	(5.9)
Corporate operations	(19.5)	(11.8)
Pre-tax operating earnings	$77.6	$93.0
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Total segment revenues	$944.0	$954.9
Net realized investment gains (losses)	(.9)	(2.4)
Revenues related to certain non-strategic investments and earnings attributable to VIEs	12.3	18.3
Fee revenue related to transition and support services agreements	5.0	7.5
Consolidated revenues	960.4	978.3

Total segment expenses	866.4	861.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	38.0	16.9
Amortization related to fair value changes in embedded derivative liabilities	(8.5)	(4.2)
Amortization related to net realized investment gains	.1	(.2)
Expenses related to certain non-strategic investments and expenses attributable to VIEs	12.9	10.5
Fair value changes related to agent deferred compensation plan	6.0	—
Transition expenses	—	4.5
Expenses related to transition and support services agreements	5.0	6.6
Consolidated expenses	919.9	896.0
Income before tax	40.5	82.3
Income tax expense:
Tax expense on period income	15.0	29.5
Valuation allowance for deferred tax assets	(20.0)	—
Net income	$45.5	$52.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2016	December 31, 2015
Assets:
Other invested assets:
Fixed index call options	$47.0	$41.0
Interest rate futures	(.3)	.1
Reinsurance receivables	(3.2)	(5.0)
Total assets	$43.5	$36.1
Liabilities:
Future policy benefits:
Fixed index products	$1,096.0	$1,057.1
Total liabilities	$1,096.0	$1,057.1

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.3 billion at March 31, 2016. Such amount did not fluctuate significantly during the first three months of 2016 and 2015.

We utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $140 million in underlying investments held by the ceding reinsurer.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$(9.0)	$(2.1)
Embedded derivative related to reinsurance contract	—	—
Total	(9.0)	(2.1)
Net realized gains (losses):
Interest rate futures	(1.0)	(1.7)
Embedded derivative related to modified coinsurance agreement	1.8	—
Total	.8	(1.7)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(34.9)	(17.8)
Total	$(43.1)	$(21.6)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2016, all of our counterparties were rated "A-" or higher by Standard & Poor's Corporation ("S&P").

We enter into exchange-traded interest rate future contracts. The contracts are marked to market and margined on a daily basis. The Company has minimal exposure to credit-related losses in the event of nonperformance.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2016 and December 31, 2015 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2016:
Fixed index call options	$47.0	$—	$47.0	$—	$—	$47.0
Interest rate futures	(.3)	.7	.4	—	—	.4
December 31, 2015:
Fixed index call options	41.0	—	41.0	—	—	41.0
Interest rate futures	.1	1.5	1.6	—	—	1.6

REINSURANCE

The cost of reinsurance ceded totaled $33.6 million and $33.9 million in the first quarters of 2016 and 2015, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $40.4 million and $39.4 million in the first quarters of 2016 and 2015, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $8.8 million and $9.9 million in the first quarters of 2016 and 2015, respectively.

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

	Three months ended
	March 31,
	2016	2015
Current tax expense	$4.1	$2.9
Deferred tax expense	10.9	26.4
Income tax expense calculated based on estimated annual effective tax rate	15.0	29.3
Income tax expense on discrete items:
Change in valuation allowance	(20.0)	—
Other items	—	.2
Total income tax expense	$(5.0)	$29.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2016	2015
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	.8	(.8)
State taxes	1.2	1.4
Estimated annual effective tax rate	37.0%	35.6%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net federal operating loss carryforwards	$883.4	$916.3
Net state operating loss carryforwards	13.9	14.1
Tax credits	57.2	55.3
Capital loss carryforwards	12.2	13.8
Investments	19.7	26.5
Insurance liabilities	624.8	600.3
Other	63.9	63.0
Gross deferred tax assets	1,675.1	1,689.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(303.4)	(305.4)
Accumulated other comprehensive income	(298.6)	(223.8)
Gross deferred tax liabilities	(602.0)	(529.2)
Net deferred tax assets before valuation allowance	1,073.1	1,160.1
Valuation allowance	(193.5)	(213.5)
Net deferred tax assets	879.6	946.6
Current income taxes accrued	(50.8)	(47.8)
Income tax assets, net	$828.8	$898.8

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

Based on our assessment, it appears more likely than not that $879.6 million of our net deferred tax assets of $1,073.1 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $193.5 million at March 31, 2016 ($176.5 million of which relates to our net federal operating loss carryforwards; $10 million relates to state operating loss carryforwards; and $7 million relates to capital loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We use a deferred tax valuation model to assess the need for a valuation allowance. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from investment strategies, reinsurance transactions and the impact of the sale of Conseco Life Insurance Company ("CLIC", a wholly owned subsidiary prior to its sale in July 2014). Our estimates of future taxable income are based on evidence we consider to be objective and verifiable. In the first three months of 2016, we reduced the valuation allowance for deferred tax assets by $20.0 million primarily related to higher expected non-life income from: (i) our recently announced investment in Tennenbaum Capital Partners, LLC ("TCP"); and (ii) approximately $250 million of additional investments to be made over time in various TCP managed funds and strategies. The investment in TCP is further discussed in the note to the consolidated financial statements entitled "Subsequent Event".

Our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to remain flat for two years and then increase by 3 percent for the next five years, and level taxable income is assumed thereafter. Our deferred tax valuation model was adjusted to reflect our investment in TCP. In the projections used for our analysis, our adjusted average taxable income (based on the level of recent normalized taxable income) of approximately $345 million has not changed, however, the amount characterized as non-life taxable income increased by approximately $10 million and the amount characterized as life taxable income decreased by $10 million. Accordingly, our adjusted average taxable income is comprised of $85 million of non-life taxable income and $260 million of life taxable income.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.65 percent at March 31, 2016), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2016, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of March 31, 2016, we had $2.5 billion of federal NOLs. The following table summarizes the expiration dates of our loss carryforwards assuming the Internal Revenue Service ("IRS") ultimately agrees with the position we have taken with respect to the loss on our investment in Conseco Senior Health Insurance Company ("CSHI") and other uncertain tax positions(dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$449.4	$1,916.8	$2,366.2
2025	—	91.5	91.5
2026	—	207.4	207.4
2027	—	4.9	4.9
2028	—	203.7	203.7
2029	—	146.6	146.6
2032	—	44.0	44.0
Subtotal	449.4	2,614.9	3,064.3
Less:
Unrecognized tax benefits	(342.9)	(197.4)	(540.3)
Total	$106.5	$2,417.5	$2,524.0

In addition, at March 31, 2016, we had $34.9 million of capital loss carryforwards that expire in 2020.

We had deferred tax assets related to NOLs for state income taxes of $13.9 million and $14.1 million at March 31, 2016 and December 31, 2015, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

We recognized an $878 million ordinary loss on our investment in CSHI which was worthless when it was transferred to an independent trust in 2008. Of this loss, $742 million has been reported as a life loss and $136 million as a non-life loss. The IRS has disagreed with our ordinary loss treatment and believes that it should be treated as a capital loss, subject to a five year carryover. If the IRS position is ultimately determined to be correct, $473 million would have expired unused in 2013. Due to this uncertainty, we have not recognized a tax benefit of $166.0 million. However, if this unrecognized tax benefit would have been recognized, we would also have established a valuation allowance of $34.0 million at March 31, 2016.

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

We currently expect to utilize all of our remaining life NOLs in the second quarter of 2016, absent a favorable outcome on the classification of the loss on our investment in CSHI. After all of the life NOLs are utilized, we will begin making cash tax payments equal to the effective federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on only 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016	December 31, 2015
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(13.5)	(13.9)
Direct corporate obligations	$911.5	$911.1

Revolving Credit Agreement

On May 19, 2015, the Company entered into a revolving credit agreement, with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "Revolving Credit Agreement"). On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement, resulting in $50.0 million available for additional borrowings. The Revolving Credit Agreement matures on May 19, 2019.

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At March 31, 2016, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 2.43 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 20.3 percent at March 31, 2016); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 441 percent at March 31, 2016); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,686.1 million at March 31, 2016 compared to the minimum requirement of $2,677 million).

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2016 (dollars in millions):

Year ending March 31,
2017	$—
2018	—
2019	—
2020	100.0
2021	325.0
Thereafter	500.0
$925.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2016, the carrying value of the FHLB common stock was $74.2 million.  As of March 31, 2016, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2016, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2016
$57.7	June 2017	Variable rate – 0.871%
50.0	August 2017	Variable rate – 0.817%
75.0	August 2017	Variable rate – 0.779%
100.0	October 2017	Variable rate – 1.052%
50.0	November 2017	Variable rate – 1.145%
50.0	January 2018	Variable rate – 0.967%
50.0	January 2018	Variable rate – 0.959%
50.0	February 2018	Variable rate – 0.930%
50.0	February 2018	Variable rate – 0.707%
22.0	February 2018	Variable rate – 0.966%
100.0	May 2018	Variable rate – 0.883%
50.0	July 2018	Variable rate – 1.091%
50.0	August 2018	Variable rate – 0.737%
10.0	December 2018	Variable rate – 0.951%
50.0	January 2019	Variable rate – 1.040%
50.0	February 2019	Variable rate – 0.707%
100.0	March 2019	Variable rate – 0.921%
21.8	July 2019	Variable rate – 0.922%
15.0	October 2019	Variable rate – 1.134%
50.0	May 2020	Variable rate – 0.956%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.253%
100.0	September 2020	Variable rate – 1.093%
50.0	September 2020	Variable rate – 1.093%
75.0	September 2020	Variable rate – 0.749%
100.0	October 2020	Variable rate – 0.723%
50.0	December 2020	Variable rate – 1.138%
28.2	August 2021	Fixed rate – 2.550%
26.0	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,548.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2016, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $4.5 million.

Interest expense of $3.8 million and $2.5 million in the first three months of 2016 and 2015, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2015	184,029
Treasury stock purchased and retired	(5,331)
Stock options exercised	51
Restricted and performance stock vested	349	(a)
Balance, March 31, 2016	179,098
____________________

(a)
Such amount was reduced by 182 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first three months of 2016, we repurchased 5.3 million shares of common stock for $90.0 million under our securities repurchase program. The Company had remaining repurchase authority of $365.7 million as of March 31, 2016.

In the first three months of 2016, dividends declared on common stock totaled $12.6 million ($0.07 per common share).

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.0 million and $.8 million during the three months ended March 31, 2016 and 2015, respectively.  Amounts amortized totaled $1.7 million and $2.8 million during the three months ended March 31, 2016 and 2015, respectively.  The unamortized balance of deferred sales inducements was $56.7 million and $57.4 million at March 31, 2016 and December 31, 2015, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.8 million and $.9 million at March 31, 2016 and December 31, 2015, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued amendments that clarify the implementation guidance on principal versus agent considerations. In July 2015, the guidance was updated and will now be effective for the Company on January 1, 2018 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company is currently assessing the impact the guidance will have upon adoption.

In May 2015, the FASB issued authoritative guidance which requires additional disclosures related to short-duration contracts. The guidance will require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The guidance also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the guidance requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

adjustment expenses. For health insurance claims, the guidance requires the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The guidance will be effective for the Company for annual periods beginning after December 15, 2015, and the interim periods within annual periods beginning after December 15, 2016. The Company is currently assessing the impact the guidance will have on its disclosures upon adoption. The adoption of this guidance will have no effect on our financial position or results of operations.

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

An entity should apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the guidance is not permitted; except that item (v) above is permitted to be adopted early as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the guidance will have upon adoption.

In February 2016, the FASB issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.

In March 2016, the FASB issued authoritative guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this guidance is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The guidance will be effective for the Company for fiscal years beginning after

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The Company is currently assessing the impact the guidance will have upon adoption.
In March 2016, the FASB issued authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The new guidance also allows an employer to withhold shares upon settlement of an award to satisfy the employer's tax withholding requirements up to the highest marginal tax rate applicable to employees, without resulting in liability classification of the award. Current guidance strictly limits the withholding to the employer's minimum statutory tax withholding requirement. The guidance will be effective for the Company for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Transition guidance varies between retrospective, modified retrospective and prospective depending on the specific change required. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.
Adopted Accounting Standards

In August 2014, the FASB issued authoritative guidance related to measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity which provides a measurement alternative for an entity that consolidates collateralized financing entities. A collateralized financing entity is a VIE with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. If elected, the alternative method results in the reporting entity measuring both the financial assets and the financial liabilities of the collateralized financing entity using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and the financial liabilities of the collateralized financing entity previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the collateralized financing entity (other than those that represent compensation for services) at fair value. The guidance was effective for the Company for interim and annual periods beginning in 2016. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. The adoption of this guidance had no impact on our consolidated financial statements.

In February 2015, the FASB issued authoritative guidance which updates the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. Such guidance: (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for certain investment funds. The guidance was effective for the Company for interim and annual periods beginning in 2016. A reporting entity may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the guidance retrospectively to all relevant prior periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$45.5	$52.8
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	68.2	71.0
Income taxes	(6.1)	28.9
Insurance liabilities	103.7	88.2
Accrual and amortization of investment income	(16.9)	(35.7)
Deferral of policy acquisition costs	(62.2)	(58.2)
Net realized investment (gains) losses	.9	(8.9)
Transition expenses	—	4.5
Other	7.3	(20.1)
Net cash from operating activities	$140.4	$122.5

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Stock options, restricted stock and performance units	$10.2	$4.3

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2016
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,691.0	$—	$1,691.0
Notes receivable of VIEs held by insurance subsidiaries	—	(203.4)	(203.4)
Cash and cash equivalents held by variable interest entities	190.1	—	190.1
Accrued investment income	3.7	(.1)	3.6
Income tax assets, net	24.6	(1.8)	22.8
Other assets	6.5	(1.9)	4.6
Total assets	$1,915.9	$(207.2)	$1,708.7
Liabilities:
Other liabilities	$101.6	$(7.3)	$94.3
Borrowings related to variable interest entities	1,656.6	—	1,656.6
Notes payable of VIEs held by insurance subsidiaries	203.1	(203.1)	—
Total liabilities	$1,961.3	$(210.4)	$1,750.9

	December 31, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,633.6	$—	$1,633.6
Notes receivable of VIEs held by insurance subsidiaries	—	(204.3)	(204.3)
Cash and cash equivalents held by variable interest entities	364.4	—	364.4
Accrued investment income	3.3	—	3.3
Income tax assets, net	26.0	(1.9)	24.1
Other assets	1.4	(1.5)	(.1)
Total assets	$2,028.7	$(207.7)	$1,821.0
Liabilities:
Other liabilities	$196.6	$(7.2)	$189.4
Borrowings related to variable interest entities	1,676.4	—	1,676.4
Notes payable of VIEs held by insurance subsidiaries	204.0	(204.0)	—
Total liabilities	$2,077.0	$(211.2)	$1,865.8

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2016, such loans had an amortized cost of $1,725.8 million; gross unrealized gains of $2.6 million; gross unrealized losses of $37.4 million; and an estimated fair value of $1,691.0 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.8	$4.8
Due after one year through five years	898.4	878.0
Due after five years through ten years	822.6	808.2
Total	$1,725.8	$1,691.0

During the first three months of 2016, the VIEs recognized net realized investment losses of $6.4 million. During the first three months of 2015, the VIEs recognized net realized investment losses of $.9 million.

At March 31, 2016, there was one investment held by the VIEs in default or considered nonperforming with an amortized cost and carrying value of $2.3 million and $1.3 million, respectively.

During the first three months of 2016, $26.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $6.5 million. During the first three months of 2015, $28.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.0 million.

At March 31, 2016, the VIEs held:  (i) investments with a fair value of $958.4 million and gross unrealized losses of $19.0 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $288.7 million and gross unrealized losses of $18.4 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2016, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $108.8 million (classified as other invested assets).  At March 31, 2016, we had unfunded commitments to these partnerships of $66.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

Certain investments classified as other invested assets with a carrying value of $77.9 million and $92.7 million as of March 31, 2016 and December 31, 2015, respectively, have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient.

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2016 and 2015.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 47 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2016 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,734.5	$173.3	$12,907.8
United States Treasury securities and obligations of United States government corporations and agencies	—	197.1	—	197.1
States and political subdivisions	—	2,059.8	—	2,059.8
Debt securities issued by foreign governments	—	34.0	—	34.0
Asset-backed securities	—	2,150.5	43.8	2,194.3
Collateralized debt obligations	—	143.7	—	143.7
Commercial mortgage-backed securities	—	1,516.5	1.1	1,517.6
Mortgage pass-through securities	—	3.1	—	3.1
Collateralized mortgage obligations	—	1,047.7	—	1,047.7
Total fixed maturities, available for sale	—	19,886.9	218.2	20,105.1
Equity securities - corporate securities	401.7	176.6	32.4	610.7
Trading securities:
Corporate securities	—	20.2	—	20.2
United States Treasury securities and obligations of United States government corporations and agencies	—	1.6	—	1.6
Asset-backed securities	—	43.1	—	43.1
Collateralized debt obligations	—	1.9	—	1.9
Commercial mortgage-backed securities	—	111.9	39.0	150.9
Collateralized mortgage obligations	—	62.4	—	62.4
Equity securities	5.1	—	—	5.1
Total trading securities	5.1	241.1	39.0	285.2
Investments held by variable interest entities - corporate securities	—	1,691.0	—	1,691.0
Other invested assets - derivatives	.4	47.0	—	47.4
Assets held in separate accounts	—	4.6	—	4.6
Total assets carried at fair value by category	$407.2	$22,047.2	$289.6	$22,744.0

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,096.0	$1,096.0

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2016
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,803.4	$1,803.4	$1,700.8
Policy loans	—	—	110.1	110.1	110.1
Other invested assets:
Company-owned life insurance	—	159.0	—	159.0	159.0
Cash and cash equivalents:
Unrestricted	544.7	91.0	—	635.7	635.7
Held by variable interest entities	190.1	—	—	190.1	190.1
Liabilities:
Policyholder account balances	—	—	10,772.4	10,772.4	10,772.4
Investment borrowings	—	1,552.5	—	1,552.5	1,548.0
Borrowings related to variable interest entities	—	1,625.7	—	1,625.7	1,656.6
Notes payable – direct corporate obligations	—	941.5	—	941.5	911.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2016 (dollars in millions):

	March 31, 2016
	Beginning balance as of December 31, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2016	Amount of total gains (losses) for the three months ended March 31, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$170.4	$(15.4)	$(11.1)	$9.1	$20.3	$—	$173.3	$(6.3)
Asset-backed securities	35.9	20.9	—	.7	—	(13.7)	43.8	—
Commercial mortgage-backed securities	1.1	—	—	—	—	—	1.1	—
Mortgage pass-through securities	.1	(.1)	—	—	—	—	—	—
Total fixed maturities, available for sale	207.5	5.4	(11.1)	9.8	20.3	(13.7)	218.2	(6.3)
Equity securities - corporate securities	32.0	1.1	—	(.7)	—	—	32.4	—
Trading securities - commercial mortgage-backed securities	39.9	(1.1)	—	.2	—	—	39.0	.2
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,057.1)	(4.0)	(34.9)	—	—	—	(1,096.0)	(34.9)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2016 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(15.4)	$—	$—	$(15.4)
Asset-backed securities	21.0	(.1)	—	—	20.9
Mortgage pass-through securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	21.0	(15.6)	—	—	5.4
Equity securities - corporate securities	1.1	—	—	—	1.1
Trading securities - commercial mortgage-backed securities	—	(1.1)	—	—	(1.1)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(34.0)	14.2	(.2)	16.0	(4.0)

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

At March 31, 2016, 48 percent of our Level 3 fixed maturities, available for sale, were investment grade and 79 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3.

Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and other special-purpose portfolios, net realized investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders' equity based on the appropriate accounting treatment for the instrument.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2016 (dollars in millions):

	Fair value at March 31, 2016	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$78.8	Discounted cash flow analysis	Discount margins	1.80% - 11.29% (5.55%)
Asset-backed securities (b)	22.8	Discounted cash flow analysis	Discount margins	2.89% - 4.25% (3.47%)
Equity security (c)	32.4	Market approach	Projected cash flows	Not applicable
Other assets categorized as Level 3 (d)	155.6	Unadjusted third-party price source	Not applicable	Not applicable
Total	289.6
Liabilities:
Future policy benefits (e)	1,096.0	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00% - 2.80% (1.44%)
			Surrender rates	1.67% - 46.56% (14.09%)
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

SUBSEQUENT EVENT

In April 2016, the Company announced that it has invested in a non-controlling minority interest in TCP, a Los Angeles-based investment management firm with over $6 billion in assets under management. In addition, the Company has agreed to make general account investments over a period of time of approximately $250 million in TCP’s managed funds and strategies.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2016, and its consolidated results of operations for the three months ended March 31, 2016 and 2015, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2015 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2016 and 2015 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2016	2015
EBIT (a non-GAAP measure) (a):
Bankers Life	$77.6	$82.2
Washington National	26.3	28.5
Colonial Penn	(6.8)	(5.9)
EBIT from business segments	97.1	104.8
Corporate operations, excluding corporate interest expense	(8.1)	(1.3)
EBIT	89.0	103.5
Corporate interest expense	(11.4)	(10.5)
Operating earnings before taxes	77.6	93.0
Tax expense on operating income	28.0	32.9
Net operating income (a)	49.6	60.1
Net realized investment gains (losses) (net of related amortization and taxes)	(.6)	(1.4)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(19.2)	(8.3)
Fair value changes related to agent deferred compensation plan (net of taxes)	(3.9)	—
Valuation allowance for deferred tax assets	20.0	—
Other	(.4)	2.4
Net income	$45.5	$52.8
Per diluted share:
Net operating income	$.27	$.30
Net realized investment gains (losses) (net of related amortization and taxes)	—	(.01)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.11)	(.04)
Fair value changes related to agent deferred compensation plan (net of taxes)	(.02)	—
Valuation allowance for deferred tax assets	.11	—
Other	—	.01
Net income	$.25	$.26

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) net realized investment gains or losses, net of related amortization and taxes; (ii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iii) fair value changes related to the agent deferred compensation plan, net of taxes; (iv) loss on extinguishment of debt, net of taxes; (v) changes in the valuation allowance for deferred tax assets; and (vi) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2015 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$77.6	$82.2
Washington National	26.3	28.5
Colonial Penn	(6.8)	(5.9)
Corporate operations	(19.5)	(11.8)
	77.6	93.0
Net realized investment gains (losses), net of related amortization:
Bankers Life	(6.5)	(3.8)
Washington National	13.0	(.2)
Colonial Penn	(1.2)	.1
Corporate operations	(6.3)	1.7
	(1.0)	(2.2)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(29.1)	(12.6)
Washington National	(.4)	(.1)
	(29.5)	(12.7)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	(.6)	7.8
Net revenue (expense) pursuant to transition and support services agreements:
Corporate operations	—	.9
Fair value changes related to agent deferred compensation plan:
Corporate operations	(6.0)	—
Transition expenses
Corporate operations	—	(4.5)
Income (loss) before income taxes:
Bankers Life	42.0	65.8
Washington National	38.9	28.2
Colonial Penn	(8.0)	(5.8)
Corporate operations	(32.4)	(5.9)
Income before income taxes	$40.5	$82.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, loss on extinguishment of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premium collections:
Annuities	$233.6	$171.7
Medicare supplement and other supplemental health	313.1	304.6
Life	114.0	107.9
Total collections	$660.7	$584.2
Average liabilities for insurance products:
Fixed index annuities	$4,327.5	$3,952.1
Fixed interest annuities	3,297.5	3,623.5
SPIAs and supplemental contracts:
Mortality based	181.4	194.4
Deposit based	155.3	152.3
Health:
Long-term care	4,814.2	5,067.8
Medicare supplement	339.3	336.9
Other health	48.7	47.7
Life:
Interest sensitive	689.2	614.9
Non-interest sensitive	989.7	911.6
Total average liabilities for insurance products, net of reinsurance ceded	$14,842.8	$14,901.2
Revenues:
Insurance policy income	$413.2	$412.7
Net investment income:
General account invested assets	222.0	229.2
Fixed index products	(7.8)	(2.7)
Fee revenue and other income	6.6	6.3
Total revenues	634.0	645.5
Expenses:
Insurance policy benefits	360.2	363.4
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	28.1	30.3
Cost of options to fund index credits, net of forfeitures	16.9	14.3
Market value changes credited to policyholders	(8.2)	(2.7)
Amortization related to operations	51.5	51.6
Interest expense on investment borrowings	2.9	2.1
Other operating costs and expenses	105.0	104.3
Total benefits and expenses	556.4	563.3
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	77.6	82.2
Net realized investment gains (losses)	(6.6)	(4.0)
Amortization related to net realized investment gains (losses)	.1	.2
Net realized investment gains (losses), net of related amortization	(6.5)	(3.8)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(36.7)	(16.2)
Amortization related to fair value changes in embedded derivative liabilities	7.6	3.6
Fair value changes in embedded derivative liabilities, net of related amortization	(29.1)	(12.6)
Income before income taxes	$42.0	$65.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2016	2015
Health benefit ratios:
All health lines:
Insurance policy benefits	$294.4	$299.0
Benefit ratio (a)	94.6%	94.7%
Medicare supplement:
Insurance policy benefits	$137.0	$130.1
Benefit ratio (a)	71.1%	67.4%
Long-term care:
Insurance policy benefits	$157.4	$168.9
Benefit ratio (a)	132.9%	137.8%
Interest-adjusted benefit ratio (b)	75.3%	83.0%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $68.2 million and $67.1 million in the three months ended March 31, 2016 and 2015, respectively.

Total premium collections were $660.7 million in the first quarter of 2016, up 13 percent from 2015, reflecting an increase in premiums from annuity products and strong persistency in the Medicare supplement and life blocks of business. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $14.8 billion in the first quarter of 2016, down .4 percent from 2015. Such average liabilities for long-term care products were increased by $30 million and $393 million in the first quarters of 2016 and 2015, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $222.0 million in the first quarter of 2016, down 3.1 percent from 2015. The first quarter of 2016 reflects $7 million of lower investment income from alternative investments compared to the 2015 period. Prepayment income was $4.0 million and $4.4 million in the first quarters of 2016 and 2015, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment losses related to fixed index products was $7.8 million and $2.7 million in the first quarters of 2016 and 2015, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $6.6 million and $6.3 million in the first quarters of 2016 and 2015, respectively. These amounts include revenues earned under distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The increase reflects the larger in-force block of third party products.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 71.1 percent and 67.4 percent in the first quarters of 2016 and 2015, respectively. The benefit ratio in the first quarter of 2015 was impacted by favorable experience in a small block of supplemental health policies that are aggregated with these policies due to their relative immateriality. We continue to expect the Medicare supplement benefit ratio to be in the range of 70 percent to 73 percent during 2016.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 132.9 percent and 137.8 percent in the first quarters of 2016 and 2015, respectively.  The interest-adjusted benefit ratio on this business was 75.3 percent and 83.0 percent in the first quarters of 2016 and 2015, respectively.  The interest-adjusted benefit ratio in the first quarter of 2016 was favorably impacted by $8 million of reserve releases related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the first quarter of 2016 excluding the favorable reserve releases related to rate increases was 82.4 percent. We continue to expect the long-term care interest-adjusted benefit ratio to be in the range of 81 percent to 86 percent during 2016, excluding the reserve-related impacts of rate increase actions. We also expect that the impacts of rate increases will continue to favorably impact the interest-adjusted benefit ratio in 2016.

Our projections of estimated future profits on the long-term care block indicate that profits will be recognized in earlier years, followed by losses in later years. We recognize future loss reserves during the period the block is profitable to offset the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

losses in the future period. As a result of the projected future losses, the interest-adjusted benefit ratio will increase on this block as it ages and as new business becomes less of a component of the overall inforce. We estimate the future loss reserve based on our current best estimates of morbidity, persistency, premium rates, maintenance expense, commissions and investment yields, which estimates are generally updated annually. We increased the future loss reserve related to our long-term care blocks of business by $8.9 million and $9.0 million in the first quarters of 2016 and 2015, respectively. The future loss reserves on this long-term care business totaled $167.2 million at March 31, 2016.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $28.1 million and $30.3 million in the first quarters of 2016 and 2015, respectively. The weighted average crediting rate for these products was 2.8 percent in both the first quarters of 2016 and 2015. The average liabilities of the fixed interest annuity block were $3.3 billion and $3.6 billion in the first three months of 2016 and 2015, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $51.5 million and $51.6 million in the first quarters of 2016 and 2015, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses in our Bankers Life segment were $105.0 million in the first quarter of 2016, up .7 percent from 2015. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Commission expense and agent manager benefits	$15.9	$16.6
Other operating expenses	89.1	87.7
Total	$105.0	$104.3

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2016, we recognized net realized investment losses of $6.6 million, which were comprised of: (i) $4.9 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.1 million; and (iii) $8.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2015, we recognized $2.9 million of net losses from the sales of investments

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

(primarily fixed maturities) and $1.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in a decrease in the amortization of insurance acquisition costs of $.1 million and $.2 million in the first quarters of 2016 and 2015, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premium collections:
Supplemental health and other health	$141.6	$133.2
Medicare supplement	16.4	18.2
Life	7.2	6.9
Annuity	.3	.4
Total collections	$165.5	$158.7
Average liabilities for insurance products:
Fixed index annuities	$363.5	$401.0
Fixed interest annuities	111.2	124.9
SPIAs and supplemental contracts:
Mortality based	248.5	267.5
Deposit based	265.5	257.3
Separate Accounts	4.7	5.5
Health:
Supplemental health	2,558.0	2,455.3
Medicare supplement	29.5	33.5
Other health	14.3	15.1
Life:
Interest sensitive	150.5	153.5
Non-interest sensitive	182.3	188.4
Total average liabilities for insurance products, net of reinsurance ceded	$3,928.0	$3,902.0
Revenues:
Insurance policy income	$162.1	$159.5
Net investment income:
General account invested assets	61.7	64.6
Fixed index products	(1.2)	.6
Trading account income related to policyholder accounts	.1	.4
Fee revenue and other income	.3	.4
Total revenues	223.0	225.5
Expenses:
Insurance policy benefits	129.1	129.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.5	3.7
Cost of options to fund index credits, net of forfeitures	1.7	1.5
Market value changes credited to policyholders	(.8)	1.0
Amortization related to operations	15.1	15.3
Interest expense on investment borrowings	.8	.4
Other operating costs and expenses	47.3	46.1
Total benefits and expenses	196.7	197.0
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	26.3	28.5
Net realized investment gains (losses)	13.2	(.2)
Amortization related to net realized investment gains (losses)	(.2)	—
Net realized investment gains (losses), net of related amortization	13.0	(.2)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(1.3)	(.7)
Amortization related to fair value changes in embedded derivative liabilities	.9	.6
Fair value changes in embedded derivative liabilities, net of related amortization	(.4)	(.1)
Income before income taxes	$38.9	$28.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2016	2015
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$10.6	$12.3
Benefit ratio (a)	65.1%	63.2%
Supplemental health and other:
Insurance policy benefits	$113.0	$109.4
Benefit ratio (a)	81.2%	82.4%
Interest-adjusted benefit ratio (b)	57.7%	57.6%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $32.7 million and $32.8 million in the three months ended March 31, 2016 and 2015, respectively.

Total premium collections were $165.5 million in the first quarter of 2016, up 4.3 percent from 2015, driven by sales and persistency of the segment's supplemental health block. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3.9 billion in the first quarter of 2016, up .7 percent from 2015, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder accounts) was $61.7 million in the first quarter of 2016, down 4.5 percent from 2015. The first quarter of 2016 reflects $3 million of lower investment income from alternative investments compared to the 2015 period.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $(1.2) million and $.6 million in the first quarters of 2016 and 2015, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $26.2 million and $23.4 million in the first quarters of 2016 and 2015, respectively. The increase in margin is primarily due to higher insurance policy income on these products in the 2016 period. The interest-adjusted benefit ratio on this supplemental health business was 57.7 percent and 57.6 percent in the first quarters of 2016 and 2015, respectively. We continue to expect the supplemental health interest-adjusted benefit ratio to be in the range of 56 percent to 59 percent during 2016.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $5.7 million and $7.1 million in the first quarters of 2016 and 2015, respectively. Such decrease reflects the run-off of this block of business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.5 million and $3.7 million in the first quarters of 2016 and 2015, respectively.

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

Other operating costs and expenses were $47.3 million and $46.1 million in the first quarters of 2016 and 2015, respectively. Other operating costs and expenses include commission expense of $17.4 million and $17.7 million in the first quarters of 2016 and 2015, respectively.

Net realized investment gains (losses) fluctuate each period. During the first three months of 2016, we recognized net realized investment gains of $13.2 million, which were comprised of: (i) $13.2 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (iv) $1.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2015, we recognized net realized investment losses of $1.4 million from the sales of investments; the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.2 million in the first three months of 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premium collections:
Life	$69.5	$64.4
Supplemental health	.6	.7
Total collections	$70.1	$65.1
Average liabilities for insurance products:
SPIAs - mortality based	$71.2	$76.2
Health:
Medicare supplement	6.8	8.5
Other health	4.3	4.5
Life:
Interest sensitive	16.2	16.6
Non-interest sensitive	680.6	661.5
Total average liabilities for insurance products, net of reinsurance ceded	$779.1	$767.3
Revenues:
Insurance policy income	$69.1	$64.3
Net investment income on general account invested assets	11.0	10.7
Fee revenue and other income	.4	.3
Total revenues	80.5	75.3
Expenses:
Insurance policy benefits	50.4	48.3
Amounts added to annuity and interest-sensitive life product account balances	.1	.3
Amortization related to operations	3.9	3.6
Interest expense on investment borrowings	.1	—
Other operating costs and expenses	32.8	29.0
Total benefits and expenses	87.3	81.2
Income (loss) before net realized investment gains (losses) and income taxes	(6.8)	(5.9)
Net realized investment gains (losses)	(1.2)	.1
Income (loss) before income taxes	$(8.0)	$(5.8)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report earnings in 2016 in the range of breakeven to $6 million. The range of earnings we expect to report in 2016 reflects uncertainty related to how the U.S. presidential election will impact the cost of television advertising.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $70.1 million in the first quarter of 2016, up 7.7 percent from 2015. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased slightly in the 2016 period primarily due to the increase in invested assets as a result of the growth in this segment.

Insurance policy benefits fluctuated primarily due to the growth in this segment.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in the 2016 period as compared to the corresponding period in 2015 primarily due to higher advertising costs in a U.S. presidential election year. We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuated each period. During the first three months of 2016, we recognized net realized investment losses of $1.2 million, which were comprised of: (i) $.9 million of net losses from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first three months of 2015, we recognized $.1 million of net gains from the sales of investments (primarily fixed maturities).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Corporate operations:
Interest expense on corporate debt	$(11.4)	$(10.5)
Net investment income (loss):
General investment portfolio	1.3	1.8
Other special-purpose portfolios:
COLI	(.9)	2.0
Investments held in a rabbi trust	.1	.3
Other trading account activities	3.5	2.6
Fee revenue and other income	2.5	1.9
Other operating costs and expenses	(14.6)	(9.9)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, loss on extinguishment of debt and income taxes	(19.5)	(11.8)
Net realized investment gains (losses)	(6.3)	1.7
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(.6)	7.8
Transition expenses	—	(4.5)
Net revenue (expense) pursuant to transition and support services agreements	—	.9
Fair value changes related to agent deferred compensation plan	(6.0)	—
Loss before income taxes	$(32.4)	$(5.9)

Interest expense on corporate debt has been primarily impacted by the debt refinancing transactions completed in May 2015, along with the mix of interest rates on the related outstanding borrowings. Our average corporate debt outstanding was $925.0 million and $796.9 million in the first three months of 2016 and 2015, respectively. The average interest rate on our debt was 4.7 percent and 4.5 percent in the first three months of 2016 and 2015, respectively. The 2016 period also reflects lower amortization of discount and issuance costs primarily due to the extended maturity profile of the debt incurred in our debt refinancing transactions.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; and (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period. Such expenses in the first three months of 2016 included $3 million of accelerated stock compensation expense related to retirement eligible employees. Since certain stock-based compensation awards granted to retirement eligible employees do not require the employee to provide any further service to retain the award, 100 percent of the compensation expense was recognized when the awards were granted in the first quarter of 2016.

Net realized investment gains (losses) often fluctuate each period. During the first three months of 2016, net realized investment losses in this segment included $6.3 million of net losses from the sales of investments (including $6.4 million of losses recognized by the VIEs and $.1 million of net gains on other investment sales). During the first three months of 2015, net realized investment gains in this segment included $1.7 million of net gains from the sales of investments (including $.9 million of losses recognized by the VIEs and $2.6 million of net gains on other investment sales).

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

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations. Transition expenses were $4.5 million in the three months ended March 31, 2015.

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

The following summarizes our earnings, separated between in-force and new business on a consolidated basis and for each of our operating segments for the three months ended March 31, 2016 and 2015:

Business segments - total (dollars in millions)

	Three months ended
	March 31,
	2016	2015
EBIT from In-Force Business
Revenues:
Insurance policy income	$559.2	$549.8
Net investment income and other	287.8	301.4
Total revenues	847.0	851.2
Benefits and expenses:
Insurance policy benefits	526.5	531.3
Amortization	64.2	65.0
Other expenses	93.9	87.1
Total benefits and expenses	684.6	683.4
EBIT from In-Force Business	$162.4	$167.8

EBIT from New Business
Revenues:
Insurance policy income	$85.2	$86.7
Net investment income and other	5.3	8.4
Total revenues	90.5	95.1
Benefits and expenses:
Insurance policy benefits	54.5	57.8
Amortization	6.3	5.5
Other expenses	95.0	94.8
Total benefits and expenses	155.8	158.1
EBIT from New Business	$(65.3)	$(63.0)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$644.4	$636.5
Net investment income and other	293.1	309.8
Total revenues	937.5	946.3
Benefits and expenses:
Insurance policy benefits	581.0	589.1
Amortization	70.5	70.5
Other expenses	188.9	181.9
Total benefits and expenses	840.4	841.5
EBIT from In-Force and New Business	$97.1	$104.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2016	2015
EBIT from In-Force Business
Revenues:
Insurance policy income	$361.4	$357.9
Net investment income and other	215.5	224.4
Total revenues	576.9	582.3
Benefits and expenses:
Insurance policy benefits	362.0	365.9
Amortization	46.8	47.5
Other expenses	49.7	46.6
Total benefits and expenses	458.5	460.0
EBIT from In-Force Business	$118.4	$122.3

EBIT from New Business
Revenues:
Insurance policy income	$51.8	$54.8
Net investment income and other	5.3	8.4
Total revenues	57.1	63.2
Benefits and expenses:
Insurance policy benefits	35.0	39.4
Amortization	4.7	4.1
Other expenses	58.2	59.8
Total benefits and expenses	97.9	103.3
EBIT from New Business	$(40.8)	$(40.1)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$413.2	$412.7
Net investment income and other	220.8	232.8
Total revenues	634.0	645.5
Benefits and expenses:
Insurance policy benefits	397.0	405.3
Amortization	51.5	51.6
Other expenses	107.9	106.4
Total benefits and expenses	556.4	563.3
EBIT from In-Force and New Business	$77.6	$82.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2016	2015
EBIT from In-Force Business
Revenues:
Insurance policy income	$142.5	$140.0
Net investment income and other	60.9	66.0
Total revenues	203.4	206.0
Benefits and expenses:
Insurance policy benefits	122.4	123.9
Amortization	13.7	14.1
Other expenses	36.0	33.1
Total benefits and expenses	172.1	171.1
EBIT from In-Force Business	$31.3	$34.9

EBIT from New Business
Revenues:
Insurance policy income	$19.6	$19.5
Net investment income and other	—	—
Total revenues	19.6	19.5
Benefits and expenses:
Insurance policy benefits	11.1	11.3
Amortization	1.4	1.2
Other expenses	12.1	13.4
Total benefits and expenses	24.6	25.9
EBIT from New Business	$(5.0)	$(6.4)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$162.1	$159.5
Net investment income and other	60.9	66.0
Total revenues	223.0	225.5
Benefits and expenses:
Insurance policy benefits	133.5	135.2
Amortization	15.1	15.3
Other expenses	48.1	46.5
Total benefits and expenses	196.7	197.0
EBIT from In-Force and New Business	$26.3	$28.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2016	2015
EBIT from In-Force Business
Revenues:
Insurance policy income	$55.3	$51.9
Net investment income and other	11.4	11.0
Total revenues	66.7	62.9
Benefits and expenses:
Insurance policy benefits	42.1	41.5
Amortization	3.7	3.4
Other expenses	8.2	7.4
Total benefits and expenses	54.0	52.3
EBIT from In-Force Business	$12.7	$10.6

EBIT from New Business
Revenues:
Insurance policy income	$13.8	$12.4
Net investment income and other	—	—
Total revenues	13.8	12.4
Benefits and expenses:
Insurance policy benefits	8.4	7.1
Amortization	.2	.2
Other expenses	24.7	21.6
Total benefits and expenses	33.3	28.9
EBIT from New Business	$(19.5)	$(16.5)

EBIT from In-Force and New Business
Revenues:
Insurance policy income	$69.1	$64.3
Net investment income and other	11.4	11.0
Total revenues	80.5	75.3
Benefits and expenses:
Insurance policy benefits	50.5	48.6
Amortization	3.9	3.6
Other expenses	32.9	29.0
Total benefits and expenses	87.3	81.2
EBIT from In-Force and New Business	$(6.8)	$(5.9)

The above analysis of EBIT, separated between in-force and new business, illustrates how our segments are impacted by the rate of sales, mix of business and distribution channel through which new sales are made. In addition, when the impacts from new business are separated, the value drivers of our in-force business are more apparent.

The EBIT from in-force business in the Bankers Life segment (as summarized on page 71) decreased in the 2016 period primarily due to lower investment income in the 2016 period as further described in the segment's results of operations section.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The EBIT from in-force business in the Washington National segment (as summarized on page 72) decreased in the 2016 period primarily due to lower investment income in the 2016 period as further described in the segment's results of operations section.

The EBIT from in-force business in the Colonial Penn segment (as summarized on page 73) reflects the growth in the block. The EBIT from new business in the Colonial Penn segment in the 2016 period primarily reflects higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from Fitch Ratings ("Fitch"), A.M. Best Company ("A.M. Best"), S&P and Moody's Investor Services, Inc. ("Moody's") are "BBB+", "A-", "BBB+" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premiums collected by product:
Annuities:
Fixed index (first-year)	$199.9	$150.2
Other fixed interest (first-year)	31.9	20.0
Other fixed interest (renewal)	1.8	1.5
Subtotal - other fixed interest annuities	33.7	21.5
Total annuities	233.6	171.7
Health:
Medicare supplement (first-year)	18.4	19.4
Medicare supplement (renewal)	168.5	160.9
Subtotal - Medicare supplement	186.9	180.3
Long-term care (first-year)	4.4	4.0
Long-term care (renewal)	115.2	114.1
Subtotal - long-term care	119.6	118.1
Supplemental health (first-year)	1.3	1.5
Supplemental health (renewal)	3.7	2.9
Subtotal – supplemental health	5.0	4.4
Other health (renewal)	1.6	1.8
Total health	313.1	304.6
Life insurance:
Traditional (first-year)	20.8	20.5
Traditional (renewal)	50.2	46.1
Subtotal - traditional	71.0	66.6
Interest-sensitive (first-year)	17.8	21.9
Interest-sensitive (renewal)	25.2	19.4
Subtotal - interest-sensitive	43.0	41.3
Total life insurance	114.0	107.9
Collections on insurance products:
Total first-year premium collections on insurance products	294.5	237.5
Total renewal premium collections on insurance products	366.2	346.7
Total collections on insurance products	$660.7	$584.2

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 36 percent, to $233.6 million, in the first quarter of 2016, as compared to the same period in 2015. The increase in premium collections in the first quarter of 2016 is consistent with our marketing efforts to increase fixed index annuity sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 3.7 percent, to $186.9 million, in the first quarter of 2016, as compared to the same period in 2015. Such increase reflects the growth in the block due to additional sales and strong persistency.

Premiums collected on Bankers Life's long-term care policies increased 1.3 percent, to $119.6 million, in the first quarter of 2016, as compared to the same period in 2015.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 5.7 percent, to $114.0 million, in the first quarter of 2016, as compared to the same period in 2015, reflecting strong persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premiums collected by product:
Health:
Medicare supplement (renewal)	$16.4	$18.2
Supplemental health (first-year)	18.5	18.2
Supplemental health (renewal)	122.6	114.5
Subtotal – supplemental health	141.1	132.7
Other health (renewal)	.5	.5
Total health	158.0	151.4
Life insurance:
Traditional (first-year)	.2	.1
Traditional (renewal)	2.6	3.0
Subtotal - traditional	2.8	3.1
Interest-sensitive (first-year)	1.4	.9
Interest-sensitive (renewal)	3.0	2.9
Subtotal - interest-sensitive	4.4	3.8
Total life insurance	7.2	6.9
Annuities:
Fixed index (renewal)	.2	.3
Other fixed interest (renewal)	.1	.1
Total annuities	.3	.4
Collections on insurance products:
Total first-year premium collections on insurance products	20.1	19.2
Total renewal premium collections on insurance products	145.4	139.5
Total collections on insurance products	$165.5	$158.7

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2016 period due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 6.3 percent, to $141.1 million, in the first quarter of 2016, as compared to the same period in 2015. Such increase is due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 6.2 percent, to $148.8 million, in the first quarter of 2016, as compared to the same period in 2015, driven by strong sales and persistency.

Life premiums collected in the Washington National segment increased 4.3 percent, to $7.2 million, in the first quarter of 2016, as compared to the same period in 2015.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2016	2015
Premiums collected by product:
Life insurance:
Traditional (first-year)	$14.0	$12.6
Traditional (renewal)	55.4	51.7
Subtotal - traditional	69.4	64.3
Interest-sensitive (all renewal)	.1	.1
Total life insurance	69.5	64.4
Health (all renewal):
Medicare supplement	.5	.7
Other health	.1	—
Total health	.6	.7
Collections on insurance products:
Total first-year premium collections on insurance products	14.0	12.6
Total renewal premium collections on insurance products	56.1	52.5
Total collections on insurance products	$70.1	$65.1

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 7.9 percent, to $69.5 million, in the first quarter of 2016, as compared to the same period in 2015. Graded benefit life products sold through our direct response marketing channel accounted for $68.9 million and $63.9 million of our total collected premiums in the first quarters of 2016 and 2015, respectively. Premiums collected reflect strong sales in the 2016 period reflecting lead diversification and sales productivity initiatives.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2016 and December 31, 2015 was as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Total capital:
Corporate notes payable	$911.5	$911.1
Shareholders’ equity:
Common stock	1.8	1.8
Additional paid-in capital	3,304.3	3,386.8
Accumulated other comprehensive income	540.5	402.8
Retained earnings	380.0	347.1
Total shareholders’ equity	4,226.6	4,138.5
Total capital	$5,138.1	$5,049.6

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2016 and as of and for the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Book value per common share	$23.60	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	20.58	20.30
Ratio of earnings to fixed charges	1.66X	2.59X
Debt to total capital ratios:
Corporate debt to total capital	17.7%	18.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.8%	19.6%
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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2016, the carrying value of the FHLB common stock was $74.2 million.  As of March 31, 2016, collateralized borrowings from the FHLB totaled $1.5 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.8 billion at March 31, 2016, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2016
$57.7	June 2017	Variable rate – 0.699%
50.0	August 2017	Variable rate – 0.562%
75.0	August 2017	Variable rate – 0.543%
100.0	October 2017	Variable rate – 0.751%
50.0	November 2017	Variable rate – 0.917%
50.0	January 2018	Variable rate – 0.670%
50.0	January 2018	Variable rate – 0.656%
50.0	February 2018	Variable rate – 0.654%
50.0	February 2018	Variable rate – 0.452%
22.0	February 2018	Variable rate – 0.742%
100.0	May 2018	Variable rate – 0.872%
50.0	July 2018	Variable rate – 0.793%
50.0	August 2018	Variable rate – 0.482%
10.0	December 2018	Variable rate – 0.807%
50.0	January 2019	Variable rate – 0.737%
50.0	February 2019	Variable rate – 0.452%
100.0	March 2019	Variable rate – 0.831%
21.8	July 2019	Variable rate – 0.892%
15.0	October 2019	Variable rate – 0.837%
50.0	May 2020	Variable rate – 0.851%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 0.951%
100.0	September 2020	Variable rate – 1.082%
50.0	September 2020	Variable rate – 1.082%
75.0	September 2020	Variable rate – 0.723%
100.0	October 2020	Variable rate – 0.723%
50.0	December 2020	Variable rate – 0.951%
28.2	August 2021	Fixed rate – 2.550%
26.0	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,548.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our estimated consolidated statutory RBC ratio of 441 percent at March 31, 2016, reflects estimated consolidated statutory operating earnings of $80 million and dividends to the holding company of $88.7 million during the first three months of 2016. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Fitch, A.M. Best, S&P and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On April 22, 2016, Fitch affirmed the financial strength ratings of our primary insurance subsidiaries of "BBB+" and the outlook for these rating is positive. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2016, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $122.6 million; (ii) fixed income investments of $122.8 million; and (iii) equity securities of $129.3 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2016, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $88.7 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 384 percent at March 31, 2016.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2016, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$452.4	(a)
Colonial Penn	(297.5)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $60.0 million to CLTX in the first three months of 2016.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. CDOC made no capital contributions to its insurance subsidiaries in the first three months of 2016.

In the first three months of 2016, we repurchased 5.3 million shares of common stock for $90.0 million under our securities repurchase program. The Company has remaining repurchase authority of $365.7 million as of March 31, 2016. We anticipate repurchasing a total of approximately $275 million to $375 million of our common stock during 2016, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock, acquisition transactions or ceding commissions related to reinsurance transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

We have previously disclosed that our strategic priorities include a reduction of our relative long-term care exposure by approximately one-half over the next three to six years. To achieve this goal, it is likely that we will need to transfer the risks of a portion of this business through one or more reinsurance transactions. A substantial ceding commission could be paid by the Company to transfer long-term care risk through reinsurance, depending on the specific types of risks and amounts ceded. The payment of a ceding commission by the Company would likely result in the recognition of a loss upon the completion of a reinsurance transaction. Due to our current tax position, it is likely that a portion of the tax benefit recognized on the loss would not be realized and we may be required to increase our valuation allowance for deferred tax assets. Although we believe reducing our exposure to the risk of long-term care business through reinsurance would benefit the Company in the long term, such a transaction could initially adversely impact certain aspects of our financial position, results of operations and/or cash flow, including the cash available to repurchase shares of our common stock.
In the first three months of 2016, dividends declared on common stock totaled $12.6 million ($0.07 per common share).

On April 22, 2016, Fitch affirmed the issuer credit and secured debt ratings of "BB+" and the outlook for these ratings is positive. The rating outlook indicates the direction a rating is likely to move over a one to two year period. In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. No such borrowings were outstanding at March 31, 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2016, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,120.8	$1,179.3	$(155.0)	$12,145.1
United States Treasury securities and obligations of United States government corporations and agencies	160.4	36.7	—	197.1
States and political subdivisions	1,800.7	249.2	(.4)	2,049.5
Debt securities issued by foreign governments	31.0	.5	—	31.5
Asset-backed securities	1,074.0	29.2	(10.7)	1,092.5
Collateralized debt obligations	148.4	.1	(4.8)	143.7
Commercial mortgage-backed securities	1,445.6	46.0	(21.0)	1,470.6
Mortgage pass-through securities	2.8	.3	—	3.1
Collateralized mortgage obligations	404.8	19.0	(1.0)	422.8
Total investment grade fixed maturities, available for sale	16,188.5	1,560.3	(192.9)	17,555.9
Below-investment grade (a):
Corporate securities	825.3	8.7	(71.3)	762.7
States and political subdivisions	13.6	—	(3.3)	10.3
Debt securities issued by foreign governments	2.5	—	—	2.5
Asset-backed securities	1,099.2	21.6	(19.0)	1,101.8
Commercial mortgage-backed securities	49.1	—	(2.1)	47.0
Collateralized mortgage obligations	587.2	41.0	(3.3)	624.9
Total below-investment grade fixed maturities, available for sale	2,576.9	71.3	(99.0)	2,549.2
Total fixed maturities, available for sale	$18,765.4	$1,631.6	$(291.9)	$20,105.1
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2016 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,390.1	$10,255.8	51.0%
2	8,533.6	9,072.3	45.1
3	581.7	539.7	2.7
4	188.1	170.6	.9
5	51.1	49.2	.2
6	20.8	17.5	.1
	$18,765.4	$20,105.1	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2016 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,194.3	10.9%	$29.7	10.2%
States and political subdivisions	2,059.8	10.2	3.7	1.3
Utilities	1,548.1	7.7	2.1	.7
Commercial mortgage-backed securities	1,517.6	7.5	23.1	7.9
Insurance	1,420.7	7.1	13.4	4.6
Healthcare/pharmaceuticals	1,349.4	6.7	6.0	2.1
Energy	1,340.3	6.7	107.8	36.9
Collateralized mortgage obligations	1,047.7	5.2	4.3	1.5
Banks	982.2	4.9	10.1	3.4
Food/beverage	867.8	4.3	1.6	.5
Cable/media	755.8	3.8	20.6	7.0
Real estate/REITs	586.9	2.9	.7	.2
Capital goods	502.8	2.5	8.3	2.9
Transportation	432.4	2.2	3.2	1.1
Chemicals	411.7	2.0	9.4	3.2
Telecom	348.1	1.7	5.0	1.7
Aerospace/defense	282.4	1.4	1.3	.4
Business services	271.8	1.4	7.4	2.6
Autos	258.7	1.3	.8	.3
Brokerage	253.9	1.3	2.5	.9
Technology	248.3	1.2	5.6	1.9
Paper	224.0	1.1	.9	.3
U.S. Treasury and Obligations	197.1	1.0	—	—
Other	1,003.3	5.0	24.4	8.4
Total fixed maturities, available for sale	$20,105.1	100.0%	$291.9	100.0%

At March 31, 2016, the carrying value of the Company's fixed maturity securities in the energy sector was $1.3 billion, with gross unrealized gains of $61.5 million and gross unrealized losses of $107.8 million. Although these securities are of high quality (90 percent are rated investment grade) and diversified (68 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time.

Below-Investment Grade Securities

At March 31, 2016, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,576.9 million, or 14 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,549.2 million, or 99 percent of the amortized cost.

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Fixed maturity securities, available for sale:
Gross realized gains on sale	$98.5	$14.7
Gross realized losses on sale	(81.0)	(15.4)
Impairments:
Total other-than-temporary impairment losses	(6.3)	(1.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(6.3)	(1.3)
Net realized investment gains from fixed maturities	11.2	(2.0)
Equity securities	.1	2.5
Commercial mortgage loans	—	(2.3)
Impairments of other investments	(3.7)	—
Gain on dissolution of a variable interest entity	—	11.3
Other (a)	(8.5)	(.6)
Net realized investment gains (losses)	$(.9)	$8.9
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $(3.4) million for the three months ended March 31, 2016. Such amount was insignificant in the 2015 period.

During the first three months of 2016, we recognized net realized investment losses of $.9 million, which were comprised of: (i) $10.9 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (iv) $10.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At March 31, 2016, there was one investment in default or considered nonperforming with both an amortized cost and carrying value of $3.8 million.

During the first three months of 2016, the $81.0 million of gross realized losses on sales of $388.0 million of fixed maturity securities, available for sale included: (i) $74.5 million related to various corporate securities (including $62.7 million related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.2 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

During the first three months of 2016, we recognized $10.0 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities of a single issuer in the energy sector; and (ii) $3.7 million of writedowns on a direct loan due to borrower specific events. Factors considered in determining the writedowns of investments in the first three months of 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

The following summarizes the investments sold at a loss during the first three months of 2016 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	18	$117.9	$78.7
Greater than or equal to 6 months and less than 12 months prior to sale	7	74.2	43.9
	25	$192.1	$122.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$21.4	$21.4
Due after one year through five years	265.6	257.6
Due after five years through ten years	403.4	381.4
Due after ten years	1,992.7	1,792.7
Subtotal	2,683.1	2,453.1
Structured securities	2,336.5	2,274.6
Total	$5,019.6	$4,727.7

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2016 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	7	$43.6	$(15.8)	$27.8
Greater than or equal to 6 months and less than 12 months	7	56.0	(21.1)	34.9
Greater than 12 months	2	30.6	(9.7)	20.9
		$130.2	$(46.6)	$83.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2016 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$.2	$75.6	$23.2	$8.8	$107.8
Asset-backed securities	5.2	5.5	2.0	17.0	29.7
Commercial mortgage-backed securities	16.6	4.4	2.1	—	23.1
Cable/media	—	17.5	2.7	.4	20.6
Metals and mining	—	5.2	3.0	5.6	13.8
Insurance	1.9	11.5	—	—	13.4
Banks	4.2	5.9	—	—	10.1
Chemicals	—	8.7	.7	—	9.4
Capital goods	—	3.3	3.9	1.1	8.3
Business services	—	.6	6.8	—	7.4
Healthcare/pharmaceuticals	.4	3.9	.2	1.5	6.0
Technology	—	5.5	—	.1	5.6
Telecom	—	1.4	.2	3.4	5.0
Collateralized debt obligations	3.7	1.1	—	—	4.8
Collateralized mortgage obligations	.7	.3	.5	2.8	4.3
States and political subdivisions	.3	.1	—	3.3	3.7
Retail	—	—	—	3.3	3.3
Transportation	—	2.2	—	1.0	3.2
Brokerage	—	1.5	.2	.8	2.5
Utilities	—	1.8	—	.3	2.1
Food/beverage	—	1.6	—	—	1.6
Building materials	—	.1	1.1	.3	1.5
Aerospace/defense	—	—	.1	1.2	1.3
Paper	—	.5	—	.4	.9
Autos	—	.8	—	—	.8
Real estate/REITs	—	.7	—	—	.7
Gaming	—	—	.2	—	.2
Other	—	—	.8	—	.8
Total fixed maturities, available for sale	$33.2	$159.7	$47.7	$51.3	$291.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2016 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$.6	$—	$—	$—	$.6	$—
States and political subdivisions	14.4	(.2)	23.1	(3.5)	37.5	(3.7)
Debt securities issued by foreign governments	4.2	—	—	—	4.2	—
Corporate securities	1,862.3	(142.7)	548.5	(83.6)	2,410.8	(226.3)
Asset-backed securities	1,118.9	(24.8)	162.4	(4.9)	1,281.3	(29.7)
Collateralized debt obligations	113.4	(4.0)	27.6	(.8)	141.0	(4.8)
Commercial mortgage-backed securities	493.5	(19.8)	48.5	(3.3)	542.0	(23.1)
Collateralized mortgage obligations	281.9	(3.3)	28.4	(1.0)	310.3	(4.3)
Total fixed maturities, available for sale	$3,889.2	$(194.8)	$838.5	$(97.1)	$4,727.7	$(291.9)
Equity securities	$51.4	$(1.1)	$14.0	$(.5)	$65.4	$(1.6)

Based on management's current assessment of investments with unrealized losses at March 31, 2016, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2016 fixed maturity investments included structured securities with an estimated fair value of $4.9 billion (or 24 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2016 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,485.2	$1,038.6	$1,034.8
4 percent – 5 percent	1,486.1	1,357.6	1,364.2
5 percent – 6 percent	1,946.4	1,797.2	1,858.8
6 percent – 7 percent	471.8	429.9	452.8
7 percent – 8 percent	82.9	83.4	93.3
8 percent and above	104.9	104.4	102.5
Total structured securities	$5,577.3	$4,811.1	$4,906.4

The amortized cost and estimated fair value of structured securities at March 31, 2016, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$775.1	$818.3	4.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	172.1	185.3	.9
Commercial mortgage-backed securities	1,494.7	1,517.6	7.6
Asset-backed securities	2,173.2	2,194.3	10.9
Collateralized debt obligations	148.4	143.7	.7
Other	47.6	47.2	.2
Total structured securities	$4,811.1	$4,906.4	24.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of March 31, 2016 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$883.2	$940.9	$2,104.6
60% to 70%	355.3	373.0	541.2
Greater than 70% to 80%	358.1	379.8	484.0
Greater than 80% to 90%	62.1	66.5	72.7
Greater than 90%	42.1	43.2	42.3
Total	$1,700.8	$1,803.4	$3,244.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$17.9	$13.4
Fee revenue and other income	1.7	.6
Total revenues	19.6	14.0
Expenses:
Interest expense	12.5	8.5
Other operating expenses	.4	.8
Total expenses	12.9	9.3
Income before net realized investment losses and income taxes	6.7	4.7
Net realized investment losses	(6.4)	(.9)
Income before income taxes	$.3	$3.8

During the first three months of 2016, we recognized net realized investment losses on the VIE investments of $6.4 million.  During the first three months of 2015, we recognized net realized investment losses on the VIE investments of $.9 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2016 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$193.7	11.5%	$2.4	6.5%
Cable/media	172.6	10.2	1.2	3.2
Technology	169.9	10.0	2.2	5.9
Food/beverage	143.0	8.4	1.3	3.4
Capital goods	117.0	6.9	3.9	10.3
Consumer products	97.6	5.8	4.5	12.0
Autos	86.1	5.1	.2	.7
Brokerage	81.0	4.8	1.6	4.3
Retail	79.4	4.7	.7	2.0
Paper	68.4	4.0	1.0	2.6
Aerospace/defense	63.8	3.8	.8	2.3
Building materials	54.8	3.2	.8	2.0
Chemicals	50.4	3.0	1.2	3.3
Utilities	43.3	2.6	.4	1.0
Entertainment/hotels	41.0	2.4	1.4	3.8
Business services	38.9	2.3	.3	.9
Transportation	31.4	1.9	.3	.7
Insurance	30.1	1.8	2.2	5.8
Metals and mining	29.6	1.7	1.5	3.9
Real estate/REITs	21.6	1.3	.1	.2
Energy	19.2	1.1	7.1	19.1
Gaming	18.6	1.1	.3	.7
Other	39.6	2.4	2.0	5.4
Total	$1,691.0	100.0%	$37.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.8	$4.8
Due after one year through five years	724.4	703.0
Due after five years through ten years	555.4	539.4
Total	$1,284.6	$1,247.2

The following summarizes investments held by the VIEs sold at a loss during the first three months of 2016 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$10.9	$6.8
Greater than or equal to 6 months and less than 12 months prior to sale	1	3.0	1.6
	4	$13.9	$8.4

The following summarizes investments held by the VIEs rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2016 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	5	$30.3	$(8.1)	$22.2
Greater than or equal to 6 months and less than 12 months	3	13.2	(4.3)	8.9
		$43.5	$(12.4)	$31.1

OTHER MATTERS

Other Factors Affecting Our Business

On April 6, 2016, the U.S. Department of Labor issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. We are currently analyzing the potential effect of the regulation on our business.

New Accounting Standards

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in the first three months of 2016 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	3,208,573	$16.93	3,208,573	$401.3
February 1 through February 29	2,294,089	16.85	2,122,307	365.7
March 1 through March 31	9,661	18.06	—	365.7
Total	5,512,323	16.90	5,330,880	365.7
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

Dated:  May 4, 2016

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)