Form 10-Q
period 2016-09-30
CNO Financial Group, Inc.
filed 2016-11-07
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Shares of common stock outstanding as of October 20, 2016:  173,549,965

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2016	December 31, 2015

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2016 - $19,635.2; December 31, 2015 - $18,947.0)	$21,822.2	$19,882.9
Equity securities at fair value (cost: September 30, 2016 - $312.9; December 31, 2015 - $447.4)	331.3	463.0
Mortgage loans	1,749.5	1,721.0
Policy loans	110.8	109.4
Trading securities	307.2	262.1
Investments held by variable interest entities	1,794.4	1,633.6
Other invested assets	607.2	415.1
Total investments	26,722.6	24,487.1
Cash and cash equivalents - unrestricted	706.0	432.3
Cash and cash equivalents held by variable interest entities	147.7	364.4
Accrued investment income	255.3	237.0
Present value of future profits	407.7	449.0
Deferred acquisition costs	909.7	1,083.3
Reinsurance receivables	2,290.1	2,859.3
Income tax assets, net	606.9	898.8
Assets held in separate accounts	4.7	4.7
Other assets	370.0	309.2
Total assets	$32,420.7	$31,125.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2016	December 31, 2015

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,817.2	$10,762.3
Future policy benefits	11,354.0	10,602.1
Liability for policy and contract claims	492.4	487.8
Unearned and advanced premiums	278.2	286.3
Liabilities related to separate accounts	4.7	4.7
Other liabilities	730.1	707.8
Investment borrowings	1,647.6	1,548.1
Borrowings related to variable interest entities	1,690.2	1,676.4
Notes payable – direct corporate obligations	912.5	911.1
Total liabilities	27,926.9	26,986.6
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2016 – 173,543,965; December 31, 2015 – 184,028,511)	1.7	1.8
Additional paid-in capital	3,206.3	3,386.8
Accumulated other comprehensive income	855.5	402.8
Retained earnings	430.3	347.1
Total shareholders' equity	4,493.8	4,138.5
Total liabilities and shareholders' equity	$32,420.7	$31,125.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Insurance policy income	$649.0	$640.6	$1,947.0	$1,917.2
Net investment income:
General account assets	301.7	298.2	888.5	900.4
Policyholder and other special-purpose portfolios	43.1	(27.6)	82.7	.8
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	12.8	(7.2)	55.4	(10.5)
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1.2)	(15.4)	(24.8)	(24.6)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	3.0	—	3.0
Net impairment losses recognized	(1.2)	(12.4)	(24.8)	(21.6)
Gain (loss) on dissolution of variable interest entities	—	—	(7.3)	11.3
Total realized gains (losses)	11.6	(19.6)	23.3	(20.8)
Fee revenue and other income	10.5	12.9	38.7	44.7
Total revenues	1,015.9	904.5	2,980.2	2,842.3
Benefits and expenses:
Insurance policy benefits	609.8	582.1	1,861.2	1,756.4
Loss on reinsurance transaction	75.4	—	75.4	—
Transition expenses	—	—	—	9.0
Interest expense	29.4	23.9	86.0	70.7
Amortization	64.7	55.8	181.6	195.6
Loss on extinguishment of debt	—	—	—	32.8
Other operating costs and expenses	187.3	190.3	603.5	570.4
Total benefits and expenses	966.6	852.1	2,807.7	2,634.9
Income before income taxes	49.3	52.4	172.5	207.4
Income tax expense:
Tax expense on period income	16.9	18.6	61.7	74.0
Valuation allowance for deferred tax assets and other tax items	13.8	—	(13.2)	—
Net income	$18.6	$33.8	$124.0	$133.4
Earnings per common share:
Basic:
Weighted average shares outstanding	174,247,000	190,260,000	177,640,000	195,536,000
Net income	$.11	$.18	$.70	$.68
Diluted:
Weighted average shares outstanding	175,723,000	192,365,000	179,373,000	197,571,000
Net income	$.11	$.18	$.69	$.68

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$18.6	$33.8	$124.0	$133.4
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	228.3	(136.0)	1,329.2	(883.1)
Adjustment to present value of future profits and deferred acquisition costs	(11.3)	11.2	(119.6)	101.4
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(82.8)	(40.5)	(493.4)	269.8
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(14.6)	17.7	(24.2)	19.5
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.2	(.6)	.9	(.5)
Unrealized gains (losses) on investments	119.8	(148.2)	692.9	(492.9)
Change related to deferred compensation plan	—	1.2	8.6	3.7
Other comprehensive income (loss) before tax	119.8	(147.0)	701.5	(489.2)
Income tax (expense) benefit related to items of accumulated other comprehensive income	(42.1)	52.4	(248.8)	174.3
Other comprehensive income (loss), net of tax	77.7	(94.6)	452.7	(314.9)
Comprehensive income (loss)	$96.3	$(60.8)	$576.7	$(181.5)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2014	$3,734.4	$825.3	$128.5	$4,688.2
Net income	—	—	133.4	133.4
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax benefit of $173.6)	—	(313.6)	—	(313.6)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.7)	—	(1.3)	—	(1.3)
Cost of common stock repurchased	(311.2)	—	—	(311.2)
Dividends on common stock	—	—	(39.0)	(39.0)
Stock options, restricted stock and performance units	14.5	—	—	14.5
Balance, September 30, 2015	$3,437.7	$510.4	$222.9	$4,171.0

Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	124.0	124.0
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax expense of $248.1)	—	451.5	—	451.5
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.7)	—	1.2	—	1.2
Cost of common stock repurchased	(203.0)	—	—	(203.0)
Dividends on common stock	—	—	(40.8)	(40.8)
Stock options, restricted stock and performance units	22.4	—	—	22.4
Balance, September 30, 2016	$3,208.0	$855.5	$430.3	$4,493.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Insurance policy income	$1,837.9	$1,811.6
Net investment income	877.7	885.4
Fee revenue and other income	38.7	44.7
Cash and cash equivalents received upon recapture of reinsurance	73.6	—
Insurance policy benefits	(1,439.6)	(1,414.2)
Interest expense	(66.5)	(53.5)
Deferrable policy acquisition costs	(179.4)	(181.9)
Other operating costs	(555.4)	(553.5)
Income taxes	(5.5)	(3.3)
Net cash from operating activities	581.5	535.3
Cash flows from investing activities:
Sales of investments	2,225.7	1,461.2
Maturities and redemptions of investments	1,529.5	1,427.8
Purchases of investments	(4,196.7)	(3,281.7)
Net purchases of trading securities	(31.0)	(8.2)
Change in cash and cash equivalents held by variable interest entities	216.7	(38.6)
Other	(17.8)	(18.6)
Net cash used by investing activities	(273.6)	(458.1)
Cash flows from financing activities:
Issuance of notes payable, net	—	909.0
Payments on notes payable	—	(797.1)
Expenses related to extinguishment of debt	—	(17.8)
Issuance of common stock	6.9	5.3
Payments to repurchase common stock	(206.7)	(306.2)
Common stock dividends paid	(40.9)	(39.0)
Amounts received for deposit products	992.1	908.1
Withdrawals from deposit products	(891.5)	(930.5)
Issuance of investment borrowings:
Federal Home Loan Bank	432.7	300.0
Related to variable interest entities	477.1	274.8
Payments on investment borrowings:
Federal Home Loan Bank	(333.3)	(275.5)
Related to variable interest entities and other	(470.6)	(106.1)
Net cash used by financing activities	(34.2)	(75.0)
Net increase in cash and cash equivalents	273.7	2.2
Cash and cash equivalents, beginning of period	432.3	611.6
Cash and cash equivalents, end of period	$706.0	$613.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2016 and December 31, 2015, were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$3.6	$1.6
Net unrealized gains on all other investments	2,206.4	903.4
Adjustment to present value of future profits (a)	(115.4)	(121.2)
Adjustment to deferred acquisition costs	(351.8)	(133.3)
Adjustment to insurance liabilities	(414.0)	(14.6)
Unrecognized net loss related to deferred compensation plan	—	(8.6)
Deferred income tax liabilities	(473.3)	(224.5)
Accumulated other comprehensive income	$855.5	$402.8
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation (our "Predecessor"), emerged from bankruptcy.

At September 30, 2016, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(99.8) million, $(136.7) million, $(414.0) million and $231.5 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2016, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,235.6	$1,705.2	$(63.7)	$13,877.1	$—
United States Treasury securities and obligations of United States government corporations and agencies	238.5	48.2	—	286.7	—
States and political subdivisions	1,794.5	290.9	(1.3)	2,084.1	(3.0)
Debt securities issued by foreign governments	26.8	1.7	—	28.5	—
Asset-backed securities	2,636.4	94.8	(10.4)	2,720.8	—
Collateralized debt obligations	177.8	.6	(.7)	177.7	—
Commercial mortgage-backed securities	1,522.4	65.7	(8.6)	1,579.5	—
Mortgage pass-through securities	2.4	.3	—	2.7	—
Collateralized mortgage obligations	1,000.8	66.0	(1.7)	1,065.1	(1.5)
Total fixed maturities, available for sale	$19,635.2	$2,273.4	$(86.4)	$21,822.2	$(4.5)
Equity securities	$312.9	$19.3	$(.9)	$331.3

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  In addition, structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$421.0	$425.7
Due after one year through five years	2,246.8	2,432.9
Due after five years through ten years	1,635.1	1,764.0
Due after ten years	9,992.5	11,653.8
Subtotal	14,295.4	16,276.4
Structured securities	5,339.8	5,545.8
Total fixed maturities, available for sale	$19,635.2	$21,822.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturity securities, available for sale:
Gross realized gains on sale	$7.3	$21.7	$127.1	$47.9
Gross realized losses on sale	(2.8)	(27.8)	(84.4)	(48.7)
Impairments:
Total other-than-temporary impairment losses	—	(11.1)	(6.3)	(12.4)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	3.0	—	3.0
Net impairment losses recognized	—	(8.1)	(6.3)	(9.4)
Net realized investment gains (losses) from fixed maturities	4.5	(14.2)	36.4	(10.2)
Equity securities	17.2	—	21.3	3.0
Commercial mortgage loans	—	—	—	(2.3)
Impairments of other investments	(1.2)	(4.3)	(18.5)	(12.2)
Gain (loss) on dissolution of a variable interest entity	—	—	(7.3)	11.3
Other (a)	(8.9)	(1.1)	(8.6)	(10.4)
Net realized investment gains (losses)	$11.6	$(19.6)	$23.3	$(20.8)
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $.8 million and $(4.7) million for the nine months ended September 30, 2016 and 2015, respectively.

During the first nine months of 2016, we recognized net realized investment gains of $23.3 million, which were comprised of: (i) $48.1 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a variable interest entity ("VIE"); (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.6 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.7 million; and (v) $24.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first nine months of 2015, we recognized net realized investment losses of $20.8 million, which were comprised of: (i) $1.5 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.7 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (v) $21.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($24.6 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

During the first nine months of 2016 and 2015, VIEs that were required to be consolidated were dissolved. We recognized a loss of $7.3 million during the first nine months of 2016 and a gain of $11.3 million during the first nine months of 2015, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the first nine months of 2016, the $84.4 million of gross realized losses on sales of $477.2 million of fixed maturity securities, available for sale included: (i) $77.8 million related to various corporate securities (including $62.7 million related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2016, we recognized $24.8 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities of a single issuer in the energy sector; (ii) $3.7 million of writedowns on a direct loan due to borrower specific events; (iii) $12.7 million of writedowns on a privately placed preferred stock of an entity formed to construct and operate a chemical plant; (iv) $.9 million of writedowns related to a real estate investment; and (v) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. Factors considered in determining the writedowns of investments in the first nine months of 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2016, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.5 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.6)	$(1.0)	$(2.6)	$(1.0)
Add: credit losses on other-than-temporary impairments not previously recognized	—	(2.0)	—	(2.0)
Less: credit losses on securities sold	.1	.1	.1	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(2.5)	$(2.9)	$(2.5)	$(2.9)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2016 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$69.9	$—	$—	$—	$69.9	$—
States and political subdivisions	12.7	(.4)	17.6	(.9)	30.3	(1.3)
Corporate securities	403.0	(13.5)	607.0	(50.2)	1,010.0	(63.7)
Asset-backed securities	333.0	(5.1)	305.8	(5.3)	638.8	(10.4)
Collateralized debt obligations	36.2	(.6)	48.0	(.1)	84.2	(.7)
Commercial mortgage-backed securities	219.6	(2.0)	161.2	(6.6)	380.8	(8.6)
Collateralized mortgage obligations	141.0	(.7)	35.9	(1.0)	176.9	(1.7)
Total fixed maturities, available for sale	$1,215.4	$(22.3)	$1,175.5	$(64.1)	$2,390.9	$(86.4)
Equity securities	$20.6	$(.8)	$—	$—	$20.6	$(.8)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2016, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$18.6	$33.8	$124.0	$133.4
Shares:
Weighted average shares outstanding for basic earnings per share	174,247	190,260	177,640	195,536
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,476	2,105	1,733	2,035
Weighted average shares outstanding for diluted earnings per share	175,723	192,365	179,373	197,571

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In the fourth quarter of 2016, we will begin reporting the long-term care block recaptured from Beechwood Re Ltd ("BRe") as an additional business segment.

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan, loss on reinsurance transaction, loss on extinguishment of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan, loss on reinsurance transaction, loss on extinguishment of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$6.8	$5.2	$17.4	$17.0
Health	310.3	311.6	933.3	940.5
Life	96.6	95.7	295.8	281.6
Net investment income (a)	244.7	196.3	686.8	648.0
Fee revenue and other income (a)	9.6	7.0	23.5	19.8
Total Bankers Life revenues	668.0	615.8	1,956.8	1,906.9
Washington National:
Insurance policy income:
Annuities	1.2	.7	2.3	2.3
Health	156.9	155.0	469.1	459.9
Life	6.3	6.4	18.6	19.0
Net investment income (a)	67.1	58.4	191.3	187.1
Fee revenue and other income (a)	.4	.3	1.0	1.0
Total Washington National revenues	231.9	220.8	682.3	669.3
Colonial Penn:
Insurance policy income:
Health	.6	.7	2.0	2.3
Life	70.3	65.3	208.5	194.6
Net investment income (a)	11.1	10.5	33.0	32.0
Fee revenue and other income (a)	.2	.2	.8	.7
Total Colonial Penn revenues	82.2	76.7	244.3	229.6
Corporate operations:
Net investment income	6.7	(6.1)	16.6	3.4
Fee and other income	2.5	2.1	7.6	6.2
Total corporate revenues	9.2	(4.0)	24.2	9.6
Total revenues	991.3	909.3	2,907.6	2,815.4

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Expenses:
Bankers Life:
Insurance policy benefits	$427.1	$386.1	$1,240.9	$1,202.1
Amortization	43.8	44.1	135.3	143.4
Interest expense on investment borrowings	3.5	2.2	9.4	6.4
Other operating costs and expenses	105.5	103.6	312.2	306.6
Total Bankers Life expenses	579.9	536.0	1,697.8	1,658.5
Washington National:
Insurance policy benefits	144.5	129.8	422.0	408.8
Amortization	14.3	13.5	44.5	42.5
Interest expense on investment borrowings	.9	.5	2.5	1.4
Other operating costs and expenses	47.0	46.4	140.3	137.4
Total Washington National expenses	206.7	190.2	609.3	590.1
Colonial Penn:
Insurance policy benefits	50.3	45.7	151.3	142.1
Amortization	3.7	3.6	11.3	10.9
Interest expense on investment borrowings	.1	—	.4	—
Other operating costs and expenses	27.2	26.8	84.2	77.7
Total Colonial Penn expenses	81.3	76.1	247.2	230.7
Corporate operations:
Interest expense on corporate debt	11.5	11.3	34.3	33.7
Interest expense on investment borrowings	—	.1	—	.2
Other operating costs and expenses	13.6	7.8	43.7	27.6
Total corporate expenses	25.1	19.2	78.0	61.5
Total expenses	893.0	821.5	2,632.3	2,540.8
Pre-tax operating earnings by segment:
Bankers Life	88.1	79.8	259.0	248.4
Washington National	25.2	30.6	73.0	79.2
Colonial Penn	.9	.6	(2.9)	(1.1)
Corporate operations	(15.9)	(23.2)	(53.8)	(51.9)
Pre-tax operating earnings	$98.3	$87.8	$275.3	$274.6
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment revenues	$991.3	$909.3	$2,907.6	$2,815.4
Net realized investment gains (losses)	11.6	(19.6)	23.3	(20.8)
Revenues related to certain non-strategic investments and earnings attributable to VIEs	13.0	9.8	39.3	27.7
Fee revenue related to transition and support services agreements	—	5.0	10.0	20.0
Consolidated revenues	1,015.9	904.5	2,980.2	2,842.3

Total segment expenses	893.0	821.5	2,632.3	2,540.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	(12.1)	20.5	47.0	3.4
Amortization related to fair value changes in embedded derivative liabilities	2.7	(4.8)	(10.4)	(.7)
Amortization related to net realized investment gains	.2	(.6)	.9	(.5)
Expenses related to certain non-strategic investments and expenses attributable to VIEs	13.7	10.1	40.5	32.6
Fair value changes and amendment related to agent deferred compensation plan	(6.3)	—	12.0	—
Loss on extinguishment of debt	—	—	—	32.8
Loss on reinsurance transaction	75.4	—	75.4	—
Transition expenses	—	—	—	9.0
Expenses related to transition and support services agreements	—	5.4	10.0	17.5
Consolidated expenses	966.6	852.1	2,807.7	2,634.9
Income before tax	49.3	52.4	172.5	207.4
Income tax expense:
Tax expense on period income	16.9	18.6	61.7	74.0
Valuation allowance for deferred tax assets and other tax items	13.8	—	(13.2)	—
Net income	$18.6	$33.8	$124.0	$133.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2016	December 31, 2015
Assets:
Other invested assets:
Fixed index call options	$84.7	$41.0
Interest rate futures	—	.1
Reinsurance receivables	1.7	(5.0)
Total assets	$86.4	$36.1
Liabilities:
Future policy benefits:
Fixed index products	$1,145.7	$1,057.1
Total liabilities	$1,145.7	$1,057.1

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.8 billion and $2.4 billion at September 30, 2016 and 2015, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$17.0	$(34.2)	$10.9	$(42.2)
Net realized gains (losses):
Interest rate futures	—	(1.6)	(1.1)	(3.2)
Embedded derivative related to modified coinsurance agreement	.1	—	6.7	(4.3)
Total	.1	(1.6)	5.6	(7.5)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	18.3	(21.2)	(33.3)	(3.7)
Total	$35.4	$(57.0)	$(16.8)	$(53.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2016, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2016 and December 31, 2015 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2016:
Fixed index call options	$84.7	$—	$84.7	$—	$—	$84.7
Interest rate futures	—	—	—	—	—	—
December 31, 2015:
Fixed index call options	41.0	—	41.0	—	—	41.0
Interest rate futures	.1	1.5	1.6	—	—	1.6

REINSURANCE

The cost of reinsurance ceded totaled $32.2 million and $33.1 million in the third quarters of 2016 and 2015, respectively, and $97.3 million and $100.3 million in the first nine months of 2016 and 2015, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $31.7 million and $37.3 million in the third quarters of 2016 and 2015, respectively, and $113.3 million and $130.5 million in the first nine months of 2016 and 2015, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $8.3 million and $9.6 million in the third quarters of 2016 and 2015, respectively, and $25.8 million and $29.4 million in the first nine months of 2016 and 2015, respectively.

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National Insurance Company ("Washington National") and Bankers Conseco Life Insurance Company ("BCLIC")) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities.  BRe is a reinsurer that is not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best Company ("A.M. Best"). As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". As a result of the recapture, we were required to value the assets and liabilities as of the date of recapture based on valuation methodologies that are consistent with the methodologies used by CNO to value its other investments and insurance liabilities. Accordingly, we recognized a loss on the recapture of the long-term care business as summarized below (dollars in millions):

Market value of investments	$504.7
Insurance liabilities	(552.2)
Write-off of reinsurance receivables	(17.9)
Estimated transaction expenses	(10.0)
Pre-tax loss	(75.4)
Tax benefit	26.4
Increase in valuation allowance for deferred tax assets	(4.1)
After-tax loss	$(53.1)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Current tax expense	$46.8	$3.5	$51.6	$9.7
Deferred tax expense (benefit)	(29.9)	17.2	10.1	66.2
Valuation allowance applicable to current year income	(10.5)	—	(10.5)	—
Income tax expense calculated based on estimated annual effective tax rate	6.4	20.7	51.2	75.9
Income tax expense on discrete items:
Change in valuation allowance	16.0	—	(11.0)	—
Other items	8.3	(2.1)	8.3	(1.9)
Total income tax expense	$30.7	$18.6	$48.5	$74.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2016	2015
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	(6.1)	—
Non-taxable income and nondeductible benefits, net	(1.0)	(.2)
State taxes	1.8	1.8
Estimated annual effective tax rate	29.7%	36.6%

The effective tax rate for the nine months ended September 30, 2016, was lower than the effective U.S. statutory rate primarily due to a $10.5 million reduction in the deferred tax valuation allowance reflecting higher 2016 expected taxable income than previously reflected in our deferred tax valuation allowance model.

Our total tax expense for the nine months ended September 30, 2016, includes $11.0 million of reductions to the deferred tax valuation allowance related to adjustments to future expected taxable income reflected in our deferred tax valuation allowance model and $8.3 million of increased tax expense primarily related to IRS exam adjustments. The reduction to the deferred tax valuation allowance primarily relates to higher expected non-life income consistent with our current investment strategies, the impacts of the recapture of reinsurance agreements with BRe and IRS examination adjustments.

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net federal operating loss carryforwards	$808.1	$916.3
Net state operating loss carryforwards	12.0	14.1
Tax credits	57.5	55.3
Capital loss carryforwards	—	13.8
Investments	14.9	26.5
Insurance liabilities	681.5	600.3
Other	76.8	63.0
Gross deferred tax assets	1,650.8	1,689.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(285.3)	(305.4)
Accumulated other comprehensive income	(472.7)	(223.8)
Gross deferred tax liabilities	(758.0)	(529.2)
Net deferred tax assets before valuation allowance	892.8	1,160.1
Valuation allowance	(192.0)	(213.5)
Net deferred tax assets	700.8	946.6
Current income taxes accrued	(93.9)	(47.8)
Income tax assets, net	$606.9	$898.8

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

Based on our assessment, it appears more likely than not that $700.8 million of our net deferred tax assets of $892.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $192.0 million at September 30, 2016 ($182.0 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We use a deferred tax valuation model to assess the need for a valuation allowance. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from investment strategies, the impact of the sale or reinsurance of business and the recapture of business previously ceded. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable.

Our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income, adjusted for the reinsurance recapture, of approximately $335 million consisted of $85 million of non-life taxable income and $250 million of life taxable income.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.08 percent at September 30, 2016), and the annual

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2016, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of September 30, 2016, we had $2.3 billion of federal NOLs, net of unrecognized tax benefits. The following table summarizes the expiration dates of our loss carryforwards prior to and as adjusted for the unrecognized tax benefits (dollars in millions):

Year of expiration	Net operating loss carryforwards		Total loss
	Life	Non-life	carryforwards
2023	$280.7	$1,919.7	$2,200.4
2025	—	85.2	85.2
2026	—	149.9	149.9
2027	—	10.8	10.8
2028	—	80.3	80.3
2029	—	213.2	213.2
2030	—	.3	.3
2031	—	.2	.2
2032	—	44.4	44.4
2033	—	.6	.6
2034	—	.9	.9
Total federal NOLs prior to adjustment for unrecognized tax benefits	280.7	2,505.5	2,786.2
Less:
Loss carryforward related to unrecognized tax benefits	(280.7)	(196.7)	(477.4)
Total federal NOLs excluding amounts related to unrecognized tax benefits	$—	$2,308.8	$2,308.8

We also had deferred tax assets related to NOLs for state income taxes of $12.0 million at September 30, 2016.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

At September 30, 2016, we had not recorded a tax benefit for $477.4 million of NOLs related to two uncertain tax positions: (i) $280.7 million of life NOLs and $130.0 million of non-life NOLs related to the classification of the loss on our investment in Conseco Senior Health Insurance Company when it was transferred to an independent trust in 2008; and (ii) $66.7 million of non-life NOLs related to a bad debt deduction with respect to a stock purchase loan made by our Predecessor to a member of its board of directors.

Subsequent to September 30, 2016, we reached an agreement with the Internal Revenue Service ("IRS") on these matters. The Company has signed and returned settlement documentation to the IRS for its countersignature. The settlement is expected to result in a reduction to tax expense of approximately $120 million in the fourth quarter of 2016 (the period in which these matters were settled and the fully executed documentation is expected to be received). The $120 million expected benefit includes: (i) a $98.2 million tax benefit related to additional life NOLs; (ii) a $17.1 million tax benefit related to additional non-life NOLs (net of an increase to the deferred tax valuation allowance of $51.7 million); and (iii) a $4.4 million reduction in interest recognized in prior periods on alternative minimum tax that will no longer be required to be paid.

The additional life NOLs related to the settlement are expected to offset our life taxable income in the third and fourth quarters of 2016 that was not previously offset by life NOLs and the tax gain realized on the recapture of the ceded long-term

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

care business from BRe. The utilization of these NOLs will reduce the tax that we would otherwise pay by approximately $64 million in the near term ($98 million of tax benefit less the $34 million of additional deferred tax valuation allowance on the value of non-life NOLs which will no longer be used to offset life taxable income). The settlement will also reduce the amount of current income tax accrued at September 30, 2016, as presented in the components of income tax assets and liabilities schedule provided in this note to consolidated financial statements by approximately $40 million.

We expect all of the additional life NOLs will be utilized toward the end of the fourth quarter of 2016. After all of the life NOLs are utilized, we will begin making cash tax payments equal to the effective federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

The IRS has also begun an examination of 2011 and 2012. In connection with this exam, we have agreed to extend the statute of limitations for 2011 through 2013 to September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2013, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016	December 31, 2015
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(12.5)	(13.9)
Direct corporate obligations	$912.5	$911.1

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
The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At September 30, 2016, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 2.52 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 20.5 percent at September 30, 2016); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 458 percent at September 30, 2016); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,638.3 million at September 30, 2016 compared to the minimum requirement of $2,680.0 million).

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2016 (dollars in millions):

Year ending September 30,
2017	$—
2018	—
2019	100.0
2020	325.0
2021	—
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2016, the carrying value of the FHLB common stock was $71.2 million.  As of September 30, 2016, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at September 30, 2016, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2016
$57.7	June 2017	Variable rate – 1.308%
100.0	October 2017	Variable rate – 1.200%
50.0	January 2018	Variable rate – 1.015%
50.0	January 2018	Variable rate – 1.055%
50.0	February 2018	Variable rate – 1.098%
50.0	February 2018	Variable rate – 0.908%
22.0	February 2018	Variable rate – 1.159%
100.0	May 2018	Variable rate – 0.974%
50.0	July 2018	Variable rate – 1.213%
50.0	August 2018	Variable rate – 0.937%
10.0	December 2018	Variable rate – 0.972%
50.0	January 2019	Variable rate – 1.099%
50.0	February 2019	Variable rate – 0.908%
100.0	March 2019	Variable rate – 1.011%
21.8	July 2019	Variable rate – 1.026%
15.0	October 2019	Variable rate – 1.147%
50.0	May 2020	Variable rate – 1.044%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.265%
100.0	September 2020	Variable rate – 1.185%
50.0	September 2020	Variable rate – 1.184%
75.0	September 2020	Variable rate – 0.958%
100.0	October 2020	Variable rate – 0.764%
50.0	December 2020	Variable rate – 1.223%
100.0	July 2021	Variable rate – 1.223%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 1.005%
50.0	September 2021	Variable rate – 1.365%
25.6	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.6

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At September 30, 2016, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $6.5 million.

Interest expense of $12.3 million and $7.8 million in the first nine months of 2016 and 2015, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2015	184,029
Treasury stock purchased and retired	(11,688)
Stock options exercised	771
Restricted and performance stock vested	432	(a)
Balance, September 30, 2016	173,544
____________________

(a)
Such amount was reduced by 190 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first nine months of 2016, we repurchased 11.7 million shares of common stock for $203.0 million under our securities repurchase program. The Company had remaining repurchase authority of $252.7 million as of September 30, 2016. In September 2016, we suspended our share repurchase program for the remainder of 2016 in connection with the termination of the reinsurance agreements with BRe and recapture of the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

In the first nine months of 2016, dividends declared on common stock totaled $40.8 million ($0.23 per common share). In May 2016, the Company increased its quarterly common stock dividend to $0.08 per share from $0.07 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $2.8 million and $2.8 million during the nine months ended September 30, 2016 and 2015, respectively.  Amounts amortized totaled $7.1 million and $10.1 million during the nine months ended September 30, 2016 and 2015, respectively.  The unamortized balance of deferred sales inducements was $53.1 million and $57.4 million at September 30, 2016 and December 31, 2015, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.6 million and $.9 million at September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued authoritative guidance related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and others. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.

In October 2016, the FASB issued authoritative guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance will be effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact the guidance will have upon adoption.

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

On September 29, 2016, BCLIC and Washington National commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against BRe based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, Case No. 16-cv-7646, alleging, among other claims, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, fraudulent misrepresentation/fraudulent concealment, aiding and abetting a fraud, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and BCLIC and Washington National, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP ("Platinum") and its affiliates. BCLIC and Washington National intend to vigorously pursue their claims for damages and other remedies in the arbitration and the litigation described above.
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

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$124.0	$133.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	199.1	213.3
Income taxes	43.0	70.7
Insurance liabilities	310.2	237.9
Accrual and amortization of investment income	(93.4)	(15.8)
Deferral of policy acquisition costs	(179.4)	(181.9)
Net realized investment (gains) losses	(23.3)	20.8
Transition expenses	—	9.0
Loss on reinsurance transaction	75.4	—
Cash and cash equivalents received upon recapture of reinsurance	73.6	—
Loss on extinguishment of debt	—	32.8
Other	52.3	15.1
Net cash from operating activities	$581.5	$535.3

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2016	2015
Stock options, restricted stock and performance units	$18.9	$12.9
Market value of investments recaptured in connection with the termination of reinsurance agreements with BRe	431.1	—

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2016
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,794.4	$—	$1,794.4
Notes receivable of VIEs held by insurance subsidiaries	—	(194.2)	(194.2)
Cash and cash equivalents held by variable interest entities	147.7	—	147.7
Accrued investment income	3.8	(.1)	3.7
Income tax assets, net	9.5	(1.2)	8.3
Other assets	3.9	(3.0)	.9
Total assets	$1,959.3	$(198.5)	$1,760.8
Liabilities:
Other liabilities	$92.7	$(6.8)	$85.9
Borrowings related to variable interest entities	1,690.2	—	1,690.2
Notes payable of VIEs held by insurance subsidiaries	193.9	(193.9)	—
Total liabilities	$1,976.8	$(200.7)	$1,776.1

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2016, such loans had an amortized cost of $1,788.2 million; gross unrealized gains of $12.0 million; gross unrealized losses of $5.8 million; and an estimated fair value of $1,794.4 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.2	$2.2
Due after one year through five years	976.4	977.3
Due after five years through ten years	809.6	814.9
Total	$1,788.2	$1,794.4

During the first nine months of 2016, the VIEs recognized net realized investment losses of $13.3 million, which were comprised of $12.1 million of net losses from the sales of fixed maturities, and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2015, the VIEs recognized net realized investment losses of $4.3 million, which were comprised of $.7 million of net losses from the sales of fixed maturities, and $3.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2016, there was one investment held by the VIEs in default or considered nonperforming with an amortized cost and carrying value of $.7 million and $.7 million, respectively.

During the first nine months of 2016, $186.6 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $20.3 million. During the first nine months of 2015, $47.3 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2016, the VIEs held:  (i) investments with a fair value of $142.8 million and gross unrealized losses of $.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $278.9 million and gross unrealized losses of $5.1 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2016, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $272.2 million (classified as other invested assets).  At September 30, 2016, we had unfunded commitments to these partnerships of $234.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives.  We carry our company-owned life insurance policy, which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

•
Level 1 – includes assets and liabilities valued using inputs that are unadjusted quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets primarily include cash and cash equivalents and exchange traded securities.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first nine months of 2016 and 2015.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 42 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2016 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,588.6	$288.5	$13,877.1
United States Treasury securities and obligations of United States government corporations and agencies	—	286.7	—	286.7
States and political subdivisions	—	2,084.1	—	2,084.1
Debt securities issued by foreign governments	—	24.4	4.1	28.5
Asset-backed securities	—	2,664.3	56.5	2,720.8
Collateralized debt obligations	—	175.2	2.5	177.7
Commercial mortgage-backed securities	—	1,547.1	32.4	1,579.5
Mortgage pass-through securities	—	2.7	—	2.7
Collateralized mortgage obligations	—	1,053.1	12.0	1,065.1
Total fixed maturities, available for sale	—	21,426.2	396.0	21,822.2
Equity securities - corporate securities	126.9	180.5	23.9	331.3
Trading securities:
Corporate securities	—	18.7	—	18.7
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	66.8	—	66.8
Collateralized debt obligations	—	2.3	—	2.3
Commercial mortgage-backed securities	—	142.0	8.3	150.3
Collateralized mortgage obligations	—	64.1	—	64.1
Equity securities	4.5	—	—	4.5
Total trading securities	4.5	294.4	8.3	307.2
Investments held by variable interest entities - corporate securities	—	1,794.4	—	1,794.4
Other invested assets - derivatives	—	84.7	—	84.7
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$131.4	$23,784.9	$428.2	$24,344.5

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,145.7	$1,145.7

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2016
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,867.3	$1,867.3	$1,749.5
Policy loans	—	—	110.8	110.8	110.8
Other invested assets:
Company-owned life insurance	—	165.5	—	165.5	165.5
Cash and cash equivalents:
Unrestricted	631.1	74.9	—	706.0	706.0
Held by variable interest entities	147.7	—	—	147.7	147.7
Liabilities:
Policyholder account balances	—	—	10,817.2	10,817.2	10,817.2
Investment borrowings	—	1,654.1	—	1,654.1	1,647.6
Borrowings related to variable interest entities	—	1,732.2	—	1,732.2	1,690.2
Notes payable – direct corporate obligations	—	934.8	—	934.8	912.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2016 (dollars in millions):

	September 30, 2016
	Beginning balance as of June 30, 2016	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2016	Amount of total gains (losses) for the three months ended September 30, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$174.6	$118.8	$—	$(4.9)	$—	$—	$288.5	$—
Debt securities issued by foreign governments	4.1	—	—	—	—	—	4.1	—
Asset-backed securities	39.1	5.7	—	2.1	24.6	(15.0)	56.5	—
Collateralized debt obligations	—	2.5	—	—	—	—	2.5	—
Commercial mortgage-backed securities	1.1	17.0	—	(.1)	14.4	—	32.4	—
Collateralized mortgage obligations	—	12.0	—	—	—	—	12.0	—
Total fixed maturities, available for sale	218.9	156.0	—	(2.9)	39.0	(15.0)	396.0	—
Equity securities - corporate securities	21.4	3.3	—	(.8)	—	—	23.9	—
Trading securities - commercial mortgage-backed securities	—	—	—	(1.7)	10.0	—	8.3	(1.7)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,127.0)	(37.0)	18.3	—	—	—	(1,145.7)	18.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  In addition, such activity includes the investments received upon the recapture of reinsurance agreements with BRe on September 29, 2016.  The following summarizes such activity for the three months ended September 30, 2016 (dollars in millions):

	Purchases	Received in reinsurance recapture	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$1.1	$118.6	$(.9)	$—	$—	$118.8
Asset-backed securities	7.0	—	(1.3)	—	—	5.7
Collateralized debt obligations	2.5	—	—	—	—	2.5
Commercial mortgage-backed securities	17.0	—	—	—	—	17.0
Collateralized mortgage obligations	—	12.0	—	—	—	12.0
Total fixed maturities, available for sale	27.6	130.6	(2.2)	—	—	156.0
Equity securities - corporate securities	1.1	2.2	—	—	—	3.3
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(38.5)	—	3.1	(14.6)	13.0	(37.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2016 (dollars in millions):

	September 30, 2016
	Beginning balance as of December 31, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2016	Amount of total gains (losses) for the nine months ended September 30, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$170.4	$104.4	$(7.0)	$7.4	$20.3	$(7.0)	$288.5	$(5.6)
Debt securities issued by foreign governments	—	4.0	—	.1	—	—	4.1	—
Asset-backed securities	35.9	1.7	—	4.0	28.6	(13.7)	56.5	—
Collateralized debt obligations	—	2.5	—	—	—	—	2.5	—
Commercial mortgage-backed securities	1.1	17.0	—	.4	13.9	—	32.4	—
Mortgage pass-through securities	.1	(.1)	—	—	—	—	—	—
Collateralized mortgage obligations	—	12.0	—	—	—	—	12.0	—
Total fixed maturities, available for sale	207.5	141.5	(7.0)	11.9	62.8	(20.7)	396.0	(5.6)
Equity securities - corporate securities	32.0	5.5	(12.8)	(.8)	—	—	23.9	(12.8)
Trading securities - commercial mortgage-backed securities	39.9	—	—	(1.4)	—	(30.2)	8.3	(1.4)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,057.1)	(55.3)	(33.3)	—	—	—	(1,145.7)	(33.3)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  In addition, such activity includes the investments received upon the recapture of reinsurance agreements with BRe on September 29, 2016.  The following summarizes such activity for the nine months ended September 30, 2016 (dollars in millions):

	Purchases	Received in reinsurance recapture	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$1.1	$118.6	$(15.3)	$—	$—	$104.4
Debt securities issued by foreign governments	4.0	—	—	—	—	4.0
Asset-backed securities	7.0	—	(5.3)	—	—	1.7
Collateralized debt obligations	2.5	—	—	—	—	2.5
Commercial mortgage-backed securities	17.0	—	—	—	—	17.0
Mortgage pass-through securities	—	—	(.1)	—	—	(.1)
Collateralized mortgage obligations	—	12.0	—	—	—	12.0
Total fixed maturities, available for sale	31.6	130.6	(20.7)	—	—	141.5
Equity securities - corporate securities	3.3	2.2	—	—	—	5.5
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(101.9)	—	19.2	(17.5)	44.9	(55.3)

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

At September 30, 2016, 42 percent of our Level 3 fixed maturities, available for sale, were investment grade and 73 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2016 (dollars in millions):

	Fair value at September 30, 2016	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$201.1	Discounted cash flow analysis	Discount margins	2.50% - 13.00% (4.51%)
Asset-backed securities (b)	26.1	Discounted cash flow analysis	Discount margins	2.23% - 3.70% (2.90%)
Equity securities (c)	23.9	Market multiple	Projected cash flows	0.4% - 6.2% (5.9%)
Other assets categorized as Level 3 (d)	177.1	Unadjusted third-party price source	Not applicable	Not applicable
Total	428.2
Liabilities:
Future policy benefits (e)	1,145.7	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.42%)
			Discount rates	0.00% - 2.48% (1.26%)
			Surrender rates	1.67% - 46.56% (14.09%)
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

(c)
Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is projected cash flows. Generally, increases (decreases) in the projected cash flows would result in higher (lower) fair value measurements.

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

In this section, we review the consolidated financial condition of CNO at September 30, 2016, and its consolidated results of operations for the nine months ended September 30, 2016 and 2015, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as the impact of any defaults or failure of reinsurers to perform;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

In the fourth quarter of 2016, we will begin reporting the long-term care block recaptured from BRe as an additional business segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2016 and 2015 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$88.1	$79.8	$259.0	$248.4
Washington National	25.2	30.6	73.0	79.2
Colonial Penn	.9	.6	(2.9)	(1.1)
Adjusted EBIT from business segments	114.2	111.0	329.1	326.5
Corporate operations, excluding corporate interest expense	(4.4)	(11.9)	(19.5)	(18.2)
Adjusted EBIT	109.8	99.1	309.6	308.3
Corporate interest expense	(11.5)	(11.3)	(34.3)	(33.7)
Operating earnings before taxes	98.3	87.8	275.3	274.6
Tax expense on operating income	34.0	31.0	97.7	96.9
Net operating income (a)	64.3	56.8	177.6	177.7
Net realized investment gains (losses) (net of related amortization)	11.4	(19.0)	22.4	(20.3)
Fair value changes in embedded derivative liabilities (net of related amortization)	9.4	(15.7)	(36.6)	(2.7)
Fair value changes and amendment related to agent deferred compensation plan	6.3	—	(12.0)	—
Loss on reinsurance transaction	(75.4)	—	(75.4)	—
Loss on extinguishment of debt	—	—	—	(32.8)
Other	(.7)	(.7)	(1.2)	(11.4)
Non-operating loss before taxes	(49.0)	(35.4)	(102.8)	(67.2)
Income tax expense (benefit):
On non-operating income (loss)	(17.1)	(12.4)	(36.0)	(22.9)
Valuation allowance for deferred tax assets and other tax items	13.8	—	(13.2)	—
Net non-operating income (loss)	(45.7)	(23.0)	(53.6)	(44.3)
Net income	$18.6	$33.8	$124.0	$133.4
Per diluted share:
Net operating income	$.37	$.30	$.99	$.90
Net realized investment gains (losses) (net of related amortization and taxes)	.04	(.07)	.08	(.06)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.04	(.05)	(.13)	(.01)
Fair value changes and amendment related to agent deferred compensation plan (net of taxes)	.02	—	(.05)	—
Loss on reinsurance transaction (net of taxes)	(.28)	—	(.27)	—
Loss on extinguishment of debt (net of taxes)	—	—	—	(.11)
Valuation allowance for deferred tax assets and other tax items	(.08)	—	.07	—
Other	—	—	—	(.04)
Net income	$.11	$.18	$.69	$.68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an adjusted analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) net realized investment gains or losses, net of related amortization; (ii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization; (iii) fair value changes and amendment related to the agent deferred compensation plan; (iv) loss on reinsurance transaction; (v) loss on extinguishment of debt; and (vi) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$88.1	$79.8	$259.0	$248.4
Washington National	25.2	30.6	73.0	79.2
Colonial Penn	.9	.6	(2.9)	(1.1)
Corporate operations	(15.9)	(23.2)	(53.8)	(51.9)
	98.3	87.8	275.3	274.6
Net realized investment gains (losses), net of related amortization:
Bankers Life	.7	(14.3)	(1.3)	(15.8)
Washington National	.1	(.4)	26.9	(5.4)
Colonial Penn	.3	(.9)	(.2)	(1.0)
Corporate operations	10.3	(3.4)	(3.0)	1.9
	11.4	(19.0)	22.4	(20.3)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	9.3	(15.4)	(36.2)	(2.6)
Washington National	.1	(.3)	(.4)	(.1)
	9.4	(15.7)	(36.6)	(2.7)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests:
Corporate operations	(.7)	(.3)	(1.2)	(4.9)
Net revenue (expense) pursuant to transition and support services agreements:
Corporate operations	—	(.4)	—	2.5
Fair value changes and amendment related to agent deferred compensation plan:
Corporate operations	6.3	—	(12.0)	—
Transition expenses
Corporate operations	—	—	—	(9.0)
Loss on reinsurance transaction:
Corporate operations	(75.4)	—	(75.4)	—
Loss on extinguishment of debt:
Corporate operations	—	—	—	(32.8)
Income (loss) before income taxes:
Bankers Life	98.1	50.1	221.5	230.0
Washington National	25.4	29.9	99.5	73.7
Colonial Penn	1.2	(.3)	(3.1)	(2.1)
Corporate operations	(75.4)	(27.3)	(145.4)	(94.2)
Income before income taxes	$49.3	$52.4	$172.5	$207.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, loss on reinsurance transaction, loss on extinguishment of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements, loss on reinsurance transaction and loss on extinguishment of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes and amendment related to the agent deferred compensation plan and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premium collections:
Annuities	$245.1	$216.5	$685.1	$575.3
Medicare supplement and other supplemental health	305.4	319.1	922.4	926.2
Life	115.4	113.1	347.3	335.3
Total collections	$665.9	$648.7	$1,954.8	$1,836.8
Average liabilities for insurance products:
Fixed index annuities	$4,597.1	$4,112.5	$4,461.9	$4,029.4
Fixed interest annuities	3,149.7	3,436.8	3,222.7	3,528.1
SPIAs and supplemental contracts:
Mortality based	172.7	187.9	177.1	191.0
Deposit based	152.9	153.9	154.0	153.3
Health:
Long-term care	5,161.2	4,823.4	4,985.4	4,948.7
Medicare supplement	333.0	325.1	335.9	329.9
Other health	50.8	47.7	49.7	47.4
Life:
Interest sensitive	722.7	652.3	706.2	634.2
Non-interest sensitive	1,027.9	952.3	1,009.1	931.7
Total average liabilities for insurance products, net of reinsurance ceded	$15,368.0	$14,691.9	$15,102.0	$14,793.7
Revenues:
Insurance policy income	$413.7	$412.5	$1,246.5	$1,239.1
Net investment income:
General account invested assets	229.1	227.4	676.2	687.5
Fixed index products	15.6	(31.1)	10.6	(39.5)
Fee revenue and other income	9.6	7.0	23.5	19.8
Total revenues	668.0	615.8	1,956.8	1,906.9
Expenses:
Insurance policy benefits	368.4	370.4	1,098.7	1,105.5
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	27.7	29.3	83.3	89.6
Cost of options to fund index credits, net of forfeitures	15.7	16.9	49.2	45.2
Market value changes credited to policyholders	15.3	(30.5)	9.7	(38.2)
Amortization related to operations	43.8	44.1	135.3	143.4
Interest expense on investment borrowings	3.5	2.2	9.4	6.4
Other operating costs and expenses	105.5	103.6	312.2	306.6
Total benefits and expenses	579.9	536.0	1,697.8	1,658.5
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	88.1	79.8	259.0	248.4
Net realized investment gains (losses)	.9	(14.9)	(.7)	(16.4)
Amortization related to net realized investment gains (losses)	(.2)	.6	(.6)	.6
Net realized investment gains (losses), net of related amortization	.7	(14.3)	(1.3)	(15.8)
Insurance policy benefits - fair value changes in embedded derivative liabilities	11.6	(19.9)	(45.7)	(3.3)
Amortization related to fair value changes in embedded derivative liabilities	(2.3)	4.5	9.5	.7
Fair value changes in embedded derivative liabilities, net of related amortization	9.3	(15.4)	(36.2)	(2.6)
Income before income taxes	$98.1	$50.1	$221.5	$230.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Health benefit ratios:
All health lines:
Insurance policy benefits	$301.2	$305.7	$896.2	$906.7
Benefit ratio (a)	97.0%	98.1%	96.0%	96.4%
Medicare supplement:
Insurance policy benefits	$140.5	$137.9	$418.7	$400.4
Benefit ratio (a)	72.5%	71.5%	72.2%	69.2%
Long-term care:
Insurance policy benefits	$160.7	$167.8	$477.5	$506.3
Benefit ratio (a)	137.7%	141.1%	135.1%	139.9%
Interest-adjusted benefit ratio (b)	77.7%	83.8%	76.9%	83.8%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $70.1 million and $68.1 million in the three months ended September 30, 2016 and 2015, respectively, and was $205.6 million and $202.9 million in the nine months ended September 30, 2016 and 2015, respectively.

Total premium collections were $665.9 million in the third quarter of 2016, up 2.7 percent from 2015 and were $1,954.8 million in the first nine months of 2016, up 6.4 percent from 2015, reflecting an increase in premiums from annuity products and strong persistency in the Medicare supplement and life blocks of business. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.4 billion in the third quarter of 2016, up 4.6 percent from 2015 and were $15.1 billion in the first nine months of 2016, up 2.1 percent from 2015. Such average

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

liabilities for long-term care products were increased by $337.8 million and $86.0 million in the third quarters of 2016 and 2015, respectively, and $182.0 million and $243.0 million in the first nine months of 2016 and 2015, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $229.1 million in the third quarter of 2016, up .7 percent from 2015, and was $676.2 million in the first nine months of 2016, down 1.6 percent from 2015. In the three and nine months ended September 30, 2016, net investment income reflects $4 million and nil, respectively, of higher (lower) investment income from alternative investments compared to the 2015 periods. Prepayment income was $2.3 million and $5.3 million in the third quarters of 2016 and 2015, respectively, and was $7.9 million and $17.8 million in the first nine months of 2016 and 2015, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $15.6 million and $(31.1) million in the third quarters of 2016 and 2015, respectively, and was $10.6 million and $(39.5) million in the first nine months of 2016 and 2015, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $9.6 million and $7.0 million in the third quarters of 2016 and 2015, respectively, and was $23.5 million and $19.8 million in the first nine months of 2016 and 2015, respectively. These amounts include revenues earned under distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The increase reflects the larger in-force block of third party products.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 72.5 percent and 71.5 percent in the third quarters of 2016 and 2015, respectively, and were 72.2 percent and 69.2 percent in the first nine months of 2016 and 2015, respectively. We continue to expect the Medicare supplement benefit ratio to be in the range of 70 percent to 73 percent during the fourth quarter of 2016.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 137.7 percent and 141.1 percent in the third quarters of 2016 and 2015, respectively, and was 135.1 percent and 139.9 percent in the first nine months of 2016 and 2015, respectively.  The interest-adjusted benefit ratio on this business was 77.7 percent and 83.8 percent in the third quarters of 2016 and 2015, respectively, and was 76.9 percent and 83.8 percent in the first nine months of 2016 and 2015, respectively.  The interest-adjusted benefit ratio in the three and nine months ended

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

September 30, 2016, was favorably impacted by $6 million and $19 million, respectively, of reserve releases related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the three and nine months ended September 30, 2016, excluding the favorable reserve releases related to rate increases was 82.6 percent and 82.4 percent, respectively. We continue to expect the long-term care interest-adjusted benefit ratio to be in the range of 81 percent to 86 percent during the fourth quarter of 2016, excluding the reserve-related impacts of rate increase actions. We also expect that the impacts of rate increases will continue to favorably impact the interest-adjusted benefit ratio in the fourth quarter of 2016.

Our projections of estimated future profits on the long-term care block indicate that profits will be recognized in earlier years, followed by losses in later years. We recognize future loss reserves during the period the block is profitable to offset the losses in the future period. As a result of the projected future losses, the interest-adjusted benefit ratio will increase on this block as it ages and as new business becomes less of a component of the overall inforce. We estimate the future loss reserve based on our current best estimates of morbidity, persistency, premium rates, maintenance expense, commissions and investment yields, which are generally updated annually. We increased the future loss reserve related to our long-term care blocks of business by $8.4 million and $8.1 million in the third quarters of 2016 and 2015, respectively, and $25.4 million and $25.2 million in the first nine months of 2016 and 2015, respectively. The future loss reserves on this long-term care business totaled $183.7 million at September 30, 2016.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $27.7 million and $29.3 million in the third quarters of 2016 and 2015, respectively, and were $83.3 million and $89.6 million in the first nine months of 2016 and 2015, respectively. The weighted average crediting rate for these products was 2.8 percent in both the third quarters of 2016 and 2015, and 2.8 percent in both the first nine months of 2016 and 2015. The average liabilities of the fixed interest annuity block were $3.2 billion and $3.5 billion in the first nine months of 2016 and 2015, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $43.8 million and $44.1 million in the third quarters of 2016 and 2015, respectively, and was $135.3 million and $143.4 million in the first nine months of 2016 and 2015, respectively. The lower amortization in the 2016 periods reflects higher persistency in the Medicare supplement and annuity blocks.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $105.5 million in the third quarter of 2016, up 1.8 percent from 2015, and were $312.2 million in the first nine months of 2016, up 1.8 percent from 2015. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commission expense and agent manager benefits	$19.8	$16.0	$52.3	$48.5
Other operating expenses	85.7	87.6	259.9	258.1
Total	$105.5	$103.6	$312.2	$306.6

Net realized investment gains (losses) fluctuate from period to period. During the first nine months of 2016, we recognized net realized investment losses of $.7 million, which were comprised of: (i) $17.6 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $18.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2015, we recognized net realized investment losses of $16.4 million, which were comprised of: (i) $6.0 million of net losses from the sales of investments (primarily fixed maturities); (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.4 million; and (iii) $7.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($9.3 million, prior to the $2.3 million of impairment losses recognized in accumulated other comprehensive income (loss)).

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.2 million and $(.6) million in the third quarters of 2016 and 2015, respectively, and $.6 million and $(.6) million in the first nine months of 2016 and 2015, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premium collections:
Supplemental health and other health	$141.5	$139.0	$425.3	$408.9
Medicare supplement	14.6	19.4	46.1	54.7
Life	7.1	6.7	21.7	20.6
Annuity	.2	.4	1.0	1.9
Total collections	$163.4	$165.5	$494.1	$486.1
Average liabilities for insurance products:
Fixed index annuities	$346.0	$380.8	$355.1	$391.2
Fixed interest annuities	105.6	116.6	108.4	121.0
SPIAs and supplemental contracts:
Mortality based	251.9	254.3	250.4	261.2
Deposit based	267.1	261.4	266.5	259.5
Separate Accounts	4.7	5.2	4.7	5.4
Health:
Supplemental health	2,621.7	2,508.2	2,589.1	2,480.7
Medicare supplement	27.8	29.6	28.5	31.3
Other health	14.1	14.9	14.2	15.0
Life:
Interest sensitive	150.3	151.2	150.5	152.3
Non-interest sensitive	178.9	184.9	180.6	186.6
Total average liabilities for insurance products, net of reinsurance ceded	$3,968.1	$3,907.1	$3,948.0	$3,904.2
Revenues:
Insurance policy income	$164.4	$162.1	$490.0	$481.2
Net investment income:
General account invested assets	66.0	63.7	190.3	191.6
Fixed index products	1.5	(3.2)	.3	(2.8)
Trading account income related to policyholder accounts	(.4)	(2.1)	.7	(1.7)
Fee revenue and other income	.4	.3	1.0	1.0
Total revenues	231.9	220.8	682.3	669.3
Expenses:
Insurance policy benefits	138.7	130.2	405.6	398.1
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.3	3.6	10.3	11.0
Cost of options to fund index credits, net of forfeitures	1.2	1.5	4.4	4.5
Market value changes credited to policyholders	1.3	(5.5)	1.7	(4.8)
Amortization related to operations	14.3	13.5	44.5	42.5
Interest expense on investment borrowings	.9	.5	2.5	1.4
Other operating costs and expenses	47.0	46.4	140.3	137.4
Total benefits and expenses	206.7	190.2	609.3	590.1
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	25.2	30.6	73.0	79.2
Net realized investment gains (losses)	.1	(.4)	27.2	(5.3)
Amortization related to net realized investment gains (losses)	—	—	(.3)	(.1)
Net realized investment gains (losses), net of related amortization	.1	(.4)	26.9	(5.4)
Insurance policy benefits - fair value changes in embedded derivative liabilities	.5	(.6)	(1.3)	(.1)
Amortization related to fair value changes in embedded derivative liabilities	(.4)	.3	.9	—
Fair value changes in embedded derivative liabilities, net of related amortization	.1	(.3)	(.4)	(.1)
Income before income taxes	$25.4	$29.9	$99.5	$73.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$10.7	$12.7	$33.0	$36.8
Benefit ratio (a)	69.5%	68.7%	69.5%	65.5%
Supplemental health and other:
Insurance policy benefits	$118.8	$111.6	$352.6	$342.4
Benefit ratio (a)	84.0%	81.7%	83.6%	84.8%
Interest-adjusted benefit ratio (b)	59.8%	57.4%	59.7%	60.3%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $34.3 million and $33.2 million in the three months ended September 30, 2016 and 2015, respectively, and was $100.9 million and $99.1 million in the nine months ended September 30, 2016 and 2015, respectively.

Total premium collections were $163.4 million in the third quarter of 2016, down 1.3 percent from 2015, and were $494.1 million in the first nine months of 2016, up 1.6 percent from 2015, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.0 billion in the third quarter of 2016, up 1.6 percent from 2015, and were $3.9 billion in the first nine months of 2016, up 1.1 percent from 2015, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $66.0 million in the third quarter of 2016, up 3.6 percent from 2015, and was $190.3 million in the first nine months of 2016, down .7 percent from 2015. The three and nine months ended September 30, 2016 reflect $1 million and $(1) million, respectively, of higher (lower) investment income from alternative investments compared to the 2015 periods.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $1.5 million and $(3.2) million in the third quarters of 2016 and 2015, respectively, and was $.3 million and $(2.8) million in the first nine months of 2016 and 2015, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $22.6 million and $24.9 million in the third quarters of 2016 and 2015, respectively, and were $68.9 million and $61.3 million in the first nine months of 2016 and 2015, respectively. The margin in the third quarter of 2016 as compared to the same period in the prior year reflects higher benefit ratios and growth in the block; partially offset by the growth in premium income. The margin in the first nine months of 2015 reflects $9 million of unfavorable reserve developments in the supplemental health block related to claims incurred in prior periods based on the completion of an in-depth review of recent claim trends in the block, including the impact of newer cancer treatments on claims. The interest-adjusted benefit ratio on this supplemental health business was 59.8 percent and 57.4 percent in the third quarters of 2016 and 2015, respectively, and was 59.7 percent and 60.3 percent in the first nine months of 2016 and 2015, respectively. We expect the supplemental health interest-adjusted benefit ratio to be in the 59 percent range during the fourth quarter of 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $4.7 million and $5.8 million in the third quarters of 2016 and 2015, respectively, and were $14.5 million and $19.4 million in the first nine months of 2016 and 2015, respectively. Such decreases reflect the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.3 million and $3.6 million in the third quarters of 2016 and 2015, respectively, and were $10.3 million and $11.0 million in the first nine months of 2016 and 2015, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $14.3 million and $13.5 million in the third quarters of 2016 and 2015, respectively, and was $44.5 million and $42.5 million in the first nine months of 2016 and 2015, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings".

Other operating costs and expenses were $47.0 million and $46.4 million in the third quarters of 2016 and 2015, respectively, and were $140.3 million and $137.4 million in the first nine months of 2016 and 2015, respectively. Other operating costs and expenses include commission expense of $17.7 million and $16.3 million in the third quarters of 2016 and 2015, respectively, and $52.6 million and $50.9 million in the first nine months of 2016 and 2015, respectively.

Net realized investment gains (losses) fluctuate each period. During the first nine months of 2016, we recognized net realized investment gains of $27.2 million, which were comprised of: (i) $24.3 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.7 million; and (iv) $4.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2015, we recognized net realized investment losses of $5.3 million, which were comprised of: (i) $2.8 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.1 million; (iii) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (iv) $2.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.1 million, prior to the $.4 million of impairment losses recognized in accumulated other comprehensive income (loss)).

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.3 million and $.1 million in the first nine months of 2016 and 2015, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premium collections:
Life	$70.1	$66.0	$208.6	$194.7
Supplemental health	.6	.7	1.8	2.2
Total collections	$70.7	$66.7	$210.4	$196.9
Average liabilities for insurance products:
SPIAs - mortality based	$76.1	$71.7	$73.8	$74.0
Health:
Medicare supplement	6.4	7.2	6.6	7.9
Other health	4.2	4.4	4.3	4.5
Life:
Interest sensitive	16.3	16.4	16.2	16.5
Non-interest sensitive	691.9	673.5	685.8	667.5
Total average liabilities for insurance products, net of reinsurance ceded	$794.9	$773.2	$786.7	$770.4
Revenues:
Insurance policy income	$70.9	$66.0	$210.5	$196.9
Net investment income on general account invested assets	11.1	10.5	33.0	32.0
Fee revenue and other income	.2	.2	.8	.7
Total revenues	82.2	76.7	244.3	229.6
Expenses:
Insurance policy benefits	50.1	45.5	150.8	141.6
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.5	.5
Amortization related to operations	3.7	3.6	11.3	10.9
Interest expense on investment borrowings	.1	—	.4	—
Other operating costs and expenses	27.2	26.8	84.2	77.7
Total benefits and expenses	81.3	76.1	247.2	230.7
Income (loss) before net realized investment gains (losses) and income taxes	.9	.6	(2.9)	(1.1)
Net realized investment gains (losses)	.3	(.9)	(.2)	(1.0)
Income (loss) before income taxes	$1.2	$(.3)	$(3.1)	$(2.1)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We expect this segment to report approximately breakeven earnings in 2016.

Total premium collections were $70.7 million in the third quarter of 2016, up 6.0 percent from 2015, and were $210.4 million in the first nine months of 2016, up 6.9 percent from 2015. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Insurance policy benefits fluctuated primarily due to the growth in this segment. In addition, mortality was higher in the third quarter of 2016 compared to the third quarter of 2015.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in the 2016 periods as compared to the corresponding periods in 2015 primarily due to investments in new business and higher advertising costs (including the impacts of the political elections on television advertising costs). We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuated each period. During the first nine months of 2016, we recognized net realized investment losses of $.2 million, which were comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2015, we recognized net realized investment losses of $1.0 million, which were comprised of: (i) $.4 million of net losses from the sales of investments (primarily fixed maturities); (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.7 million, prior to the $.3 million of impairment losses recognized in accumulated other comprehensive income (loss)).

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$57.2	$53.0	$169.0	$158.5
Net investment income and other	11.3	10.7	33.8	32.7
Total revenues	68.5	63.7	202.8	191.2
Benefits and expenses:
Insurance policy benefits	41.9	38.2	126.0	120.0
Amortization	3.5	3.4	10.7	10.3
Other expenses	8.9	7.2	25.1	22.1
Total benefits and expenses	54.3	48.8	161.8	152.4
Adjusted EBIT from In-Force Business	$14.2	$14.9	$41.0	$38.8

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$13.7	$13.0	$41.5	$38.4
Net investment income and other	—	—	—	—
Total revenues	13.7	13.0	41.5	38.4
Benefits and expenses:
Insurance policy benefits	8.4	7.5	25.3	22.1
Amortization	.2	.2	.6	.6
Other expenses	18.4	19.6	59.5	55.6
Total benefits and expenses	27.0	27.3	85.4	78.3
Adjusted EBIT from New Business	$(13.3)	$(14.3)	$(43.9)	$(39.9)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$70.9	$66.0	$210.5	$196.9
Net investment income and other	11.3	10.7	33.8	32.7
Total revenues	82.2	76.7	244.3	229.6
Benefits and expenses:
Insurance policy benefits	50.3	45.7	151.3	142.1
Amortization	3.7	3.6	11.3	10.9
Other expenses	27.3	26.8	84.6	77.7
Total benefits and expenses	81.3	76.1	247.2	230.7
Adjusted EBIT from In-Force and New Business	$.9	$.6	$(2.9)	$(1.1)

The Adjusted EBIT from in-force business in the Colonial Penn segment in the third quarter of 2016 reflects higher mortality and expenses as compared to the same period in 2015. The Adjusted EBIT from new business in the Colonial Penn segment in the 2016 periods primarily reflects higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Corporate operations:
Interest expense on corporate debt	$(11.5)	$(11.3)	$(34.3)	$(33.7)
Net investment income (loss):
General investment portfolio	1.5	1.6	4.4	4.8
Other special-purpose portfolios:
COLI	2.3	(9.2)	2.0	(8.9)
Investments held in a rabbi trust	.6	(.8)	1.0	(.6)
Other trading account activities	2.3	2.3	9.2	8.1
Fee revenue and other income	2.5	2.1	7.6	6.2
Interest expense on investment borrowings	—	(.1)	—	(.2)
Other operating costs and expenses	(13.6)	(7.8)	(43.7)	(27.6)
Loss before net realized investment gains (losses), equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, net revenue pursuant to transition and support services agreements, fair value changes and amendment related to agent deferred compensation plan, loss on reinsurance transaction, loss on extinguishment of debt and income taxes	(15.9)	(23.2)	(53.8)	(51.9)
Net realized investment gains (losses)	10.3	(3.4)	(3.0)	1.9
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs	(.7)	(.3)	(1.2)	(4.9)
Transition expenses	—	—	—	(9.0)
Net revenue (expense) pursuant to transition and support services agreements	—	(.4)	—	2.5
Fair value changes and amendment related to agent deferred compensation plan	6.3	—	(12.0)	—
Loss on reinsurance transaction	(75.4)	—	(75.4)	—
Loss on extinguishment of debt	—	—	—	(32.8)
Loss before income taxes	$(75.4)	$(27.3)	$(145.4)	$(94.2)

Interest expense on corporate debt has been primarily impacted by the debt refinancing transactions completed in May 2015, along with the mix of interest rates on the related outstanding borrowings. Our average corporate debt outstanding was $925.0 million and $878.2 million in the first nine months of 2016 and 2015, respectively. The average interest rate on our debt was 4.7 percent in both the first nine months of 2016 and 2015, respectively. The 2016 periods also reflect lower amortization of discount and issuance costs primarily due to the extended maturity profile of the debt incurred in our debt refinancing transactions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as investments in our business which are not permitted to be capitalized including consulting costs and costs incurred related to corporate development activities. These costs were higher in the 2016 periods. Other operating costs and expenses in the first nine months of 2016 included $3 million of accelerated stock compensation expense related to retirement eligible employees. Since certain stock-based compensation awards granted to retirement eligible employees do not require the employee to provide any further service to retain the award, 100 percent of the compensation expense was recognized when the awards were granted in the first quarter of 2016.

Net realized investment gains (losses) often fluctuate each period. During the first nine months of 2016, net realized investment losses in this segment were $3.0 million and were comprised of: (i) $5.5 million of net gains from the sales of investments (including $12.1 million of losses recognized by the VIEs and $17.6 million of net gains on other investment sales); (ii) $7.3 million of losses on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During the first nine months of 2015, net realized investment gains in this segment were $1.9 million and were comprised of: (i) $2.1 million of net gains from the sales of investments (including $.7 million of losses recognized by the VIEs and $2.8 million of net gains on other investment sales); (ii) a $7.9 million writedown of a legacy investment in a private company that was liquidated; (iii) $3.6 million of writedowns of investments held by VIEs due to other-than-temporary declines in value; and (iv) an $11.3 million gain on the dissolution of a VIE.

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

Transition expenses include one-time expenses associated with our comprehensive agreement with Cognizant for our application development, maintenance and testing functions as well as select information technology infrastructure operations. Transition expenses were $9.0 million in the nine months ended September 30, 2015.

Net revenue (expense) pursuant to transition and support services agreements represents the difference between the fees we receive from Wilton Reassurance Company and the overhead costs incurred to provide such services under the agreements subsequent to the sale of Conseco Life Insurance Company.

Fair value changes and amendment related to agent deferred compensation plan relate to: (i) changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan; and (ii) an amendment made to the plan in the third quarter of 2016. The agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. During the third quarter of 2016, we made lump sum settlement distributions to plan participants with account balances that were below a certain threshold consistent with the provision of the amended plan. We recognized a pre-tax gain of $6.3 million related to the settlement distributions in the third quarter of 2016. The change in the nine months ended September 30, 2016, reflects: (i) the aforementioned impact of the amendment; and (ii) a 50 basis point reduction in the interest rate used to determine these liabilities, consistent with the decrease in market interest rates.

Loss on reinsurance transaction of $75.4 million resulted from the termination of the reinsurance agreements with BRe and recapture of the ceded business as further described in "Liquidity and Capital Resources - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from S&P, Fitch Ratings ("Fitch"), A.M. Best and Moody's Investor Services, Inc. ("Moody's") are "BBB+", "BBB+", "A-" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premiums collected by product:
Annuities:
Fixed index (first-year)	$218.1	$192.2	$597.6	$508.8
Other fixed interest (first-year)	25.4	23.0	82.8	61.6
Other fixed interest (renewal)	1.6	1.3	4.7	4.9
Subtotal - other fixed interest annuities	27.0	24.3	87.5	66.5
Total annuities	245.1	216.5	685.1	575.3
Health:
Medicare supplement (first-year)	18.8	20.3	56.3	59.7
Medicare supplement (renewal)	163.4	169.9	491.8	487.1
Subtotal - Medicare supplement	182.2	190.2	548.1	546.8
Long-term care (first-year)	4.4	4.4	13.2	12.4
Long-term care (renewal)	111.9	117.6	340.7	347.3
Subtotal - long-term care	116.3	122.0	353.9	359.7
Supplemental health (first-year)	1.4	1.6	4.1	4.7
Supplemental health (renewal)	4.0	3.5	11.6	9.6
Subtotal – supplemental health	5.4	5.1	15.7	14.3
Other health (first-year)	—	—	—	.1
Other health (renewal)	1.5	1.8	4.7	5.3
Subtotal - other health	1.5	1.8	4.7	5.4
Total health	305.4	319.1	922.4	926.2
Life insurance:
Traditional (first-year)	18.8	21.7	61.8	64.3
Traditional (renewal)	52.3	50.3	154.5	144.4
Subtotal - traditional	71.1	72.0	216.3	208.7
Interest-sensitive (first-year)	17.9	18.9	53.9	63.5
Interest-sensitive (renewal)	26.4	22.2	77.1	63.1
Subtotal - interest-sensitive	44.3	41.1	131.0	126.6
Total life insurance	115.4	113.1	347.3	335.3
Collections on insurance products:
Total first-year premium collections on insurance products	304.8	282.1	869.7	775.1
Total renewal premium collections on insurance products	361.1	366.6	1,085.1	1,061.7
Total collections on insurance products	$665.9	$648.7	$1,954.8	$1,836.8

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 13 percent, to $245.1 million, in the third quarter of 2016, and 19 percent, to $685.1 million in the first nine months of 2016, as compared to the same periods in 2015. The increase in premium collections in the 2016 periods is consistent with our marketing efforts to increase fixed index annuity sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 4.2 percent, to $182.2 million, in the third quarter of 2016, and increased .2 percent, to $548.1 million, in the first nine months of 2016, as compared to the same periods in 2015.

Premiums collected on Bankers Life's long-term care policies decreased 4.7 percent, to $116.3 million, in the third quarter of 2016, and 1.6 percent, to $353.9 million, in the first nine months of 2016, as compared to the same periods in 2015.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 2.0 percent, to $115.4 million, in the third quarter of 2016, and 3.6 percent, to $347.3 million, in the first nine months of 2016, as compared to the same periods in 2015, reflecting strong persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premiums collected by product:
Health:
Medicare supplement (renewal)	$14.6	$19.4	$46.1	$54.7
Supplemental health (first-year)	17.7	19.1	54.5	56.4
Supplemental health (renewal)	123.3	119.5	369.4	351.0
Subtotal – supplemental health	141.0	138.6	423.9	407.4
Other health (first-year)	.1	—	.2	.1
Other health (renewal)	.4	.4	1.2	1.4
Subtotal - other health	.5	.4	1.4	1.5
Total health	156.1	158.4	471.4	463.6
Life insurance:
Traditional (first-year)	.2	.1	.6	.5
Traditional (renewal)	2.6	3.0	8.0	8.7
Subtotal - traditional	2.8	3.1	8.6	9.2
Interest-sensitive (first-year)	1.0	1.0	3.6	3.1
Interest-sensitive (renewal)	3.3	2.6	9.5	8.3
Subtotal - interest-sensitive	4.3	3.6	13.1	11.4
Total life insurance	7.1	6.7	21.7	20.6
Annuities:
Fixed index (first-year)	—	—	—	.1
Fixed index (renewal)	.2	.2	.8	1.3
Subtotal - fixed index annuities	.2	.2	.8	1.4
Other fixed interest (renewal)	—	.2	.2	.5
Total annuities	.2	.4	1.0	1.9
Collections on insurance products:
Total first-year premium collections on insurance products	19.0	20.2	58.9	60.2
Total renewal premium collections on insurance products	144.4	145.3	435.2	425.9
Total collections on insurance products	$163.4	$165.5	$494.1	$486.1

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

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 1.7 percent, to $141.0 million, in the third quarter of 2016, and 4.1 percent, to $423.9 million, in the first nine months of 2016, as compared to the same periods in 2015. Such increase is due to new sales in recent periods and persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 2.0 percent, to $148.6 million, in the third quarter of 2016, and 4.1 percent, to $447.0 million, in the first nine months of 2016, as compared to the same periods in 2015, driven by sales in recent periods and persistency.

Life premiums collected in the Washington National segment increased 6.0 percent, to $7.1 million, in the third quarter of 2016, and 5.3 percent, to $21.7 million, in the first nine months of 2016, as compared to the same periods in 2015.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Premiums collected by product:
Life insurance:
Traditional (first-year)	$13.8	$13.2	$41.6	$38.6
Traditional (renewal)	56.2	52.8	166.7	155.9
Subtotal - traditional	70.0	66.0	208.3	194.5
Interest-sensitive (all renewal)	.1	—	.3	.2
Total life insurance	70.1	66.0	208.6	194.7
Health (all renewal):
Medicare supplement	.6	.6	1.7	2.0
Other health	—	.1	.1	.2
Total health	.6	.7	1.8	2.2
Collections on insurance products:
Total first-year premium collections on insurance products	13.8	13.2	41.6	38.6
Total renewal premium collections on insurance products	56.9	53.5	168.8	158.3
Total collections on insurance products	$70.7	$66.7	$210.4	$196.9

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.2 percent, to $70.1 million, in the third quarter of 2016, and 7.1 percent, to $208.6 million, in the first nine months of 2016, as compared to the same periods in 2015. Graded benefit life products sold through our direct response marketing channel accounted for $69.6 million and $65.2 million of our total collected premiums in the third quarters of 2016 and 2015, respectively, and $207.1 million and $192.7 million in the first nine months of 2016 and 2015, respectively. Premiums collected reflect strong sales in the 2016 periods reflecting lead diversification and sales productivity initiatives.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2016 and December 31, 2015 was as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Total capital:
Corporate notes payable	$912.5	$911.1
Shareholders’ equity:
Common stock	1.7	1.8
Additional paid-in capital	3,206.3	3,386.8
Accumulated other comprehensive income	855.5	402.8
Retained earnings	430.3	347.1
Total shareholders’ equity	4,493.8	4,138.5
Total capital	$5,406.3	$5,049.6

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2016 and as of and for the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Book value per common share	$25.89	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	20.96	20.30
Ratio of earnings to fixed charges	1.94X	2.59X
Debt to total capital ratios:
Corporate debt to total capital	16.9%	18.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	20.1%	19.6%
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

Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities.  BRe is a reinsurer that is not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions.

Certain irregularities had come to our attention regarding BRe, including its relationship with Platinum and the valuation and appropriateness of the collateral deposited in trusts by BRe for Washington National and BCLIC. CNO commenced an

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

independent third-party audit by a forensic accounting firm in late June 2016 of certain investments deposited in the trusts by BRe. Such investments included assets valued at that time using unobservable inputs that contain assumptions determined by BRe. The initial scope of CNO’s audit was a subset of investments which had an estimated fair value of approximately $62 million as of September 30, 2016. The independent audit of these investments was substantially completed in the third quarter of 2016. The information currently available to CNO confirms that a significant portion of these assets bear some connection to Platinum or to parties that have had past or present associations with Platinum. CNO has serious concerns regarding BRe’s conflicts of interest and whether, in many cases, the assets related to Platinum were acquired in appropriate arm’s-length transactions.

Moreover, CNO and the auditor retained by CNO also have concluded that many of the values assigned to these investments by BRe and summarized in reports prepared by its valuation firm, Duff & Phelps, were inaccurate due to the use of flawed methodologies. Based on the information available to us at this time, we are comfortable that our estimated fair values for these investments are reasonable. We believe our estimated values recognize the inherent volatility and default probability given the nature of these investments and specific ownership related issues.

In September 2016, BCLIC and Washington National expanded the scope of the independent audit to include additional investments for which we estimated the fair value to be approximately $63 million as of September 30, 2016. Based on our initial assessment, these additional investments do not have connections to Platinum or to parties that have had past or present associations with Platinum. Based on the information currently available, these assets appear to be less complex, more diversified, and less difficult to value. However, we chose to expand the scope of the original audit primarily to independently confirm our internal assessment. While no assurances can be given, we anticipate that the audit of these additional investments will be completed, to the extent possible given the availability of information, by the end of the fourth quarter of 2016. However, we have not discovered any information that would lead us to conclude our initial assessment was incorrect.

We have greater confidence in the reasonableness of our valuation inputs with respect to the investments that we do not intend to include as part of the independent third party audit. While these investments may be subject to normal market value fluctuations, concerns related to ownership structure and the probability of default are generally lower than the investments included in the audit.

On September 29, 2016, the New York Department of Financial Services (the "NYDFS") issued a regulatory demand letter to CNO. In the letter, the NYDFS said it had conducted a "detailed analysis" of the assets in the primary BCLIC trust account, after which it had "concluded that a substantial portion of the current assets held within the Trust are not in compliance with the standards set under 11 NYCRR § 126 (Insurance Regulation 114)." The NYDFS also said that "[a]ssets within the trust were removed subsequent to the Department’s approval of the reinsurance treaty and replaced with assets that do not comply with 11 NYCRR § 126(a)(2), which states that ‘assets deposited in the trust account shall be valued according to their current fair market value, and shall consist only of cash (United States legal tender), certificates of deposit (issued by a United States bank and payable in United States legal tender), and investments of the types specified in paragraphs (1), (2), (3), (8) and (10) of subsection (a) of section 1404 of the New York Insurance Law.'" The NYDFS directed BCLIC "to remediate this deficiency within ten days of the date of this letter [i.e., by October 9, 2016] by ensuring the assets held within the Trust meet the requirements of Insurance Regulation 114." The NYDFS said that "[f]ailure to bring the Trust into compliance may result in the denial of reserve credit and disciplinary action from the Department."

On September 29, 2016, the Indiana Department of Insurance ("IDOI") issued a regulatory demand letter to CNO. In the letter, the IDOI said that the reinsurance agreement between Washington National and BRe and the related trust are not in compliance with 760 IAC 1-55-4. The letter states that credit for reinsurance under the reinsurance agreement shall not be allowed for Washington National "unless corrective measures, satisfactory to the IDOI, are taken immediately."

On September 29, 2016, BCLIC and Washington National sent written notices to Wilmington Trust, N.A., the trustee of the BRe reinsurance trusts, pursuant to which BCLIC and Washington National notified the trustee that they are exercising their rights under the reinsurance agreements to withdraw all of the assets from the reinsurance trust accounts. Assets included in these accounts were subsequently transferred to accounts of BCLIC and Washington National.

On September 29, 2016, BCLIC and Washington National gave written notice to BRe that they were terminating their reinsurance agreements with BRe effective immediately, after concluding that BRe’s material breaches of the reinsurance agreements are incurable, and that it is in the best interests of BCLIC and Washington National policyholders and other key

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

stakeholders to terminate the reinsurance agreements. We formed this conclusion for several reasons, including: (i) BRe represented that it would need until the end of the year to replace all of the Platinum-related assets in the trust accounts, and the NYDFS and IDOI directed BCLIC and Washington National to take corrective action relating to these assets within 10 days, in the case of the NYDFS, and immediately, in the case of the IDOI; (ii) certain statements made to CNO by BRe called into question BRe’s financial ability to continue to reinsure the policies ceded to it; and (iii) BRe has, repeatedly and over the course of a prolonged period, acted in bad faith, engaged in self-dealing, and intentionally misrepresented and withheld key information about itself and its conflicts of interest from CNO.

We subsequently resumed responsibility and are in full control of all aspects of policyholder administration of the recaptured business.

Because Washington National and BCLIC have recaptured the ceded business, CNO is required to value the investments at their estimated fair value as of the date of recapture. In addition, the liabilities are required to be valued based on valuation methodologies that are consistent with the methodologies used by CNO to value its insurance liabilities.

Based on the valuation methodologies used by CNO to value its insurance liabilities, this block of long-term care business is required to be evaluated separately to determine whether aggregate liabilities are deficient. The insurance liabilities established at the recapture date include additional premium deficiency reserves of approximately $70 million. Since this block of long-term care business is in loss recognition status, our valuation assumptions reflect no profits or losses on the block over its remaining life. Accordingly, changes in assumptions which adversely impact future earnings will result in an immediate charge to current earnings. This block of long-term care business will be included in our normal annual actuarial loss recognition testing review in the fourth quarter of 2016. This block of business is particularly sensitive to changes in assumptions related to expected future investment yields. For example, we estimate that a 50 basis point reduction in the ultimate new money rate assumption would result in a $15 million pre-tax charge.

We recognized a pre-tax loss of $75.4 million on the recapture of the long-term care business as summarized below (dollars in millions):

Market value of investments	$504.7
Insurance liabilities	(552.2)
Write-off of reinsurance receivables	(17.9)
Estimated transaction expenses	(10.0)
Pre-tax loss	$(75.4)
The assets included in the aforementioned independent audits are summarized below by investment type (dollars in millions):

	Investments included in initial scope of audit	Investments included in additional scope of audit	Total investments included in the scope of audit
Transportation and auto	$—	$28	$28
Services	23	3	26
Energy	20	4	24
Life settlements	7	6	13
Commercial real estate	3	16	19
Other	9	6	15
	$62	$63	$125
As a result of the recapture, related charge and additional capital required to support the assets and liabilities of this business, CNO contributed $200 million to its insurance subsidiaries on September 30, 2016. After giving effect to this

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

contribution, CNO has $189 million of cash and investments at the holding company as of September 30, 2016 and its consolidated RBC ratio was estimated to be 458%.
The impact of the recapture on our statutory earnings and surplus at September 30, 2016 is summarized below (dollars in millions):

Impact on surplus:
Market value of investments	$504.7
Write-off of estimated receivable due from BRe	(17.9)
Insurance liabilities	(587.2)
Expenses incurred	(10.0)
Statutory earnings impact	(110.4)
Impact on admitted investments	(11.0)
Impact on admitted deferred tax assets	(14.5)
Statutory surplus impact	$(135.9)

In order to increase its excess capital position, CNO has suspended its share repurchase program for the remainder of 2016.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2016, the carrying value of the FHLB common stock was $71.2 million.  As of September 30, 2016, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at September 30, 2016, which are maintained in custodial accounts for the benefit of the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2016
$57.7	June 2017	Variable rate – 1.308%
100.0	October 2017	Variable rate – 1.200%
50.0	January 2018	Variable rate – 1.015%
50.0	January 2018	Variable rate – 1.055%
50.0	February 2018	Variable rate – 1.098%
50.0	February 2018	Variable rate – 0.908%
22.0	February 2018	Variable rate – 1.159%
100.0	May 2018	Variable rate – 0.974%
50.0	July 2018	Variable rate – 1.213%
50.0	August 2018	Variable rate – 0.937%
10.0	December 2018	Variable rate – 0.972%
50.0	January 2019	Variable rate – 1.099%
50.0	February 2019	Variable rate – 0.908%
100.0	March 2019	Variable rate – 1.011%
21.8	July 2019	Variable rate – 1.026%
15.0	October 2019	Variable rate – 1.147%
50.0	May 2020	Variable rate – 1.044%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.265%
100.0	September 2020	Variable rate – 1.185%
50.0	September 2020	Variable rate – 1.184%
75.0	September 2020	Variable rate – 0.958%
100.0	October 2020	Variable rate – 0.764%
50.0	December 2020	Variable rate – 1.223%
100.0	July 2021	Variable rate – 1.223%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 1.005%
50.0	September 2021	Variable rate – 1.365%
25.6	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.6

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
Our estimated consolidated statutory RBC ratio of 458 percent at September 30, 2016, reflects estimated consolidated statutory operating earnings of $162 million (including approximately $110 million loss on the recapture of long-term care business), a $200.0 million capital contribution to the insurance subsidiaries from the holding company (related to the charge and additional capital required to support the recapture of the long-term care business) and dividends to the holding company of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

$175.8 million during the first nine months of 2016. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

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

On October 4, 2016, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries. The outlook for these ratings is negative and S&P removed them from Credit Watch. S&P’s recent actions reflect information related to one of the Company’s reinsurers and the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On August 3, 2016, Fitch placed its "BBB+" financial strength ratings of our primary insurance subsidiaries on Rating Watch Negative. Fitch’s recent actions reflect information related to one of the Company’s reinsurers and the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2016, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $158.4 million; (ii) fixed income investments of $16.8 million; and (iii) equity securities of $14.1 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company for any 12-month period in amounts equal to the greater of (or in a few states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. This type of dividend is referred to as an "ordinary dividend". Any dividend in excess of these levels or from an insurance company that has negative earned surplus requires the approval of the director or commissioner of the applicable state insurance department and is referred to as an "extraordinary dividend".  Each of the direct insurance subsidiaries of CDOC has significant negative earned surplus and any dividend payments from the direct insurance subsidiaries of CDOC would be considered extraordinary dividends and, therefore, require the approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2016, our insurance subsidiaries paid extraordinary dividends to CDOC totaling $175.8 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 395 percent at September 30, 2016.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2016, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$531.1	(a)
Colonial Penn	(287.0)	(b)
____________________

(a)	Bankers Life paid ordinary dividends of $90 million to CLTX in the first nine months of 2016.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. As further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off", CDOC made $200.0 million of capital contributions to its insurance subsidiaries on September 30, 2016.

In the first nine months of 2016, we repurchased 11.7 million shares of common stock for $203.0 million under our securities repurchase program. The Company has remaining repurchase authority of $252.7 million as of September 30, 2016. As described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off", we suspended our share repurchase program for the remainder of 2016 in order to increase our excess capital.

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
In the first nine months of 2016, dividends declared on common stock totaled $40.8 million ($0.23 per common share). In May 2016, the Company increased its quarterly common stock dividend to $0.08 per share from $0.07 per share.

On October 4, 2016, S&P affirmed our issuer credit and secured debt ratings of "BB+". The outlook for these ratings is negative and S&P removed them from Credit Watch. S&P’s recent actions reflect information related to one of the Company’s

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

reinsurers and the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

On August 3, 2016, Fitch placed its “BB+” rating on our issuer credit and senior secured debt on Rating Watch Negative. Fitch’s recent actions reflect information related to one of the Company’s reinsurers and the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. No such borrowings were outstanding at September 30, 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2016, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,278.3	$1,679.4	$(30.1)	$12,927.6
United States Treasury securities and obligations of United States government corporations and agencies	238.5	48.2	—	286.7
States and political subdivisions	1,780.9	290.9	(.4)	2,071.4
Debt securities issued by foreign governments	26.8	1.7	—	28.5
Asset-backed securities	1,180.2	39.7	(3.6)	1,216.3
Collateralized debt obligations	175.3	.6	(.7)	175.2
Commercial mortgage-backed securities	1,459.0	65.5	(8.0)	1,516.5
Mortgage pass-through securities	2.4	.3	—	2.7
Collateralized mortgage obligations	424.3	18.7	(.7)	442.3
Total investment grade fixed maturities, available for sale	16,565.7	2,145.0	(43.5)	18,667.2
Below-investment grade (a) (b):
Corporate securities	957.3	25.8	(33.6)	949.5
States and political subdivisions	13.6	—	(.9)	12.7
Asset-backed securities	1,456.2	55.1	(6.8)	1,504.5
Collateralized debt obligations	2.5	—	—	2.5
Commercial mortgage-backed securities	63.4	.2	(.6)	63.0
Collateralized mortgage obligations	576.5	47.3	(1.0)	622.8
Total below-investment grade fixed maturities, available for sale	3,069.5	128.4	(42.9)	3,155.0
Total fixed maturities, available for sale	$19,635.2	$2,273.4	$(86.4)	$21,822.2
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2016 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,777.4	$10,926.1	50.0%
2	8,771.7	9,814.7	45.0
Total NAIC 1 and 2 (investment grade)	18,549.1	20,740.8	95.0
3	688.6	683.2	3.2
4	218.0	214.9	1.0
5	158.2	157.3	.7
6	21.3	26.0	.1
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,086.1	1,081.4	5.0
	$19,635.2	$21,822.2	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2016 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,720.8	12.5%	$10.4	12.0%
States and political subdivisions	2,084.1	9.6	1.3	1.5
Utilities	1,611.0	7.4	—	—
Commercial mortgage-backed securities	1,579.5	7.2	8.6	10.0
Energy	1,572.2	7.2	28.7	33.2
Insurance	1,492.0	6.8	3.6	4.2
Healthcare/pharmaceuticals	1,466.8	6.7	2.7	3.1
Collateralized mortgage obligations	1,065.1	4.9	1.7	2.0
Banks	1,033.3	4.7	1.2	1.4
Food/beverage	906.7	4.2	.1	.1
Cable/media	746.5	3.4	7.6	8.8
Real estate/REITs	562.0	2.6	—	—
Capital goods	526.6	2.4	1.5	1.7
Transportation	473.0	2.2	1.0	1.2
Telecom	447.1	2.0	.8	.9
Chemicals	438.0	2.0	2.7	3.1
Brokerage	303.1	1.4	.9	1.0
Aerospace/defense	291.7	1.3	.5	.6
U.S. Treasury and Obligations	286.7	1.3	—	—
Technology	273.9	1.3	2.0	2.3
Business services	272.9	1.3	3.1	3.6
Paper	250.7	1.1	—	—
Autos	248.6	1.1	—	—
Other	1,169.9	5.4	8.0	9.3
Total fixed maturities, available for sale	$21,822.2	100.0%	$86.4	100.0%

At September 30, 2016, the carrying value of the Company's fixed maturity securities in the energy sector was $1.6 billion, with gross unrealized gains of $143.1 million and gross unrealized losses of $28.7 million. Although these securities are of high quality (88 percent are rated investment grade) and diversified (76 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time. At December 31, 2015, the carrying value of our fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $59.4 million and gross unrealized losses of $160.9 million.

Below-Investment Grade Securities

At September 30, 2016, the amortized cost of the Company's below-investment grade fixed maturity securities was $3,069.5 million, or 16 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $3,155.0 million, or 103 percent of the amortized cost (refer to the table on page 93 for composition of the below-investment grade portfolio).

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturity securities, available for sale:
Gross realized gains on sale	$7.3	$21.7	$127.1	$47.9
Gross realized losses on sale	(2.8)	(27.8)	(84.4)	(48.7)
Impairments:
Total other-than-temporary impairment losses	—	(11.1)	(6.3)	(12.4)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	3.0	—	3.0
Net impairment losses recognized	—	(8.1)	(6.3)	(9.4)
Net realized investment gains (losses) from fixed maturities	4.5	(14.2)	36.4	(10.2)
Equity securities	17.2	—	21.3	3.0
Commercial mortgage loans	—	—	—	(2.3)
Impairments of other investments	(1.2)	(4.3)	(18.5)	(12.2)
Gain (loss) on dissolution of a variable interest entity	—	—	(7.3)	11.3
Other (a)	(8.9)	(1.1)	(8.6)	(10.4)
Net realized investment gains (losses)	$11.6	$(19.6)	$23.3	$(20.8)
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $.8 million and $(4.7) million for the nine months ended September 30, 2016 and 2015, respectively.

During the first nine months of 2016, we recognized net realized investment gains of $23.3 million, which were comprised of: (i) $48.1 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a VIE; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.6 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.7 million; and (v) $24.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first nine months of 2015, we recognized net realized investment losses of $20.8 million, which were comprised of: (i) $1.5 million of net losses from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $4.7 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.3 million; and (v) $21.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($24.6 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

At September 30, 2016, there were two investments in default or considered nonperforming with both an amortized cost and carrying value of $3.8 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first nine months of 2016, the $84.4 million of gross realized losses on sales of $477.2 million of fixed maturity securities, available for sale, included: (i) $77.8 million related to various corporate securities (including $62.7 million related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2015, the $48.7 million of gross realized losses on sales of $416.7 million of fixed maturity securities, available for sale, included: (i) $47.9 million related to various corporate securities (including $29.3 million related to sales of investments in the energy sector); and (ii) $.8 million of losses related to the sales of asset-backed securities.

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

During the first nine months of 2016, we recognized $24.8 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities of a single issuer in the energy sector; (ii) $3.7 million of writedowns on a direct loan due to borrower specific events; (iii) $12.7 million of writedowns on a privately placed preferred stock of an entity formed to construct and operate a chemical plant; (iv) $.9 million of writedowns related to a real estate investment; and (v) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. Factors considered in determining the writedowns of investments in the first nine months of 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

The following summarizes the investments sold at a loss during the first nine months of 2016 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$102.8	$102.8
Due after one year through five years	87.4	85.5
Due after five years through ten years	197.6	182.7
Due after ten years	787.4	739.2
Subtotal	1,175.2	1,110.2
Structured securities	1,302.1	1,280.7
Total	$2,477.3	$2,390.9

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2016 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	3	$24.1	$(8.9)	$15.2
Greater than or equal to 6 months and less than 12 months	1	15.2	(3.5)	11.7
Greater than 12 months	2	13.7	(3.1)	10.6
		$53.0	$(15.5)	$37.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2016 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$—	$11.8	$13.4	$3.5	$28.7
Asset-backed securities	1.4	2.2	1.5	5.3	10.4
Commercial mortgage-backed securities	6.2	1.8	.6	—	8.6
Cable/media	—	4.8	2.7	.1	7.6
Insurance	.2	3.4	—	—	3.6
Business services	—	—	3.1	—	3.1
Chemicals	—	2.5	.2	—	2.7
Healthcare/pharmaceuticals	—	1.7	.1	.9	2.7
Metals and mining	—	.4	1.4	.7	2.5
Retail	—	—	—	2.3	2.3
Technology	—	2.0	—	—	2.0
Collateralized mortgage obligations	.4	.3	.2	.8	1.7
Capital goods	—	1.1	.2	.2	1.5
States and political subdivisions	.1	.3	—	.9	1.3
Banks	.1	1.1	—	—	1.2
Building materials	—	—	1.2	—	1.2
Transportation	—	.5	—	.5	1.0
Brokerage	—	—	—	.9	.9
Telecom	—	—	.2	.6	.8
Collateralized debt obligations	.7	—	—	—	.7
Aerospace/defense	—	—	—	.5	.5
Food/beverage	—	.1	—	—	.1
Other	.4	—	.9	—	1.3
Total fixed maturities, available for sale	$9.5	$34.0	$25.7	$17.2	$86.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2016 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$69.9	$—	$—	$—	$69.9	$—
States and political subdivisions	12.7	(.4)	17.6	(.9)	30.3	(1.3)
Corporate securities	403.0	(13.5)	607.0	(50.2)	1,010.0	(63.7)
Asset-backed securities	333.0	(5.1)	305.8	(5.3)	638.8	(10.4)
Collateralized debt obligations	36.2	(.6)	48.0	(.1)	84.2	(.7)
Commercial mortgage-backed securities	219.6	(2.0)	161.2	(6.6)	380.8	(8.6)
Collateralized mortgage obligations	141.0	(.7)	35.9	(1.0)	176.9	(1.7)
Total fixed maturities, available for sale	$1,215.4	$(22.3)	$1,175.5	$(64.1)	$2,390.9	$(86.4)
Equity securities	$20.6	$(.8)	$—	$—	$20.6	$(.8)

Based on management's current assessment of investments with unrealized losses at September 30, 2016, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At September 30, 2016 fixed maturity investments included structured securities with an estimated fair value of $5.5 billion (or 25 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2016 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$3,547.2	$1,520.4	$1,546.4
4 percent – 5 percent	1,758.8	1,522.4	1,590.0
5 percent – 6 percent	1,862.8	1,689.3	1,769.9
6 percent – 7 percent	456.2	414.9	434.7
7 percent – 8 percent	75.8	76.2	86.2
8 percent and above	133.7	116.6	118.6
Total structured securities	$7,834.5	$5,339.8	$5,545.8

The amortized cost and estimated fair value of structured securities at September 30, 2016, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$758.1	$807.8	3.7%
Planned amortization classes, target amortization classes and accretion-directed bonds	156.5	171.1	.8
Commercial mortgage-backed securities	1,522.4	1,579.5	7.2
Asset-backed securities	2,636.4	2,720.8	12.5
Collateralized debt obligations	177.8	177.7	.8
Other	88.6	88.9	.4
Total structured securities	$5,339.8	$5,545.8	25.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of September 30, 2016 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$967.9	$1,037.1	$2,378.5
60% to 70%	381.9	404.7	578.5
Greater than 70% to 80%	275.0	291.3	376.3
Greater than 80% to 90%	85.3	92.1	101.4
Greater than 90%	39.4	42.1	42.0
Total	$1,749.5	$1,867.3	$3,476.7
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$21.2	$16.5	$58.9	$46.2
Fee revenue and other income	1.8	.3	4.8	1.4
Total revenues	23.0	16.8	63.7	47.6
Expenses:
Interest expense	13.4	9.8	39.4	29.0
Other operating expenses	.3	.3	1.1	1.4
Total expenses	13.7	10.1	40.5	30.4
Income before net realized investment losses and income taxes	9.3	6.7	23.2	17.2
Net realized investment losses	(6.9)	(3.4)	(13.3)	(4.3)
Income before income taxes	$2.4	$3.3	$9.9	$12.9

During the first nine months of 2016, the VIEs recognized net realized investment losses of $13.3 million, which were comprised of $12.1 million of net losses from the sales of fixed maturities, and $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2015, we recognized net realized investment losses on the VIE investments of $4.3 million, which were comprised of $.7 million of net losses from the sales of fixed maturities, and $3.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2016 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$204.4	11.4%	$.9	14.9%
Cable/media	196.9	11.0	.2	3.4
Technology	190.8	10.6	.3	5.1
Food/beverage	165.7	9.2	.2	2.9
Capital goods	123.4	6.8	.9	15.0
Paper	89.8	5.0	.1	1.6
Consumer products	84.5	4.7	.1	2.5
Brokerage	74.8	4.2	.4	6.8
Aerospace/defense	72.9	4.1	.1	2.0
Autos	72.8	4.1	—	.1
Retail	65.4	3.6	.2	3.7
Chemicals	58.9	3.3	.1	1.5
Building materials	51.9	2.9
Entertainment/hotels	48.2	2.7	—	.3
Transportation	40.4	2.2	.1	1.0
Utilities	39.4	2.2	.1	.9
Gaming	35.4	2.0	—	.3
Insurance	32.2	1.8	.7	11.5
Metals and mining	31.2	1.7	.1	2.2
Real estate/REITs	26.6	1.5	.2	3.9
Business services	22.1	1.2	—	.3
Energy	11.7	.7	.6	10.7
Other	55.0	3.1	.5	9.4
Total	$1,794.4	100.0%	$5.8	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$.2	$.2
Due after one year through five years	299.5	294.6
Due after five years through ten years	127.8	126.9
Total	$427.5	$421.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes investments held by the VIEs sold at a loss during the first nine months of 2016 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$10.9	$6.8
Greater than or equal to 6 months and less than 12 months prior to sale	3	6.3	4.0
Greater than 12 months prior to sale	1	2.0	1.3
	7	$19.2	$12.1

There were no investments held by the VIEs rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2016.

OTHER MATTERS

Other Factors Affecting Our Business

In April 2016, the U.S. Department of Labor ("DOL") issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Code. The DOL also issued a new "best interest contract" prohibited transaction exemption regarding how such advice can be provided to retirement investors. These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, insurance agents and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. These regulations will impact primarily our Bankers Life segment. Implementation of these new regulations will be phased in beginning in April 2017 with the regulations in full effect by January 1, 2018. CNO and its advisors have spent considerable time analyzing the potential effect of the regulations on our business and identifying actions to be taken in order to comply with the regulations. We have determined that we will utilize the best interest contract exemption. Transaction compensation will continue to be paid for covered products and additional compensation impacts are currently under review. We currently expect the implementation expenses associated with the DOL regulations to be in the range of $8 million to $10 million in 2017, with annual expenses thereafter expected to be in the range of $2 million to $3 million.
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

Employment Agreement Extension

Effective September 30, 2016, 40|86 Advisors entered into an Amended and Restated Employment Agreement with Eric Johnson, CNO's Chief Investment Officer, which extended the term of his agreement to September 30, 2019. A copy of the agreement is filed as Exhibit 10.25 hereto and incorporated herein by reference.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in the first nine months of 2016 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities.  BRe is a reinsurer that is not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions.

In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,929,203	$17.64	1,927,697	$270.7
August 1 through August 31	1,168,813	15.41	1,168,274	252.7
September 1 through September 30	4,437	15.36	—	252.7
Total	3,102,453	16.79	3,095,971	252.7
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.25	Amended and Restated Employment Agreement dated as of September 30, 2016 between 40|86 Advisors, Inc. and Eric R. Johnson.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 7, 2016

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)