Form 10-K
period 2016-12-31
CNO Financial Group, Inc.
filed 2017-02-21
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

At June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3.1 billion.

Shares of common stock outstanding as of February 9, 2017:  173,795,204

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2016, we had shareholders' equity of $4.5 billion and assets of $32.0 billion. For the year ended December 31, 2016, we had revenues of $4.0 billion and net income of $358.2 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In the fourth quarter of 2016, we began reporting as an additional business segment, the long-term care block recaptured from Beechwood Re Ltd. ("BRe") as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

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

•
Long-term care in run-off consists of the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016. This business is not actively marketed and was issued or acquired by Washington National and Bankers Conseco Life Insurance Company ("BCLIC").

OUR STRATEGIC DIRECTION

Our vision is to become the leader in meeting Middle America’s needs for financial security and readiness for the life of their retirement. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. In the last year, we have continued to see change, including innovative technology, economic shifts, the presidential election, changing regulations and increasing competition. These changes impact all of our constituents: our customers, investors, agents, associates and business. In this ever-changing environment, in order to achieve the level of growth we want and need, our strategy in 2017 and beyond is designed to position CNO as the preferred provider of products and services that meet Middle-Income Americans' dynamic financial needs. Specifically, we are focused on the following priorities:

Growth

•	Maximize our product portfolio to ensure it meets our customers’ needs for integrated products and advice covering a broad range of their financial needs

•	Position marketing and our distribution channels to better respond to evolving customer preferences

•	Expand and enhance elements of our broker-dealer and registered investment advisor program

•	Expand our reach within certain demographics of the middle-income market based on our improved customer segmentation analytics

Increase profitability and return on equity

•	Maintain our strong capital position and favorable financial metrics

•	Work to increase our return on equity

•	Maintain pricing discipline

Effectively manage risk and deploy capital

•	Active enterprise risk management process

•	Continue to cost effectively repurchase our common stock, absent compelling alternatives

•	Maintain a competitive dividend payout ratio

•	Reduce relative legacy long-term care exposure

Capitalize on investments made in our businesses

•	Leverage our recent investments to identify opportunities, drive increased productivity, improve efficiencies and profitability, and increase the speed-to-market for new products

•	Create a strong enterprise data strategy using our platforms and state-of-the-art tools to drive growth on a cost-effective basis

•	Continue to invest in technology partnerships that will support our field force and relationships with our customers, and leverage data to run our business profitably

•	Pilot various models across the agent lifecycle to drive increased growth, productivity and retention

Continue to invest in talent

•	Attract, retain and develop the best talent to help us drive sustainable growth, and provide them with development opportunities

•	Recruit, develop and retain our agent force

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

In May 2016, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2016 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2016 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections, excluding premium collections related to Conseco Life Insurance Company ("CLIC", a wholly owned subsidiary prior to being sold on July 1, 2014) of $3.6 billion, $3.4 billion and $3.4 billion in 2016, 2015 and 2014, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2016 collected premiums: Florida (9 percent), Pennsylvania (6 percent), Texas (5 percent) and California (5 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of over 4,200 producing agents working from over 300 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2016, this distribution channel accounted for $2.7 billion, or 74 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans primarily through distribution arrangements with Humana, Inc. ("Humana") and United HealthCare, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are primarily sold through our wholly-owned marketing organization, PMA. In addition, Washington National's products are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2016, this distribution channel accounted for $659.3 million, or 18 percent, of our total collected premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn. In 2016, this channel accounted for $280.2 million, or 8 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

Total premium collections

	2016	2015	2014
Health:
Bankers Life	$1,235.3	$1,242.3	$1,275.1
Washington National	628.4	619.6	603.0
Colonial Penn	2.4	3.0	3.4
Long-term care in run-off	4.7	—	—
Total health	1,870.8	1,864.9	1,881.5
Annuities:
Bankers Life	970.0	803.0	782.3
Washington National	1.5	2.4	2.6
Total annuities	971.5	805.4	784.9
Life:
Bankers Life	461.1	446.0	424.9
Washington National	29.4	27.7	25.9
Colonial Penn	277.8	259.9	241.7
Total life	768.3	733.6	692.5
Total premium collections from business segments excluding the business of CLIC prior to being sold	3,610.6	3,403.9	3,358.9
Premium collections related to business of CLIC prior to being sold (primarily life products)	—	—	71.2
Total premium collections	$3,610.6	$3,403.9	$3,430.1

Our collected premiums by product and segment were as follows:

Health

Health premium collections (dollars in millions)

	2016	2015	2014
Medicare supplement:
Bankers Life	$739.3	$739.4	$743.3
Washington National	61.0	72.6	85.2
Colonial Penn	2.3	2.7	3.2
Total	802.6	814.7	831.7
Long-term care:
Bankers Life	468.6	476.6	500.6
Long-term care in run-off	4.7	—	—
Total	473.3	476.6	500.6
Prescription Drug Plan products included in Bankers Life	—	—	6.8
Supplemental health:
Bankers Life	21.2	19.2	16.3
Washington National	565.5	544.8	515.4
Total	586.7	564.0	531.7
Other:
Bankers Life	6.2	7.1	8.1
Washington National	1.9	2.2	2.4
Colonial Penn	.1	.3	.2
Total	8.2	9.6	10.7
Total health premium collections	$1,870.8	$1,864.9	$1,881.5

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $802.6 million during 2016, or 22 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 59 percent of new sales of Medicare supplement policies in 2016 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $473.3 million during 2016, or 13 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

Current nursing home care policies cover incurred charges up to a daily fixed-dollar limit with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins), subject to a maximum benefit. Home healthcare policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. Comprehensive policies cover both nursing home care and home healthcare. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

A small portion of our long-term care business is included in the Long-term care in run-off segment. This business was sold through independent producers and was largely underwritten by certain of our subsidiaries prior to their acquisitions by our Predecessor in 1996 and 1997. The performance of these blocks of business did not meet the expectations we had when the blocks were acquired. As a result, we ceased selling new long-term care policies through independent distribution in 2003. In December 2013, we ceded this long-term care business to an unaffiliated reinsurer. In September 2016, we recaptured this business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

Our legacy long-term care insurance block is not expected to generate significant future profits and could produce volatile earnings if experience deteriorates. We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. However, the business currently being sold is underwritten using stricter underwriting and pricing standards and generally has shorter benefit periods than the older long-term care business in Bankers Life.

Prescription Drug Plan and Medicare Advantage. Prior to its termination in 2013, we had a quota-share reinsurance agreement with Coventry Health Care ("Coventry"). Such agreement had provided CNO with a specified percentage of net premiums and related profits subject to a risk corridor for CNO enrollees. The $6.8 million of premiums collected in 2014 represented adjustments to premiums on such business related to periods prior to the termination of the agreement. We continue to receive distribution income from Coventry for PDP business sold through our Bankers Life segment.

Bankers Life primarily partners with Humana and United HealthCare to offer Medicare Advantage plans to its policyholders and consumers nationwide through its career agency force and receives marketing fees based on sales.

Supplemental Health Products. Supplemental health collected premiums were $586.7 million during 2016, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Other Health Products. Collected premiums on other health products were $8.2 million during 2016. This category includes various other health products such as disability income products which are sold in small amounts and other products such as major medical health insurance which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2016	2015	2014
Fixed index annuity:
Bankers Life	$868.1	$706.6	$646.2
Washington National	1.2	1.9	2.0
Total fixed index annuity premium collections	869.3	708.5	648.2
Other fixed interest annuity:
Bankers Life	101.9	96.4	136.1
Washington National	.3	.5	.6
Total fixed interest annuity premium collections	102.2	96.9	136.7
Total annuity premium collections from business segments excluding the business of CLIC prior to being sold	971.5	805.4	784.9
Premium collections related to business of CLIC prior to being sold	—	—	.2
Total annuity premium collections	$971.5	$805.4	$785.1

During 2016, we collected annuity premiums of $971.5 million, or 27 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Washington National no longer actively sells annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The change in mix of premium collections between Bankers Life's fixed index products and fixed interest annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed rate annuity products have been negatively impacted by low market interest rates in recent periods.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $869.3 million, or 24 percent, of our total premium collections during 2016. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

These products have guaranteed minimum cash surrender values, regardless of actual index performance and the resulting indexed-based interest credits applied. In 2016, we began offering a guaranteed lifetime income annuity, which allows policyholders to opt to receive a guaranteed income stream for life, without having to annuitize their policy.

We have generally been successful at hedging increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

Other Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $102.2 million, or 3 percent, of our total premium collections during 2016, of which SPDAs and FPDAs comprised $88.2 million. Our fixed rate SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which we have the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1.0 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. The initial crediting rate is largely a function of:

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

In 2016, a significant portion of our new annuity sales were "bonus interest" products. The initial credited rate on these products generally specifies a bonus crediting rate of up to 0.5 percent for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. As of December 31, 2016, the average crediting rate, excluding bonuses, on our outstanding traditional annuities was 3.0 percent.

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

SPIAs accounted for $14.0 million of our total premiums collected in 2016. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2016.

Life Insurance

Life insurance premium collections (dollars in millions)

	2016	2015	2014
Interest-sensitive life products:
Bankers Life	$175.0	$169.1	$169.8
Washington National	18.0	15.6	13.0
Colonial Penn	.3	.2	.4
Total interest-sensitive life premium collections	193.3	184.9	183.2
Traditional life:
Bankers Life	286.1	276.9	255.1
Washington National	11.4	12.1	12.9
Colonial Penn	277.5	259.7	241.3
Total traditional life premium collections	575.0	548.7	509.3
Total life premium collections from business segments excluding the business of CLIC prior to being sold	768.3	733.6	692.5
Premium collections related to business of CLIC prior to being sold on July 1, 2014:
Interest-sensitive life	—	—	61.3
Traditional life	—	—	9.7
Total premium collections related to business of CLIC prior to being sold	—	—	71.0
Total life insurance premium collections	$768.3	$733.6	$763.5

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2016, we collected life insurance premiums of $768.3 million, or 21 percent, of our total collected premiums.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $193.3 million, or 5 percent, of our total collected premiums in 2016. These products are marketed by independent producers and career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $575.0 million, or 16 percent, of our total collected premiums in 2016. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life products accounted for $275.9 million, or 8 percent, of our total collected premiums in 2016. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, without medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. Our Colonial Penn segment markets graded benefit life policies under its own brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements, direct response mailings and the internet.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $35.8 million of our total collected premiums in 2016.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $26.0 billion of assets (at fair value) under management at December 31, 2016, of which $25.8 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $.2 billion were assets managed for third parties. Our general account investment strategies are to:

•	provide largely stable investment income from a diversified high quality fixed income portfolio;

•	maximize and maintain a stable spread between our investment income and the yields we pay on insurance products;

•	sustain adequate liquidity levels to meet operating cash requirements, including a margin for potential adverse developments;

•	continually monitor and manage the relationship between our investment portfolio and the financial characteristics of our insurance liabilities such as durations and cash flows; and

•	maximize total return through active investment management.

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2016, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

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

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates, among other factors (such as changes in the credit quality of the issuer). We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of the related insurance liabilities. For example, one management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2016, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.0 years and 8.4 years, respectively.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha, New York Life and Genworth. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life, Massachusetts Mutual Life Insurance Company and subsidiaries of Torchmark Corporation ("Torchmark"). Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked ninth in annualized new premiums of individual long-term care insurance in the first half of 2016 with a market share of approximately 5 percent, the top eight writers of individual long-term care insurance had annualized new premiums with a combined market share of approximately 86 percent during the period. In addition, while, based on a 2015 Medicare Supplement Loss Ratios report, we ranked sixth in direct premiums earned for Medicare supplement insurance in 2015 with a market share of 3.1 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the ratings of our insurance subsidiaries as one factor in determining which insurer's products to market or purchase. Ratings have the most impact on our sales in the worksite market and sales of our annuity, interest-sensitive life insurance and long-term care products. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), S&P Global Ratings ("S&P") and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The most recent ratings actions are described below.

On February 8, 2017, A.M. Best affirmed the financial strength ratings of "A-" of our primary insurance subsidiaries and the outlook for these ratings is stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

On January 12, 2017, Fitch affirmed its "BBB+" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings is stable. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On October 4, 2016, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries. The outlook for these ratings is negative. S&P’s negative outlook reflects their concerns related to the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On May 9, 2016, Moody's affirmed the financial strength ratings of "Baa1" of our primary insurance subsidiaries and the outlook for these ratings is stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are seven ratings above the "Baa1" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2016, the total balance of our liabilities for insurance products was $22.7 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

REINSURANCE

Consistent with the general practice of the life insurance industry, our subsidiaries enter into indemnity reinsurance agreements with other insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is ceded to numerous reinsurers. Based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments, we believe the assuming companies are able to honor all contractual commitments.

As of December 31, 2016, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 13 percent of gross combined life insurance inforce and reinsurance assumed represented .5 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2016 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Jackson National Life Insurance Company ("Jackson") (a)	$1,482.4	$755.1	A+
Wilton Reassurance Company ("Wilton Re")	320.2	1,309.0	A
RGA Reinsurance Company (b)	200.3	102.6	A+
Munich American Reassurance Company	3.4	476.6	A+
Swiss Re Life and Health America Inc.	3.0	611.0	A+
SCOR Global Life USA Reinsurance Company	1.4	95.0	A
All others (c)	249.7	254.7
	$2,260.4	$3,604.0
________________

(a)
In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.1 billion at December 31, 2016.

(b)	RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.

(c)	No other single reinsurer represents more than 3 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe, a reinsurer domiciled in the Cayman Islands. BRe was formed in 2012 and was focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions. In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". The recapture of this block of business resulted in a reduction in reinsurance receivables of approximately $500 million in 2016.

EMPLOYEES

At December 31, 2016, we had approximately 3,400 full time employees, including 1,250 employees supporting our Bankers Life segment, 250 employees supporting our Colonial Penn segment and 1,900 employees supporting our shared services and our Washington National, long-term care in run-off and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

The Company's insurance subsidiaries are required to file detailed annual reports, in accordance with prescribed statutory accounting rules, with regulatory authorities in each of the jurisdictions in which they do business. As part of their routine oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records and accounts of insurers domiciled in their states. These examinations are generally coordinated under the direction of the lead state and typically include all insurers operating in a holding company system pursuant to guidelines promulgated by the NAIC.

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

The NAIC has adopted the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by each of our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request. We have submitted our ORSA summary reports in 2015 and 2016.

The NAIC has adopted the Corporate Governance Annual Disclosure Model Act ("CGAD"), which has been enacted by our lead state insurance regulator. CGAD requires an annual filing by an insurer or insurance group that provides a detailed narrative and sample documentation on corporate governance structure and policies and practices. We submitted our first CGAD filing in 2016.

The NAIC is expected to adopt a model law governing cybersecurity consumer protections in 2017 with enactment by states thereafter. The earliest effective date is expected to be in 2018. In addition, the New York Department of Financial Services has a new cybersecurity regulation expected to be effective March 1, 2017, which includes transitional phase-in periods up to two years.

Insurance Holding Company Regulations

All U.S. jurisdictions in which our insurers conduct business, except the Virgin Islands, have enacted laws or regulations regarding the activities of insurance holding company systems, including acquisitions, the terms of surplus debentures, the terms of transactions between or involving insurance companies and their affiliates and other related matters. Various reporting and approval requirements apply to transactions between or involving insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Currently, the Company and its insurance subsidiaries are registered as a holding company system pursuant to such laws and regulations in the domiciliary states of the insurance subsidiaries.

All U.S. jurisdictions in which our insurers conduct business, except the Virgin Islands, have also enacted legislation or regulations that affect the acquisition (or sale) of control of insurance companies. The nature and extent of such legislation and regulations vary from state to state. Generally, these regulations require an acquirer of control to file detailed information and the plan of acquisition, and to obtain administrative approval prior to the acquisition of control. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is rebuttably presumed to exist if a person or group of affiliated persons directly or indirectly owns or controls 10 percent or more of the voting securities of another person.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from financial statements prepared in accordance with GAAP. These regulations generally permit dividends to be paid by the insurance company if such dividends are not in excess of unassigned surplus and, for any 12-month period, are in amounts less than the greater of, or in some states, the lesser of:

•	statutory net gain from operations or statutory net income for the prior year; or

•	10 percent of statutory capital and surplus at the end of the preceding year.

If an insurance company has negative earned surplus, any dividend payments require the prior approval of the director or commissioner of the applicable state insurance department.

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

Insurance regulations require an annual enterprise risk report that identifies the material risks within the insurance holding company system that could pose enterprise risk to the insurer and which must be submitted to insurance regulators as required. We have submitted our enterprise risk reports in 2015 and 2016.

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

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2016 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

The NAIC is working to develop a group capital measure to be utilized as an analytical tool to supplement the existing holding company analysis as opposed to a capital standard. The measure is expected to be based on the aggregation of existing regulatory capital calculations for all entities within the insurance holding company system.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries comply in all material respects with such investment regulations as of December 31, 2016.

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

In April 2016, the U.S. Department of Labor ("DOL") issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the "Code"). The DOL also issued a new "best interest contract" prohibited transaction exemption regarding how such advice can be provided to retirement investors. These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, insurance agents and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. These regulations will impact primarily our Bankers Life segment. Implementation of these new regulations will be phased in beginning in April 2017 with the regulations in full effect by January 1, 2018. CNO and its advisors have spent considerable time analyzing the potential effect of the regulations on our business and identifying actions to be taken in order to comply with the regulations. We have determined that we will utilize the best interest contract exemption. Transaction compensation will continue to be paid for covered products and additional compensation impacts are currently under review. We currently expect the implementation expenses associated with the DOL regulations to be in the range of $8 million to $10 million in 2017, with annual expenses thereafter expected to be approximately $2 million. President Trump has issued a Presidential Memorandum requiring the DOL to re-examine these regulations. Such examination may result in a delay in the effective date of the rule or the regulation may be modified, repealed or replaced. At this time, our current implementation strategy is continuing, which will allow us to be in compliance with the current regulations.
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

Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Code and is generally followed in all states and other United States taxing jurisdictions.

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

As of December 31, 2016, 2015 and 2014, we have established a valuation allowance equal to the portion of the net deferred tax assets whose realization is uncertain. The determination of the amount of valuation allowance established is made by assessing the effects of limitations or issues on the value of our net deferred tax assets expected to be fully recognized in the future.

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

If interest rates were to decrease further or remain at low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, the vast majority of our products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, further decreases in investment yields would decrease the spread we earn and such spread could potentially become a loss.

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2016 (dollars in millions):

Guaranteed	Fixed interest and fixed	Universal
rate	index annuities	life	Total
> 5.0% to 6.0%	$.3	$14.4	$14.7
> 4.0% to 5.0%	35.3	288.6	323.9
> 3.0% to 4.0%	1,018.8	50.0	1,068.8
> 2.0% to 3.0%	2,406.4	196.0	2,602.4
> 1.0% to 2.0%	882.3	18.5	900.8
1.0% and under	3,866.2	297.3	4,163.5
	$8,209.3	$864.8	$9,074.1
Weighted average	1.91%	2.91%	2.01%

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

In the fourth quarter of 2016, we completed a comprehensive review of interest rate assumptions on all of our products. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our current projections assume new money rates ranging from 4.90 percent to 5.67 percent for one year (previously ranged from 4.74 percent to 5.51 percent) and then grade over 6 years from these levels to an ultimate new money rate ranging from 5.73 percent to 6.50 percent (unchanged from the prior year), depending on the specific product. While subject to many uncertainties, we believe our assumptions for future new money rates are reasonable.

We have established deficiency reserves for the life contingent payout annuities in the Colonial Penn and Washington National segments and for the long-term care block in run-off. Accordingly, these blocks of business are not expected to generate future profits and any future unfavorable changes to our assumptions will reduce earnings in the period such changes occur.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products:

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $35 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points.

•
A second scenario assumes that new money rates remain at their current level indefinitely. We estimate that this scenario would result in a pre-tax charge of approximately $20 million related to an increase in deficiency reserves related to the long-term care block in run-off and life contingent payout annuities.

•
The third hypothetical scenario assumes current new money rates increase such that our current portfolio yield remains level.  We estimate that this scenario would result in a pre-tax charge of approximately $15 million related to an increase in deficiency reserves related to the long-term care in run-off block and life contingent payout annuities.

While we expect the long-term care business in our Bankers Life segment to generate future net profits, the margins are relatively small and are vulnerable to a variety of factors including lower interest rates, higher morbidity and higher persistency. In addition, our projections of estimated future profits (losses) indicates that profits will be recognized in earlier periods, followed by losses in later periods, which has required us to establish a future loss reserve for this business. Our 2016 comprehensive actuarial review of this long-term care business indicated margins have increased by $140 million in 2016 to approximately $320 million, or approximately 7 percent of related insurance liabilities net of insurance intangibles. Given the concentration of exposure to interest rates in this block of business, we modeled the following additional hypothetical scenarios to illustrate the sensitivity of additional changes in interest rates on long-term care products in the Bankers Life segment:

•
One scenario assumes that the new money rates available to invest cash flows from our long-term care block in the Bankers Life segment remain at their current level of 5.42 percent indefinitely. This scenario would reduce margins by approximately $110 million but would not result in a charge because margins would continue to be positive (based on our 2016 comprehensive actuarial review).

•
An additional scenario assumes that current new money rates available to invest cash flows from our long-term care block in the Bankers Life segment immediately decrease to approximately 3.5 percent and remain at that level indefinitely. This scenario would reduce margins in this block by approximately $405 million and would result in a pre-tax charge of approximately $85 million (based on our 2016 comprehensive actuarial review).

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

A long-term care reinsurance transaction could adversely impact our financial position, results of operations and/or cash flows.

We have previously disclosed that our strategic priorities include a reduction of our relative long-term care exposure. To achieve this goal, it is likely that we will need to transfer the risks of a portion of this business through one or more reinsurance transactions. A substantial ceding commission could be paid by the Company to transfer long-term care risk through reinsurance, depending on the specific types of risks and amounts ceded. The long-term care business written after 2007 has positive margins. The comprehensive and home health care long-term care business written before 2007 has negative margins and would likely require the payment of a significant ceding commission in a reinsurance transaction. The payment of a ceding commission by the Company would likely result in the recognition of a loss upon the completion of a reinsurance transaction. Due to our current tax position, it is likely that a portion of the tax benefit recognized on the loss would not be realized and we may be required to increase our valuation allowance for deferred tax assets. Although we believe reducing our exposure to the risk of long-term care business through reinsurance would benefit the Company in the long term, such a transaction could initially adversely impact certain aspects of our financial position, results of operations and/or cash flow, including the cash available to repurchase shares of our common stock.
There are risks to our business associated with broad economic conditions.

From 2008 to 2010, the U.S. economy experienced unusually severe credit and liquidity contraction and underwent a recession. Following several years of rapid credit expansion, a contraction in mortgage lending coupled with substantial declines in home prices and rising mortgage defaults resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to many sectors of the related credit markets, and to related credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government or, in some cases, to fail. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown.

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

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience and persistency on some of Bankers Life long-term care blocks has generally been higher than our pricing expectations which has resulted in higher benefit ratios and adversely affected our profitability. While we have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks, there can be no assurance that future requests will be approved. Even with the rate increases that have been approved, this block experienced benefit ratios of 135.0 percent in 2016, 139.2 percent in 2015 and 129.7 percent in 2014.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life segment. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $636.1 million, $669.0 million and $656.0 million in 2016, 2015 and 2014, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 135.0 percent, 139.2 percent and 129.7 percent in 2016, 2015 and 2014, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our assumptions with respect to future claims are incorrect, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2016, approximately 23 percent of our total insurance liabilities, or approximately $5.2 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2016, the vast majority of our products with contractual guaranteed minimum rates had crediting rates set at the minimum. In addition, approximately 23 percent of our insurance liabilities were subject to interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 24 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and achieving adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2016, the estimated durations of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and insurance liabilities were approximately 8.0 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $365 million if interest rates were to increase by 10 percent from rates as of December 31, 2016. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

We use derivatives in an effort to hedge higher potential returns to our fixed index annuity policyholders based on the increase in the value of a particular index. For derivative positions we hold that are in-the-money, we are exposed to credit risk in the event of default of our counterparty.

In addition, our investment borrowings from the Federal Home Loan Bank ("FHLB") are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional eligible collateral or repay all or a portion of the investment borrowings.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2016, our reinsurance receivables and ceded life insurance inforce totaled $2.3 billion and $3.6 billion, respectively. Our six largest reinsurers accounted for 93 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position.

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe, a reinsurer domiciled in the Cayman Islands. BRe was formed in 2012 and was focused on specialized insurance including long-term care. BRe is a reinsurer that is not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe is not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions. In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

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

•
changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 16 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2016; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured securities, which comprised 26 percent of our available for sale fixed maturity investments at December 31, 2016, are subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $32.3 million in 2016 ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income); $39.9 million in 2015 ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income); and $27.3 million in 2014. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2016 and 2015, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $1.3 billion and $.9 billion, respectively.

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

Our insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP (including principles that impact the calculation of RBC and our insurance liabilities) are subject to continued review by the NAIC in an effort to address emerging issues and improve financial reporting. Various proposals are currently being considered by the NAIC, some of which, if enacted, would negatively impact our insurance subsidiaries.

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2016 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels subjecting the insurance subsidiaries to any regulatory action.

In addition to the RBC requirements, certain states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the state's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or that the insurance subsidiary's further transaction of business would be hazardous to policyholders. The state insurance department rules provide several standards for the regulators to use in identifying companies which may be deemed to be in hazardous financial condition. One of the standards defines hazardous conditions as existing if an insurer's operating loss in the last twelve months or any shorter period of time, (including, but not limited to: (A) net capital gain or loss; (B) change in nonadmitted assets; and (C) cash dividends paid to shareholders), is greater than fifty percent of the insurer's remaining surplus. All of our insurance subsidiaries currently exceed these standards, if applicable.

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

As of December 31, 2016, we had an aggregate principal amount of indebtedness of $925.0 million. CNO's indebtedness will require approximately $44 million in cash to service in 2017 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2016). Our substantial indebtedness and the obligations under our debt agreements may restrict our ability to take advantage of business, strategic or financing opportunities.

In conjunction with the refinancing of its existing debt in 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement (the "Revolving Credit Agreement") on May 19, 2015, and made an initial drawing of $100.0 million, resulting in $50.0 million available for additional borrowings. The Revolving Credit Agreement matures on May 19, 2019. On May 19, 2015, the Company also issued $325.0 million aggregate principal amount of 4.500% Senior Notes due 2020 (the "2020 Notes") and $500.0 million aggregate principal amount of 5.250% Senior Notes due 2025 (together with the 2020 Notes, the "Notes"). The Revolving Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

If we fail to pay interest or principal on our other indebtedness, including the Notes, we will be in default under the indenture governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the Revolving Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely would not have sufficient funds to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, our management or our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

The Revolving Credit Agreement and the Indenture for the Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Revolving Credit Agreement and the Notes to be due and payable.

Pursuant to the Revolving Credit Agreement, CNO agreed to a number of covenants and other provisions that restrict the Company's ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests may be affected by events beyond our control. There are several conditions or circumstances that could lead to an event of default under the Revolving Credit Agreement, as described below.

The Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•	subsidiary debt;

•	liens;

•	restrictive agreements;

•	restricted payments during the continuance of an event of default;

•	disposition of assets and sale and leaseback transactions;

•	transactions with affiliates;

•	change in business;

•	fundamental changes;

•	modification of certain agreements; and

•	changes to fiscal year.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.4 percent at December 31, 2016); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 459 percent at December 31, 2016); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,864.5 million at December 31, 2016 compared to the minimum requirement of $2,680.8 million).

The Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•	non-payment;

•	breach of representations, warranties or covenants;

•	cross-default and cross-acceleration;

•	bankruptcy and insolvency events;

•	judgment defaults;

•	actual or asserted invalidity of documentation with respect to the Revolving Credit Agreement;

•	change of control; and

•	customary ERISA defaults.

If an event of default under the Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the Revolving Credit Agreement.

These covenants place significant restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. If the lenders under the Revolving Credit Agreement elect to accelerate the amounts due, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

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

Our issuer credit and senior unsecured debt rating from each of the major rating agencies is below investment grade. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our below investment grade rating could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

CNO receives dividends and other payments from CDOC and from certain non-insurance subsidiaries. CDOC receives dividends and surplus debenture interest payments from our insurance subsidiaries and payments from certain of our non-insurance subsidiaries. Payments from our non-insurance subsidiaries to CNO or CDOC, and payments from CDOC to CNO, do not require approval by any regulatory authority or other third party. However, the payment of dividends or surplus debenture interest by our insurance subsidiaries to CDOC is subject to state insurance department regulations and may be prohibited by insurance regulators if they determine that such dividends or other payments could be adverse to our policyholders or contract holders. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of):

•	statutory net gain from operations or statutory net income for the prior year, or

•	10 percent of statutory capital and surplus as of the end of the preceding year.

However, as each of the immediate insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO require the prior approval of the director or commissioner of the applicable state insurance department. In 2016, our insurance subsidiaries paid dividends of $274.3 million to CDOC. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 400 percent at December 31, 2016.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as the RBC compliance requirements under the Revolving Credit Agreement. CNO made $200.0 million of capital contributions to its insurance subsidiaries in 2016 as further described in

"Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

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

We have previously identified material weaknesses in internal controls which were subsequently remediated. We have emphasized the importance of performing and reviewing calculations consistent with the design of our internal control structure in an effort to ensure controls operate effectively.

We face the risk that, notwithstanding our efforts to date to identify and remedy the material weakness in our internal control over financial reporting, we may discover other material weaknesses in the future and the cost of remediating the material weakness could be high and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets, which could cause us to breach the debt to total capitalization covenant of the Revolving Credit Agreement.

As of December 31, 2016, we had approximately $2.5 billion of federal tax NOLs resulting in deferred tax assets of approximately $.9 billion, expiring in years 2023 through 2034. Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2016, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement was amended and extended by the CNO Board of Directors on December 6, 2011 and on November 13, 2014. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved in May 2010 an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs. CNO's shareholders approved amendments and extensions of the Original Section 382 Charter Amendment in May 2013 and in May 2016 (the "2016 Section 382 Charter Amendment"). The 2016 Section 382 Charter Amendment became effective July 31, 2016 and is scheduled to expire on July 31, 2019.

See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the 2016 Section 382 Charter Amendment and CNO's NOLs.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.68 percent at December 31, 2016), and the annual restriction could eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2016, we had net deferred tax assets of $785.6 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2016 reflects the current corporate income tax rate of approximately 35 percent. A reduction in the corporate income tax rate would cause a writedown of our deferred tax assets, which may have a material adverse effect on our results of operations and financial condition. A decrease in the Federal corporate income tax rate to 15 percent would result in an immediate writedown of our deferred income tax assets of approximately $450 million based on the December 31, 2016 balances (or approximately $112 million reduction in the balance for each 5 percentage point decrease in the tax rate). The entire impact of the rate change would be recorded through net income, including the impact of a rate change on the taxes on accumulated other comprehensive income which has the impact of reducing the charge by approximately $200 million based on December 31, 2016 balances. A decrease in the Federal corporate income tax rate to 15 percent would also result in a decrease to the statutory capital and surplus of our insurance subsidiaries of approximately $115 million due to a decrease in admissible deferred taxes based on December 31, 2016 balances. Such decrease in statutory capital could result in the need to contribute additional capital to our insurance subsidiaries in order to maintain current RBC ratios. A reduction in the Federal corporate income tax rate would have no impact on the tax we pay on non-life income during the time our non-life net operating loss carryforwards remain available. However, a reduction in the Federal corporate income tax rate will have a positive impact on the future cash flows of our insurance subsidiaries. During the period our non-life net operating loss carryforwards remain available and assuming a decrease in the Federal corporate income tax rate to 15 percent, our insurance subsidiaries would pay tax at a rate of 9.75 percent compared to the current rate of 22.75 percent.

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

The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Fitch, S&P and Moody's are "A-", "BBB+", "BBB+" and "Baa1", respectively.  A.M. Best has sixteen possible ratings. There are three ratings above our "A-" rating and twelve ratings that are below our rating. Fitch has nineteen possible ratings. There are seven ratings above our "BBB+" rating and eleven ratings that are below our rating. S&P has twenty-one possible ratings. There are seven ratings above our "BBB+" rating and thirteen ratings that are below our rating. Moody's has twenty-one possible ratings. There are seven ratings above our "Baa1" rating and thirteen ratings that are below our rating.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha, New York Life and Genworth. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, Mutual of Omaha and United HealthCare. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, MetLife, Mutual of Omaha, New York Life, Massachusetts Mutual Life Insurance Company and subsidiaries of Torchmark. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life segment ranked ninth in annualized new premiums of individual long-term care insurance in the first half of 2016 with a market share of approximately 5 percent, the top eight writers of individual long-term care insurance had annualized new premiums with a combined market share of approximately 86 percent during the period. In addition, while, based on a 2015 Medicare Supplement Loss Ratios report, we ranked sixth in direct premiums earned for Medicare supplement insurance in 2015 with a market share of 3.1 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

Our products are marketed and distributed primarily through a dedicated field force of career agents and sales managers (in our Bankers Life segment) and through PMA and independent marketing organizations (in our Washington National segment). We must attract and retain agents, sales managers and independent marketing organizations to sell our products through those distribution channels. We compete with other insurance companies, financial services companies and other entities for agents and sales managers and for business through marketing organizations. If we are unable to attract and retain these agents, sales managers and marketing organizations, our ability to grow our business and generate revenues from new sales would suffer. In recent periods, our Bankers Life segment has faced challenges in retaining new agents, which has impacted sales of its products.

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

In April 2016, the DOL issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 and the Code. The DOL also issued a new

"best interest contract" prohibited transaction exemption regarding how such advice can be provided to retirement investors. These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, insurance agents and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. These regulations will impact primarily our Bankers Life segment. Implementation of these new regulations will be phased in beginning in April 2017 with the regulations in full effect by January 1, 2018. CNO and its advisors have spent considerable time analyzing the potential effect of the regulations on our business and identifying actions to be taken in order to comply with the regulations. We have determined that we will utilize the best interest contract exemption. Transaction compensation will continue to be paid for covered products and additional compensation impacts are currently under review. We currently expect the implementation expenses associated with the DOL regulations to be in the range of $8 million to $10 million in 2017, with annual expenses thereafter expected to be approximately $2 million. President Trump has issued a Presidential Memorandum requiring the DOL to re-examine these regulations. Such examination may result in a delay in the effective date of the rule or the regulation may be modified, repealed or replaced. At this time, our current implementation strategy is continuing, which will allow us to be in compliance with the current regulations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and the administrative operations of our Washington National segment and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently occupy five buildings on the campus with approximately 430,000 square feet of space.

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. In 2012, Bankers Life relocated from one downtown location to another. The new location has approximately 135,000 square feet leased under an agreement which expires in 2023. Bankers Life has subleased its prior location of 222,000 square feet through the remaining term of the lease which expires in 2018. We also lease 303 sales offices in various states totaling approximately 940,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2017 and 2023.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 52	2012	Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health.
Gary C. Bhojwani, 49	2016
Since April 2016, president of CNO.  From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded.  Mr. Bhojwani served as a member of the board of management at Allianz SE, Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman’s Fund Insurance Company from 2012 to January 1, 2015. From 2007 to 2012, he served as president of Allianz Life Insurance Company of North America.

Edward J. Bonach, 62	2007	Since October 2011, chief executive officer. From May 2007 to January 2012, chief financial officer of CNO.
Erik M. Helding, 44	2004
Since April 2016, executive vice president and chief financial officer.  From August 2012 to April 2016, senior vice president, treasury and investor relations.  Prior to August 2012, Mr. Helding was vice president, financial planning and analysis and he has held various finance positions since joining CNO in 2004.

Eric R. Johnson, 56	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 59	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Susan L. Menzel, 51	2005	Since May 2005, executive vice president, human resources.
Christopher J. Nickele, 60	2005
Since August 2014, executive vice president and chief actuary. From October 2005 until August 2014, executive vice president, product management and from May 2010 until March 2014, president, Other CNO Business.

Matthew J. Zimpfer, 49	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The following table sets forth the dividends declared and paid per share and the ranges of high and low sales prices per share for our common stock on the New York Stock Exchange for the quarterly periods beginning January 1, 2015.

Period	Market price		Dividends
	High	Low	declared and paid
2015:
First Quarter	$17.53	$14.89	$0.06
Second Quarter	19.49	16.88	0.07
Third Quarter	19.28	16.06	0.07
Fourth Quarter	20.88	17.93	0.07
2016:
First Quarter	$18.71	$14.66	$0.07
Second Quarter	20.55	16.00	0.08
Third Quarter	18.70	14.30	0.08
Fourth Quarter	19.89	14.65	0.08

As of February 9, 2017, there were approximately 20,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2011 through December 31, 2016 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2011 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CNO Financial Group, Inc., the S&P 500 Index, the S&P Life & Health Insurance Index, and the S&P MidCap 400 Index
$350
$300
$250
$200
$150
$100
$50
$-
12/11
12/12
12/13
12/14
12/15
12/16
CNO Financial Group, Inc.
S&P 500
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

	12/11	12/12	12/13	12/14	12/15	12/16
CNO Financial Group, Inc.	$100.00	$148.93	$284.65	$280.92	$316.09	$322.60
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P Life & Health Insurance Index	100.00	114.59	187.33	190.98	178.93	223.41
S&P MidCap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2016)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	—	$—	—	$252.7
November 1 through November 30	276	15.06	—	252.7
December 1 through December 31	936	19.56	—	252.7
Total	1,212	18.54	—	252.7
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2016, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,353,758	$14.73	4,620,199
Equity compensation plans not approved by security holders	—	—	—
Total	5,353,758	$14.73	4,620,199

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,601.1	$2,556.0	$2,629.7	$2,744.7	$2,755.4
Net investment income	1,325.2	1,233.6	1,427.4	1,664.0	1,486.4
Net realized investment gains (losses)	8.3	(36.6)	36.7	33.4	81.1
Total revenues	3,985.1	3,811.9	4,144.7	4,476.1	4,342.7
Interest expense	116.4	94.9	92.8	105.3	114.6
Total benefits and expenses	3,631.9	3,444.2	3,969.6	4,171.3	4,187.0
Income before income taxes	353.2	367.7	175.1	304.8	155.7
Income tax expense (benefit)	(5.0)	97.0	123.7	(173.2)	(65.3)
Net income	358.2	270.7	51.4	478.0	221.0
PER SHARE DATA
Net income, basic	$2.03	$1.40	$.24	$2.16	$.95
Net income, diluted	2.01	1.39	.24	2.06	.83
Dividends declared per common share	.31	.27	.24	.11	.06
Book value per common share outstanding	25.82	22.49	23.06	22.49	22.80
Weighted average shares outstanding for basic earnings	176.6	193.1	212.9	221.6	233.7
Weighted average shares outstanding for diluted earnings	178.3	195.2	217.7	232.7	281.4
Shares outstanding at period-end	173.8	184.0	203.3	220.3	221.5
BALANCE SHEET DATA - AT PERIOD END
Total investments	$26,237.6	$24,487.1	$24,908.3	$27,151.7	$27,959.3
Total assets	31,975.2	31,125.1	31,155.9	34,750.2	34,103.7
Corporate notes payable	912.9	911.1	780.3	838.0	986.1
Total liabilities	27,488.3	26,986.6	26,467.7	29,795.0	29,054.4
Shareholders' equity	4,486.9	4,138.5	4,688.2	4,955.2	5,049.3
STATUTORY DATA - AT PERIOD END (a)
Statutory capital and surplus	$1,956.8	$1,739.2	$1,654.4	$1,711.9	$1,560.4
Asset valuation reserve ("AVR")	253.3	196.9	203.1	233.9	222.2
Total statutory capital and surplus and AVR	2,210.1	1,936.1	1,857.5	1,945.8	1,782.6
____________________

(a)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

•
general economic, market and political conditions and uncertainties, including the performance of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as any defaults or failure of reinsurers to perform;

•	the amount we may need to pay to a reinsurer in connection with a long-term care reinsurance transaction;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

We measure segment performance by excluding the loss on the sale of a subsidiary, gain (loss) on reinsurance transactions and transition expenses, the earnings of CLIC prior to being sold on July 1, 2014, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment related to the agent deferred compensation plan, loss on extinguishment or modification of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss on the sale of subsidiary, gain (loss) on reinsurance transactions and transition expenses, the earnings of subsidiary prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment related to the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

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

•
Long-term care in run-off consists of the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016. This business is not actively marketed and was issued or acquired by Washington National and BCLIC.

In the fourth quarter of 2016, we began reporting the long-term care block recaptured from BRe as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off" as an additional business segment.

The following summarizes our earnings for the three years ending December 31, 2016 (dollars in millions, except per share data):

	2016	2015	2014
Adjusted EBIT (a non-GAAP financial measure) (a):
Bankers Life	$397.9	$369.6	$386.9
Washington National	102.9	111.5	111.2
Colonial Penn	1.7	5.6	.8
Long-term care in run-off	(3.9)	—	—
Adjusted EBIT from business segments	498.6	486.7	498.9
Corporate Operations, excluding corporate interest expense	(42.5)	(18.9)	(27.6)
Adjusted EBIT	456.1	467.8	471.3
Corporate interest expense	(45.8)	(45.0)	(43.9)
Operating earnings before taxes	410.3	422.8	427.4
Tax expense on operating income	147.8	148.1	150.5
Net operating income	262.5	274.7	276.9
Earnings of subsidiary prior to being sold	—	—	23.4
Loss on sale of subsidiary, gain (loss) on reinsurance transactions and transition expenses	—	—	(239.8)
Net realized investment gains (losses) (net of related amortization)	7.6	(36.1)	32.9
Fair value changes in embedded derivative liabilities (net of related amortization)	9.6	11.9	(36.0)
Fair value changes and amendment related to agent deferred compensation plan	3.1	15.1	(26.8)
Loss on reinsurance transaction (b)	(75.4)	—	—
Loss on extinguishment or modification of debt	—	(32.8)	(.6)
Other	(2.0)	(13.2)	(5.4)
Non-operating income (loss) before taxes	(57.1)	(55.1)	(252.3)
Income tax expense (benefit):
On non-operating income (loss)	(20.0)	(18.6)	8.7
Valuation allowance for deferred tax assets and other tax items	(132.8)	(32.5)	(35.5)
Net non-operating income (loss)	95.7	(4.0)	(225.5)
Net income	$358.2	$270.7	$51.4

Per diluted share:
Net operating income	$1.47	$1.41	$1.27
Earnings of subsidiary prior to being sold (net of taxes)	—	$—	$.07
Loss on sale of subsidiary, gain (loss) on reinsurance transactions and transition expenses (including impact of taxes)	—	$—	$(1.24)
Net realized investment gains (losses) (net of related amortization and taxes)	.03	(.12)	.10
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.04	.04	(.11)
Fair value changes and amendment related to agent deferred compensation plan (net of taxes)	.01	.05	(.08)
Loss on reinsurance transaction (net of taxes)	(.27)	—	—
Loss on extinguishment or modification of debt (net of taxes)	—	(.11)	—
Valuation allowance for deferred tax assets and other tax items	.74	.17	.25
Other	(.01)	(.05)	(.02)
Net income	$2.01	$1.39	$.24

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) the loss on the sale of a subsidiary, gain (loss) on reinsurance transactions and transition expenses, including impact of taxes; (ii) the earnings of subsidiary prior to being sold on July 1, 2014, net of taxes; (iii) net realized investment gains or losses, net of related amortization and taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes and amendment related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment or modification of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

(b) In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

Our vision is to become the leader in meeting Middle America’s needs for financial security and readiness for the life of their retirement. Our strategic plans are focused on continuing to grow and deliver long-term value for all our stakeholders. In the last year, we have continued to see change, including innovative technology, economic shifts, the presidential election, changing regulations and increasing competition. These changes impact all of our constituents: our customers, investors, agents, associates and business. In this ever-changing environment, in order to achieve the level of growth we want and need, our strategy in 2017 and beyond is designed to position CNO as the preferred provider of products and services that meet Middle-Income Americans' dynamic financial needs. Specifically, we are focused on the following priorities:

Growth

•	Maximize our product portfolio to ensure it meets our customers’ needs for integrated products and advice covering a broad range of their financial needs

•	Position marketing and our distribution channels to better respond to evolving customer preferences

•	Expand and enhance elements of our broker-dealer and registered investment advisor program

•	Expand our reach within certain demographics of the middle-income market based on our improved customer segmentation analytics

Increase profitability and return on equity

•	Maintain our strong capital position and favorable financial metrics

•	Work to increase our return on equity

•	Maintain pricing discipline

Effectively manage risk and deploy capital

•	Active enterprise risk management process

•	Continue to cost effectively repurchase our common stock, absent compelling alternatives

•	Maintain a competitive dividend payout ratio

•	Reduce relative legacy long-term care exposure

Capitalize on investments made in our businesses

•	Leverage our recent investments to identify opportunities, drive increased productivity, improve efficiencies and profitability, and increase the speed-to-market for new products

•	Create a strong enterprise data strategy using our platforms and state-of-the-art tools to drive growth on a cost-effective basis

•	Continue to invest in technology partnerships that will support our field force and relationships with our customers, and leverage data to run our business profitably

•	Pilot various models across the agent lifecycle to drive increased growth, productivity and retention

Continue to invest in talent

•	Attract, retain and develop the best talent to help us drive sustainable growth, and provide them with development opportunities

•	Recruit, develop and retain our agent force

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

Investments

At December 31, 2016, the carrying value of our investment portfolio was $26.2 billion.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2016, other-than-temporary impairments included in accumulated other comprehensive income totaled $8.0 million (before taxes and related amortization).

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

Our fixed maturity investments are generally purchased in the context of long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2016, we sold $790.2 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $95.2 million.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2016 as follows: 11 percent in 2017, 10 percent in 2018, 9 percent in 2019, 8 percent in 2020 and 7 percent in 2021.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $.7 million, $(.5) million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $343.2 million at December 31, 2016 (including $204.0 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.) The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2015 was a decrease of $269.1 million (including $157.1 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2016, the balance of insurance acquisition costs was $1.8 billion prior to shadow adjustments. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin and are vulnerable to changes in assumptions.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(18)
5% decrease to assumed mortality	19
15% increase to assumed expenses	(6)
15% decrease to assumed expenses	6
10 basis point decrease to assumed spread	(5)
10 basis point increase to assumed spread	5
20% increase to assumed lapses	(5)
20% decrease to assumed lapses	6
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(113)
20% decrease to assumed surrenders	90
15% increase to assumed expenses	(6)
15% decrease to assumed expenses	6
10 basis point decrease to assumed spread	(30)
10 basis point increase to assumed spread	30
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(330)
50 basis point decrease to investment earnings rate	(5)
5% decrease to assumed mortality	(4)
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2016	2015	2014
Bankers Life:
Medicare supplement (1)	85.9%	86.3%	82.8%
Long-term care (1)	90.0%	90.4%	91.1%
Fixed index annuities (2)	91.5%	91.2%	90.8%
Other annuities (2)	85.8%	85.1%	85.2%
Life (1)	87.1%	87.3%	87.3%
Washington National:
Medicare supplement (1)	85.8%	83.7%	84.2%
Supplemental health (1)	89.2%	89.0%	88.4%
Life (1)	91.2%	91.8%	92.5%
Colonial Penn:
Life (1)	83.0%	82.6%	83.2%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

The following summarizes the components of the reserves related to our long-term care business in our Bankers Life and Long-term Care in Run-off segments. Reinsurance receivables at December 31, 2015 included the long-term care reserves that were ceded to BRe prior to their recapture.

	2016	2015
	(Dollars in millions)
Amounts classified as future policy benefits:
Active life reserves	$3,816.4	$3,707.8
Reserves for the present value of amounts not yet due on claims	1,338.4	1,306.1
Future loss reserves	191.3	158.3
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	187.5	194.1
Total	5,533.6	5,366.3
Reinsurance receivables	194.3	657.4
Long-term care reserves, net of reinsurance receivables	$5,339.3	$4,708.9

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

With respect to the long-term care block in our Bankers Life segment, the aggregate liability is not deficient, but our projections of estimated future profits (losses) indicate that profits will be recognized in earlier periods, followed by losses in later periods. In this situation, we are required to recognize future loss reserves. Such reserves are calculated based on our current estimate of the amount necessary to offset the losses in future periods and are established during the period the block is profitable. We estimate the future losses based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates are generally updated annually. During 2016, we increased the future loss reserves related to our long-term care blocks of business by $33.0 million based on these calculations.

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2015 claim reserve redundancy for long-term care claim reserves in our Bankers Life segment, as measured at December 31, 2016, was $11.1 million.

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  As an example, an increase in the loss ratio of 5 percentage points for claims incurred in 2016 related to our long-term care business in our Bankers Life segment would have resulted in an immediate decrease in our earnings of approximately $25 million.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

We account for these distribution agreements as follows:

•	We recognize fee income based on either: (i) a fixed fee per contract sold; or (ii) a percentage of premiums collected. This fee income is recognized over the calendar year term of the contract.

•	We also pay commissions to our agents who sell the plans. These payments are deferred and amortized over the term of the contract.

The following summarizes the fee revenue, net of distribution expenses, earned through these marketing agreements (dollars in millions):

	2016	2015	2014
Fee revenue:
Medicare Advantage contracts	$23.2	$23.1	$22.4
PDP contracts	3.1	3.2	3.0
Total revenue	26.3	26.3	25.4
Distribution expenses	9.3	9.4	10.4
Fee revenue, net of distribution expenses	$17.0	$16.9	$15.0

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

Based on our assessment, it appears more likely than not that $785.6 million of our total deferred tax assets of $1,025.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $240.2 million at December 31, 2016 ($230.2 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2016, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income, adjusted for the reinsurance recapture, of approximately $335 million consisted of $85 million of non-life taxable income and $250 million of life taxable income.

Based on our assessment, we recognized an increase to the allowance for deferred tax assets of $26.7 million in 2016. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2013	$294.8
Decrease in 2014	(48.8)	(a)
Balance, December 31, 2014	246.0
Decrease in 2015	(32.5)	(b)
Balance, December 31, 2015	213.5
Increase in 2016	26.7	(c)
Balance, December 31, 2016	$240.2
___________________

(a)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

(b)	The 2015 reduction to the deferred tax valuation allowance primarily resulted from higher actual and projected non-life income.

(c)	The 2016 increase to the deferred tax valuation allowance primarily resulted from additional non-life NOLs due to the settlement with the IRS.

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

The Code limits the extent to which losses realized by a non-life entity (or entities) may offset income from a life insurance company (or companies) to the lesser of:  (i) 35 percent of the income of the life insurance company; or (ii) 35 percent of the total loss of the non-life entities (including NOLs of the non-life entities).  There is no similar limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for NOL is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.68 percent at December 31, 2016), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2016, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of December 31, 2016, we had $2.5 billion of federal NOLs, (all of which are non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,936.0
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	1.7
Total federal NOLs	$2,522.6

We also had deferred tax assets related to NOLs for state income taxes of $12.3 million and $14.1 million at December 31, 2016 and 2015, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (dollars in millions):

	Years ended December 31,
	2016	2015

Balance at beginning of year	$234.2	$228.7
Increase based on tax positions taken in prior years	3.4	5.5
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(237.6)	—
Balance at end of year	$—	$234.2
As of December 31, 2016 and 2015, nil and $155.4 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2016. The liability for accrued interest was nil and $3.2 million at December 31, 2016 and 2015, respectively.

In the fourth quarter of 2016, we reached a settlement with the IRS related to two uncertain tax positions: (i) $280.7 million of life NOLs and $130.0 million of non-life NOLs related to the classification of the loss on our investment in Conseco Senior Health Insurance Company when it was transferred to an independent trust in 2008; and (ii) $66.7 million of non-life NOLs related to a bad debt deduction with respect to a stock purchase loan made by our Predecessor to a member of its board of directors. The settlement resulted in a reduction to tax expense of approximately $118.7 million in the fourth quarter of 2016 (the period in which these matters were settled and the fully executed documentation was received). The $118.7 million benefit includes: (i) a $98.2 million tax benefit related to additional life NOLs; (ii) a $17.1 million tax benefit related to additional non-life NOLs (net of an increase to the deferred tax valuation allowance of $51.7 million); and (iii) a $3.4 million reduction in interest recognized in prior periods on alternative minimum tax that will no longer be required to be paid.

The additional life NOLs related to the settlement offset our life taxable income in the third and fourth quarters of 2016 and the tax gain realized on the recapture of the ceded long-term care business from BRe. The settlement also reduced the amount of current income tax accrued at December 31, 2016, by approximately $50 million.

All of the additional life NOLs were utilized by December 31, 2016. Accordingly, we will begin making federal tax payments equal to the prescribed federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

The IRS is also conducting an examination of 2011 through 2014. In connection with this exam, we have agreed to extend the statute of limitations for 2011 through 2013 to September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2013, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

Liabilities for Insurance Products

At December 31, 2016, the total balance of our liabilities for insurance products was $22.7 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2016	2015	2014
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$397.9	$369.6	$386.9
Washington National	102.9	111.5	111.2
Colonial Penn	1.7	5.6	.8
Long-term care in run-off	(3.9)	—	—
Corporate operations	(88.3)	(63.9)	(71.5)
	410.3	422.8	427.4
Gain (loss) on reinsurance transactions:
Bankers Life	—	—	26.1
Washington National	—	—	3.8
Corporate operations	(75.4)	—	—
	(75.4)	—	29.9
Net realized investment gains (losses), net of related amortization:
Bankers Life	(3.6)	(16.7)	7.8
Washington National	19.4	(9.6)	33.9
Colonial Penn	(.2)	1.2	1.1
Long-term care in run-off	(5.3)	—	—
Corporate operations	(2.7)	(11.0)	(9.9)
	7.6	(36.1)	32.9
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	9.4	11.7	(35.6)
Washington National	.2	.2	(.4)
	9.6	11.9	(36.0)
Equity in earnings of certain non-strategic investments and earnings attributable to VIEs:
Corporate operations	(2.0)	(6.7)	(8.0)
Net revenue pursuant to transition and support services agreements, net of taxes:
Corporate operations	—	2.5	2.6
Fair value changes and amendment related to agent deferred compensation plan:
Corporate operations	3.1	15.1	(26.8)
Transition expenses:
Corporate operations	—	(9.0)	—
Loss on extinguishment or modification of debt:
Corporate operations	—	(32.8)	(.6)
Amounts related to subsidiary prior to being sold:
Earnings of subsidiary prior to being sold	—	—	23.4
Loss on sale of subsidiary	—	—	(269.7)
	—	—	(246.3)
Income (loss) before income taxes:
Bankers Life	403.7	364.6	385.2
Washington National	122.5	102.1	148.5
Colonial Penn	1.5	6.8	1.9
Long-term care in run-off	(9.2)	—	—
Corporate operations	(165.3)	(105.8)	(114.2)
Amount related to subsidiary prior to being sold	—	—	(246.3)
Income before income taxes	$353.2	$367.7	$175.1

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the loss on the sale of subsidiary and gain (loss) on reinsurance transactions, the earnings of a subsidiary prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue (expense) pursuant to transition and support services agreements, loss on extinguishment or modification of debt and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the loss on the sale of subsidiary and gain (loss) on reinsurance transactions, the earnings of a subsidiary prior to being sold, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan, equity in earnings of certain non-strategic investments and earnings attributable to VIEs, net revenue pursuant to transition and support services agreements and loss on extinguishment or modification of debt.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing. In the fourth quarter of 2016, we began reporting as an additional business segment, the long-term care block recaptured from BRe as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

Bankers Life (dollars in millions)

	2016	2015	2014
Premium collections:
Annuities	$970.0	$803.0	$782.3
Medicare supplement and other supplemental health	1,235.3	1,242.3	1,275.1
Life	461.1	446.0	424.9
Total collections	$2,666.4	$2,491.3	$2,482.3
Average liabilities for insurance products:
Fixed index annuities	$4,527.8	$4,075.5	$3,636.7
Fixed interest annuities	3,188.2	3,487.8	3,845.0
SPIAs and supplemental contracts:
Mortality based	174.9	189.5	202.8
Deposit based	153.7	153.8	149.1
Health:
Long-term care	4,998.0	4,916.2	4,735.4
Medicare supplement	336.8	331.0	331.0
Other health	50.3	47.7	47.5
Life:
Interest sensitive	714.6	643.0	564.7
Non-interest sensitive	1,018.0	941.5	782.1
Total average liabilities for insurance products, net of reinsurance ceded	$15,162.3	$14,786.0	$14,294.3
Revenues:
Insurance policy income	$1,659.1	$1,648.7	$1,651.7
Net investment income:
General account invested assets	909.5	918.7	895.4
Fixed index products	27.3	(34.0)	61.9
Fee revenue and other income	34.4	27.7	29.3
Total revenues	2,630.3	2,561.1	2,638.3
Expenses:
Insurance policy benefits	1,417.4	1,442.5	1,427.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	110.8	118.5	127.2
Cost of options to fund index credits, net of forfeitures	66.1	60.3	49.2
Market value changes credited to policyholders	26.3	(32.9)	63.5
Amortization related to operations	176.5	187.1	174.7
Interest expense on investment borrowings	13.2	8.8	7.9
Other operating costs and expenses	422.1	407.2	401.2
Total benefits and expenses	2,232.4	2,191.5	2,251.4
Income before gain on reinsurance transaction, net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	397.9	369.6	386.9
Gain on reinsurance transaction	—	—	26.1
Net realized investment gains (losses)	(3.2)	(17.2)	8.3
Amortization related to net realized investment gains (losses)	(.4)	.5	(.5)
Net realized investment gains (losses), net of related amortization	(3.6)	(16.7)	7.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	10.7	14.9	(47.0)
Amortization related to fair value changes in embedded derivative liabilities	(1.3)	(3.2)	11.4
Fair value changes in embedded derivative liabilities, net of related amortization	9.4	11.7	(35.6)
Income before income taxes	$403.7	$364.6	$385.2

	2016	2015	2014
Health benefit ratios:
All health lines:
Insurance policy benefits	$1,192.3	$1,205.1	$1,190.6
Benefit ratio (a)	95.8%	96.3%	92.5%
Medicare supplement:
Insurance policy benefits	$556.2	$536.1	$529.3
Benefit ratio (a)	71.9%	69.6%	68.4%
Long-term care:
Insurance policy benefits	$636.1	$669.0	$656.0
Benefit ratio (a)	135.0%	139.2%	129.7%
Interest-adjusted benefit ratio (b)	76.7%	82.8%	77.2%
PDP:
Insurance policy benefits	$—	$—	$5.3
Benefit ratio (a)	—%	—%	77.9%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $274.7 million, $271.2 million and $265.5 million in 2016, 2015 and 2014, respectively.

The Bankers Life segment included approximately $5.5 million of additional pre-tax earnings in the last six months of 2014 from the recapture of a block of life insurance business previously ceded to Wilton Re.

Total premium collections were $2,666.4 million in 2016, up 7.0 percent from 2015, and $2,491.3 million in 2015, up .4 percent from 2014. The increase in premium collections in 2016 is primarily attributable to an increase in premiums from annuity products and strong persistency in the Medicare supplement and life blocks of business. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.2 billion in 2016, up 2.5 percent from 2015 and $14.8 billion in 2015, up 3.4 percent from 2014. Such average insurance liabilities for certain long-term care products were increased by $184 million, $196 million and $126 million in 2016, 2015 and 2014, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Insurance policy income included premium revenue of $6.8 million in 2014, related to our terminated PDP quota-share reinsurance agreement with Coventry. The PDP premiums collected in 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) decreased 1.0 percent, to $909.5 million, in 2016 and increased 2.6 percent, to $918.7 million, in 2015. Prepayment income was $11.7 million, $26.6 million and $16.9 million in 2016, 2015 and 2014, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $27.3 million, $(34.0) million and $61.9 million in 2016, 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $34.4 million, $27.7 million and $29.3 million in 2016, 2015 and 2014, respectively. The increase in 2016 is primarily attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries. We recognized fee income of $26.3 million, $26.3 million and $25.4 million in 2016, 2015 and 2014, respectively, pursuant to distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. In 2014, we also received a $3 million settlement from Coventry related to the termination of our PDP quota-share agreement.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

In the fourth quarter of 2016, we completed our comprehensive review of actuarial assumptions. Such review resulted in a decrease in reserves of $42.6 million and a decrease in amortization of $3.2 million including the net impact from changes to spread and persistency assumptions related to fixed index annuities. In the fourth quarter of 2015, our comprehensive review resulted in a decrease in reserves of $21.9 million and a decrease in amortization of $3.9 million primarily reflecting the net impact from changes in assumptions related to mortality and the spread earned on fixed index annuities. In the fourth quarter of 2014, our comprehensive review resulted in a decrease to amortization expense of $11 million due to changes in mortality, spread and surrender rate assumptions related to certain annuity and interest-sensitive life products. Such amount was partially offset by $5 million of additional reserves on such products due to the changes in assumptions and refinements to reserving methodologies.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 71.9 percent, 69.6 percent and 68.4 percent in 2016, 2015 and 2014, respectively. Our insurance policy benefits reflected favorable (unfavorable) reserve developments of prior period claim reserves of approximately $(1.9) million, $(1.1) million and $2.3 million in 2016, 2015 and 2014, respectively.  Excluding the effects of prior period claim reserve redundancies and deficiencies, our benefit ratios would have been 71.7 percent, 69.4 percent and 68.7 percent in 2016, 2015 and 2014, respectively, excluding the reserve-related impacts of rate increase actions. We currently expect the benefit ratio on this Medicare supplement business to be in the range of 71 percent to 74 percent during 2017.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 135.0 percent, 139.2 percent and 129.7 percent in 2016, 2015 and 2014, respectively.  The interest-adjusted benefit ratio on this business was 76.7 percent, 82.8 percent and 77.2 percent in 2016, 2015 and 2014, respectively.  The interest-adjusted benefit ratio in 2016 and 2015 was favorably impacted by reserve releases of $22 million and $6.3 million, respectively, related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in 2016 and 2015, excluding the favorable reserve releases related to rate increases, was 81.4 percent and 84.1 percent, respectively. In 2014, the impact of rate increases was not material.

The increase in the interest-adjusted benefit ratio in 2015 (compared to 2014) reflects the impacts of refinements initiated in the first quarter of 2015 used to determine the increase in our future loss reserves. The refinements were not a result of any adjustment to our total expectations of projected profits and losses on the long-term care block, and only impact the timing of the future loss reserve increases. The refinements had no impact on insurance liabilities determined in accordance with statutory accounting principles. The benefit ratio in 2014 reflects $2.8 million of reserve releases related to the use of a new process to identify changes in the status of our insureds in a more timely manner.

We currently expect the interest-adjusted benefit ratio on this long-term care business to be in the range of 77 percent to 82 percent during 2017, excluding the reserve-related impacts of rate increase actions. We expect rate increases will have less of an impact on the interest-adjusted benefit ratio in 2017 than in 2016. Since the insurance product liabilities we establish for the long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Our insurance policy benefits reflected reserve redundancies from prior years of $11.1 million, $16.2 million and $21.2 million in 2016, 2015 and 2014, respectively. Excluding the effects of prior year claim reserve redundancies, our benefit ratios would have been 137.3 percent, 142.5 percent and 133.8 percent in 2016, 2015 and 2014, respectively. When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

The insurance policy benefits on our PDP business resulted from our quota-share reinsurance agreement with Coventry.  Insurance margins (insurance policy income less insurance policy benefits) on the PDP business were $1.5 million in 2014. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement. The PDP results in 2014 represent adjustments to earnings on such business related to periods prior to the termination of the agreement.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $110.8 million, $118.5 million and $127.2 million in 2016, 2015 and 2014, respectively. The weighted average crediting rates for these products was 2.8 percent in 2016, 2015 and 2014. The average liabilities of the fixed interest annuity block was $3.2 billion, $3.5 billion and $3.8 billion in 2016, 2015 and 2014, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  The lower amortization in 2016 reflects higher persistency in the Medicare supplement and annuity blocks. Amortization was also impacted in each year by our comprehensive review of actuarial assumptions discussed above under insurance policy benefits.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense in 2016 is primarily due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses in our Bankers Life segment were $422.1 million in 2016, up 3.7 percent from 2015, and were $407.2 million in 2015, up 1.5 percent from 2014. The increase in commission and agent manager benefits in 2016 reflects commissions on products sold through our broker-dealer and registered investment advisor and higher benefit expense, which was more than offset by the benefit recognized due to an amendment to the agent deferred compensation plan recorded in the Corporate operations segment. Other operating costs and expenses include the following (dollars in millions):

	2016	2015	2014
Commission expense and agent manager benefits	$71.6	$64.4	$57.2
Other operating expenses	350.5	342.8	344.0
Total	$422.1	$407.2	$401.2

Gain on reinsurance transaction in 2014 resulted from the recapture of life insurance business written by Bankers Life that was reinsured by Wilton Re.

Net realized investment gains (losses) fluctuate each period. During 2016, we recognized net realized investment losses of $3.2 million, which were comprised of: (i) $17.0 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iii) $20.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($22.9 million, prior to the $2.5 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2015, we recognized net realized investment losses of $17.2 million, which were comprised of: (i) $1.2 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.7 million; and (iii) $11.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($14.0 million, prior to the $2.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, net realized investment gains in this segment included $13.1 million of net gains from the sales of investments (primarily fixed maturities) and $4.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.4 million, $(.5) million and $.5 million in 2016, 2015 and 2014, respectively.

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

Washington National (dollars in millions)

	2016	2015	2014
Premium collections:
Supplemental health and other health	$567.4	$547.0	$517.8
Medicare supplement	61.0	72.6	85.2
Life	29.4	27.7	25.9
Annuity	1.5	2.4	2.6
Total collections	$659.3	$649.7	$631.5
Average liabilities for insurance products:
Fixed index annuities	$350.2	$386.0	$421.5
Fixed interest annuities	107.0	119.1	130.2
SPIAs and supplemental contracts:
Mortality based	248.6	258.4	245.4
Deposit based	267.2	260.5	252.6
Separate Accounts	4.7	5.2	8.5
Health:
Supplemental health	2,604.4	2,494.0	2,387.9
Medicare supplement	28.3	30.9	35.2
Other health	14.1	15.0	14.9
Life:
Interest sensitive life	150.3	151.9	159.4
Non-interest sensitive life	179.8	185.9	192.0
Total average liabilities for insurance products, net of reinsurance ceded	$3,954.6	$3,906.9	$3,847.6
Revenues:
Insurance policy income	$655.8	$643.8	$626.0
Net investment income:
General account invested assets	256.2	256.0	266.5
Fixed index products	1.9	(2.2)	6.3
Trading account income related to reinsurer accounts	—	—	1.4
Change in value of embedded derivative related to modified coinsurance agreement	—	—	(1.4)
Trading account income related to policyholder accounts	1.2	(.2)	3.3
Fee revenue and other income	1.3	1.3	1.1
Total revenues	916.4	898.7	903.2
Expenses:
Insurance policy benefits	538.2	528.4	505.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	13.8	14.6	14.9
Cost of options to fund index credits, net of forfeitures	5.8	6.3	5.6
Market value changes credited to policyholders	3.9	(2.7)	10.0
Amortization related to operations	59.1	55.2	64.6
Interest expense on investment borrowings	3.7	2.0	1.7
Other operating costs and expenses	189.0	183.4	189.5
Total benefits and expenses	813.5	787.2	792.0
Income before gain on reinsurance transaction, net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	102.9	111.5	111.2
Gain on reinsurance transaction	—	—	3.8
Net realized investment gains (losses)	19.7	(9.6)	34.4
Amortization related to net realized investment gains (losses)	(.3)	—	(.5)
Net realized investment gains (losses), net of related amortization	19.4	(9.6)	33.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	.6	.8	(1.5)
Amortization related to fair value changes in embedded derivative liabilities	(.4)	(.6)	1.1
Fair value changes in embedded derivative liabilities, net of related amortization	.2	.2	(.4)
Income before income taxes	$122.5	$102.1	$148.5

	2016	2015	2014
Health benefit ratios:
Supplemental health:
Insurance policy benefits	$469.3	$455.3	$408.7
Benefit ratio (a)	83.0%	84.0%	80.1%
Interest-adjusted benefit ratio (b)	59.0%	59.6%	54.6%
Medicare supplement:
Insurance policy benefits	$42.7	$47.9	$55.2
Benefit ratio (a)	68.4%	65.0%	63.3%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $135.6 million, $132.6 million and $130.2 million in 2016, 2015 and 2014, respectively.

Total premium collections were $659.3 million in 2016, up 1.5 percent from 2015, and $649.7 million in 2015, up 2.9 percent from 2014, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $3,954.6 million in 2016, up 1.2 percent from 2015, and $3,906.9 million in 2015, up 1.5 percent from 2014, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder portfolios and reinsurer accounts) was $256.2 million in 2016, $256.0 million in 2015 and $266.5 million in 2014.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $1.9 million, $(2.2) million and $6.3 million in 2016, 2015 and 2014, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

In the fourth quarter of 2016, we completed our comprehensive annual review of actuarial assumptions. Such review had no material impact on this segment. In the fourth quarter of 2015, our comprehensive review resulted in a $1 million decrease in reserves. In the fourth quarter of 2014, our review of actuarial assumptions resulted in a $10 million increase in reserves primarily related to a closed block of payout annuities due to changes in our interest rate and mortality assumptions for this block.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $96.2 million, $86.4 million and $101.8 million in 2016, 2015 and 2014, respectively. The benefit ratio on these products was 83.0 percent, 84.0 percent and 80.1 percent in 2016, 2015 and 2014, respectively. The interest-adjusted benefit ratio on this supplemental health business was 59.0 percent, 59.6 percent and 54.6 percent in 2016, 2015 and 2014, respectively. In 2015, the insurance margin on these products was reduced by approximately $9 million due to the unfavorable development of prior period incurred claim estimates as further discussed below. In addition, the insurance margin on supplemental health products was reduced by $2.5 million in 2014 related to premium refunds due to the use of a new process to identify changes in the status of insureds in a more timely manner. We currently expect the interest-adjusted benefit ratio on this supplemental health business to be in the range of 58 percent to 61 percent during 2017.

The unfavorable reserve developments recognized in 2015 were primarily based on the completion of an in-depth review of recent claim trends in the block, including the impact of newer cancer treatments on claims. At that time, we had observed and disclosed increases in insurance policy benefits for our supplemental health products. As these developments emerged, we initiated an in-depth claim review. The review revealed some recent claim trends on certain blocks of supplemental health business that warranted additional analysis. The additional analysis revealed longer and higher treatment patterns for cancer claims than previously recognized in our claim reserving process. An example of changes in cancer treatment we noticed was an increase in the use of expensive oral drugs rather than intravenous chemotherapy. We also observed an increase in the length of time claimants remain on a treatment regimen. Claim reserves for supplemental health business are developed using data that extends over a time period that is sufficient in an effort to produce credible averages and avoid over-reacting to normal ranges of claim volatility. We believe this approach fully recognized the new emerging treatment patterns.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $19.8 million, $25.7 million and $31.9 million in 2016, 2015 and 2014, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $13.8 million, $14.6 million and $14.9 million in 2016, 2015 and 2014, respectively.

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

Interest expense on investment borrowings represents $3.7 million, $2.0 million and $1.7 million of interest expense on collateralized borrowings in 2016, 2015 and 2014, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense in 2016 is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $189.0 million, $183.4 million and $189.5 million in 2016, 2015 and 2014, respectively. Other operating costs and expenses include commission expense of $70.2 million, $68.3 million and $64.6 million in 2016, 2015 and 2014, respectively. The increase in commission expense is consistent with the growth in the supplemental health block.

Gain on reinsurance transaction of $3.8 million related to the recapture of a modified coinsurance agreement in the second quarter of 2014.

Net realized investment gains (losses) fluctuate each period. During 2016, we recognized net realized investment gains of $19.7 million, which were comprised of: (i) $24.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.5 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (iv) $5.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($6.4 million, prior to the $1.1 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2015, we recognized $2.8 million of net gains from the sales of investments; the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; the decrease in fair value of certain fixed maturity investments with embedded derivatives of $2.1 million; and $3.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($3.7 million, prior to the $.4 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, net realized investment gains in this segment included $35.8 million of net gains from the sales of investments (primarily fixed maturities); the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and $3.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.3 million, nil and $.5 million in 2016, 2015 and 2014, respectively.

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

Colonial Penn (dollars in millions)

	2016	2015	2014
Premium collections:
Life	$277.8	$259.9	$241.7
Medicare supplement and other health	2.4	3.0	3.4
Total collections	$280.2	$262.9	$245.1
Average liabilities for insurance products:
SPIAs - mortality based	$74.1	$73.1	$69.6
Health:
Medicare supplement	6.5	7.7	8.3
Other health	4.2	4.4	4.5
Life:
Interest sensitive	16.2	16.5	17.0
Non-interest sensitive	689.4	670.1	649.8
Total average liabilities for insurance products, net of reinsurance ceded	$790.4	$771.8	$749.2
Revenues:
Insurance policy income	$281.4	$263.5	$246.0
Net investment income on general account invested assets	44.2	43.0	41.7
Fee revenue and other income	1.1	1.0	1.0
Total revenues	326.7	307.5	288.7
Expenses:
Insurance policy benefits	201.2	188.3	172.5
Amounts added to annuity and interest-sensitive life product account balances	.7	.7	.7
Amortization related to operations	15.3	14.4	15.3
Interest expense on investment borrowings	.6	.1	—
Other operating costs and expenses	107.2	98.4	99.4
Total benefits and expenses	325.0	301.9	287.9
Income before net realized investment gains (losses) and income taxes	1.7	5.6	.8
Net realized investment gains (losses)	(.2)	1.2	1.1
Income before income taxes	$1.5	$6.8	$1.9

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2017 in the range of $5 million to $15 million, but because of the seasonality of the advertising spend, we expect a loss in the $1 million to $3 million range in the first quarter of 2017.

Total premium collections increased 6.6 percent, to $280.2 million, in 2016 and 7.3 percent, to $262.9 million, in 2015. The increase was driven by increased sales and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased slightly in 2016 and 2015 primarily due to the increase in invested assets as a result of growth in this segment.

Insurance policy benefits have increased as a result of the growth in this segment. Also, in 2016, insurance policy benefits reflected a $2.5 million increase in reserves related to the impact of loss recognition on a closed block of payout annuities resulting from changes in long-term interest rates and mortality assumptions.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in 2016 as compared to 2015 primarily due to investments in new business and higher advertising costs (including the impacts of the political elections on television advertising costs). We continue to face increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In some periods, increased advertising costs have resulted in decisions to lower our planned spending. These factors may reoccur in the future.

Net realized investment gains (losses) fluctuate each period. During 2016, we recognized net realized investment losses of $.2 million, which were comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2015, we recognized $2.2 million of net gains from the sales of investments (primarily fixed maturities); the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; and $.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($.9 million, prior to the $.3 million of impairment losses recognized in accumulated other comprehensive income (loss)). During 2014, we recognized $1.1 million of net gains from the sales of investments (primarily fixed maturities).

Recognizing the accounting standard that requires us to expense certain direct response advertising costs (rather than deferring such costs as deferred acquisition costs), the amount of our investment in new business in the Colonial Penn segment during a particular period will have a significant impact on the segment results. The following summarizes our earnings, separated between inforce and new business for Colonial Penn (dollars in millions):

	2016	2015	2014
Adjusted EBIT from Inforce Business
Revenues:
Insurance policy income	$226.5	$212.0	$200.3
Net investment income and other	45.3	44.0	42.7
Total revenues	271.8	256.0	243.0
Benefits and expenses:
Insurance policy benefits	168.5	159.4	146.9
Amortization	14.5	13.7	14.9
Other expenses	34.4	29.3	31.6
Total benefits and expenses	217.4	202.4	193.4
Adjusted EBIT from Inforce Business	$54.4	$53.6	$49.6

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$54.9	$51.5	$45.7
Net investment income and other	—	—	—
Total revenues	54.9	51.5	45.7
Benefits and expenses:
Insurance policy benefits	33.4	29.6	26.3
Amortization	.8	.7	.4
Other expenses	73.4	69.2	67.8
Total benefits and expenses	107.6	99.5	94.5
Adjusted EBIT from New Business	$(52.7)	$(48.0)	$(48.8)

Adjusted EBIT from Inforce and New Business
Revenues:
Insurance policy income	$281.4	$263.5	$246.0
Net investment income and other	45.3	44.0	42.7
Total revenues	326.7	307.5	288.7
Benefits and expenses:
Insurance policy benefits	201.9	189.0	173.2
Amortization	15.3	14.4	15.3
Other expenses	107.8	98.5	99.4
Total benefits and expenses	325.0	301.9	287.9
Adjusted EBIT from Inforce and New Business	$1.7	$5.6	$.8

The Adjusted EBIT from inforce business in the Colonial Penn segment in 2016 reflects: (i) a $2.5 million reduction in earnings related to the impact of loss recognition on a closed block of payout annuities resulting from changes in long-term interest rates and mortality assumptions; and (ii) higher mortality and expenses as compared to prior years. The Adjusted EBIT from new business in the Colonial Penn segment in 2016 primarily reflects higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

Long-term care in run-off (dollars in millions)

In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". The long-term care in run-off segment is comprised of the long-term care business that was recaptured from BRe. The information summarized below represents the pre-tax losses related to the recaptured business.

2016
Premium collections:
Long-term care (all renewal)	$4.7

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$138.4

Revenues:
Insurance policy income	$4.8
Net investment income on general account invested assets	9.4
Total revenues	14.2
Expenses:
Insurance policy benefits	17.6
Other operating costs and expenses	.5
Total benefits and expenses	18.1
Loss before net realized investment losses and income taxes	(3.9)
Net realized investment losses	(5.3)
Loss before income taxes	$(9.2)

2016
Health benefit ratios:
Long-term care:
Insurance policy benefits	$17.6
Benefit ratio (a)	365.8%
Interest-adjusted benefit ratio (b)	213.5%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

(b)
We calculate the interest-adjusted benefit ratio (a non-GAAP measure) for long-term care products in this segment by dividing such product's insurance policy benefits less the imputed interest income on the accumulated assets backing the insurance liabilities by policy income. These are considered non-GAAP financial measures. A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $7.3 million in 2016.

Insurance policy benefits in 2016 included the unfavorable impact of $2.6 million related to the impact of loss recognition on this closed block of long-term care business from changes in long-term interest rates and mortality assumptions. Since this block of long-term care business is in loss recognition status, our valuation assumptions reflect no profits or losses on the block over its remaining life. Accordingly, changes in assumptions which adversely impact future earnings will result in an immediate charge to current earnings. This block of business is particularly sensitive to changes in assumptions related to expected future investment yields. For example, we estimate that a 50 basis point reduction in the ultimate new money rate assumption would result in a $10 million pre-tax charge.

Net realized investment losses in 2016 were comprised of: (i) $4.6 million of net losses from the sales of investments; and (ii) $.7 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Corporate Operations (dollars in millions)

	2016	2015	2014
Corporate operations:
Interest expense on corporate debt	$(45.8)	$(45.0)	$(43.9)
Net investment income (loss):
General investment portfolio	4.8	6.9	8.5
Other special-purpose portfolios:
COLI	(.3)	(6.4)	(1.3)
Investments held in a rabbi trust	1.1	(.1)	.4
Investments in certain hedge funds	—	—	(2.8)
Other trading account activities	11.0	10.9	10.1
Fee revenue and other income	10.0	8.6	6.7
Interest expense on investment borrowings	—	(.2)	(.1)
Other operating costs and expenses	(69.1)	(38.6)	(49.1)
Loss before net realized investment losses, equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests, fair value changes and amendment related to agent deferred compensation plan, loss on reinsurance transaction, net revenue pursuant to transition and support services agreements, transition expenses, loss on extinguishment or modification of debt and income taxes	(88.3)	(63.9)	(71.5)
Net realized investment losses	(2.7)	(11.0)	(9.9)
Equity in earnings of certain non-strategic investments and earnings attributable to non-controlling interests	(2.0)	(6.7)	(8.0)
Fair value changes and amendment related to agent deferred compensation plan	3.1	15.1	(26.8)
Loss on reinsurance transaction	(75.4)	—	—
Net revenue pursuant to transition and support services agreements	—	2.5	2.6
Transition expenses	—	(9.0)	—
Loss on extinguishment or modification of debt	—	(32.8)	(.6)
Loss before income taxes	$(165.3)	$(105.8)	$(114.2)

Interest expense on corporate debt has been primarily impacted by: (i) the debt refinancing transactions completed in May 2015; and (ii) the timing and amount of debt repayments in 2015 and 2014, along with the mix of interest rates on the related outstanding borrowings. Such transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations". Our average corporate debt outstanding was $925.0 million, $888.6 million and $838.2 million in 2016, 2015 and 2014, respectively. The average interest rate on our debt was 4.7 percent, 4.7 percent and 4.5 percent in 2016, 2015 and 2014, respectively. Interest expense in periods subsequent to the debt refinancing transactions also reflects lower amortization of discount and issuance costs primarily due to the extended maturity profile of the debt incurred in our refinancing transactions.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from COLI equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other investments including certain hedge funds and other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $1.1 million and $1.7 million related to the COLI in 2015 and 2014, respectively. The corporate segment sold all of its investments in hedge funds in the fourth quarter of 2014.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period and were higher in 2016, as compared to 2015, reflecting: (i) higher legal costs of $10 million (including a $5.5 million increase to legal reserves related to legacy business of our predecessor); (ii) higher expenses of $8 million related to various corporate initiatives and strategies (including costs to comply with new Department of Labor requirements); and (iii) $10 million of higher compensation and benefit accruals including accelerated stock compensation expense related to retirement eligible employees, severance costs and performance-based compensation expense. Since certain stock-based compensation awards granted to retirement eligible employees do not require the employee to provide any further service to retain the award. Other operating costs and expenses in the first three months of 2014 included higher expenses of $3 million primarily related to accrual adjustments for incentive compensation.

Net realized investment losses often fluctuate each period. During 2016, net realized investment losses in this segment were $2.7 million and were comprised of: (i) $5.8 million of net gains from the sales of investments (including $11.9 million of net losses recognized by the VIEs and $17.7 million of net gains on other investment sales); (ii) $7.3 million of losses on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During 2015, net realized investment losses in this segment included: (i) $2.0 million of net gains from the sales of investments (including $1.3 million of losses recognized by the VIEs and $3.3 million of net gains on other sales of investments); (ii) an $11.3 million gain on the dissolution of a VIE; (iii) a $7.9 million writedown of a legacy investment in a private company that was liquidated; and (iv) $16.4 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. We no longer have any investment exposure to legacy private company investments. During 2014, net realized investment losses in this segment included $9.2 million of net gains from the sales of investments (of which $2.2 million were losses recognized by VIEs) and $19.1 million of writedowns of investments (none of which were recognized by VIEs) due to other-than-temporary declines in value.

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

Loss on reinsurance transaction of $75.4 million in 2016 resulted from the termination of the reinsurance agreements with BRe and recapture of the ceded business as further described in "Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

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

Loss on extinguishment or modification of debt in 2015 of $32.8 million consisted of: (i) $15.0 million related to the write-off of unamortized discount and issuance costs due to the repayment of our previous senior secured credit agreement and the 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes"); and (ii) a make-whole redemption premium of $17.8 million due to the repayment of the 6.375% Notes. The loss on extinguishment of debt of $.6 million in 2014 resulted from: (i) expenses related to the amendment of our previous senior secured credit agreement in May 2014; and (ii) the repurchase of the remaining $3.5 million principal amount of 7.0% Senior Debentures due 2016 for a purchase price of $3.7 million. These transactions are further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

Amounts related to subsidiary prior to being sold (dollars in millions)

2014
Premium collections:
Annuities	$.2
Life	71.0
Total collections	$71.2
Average liabilities for insurance products:
Fixed index annuities	$—
Fixed interest annuities	—
SPIAs and supplemental contracts:
Mortality based	—
Deposit based	—
Health:
Supplemental health	—
Medicare supplement	—
Other health	—
Life:
Interest sensitive	—
Non-interest sensitive	—
Total average liabilities for insurance products, net of reinsurance ceded	$—
Revenues:
Insurance policy income	$106.0
Net investment income:
General account invested assets	100.7
Fixed index products	1.3
Fee revenue and other income	—
Total revenues	208.0
Expenses:
Insurance policy benefits	115.8
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	43.2
Cost of options to fund index credits, net of forfeitures	.8
Market value changes credited to policyholders	.9
Amortization related to operations	4.3
Interest expense on investment borrowings	9.1
Other operating costs and expenses	13.3
Total benefits and expenses	187.4
Income (loss) before net realized investment gains (losses), loss on sale of CLIC and income taxes	20.6
Net realized investment gains (losses)	2.8
Amortization related to net realized investment gains (losses)	—
Net realized investment gains (losses), net of related amortization	2.8
Earnings of CLIC prior to being sold	23.4
Loss on sale of CLIC	(269.7)
Income (loss) before income taxes	$(246.3)

The information summarized above represents the pre-tax earnings related to the operations of a subsidiary prior to being sold (which occurred on July 1, 2014) as well as the loss on the sale of the subsidiary. Operating expenses exclude overhead expense that was expected to continue after the sale of the subsidiary. Refer to the note to the consolidated financial statements entitled "Sale of Subsidiary" for additional information.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Fitch, S&P and Moody's are "A-", "BBB+", "BBB+" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were $3.6 billion in 2016, up 6.1 percent from 2015, and $3.4 billion in 2015, up 1.3 percent from 2014 (excluding premium collections related to the business of CLIC prior to being sold in 2014). First year collected premiums were $1,344.8 million in 2016, up 12 percent from 2015, and $1,197.4 million in 2015, down 0.6 percent from 2014. Total premiums collected are summarized as follows (dollars in millions):

	2016	2015	2014 (a)
First year:
Bankers Life	$1,211.8	$1,065.7	$1,080.8
Washington National	78.2	80.2	77.6
Colonial Penn	54.8	51.5	45.7
Total first year	1,344.8	1,197.4	1,204.1

Renewal:
Bankers Life	1,454.6	1,425.6	1,401.5
Washington National	581.1	569.5	553.9
Colonial Penn	225.4	211.4	199.4
Long-term care in run-off	4.7	—	—
Total renewal	2,265.8	2,206.5	2,154.8
Total premiums collected	$3,610.6	$3,403.9	$3,358.9

___________________
(a) Excludes $71.2 million of premium collections related to the business of CLIC prior to being sold in July 2014.

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2016	2015	2014
Premiums collected by product:
Annuities:
Fixed index (first-year)	$868.1	$706.6	$646.2
Other fixed interest (first-year)	95.7	89.6	129.1
Other fixed interest (renewal)	6.2	6.8	7.0
Subtotal - other fixed interest annuities	101.9	96.4	136.1
Total annuities	970.0	803.0	782.3
Health:
Medicare supplement (first-year)	75.6	80.3	88.6
Medicare supplement (renewal)	663.7	659.1	654.7
Subtotal - Medicare supplement	739.3	739.4	743.3
Long-term care (first-year)	17.4	16.7	16.8
Long-term care (renewal)	451.2	459.9	483.8
Subtotal - long-term care	468.6	476.6	500.6
PDP (renewal)	—	—	6.8
Supplemental health (first-year)	5.5	6.1	7.6
Supplemental health (renewal)	15.7	13.1	8.7
Subtotal – supplemental health	21.2	19.2	16.3
Other health (first-year)	.1	.1	.7
Other health (renewal)	6.1	7.0	7.4
Subtotal - other health	6.2	7.1	8.1
Total health	1,235.3	1,242.3	1,275.1
Life insurance:
Traditional (first-year)	78.8	83.0	91.6
Traditional (renewal)	207.3	193.9	163.5
Subtotal - traditional	286.1	276.9	255.1
Interest-sensitive (first-year)	70.6	83.3	100.2
Interest-sensitive (renewal)	104.4	85.8	69.6
Subtotal - interest-sensitive	175.0	169.1	169.8
Total life insurance	461.1	446.0	424.9
Collections on insurance products:
Total first-year premium collections on insurance products	1,211.8	1,065.7	1,080.8
Total renewal premium collections on insurance products	1,454.6	1,425.6	1,401.5
Total collections on insurance products	$2,666.4	$2,491.3	$2,482.3

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 21 percent, to $970.0 million in 2016 and 2.6 percent, to $803.0 million, in 2015. The increase in premium collections in 2016 is consistent with our marketing efforts to increase fixed index annuity sales. Premium collections from our fixed index products were also favorably impacted in 2016 and 2015 by the general stock market performance which made these products attractive to certain customers.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment were $739.3 million, $739.4 million and $743.3 million in 2016, 2015 and 2014, respectively.

Premiums collected on Bankers Life's long-term care policies decreased 1.7 percent, to $468.6 million in 2016 and 4.8 percent, to $476.6 million in 2015, reflecting the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

Premiums collected on PDP business related to our quota-share reinsurance agreement with Coventry. In August 2013, we received a notice of Coventry's intent to terminate our PDP quota-share reinsurance agreement. The premiums collected in 2014 represent adjustments to premiums on such business related to periods prior to the termination of the agreement.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased 3.4 percent, to $461.1 million, in 2016 and 5.0 percent, to $446.0 million, in 2015. Collected premiums in 2016 and 2015 reflect strong persistency; partially offset by lower first-year premiums.

Washington National (dollars in millions)

	2016	2015	2014
Premiums collected by product:
Health:
Medicare supplement (renewal)	$61.0	$72.6	$85.2
Supplemental health (first-year)	72.2	74.9	72.8
Supplemental health (renewal)	493.3	469.9	442.6
Subtotal – supplemental health	565.5	544.8	515.4
Other health (first-year)	.2	.2	.2
Other health (renewal)	1.7	2.0	2.2
Subtotal – other health	1.9	2.2	2.4
Total health	628.4	619.6	603.0
Life insurance:
Traditional (first-year)	.9	.7	.6
Traditional (renewal)	10.5	11.4	12.3
Subtotal - traditional	11.4	12.1	12.9
Interest-sensitive (first-year)	4.7	4.3	3.8
Interest-sensitive (renewal)	13.3	11.3	9.2
Subtotal - interest-sensitive	18.0	15.6	13.0
Total life insurance	29.4	27.7	25.9
Annuities:
Fixed index (first-year)	.2	.1	.2
Fixed index (renewal)	1.0	1.8	1.8
Subtotal - fixed index annuities	1.2	1.9	2.0
Other fixed interest (renewal)	.3	.5	.6
Total annuities	1.5	2.4	2.6
Collections on insurance products:
Total first-year premium collections on insurance products	78.2	80.2	77.6
Total renewal premium collections on insurance products	581.1	569.5	553.9
Total collections on insurance products	$659.3	$649.7	$631.5

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 16 percent, to $61.0 million, in 2016 and 15 percent, to $72.6 million, in 2015 due to the run-off of this block of business. We discontinued new sales of Medicare supplement policies in this segment in 2012.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.8 percent, to $565.5 million, in 2016 and 5.7 percent, to $544.8 million, in 2015. Such increases are due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 3.8 percent in 2016 compared to 2015, driven by sales in recent periods and persistency.

Life premiums collected in the Washington National segment increased 6.1 percent, to $29.4 million, in 2016 and 6.9 percent, to $27.7 million, in 2015.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	2016	2015	2014
Premiums collected by product:
Life insurance:
Traditional (first-year)	$54.8	$51.5	$45.7
Traditional (renewal)	222.7	208.2	195.6
Subtotal - traditional	277.5	259.7	241.3
Interest-sensitive (all renewal)	.3	.2	.4
Total life insurance	277.8	259.9	241.7
Health (all renewal):
Medicare supplement	2.3	2.7	3.2
Other health	.1	.3	.2
Total health	2.4	3.0	3.4
Collections on insurance products:
Total first-year premium collections on insurance products	54.8	51.5	45.7
Total renewal premium collections on insurance products	225.4	211.4	199.4
Total collections on insurance products	$280.2	$262.9	$245.1

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.9 percent, to $277.8 million, in 2016 and 7.5 percent, to $259.9 million, in 2015. Graded benefit life products sold through our direct response marketing channel accounted for $275.9 million, $257.6 million and $239.5 million of collected premiums in 2016, 2015 and 2014, respectively. Premiums collected reflect strong sales in 2016 and 2015 reflecting lead generation and diversification and sales productivity initiatives.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

2016
Premiums collected by product:
Health:
Long-term care (renewal)	$4.7

The Long-term care in run-off segment reflected the long-term care premiums collected from the business recaptured from BRe in September 2016 as further described in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off".

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active investment management. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 87 percent of our $26.2 billion investment portfolio at December 31, 2016. The remainder of the invested assets was trading securities, investments held by variable interest entities, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2016 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$21,096.2	80%
Equity securities	584.2	2
Mortgage loans	1,768.0	7
Policy loans	112.0	—
Trading securities	363.4	1
Investments held by variable interest entities	1,724.3	7
Company-owned life insurance	165.0	1
Other invested assets	424.5	2
Total investments	$26,237.6	100%

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

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2016 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,710.3	12.8%	$15.5	8.0%
States and political subdivisions	1,988.9	9.4	9.6	4.9
Energy	1,539.4	7.3	21.4	11.0
Utilities	1,538.4	7.3	5.4	2.8
Commercial mortgage-backed securities	1,536.2	7.3	27.9	14.4
Insurance	1,456.1	6.9	12.7	6.6
Healthcare/pharmaceuticals	1,434.5	6.8	19.0	9.8
Banks	992.6	4.7	9.5	4.9
Collateralized mortgage obligations	915.5	4.3	1.6	.8
Food/beverage	894.4	4.2	1.7	.9
Cable/media	737.9	3.5	20.3	10.5
Real estate/REITs	558.9	2.6	1.0	.5
Capital goods	522.5	2.5	3.9	2.0
Transportation	455.0	2.2	2.9	1.5
Chemicals	421.2	2.0	10.3	5.3
Telecom	420.9	2.0	2.6	1.3
Brokerage	312.1	1.5	2.5	1.3
Aerospace/defense	275.9	1.3	.3	.1
Technology	273.4	1.3	3.3	1.7
Business services	256.7	1.2	4.2	2.2
Paper	245.9	1.2	.6	.3
Autos	245.4	1.2	1.4	.7
Collateralized debt obligations	230.7	1.1	.3	.2
Other	1,133.4	5.4	16.4	8.3
Total fixed maturities, available for sale	$21,096.2	100.0%	$194.3	100.0%

At December 31, 2016, the carrying value of the Company's fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $126.8 million and gross unrealized losses of $21.4 million. Although these securities are of high quality (88 percent are rated investment grade) and diversified (75 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time. At December 31, 2015, the carrying value of our fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $59.4 million and gross unrealized losses of $160.9 million.

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2016 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$22.3	$4.3	$1.3	$—	$27.9
Energy	.1	10.0	8.5	2.8	21.4
Cable/media	.2	16.7	3.1	.3	20.3
Healthcare/pharmaceuticals	2.5	14.5	.2	1.8	19.0
Asset-backed securities	2.7	6.0	.3	6.5	15.5
Insurance	2.2	10.5	—	—	12.7
Chemicals	.8	4.1	5.4	—	10.3
States and political subdivisions	4.8	3.1	—	1.7	9.6
Banks	2.6	6.9	—	—	9.5
Utilities	2.0	3.0	—	.4	5.4
Business services	—	.1	4.1	—	4.2
Capital goods	.6	2.8	.2	.3	3.9
Retail	—	.2	—	3.5	3.7
Technology	—	3.0	.3	—	3.3
Transportation	—	2.7	—	.2	2.9
Telecom	—	1.5	1.0	.1	2.6
Brokerage	—	1.7	—	.8	2.5
Metals and mining	—	.3	1.3	.3	1.9
Food/beverage	—	1.7	—	—	1.7
Collateralized mortgage obligations	.2	—	.3	1.1	1.6
Building materials	—	—	1.5	—	1.5
Autos	—	1.4	—	—	1.4
Real estate/REITs	—	1.0	—	—	1.0
Paper	—	.6	—	—	.6
Debt securities issued by foreign governments	—	.4	—	—	.4
Consumer products	—	.3	—	—	.3
Collateralized debt obligations	.3	—	—	—	.3
Aerospace/defense	—	—	—	.3	.3
Other	4.9	.9	1.0	1.8	8.6
Total fixed maturities, available for sale	$46.2	$97.7	$28.5	$21.9	$194.3

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

Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Securities not publicly traded comprise approximately 9 percent of our total fixed maturity securities portfolio.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2016 and 2015.

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

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2016 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,252.4	$258.5	$13,510.9
United States Treasury securities and obligations of United States government corporations and agencies	—	164.3	—	164.3
States and political subdivisions	—	1,988.9	—	1,988.9
Debt securities issued by foreign governments	—	33.0	3.9	36.9
Asset-backed securities	—	2,649.9	60.4	2,710.3
Collateralized debt obligations	—	225.3	5.4	230.7
Commercial mortgage-backed securities	—	1,504.2	32.0	1,536.2
Mortgage pass-through securities	—	2.5	—	2.5
Collateralized mortgage obligations	—	915.5	—	915.5
Total fixed maturities, available for sale	—	20,736.0	360.2	21,096.2
Equity securities - corporate securities	359.9	199.1	25.2	584.2
Trading securities:
Corporate securities	—	19.0	—	19.0
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	94.3	—	94.3
Collateralized debt obligations	—	2.4	—	2.4
Commercial mortgage-backed securities	—	163.9	—	163.9
Collateralized mortgage obligations	—	78.4	—	78.4
Equity securities	4.9	—	—	4.9
Total trading securities	4.9	358.5	—	363.4
Investments held by variable interest entities - corporate securities	—	1,724.3	—	1,724.3
Other invested assets - derivatives	—	111.9	—	111.9
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$364.8	$23,134.5	$385.4	$23,884.7

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,092.3	$1,092.3

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2016 (dollars in millions):

	December 31, 2016
	Beginning balance as of December 31, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2016	Amount of total gains (losses) for the year ended December 31, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$170.4	$76.5	$(10.7)	$9.1	$20.3	$(7.1)	$258.5	$(10.9)
Debt securities issued by foreign governments	—	4.0	—	(.1)	—	—	3.9	—
Asset-backed securities	35.9	9.7	—	2.2	26.3	(13.7)	60.4	—
Collateralized debt obligations	—	5.4	—	—	—	—	5.4	—
Commercial mortgage-backed securities	1.1	16.9	—	.1	13.9	—	32.0	—
Mortgage pass-through securities	.1	(.1)	—	—	—	—	—	—
Total fixed maturities, available for sale	207.5	112.4	(10.7)	11.3	60.5	(20.8)	360.2	(10.9)
Equity securities - corporate securities	32.0	5.5	(12.7)	.4	—	—	25.2	(12.7)
Trading securities - commercial mortgage-backed securities	39.9	—	—	—	—	(39.9)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,057.1)	(96.0)	60.8	—	—	—	(1,092.3)	60.8

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  In addition, such activity includes the investments received upon the recapture of reinsurance agreements with BRe on September 29, 2016.  The following summarizes such activity for the year ended December 31, 2016 (dollars in millions):

	Purchases	Received in reinsurance recapture	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$18.5	$89.2	$(31.2)	$—	$—	$76.5
Debt securities issued by foreign governments	4.0	—	—	—	—	4.0
Asset-backed securities	16.9	—	(7.2)	—	—	9.7
Collateralized debt obligations	5.4	—	—	—	—	5.4
Commercial mortgage-backed securities	17.0	—	(.1)	—	—	16.9
Mortgage pass-through securities	—	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	61.8	89.2	(38.6)	—	—	112.4
Equity securities - corporate securities	3.3	2.2	—	—	—	5.5
Trading securities - corporate securities	.2	—	(.2)	—	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(148.3)	—	21.2	(28.9)	60.0	(96.0)

At December 31, 2016, 46 percent of our Level 3 fixed maturities, available for sale, were investment grade and 72 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2016, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$992.4	$1,026.2	5%
AA	1,434.8	1,569.0	7
A	5,009.2	5,505.3	26
BBB+	2,668.7	2,922.0	14
BBB	3,353.1	3,530.0	17
BBB-	3,274.9	3,395.9	16
Investment grade	16,733.1	17,948.4	85
BB+	210.3	206.2	1
BB	333.7	330.3	2
BB-	330.8	329.0	1
B+ and below	2,195.2	2,282.3	11
Below-investment grade	3,070.0	3,147.8	15
Total fixed maturity securities	$19,803.1	$21,096.2	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options (dollars in millions).

	2016	2015	2014
Weighted average general account invested assets at amortized cost	$22,539.5	$21,624.6	$22,939.9
Net investment income on general account invested assets	1,219.3	1,217.7	1,304.3
Yield earned	5.41%	5.63%	5.69%

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is evaluated primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2016, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2016, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2016, our fixed maturity portfolio had $1,487.4 million of unrealized gains and $194.3 million of unrealized losses, for a net unrealized gain of $1,293.1 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (91 percent of the portfolio); (ii) broker-dealer market makers (1 percent of the portfolio); and (iii) internally developed methods (8 percent of the portfolio).

At December 31, 2016, approximately 12 percent of our invested assets (15 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities typically have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade corporate debt securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2016, our below-investment grade fixed maturity investments had an amortized cost of $3,070.0 million and an estimated fair value of $3,147.8 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2016, we recognized net realized investment gains of $8.3 million, which were comprised of: (i) $47.5 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (v) $32.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income).

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

As of December 31, 2016, we had $28.3 million of investments in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other fixed maturity investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full. Investment income forgone on nonperforming investments was $2.7 million in 2016 and less than $.1 million in both 2015 and 2014.

At December 31, 2016, fixed maturity investments included structured securities with an estimated fair value of $5.4 billion (or 26 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2016.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2016 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,993.9	$1,523.5	$1,535.4
4 percent – 5 percent	1,757.6	1,592.5	1,624.7
5 percent – 6 percent	1,772.2	1,602.2	1,666.7
6 percent – 7 percent	388.1	348.0	364.5
7 percent – 8 percent	55.8	56.2	65.6
8 percent and above	138.7	138.1	138.3
Total structured securities	$6,106.3	$5,260.5	$5,395.2

The amortized cost and estimated fair value of structured securities at December 31, 2016, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$664.8	$710.6	3.4%
Planned amortization classes, target amortization classes and accretion-directed bonds	142.5	156.4	.7
Commercial mortgage-backed securities	1,531.0	1,536.2	7.3
Asset-backed securities	2,641.5	2,710.3	12.9
Collateralized debt obligations	230.0	230.7	1.1
Other	50.7	51.0	.2
Total structured securities	$5,260.5	$5,395.2	25.6%

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

During 2016, we sold $790.2 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $95.2 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

Other Investments

At December 31, 2016, we held commercial mortgage loan investments with a carrying value of $1,768.0 million (or 6.7 percent of total invested assets) and a fair value of $1,800.1 million. We had no mortgage loans that were in the process of foreclosure at December 31, 2016. During 2016, 2015 and 2014, we recognized nil, nil and $6.8 million, respectively, of impairments on commercial mortgage loans. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 14 percent, 9 percent, 7 percent and 6 percent of the mortgage loan balance were on properties located in California, Texas, Maryland and Florida, respectively. No other state comprised greater than five percent of the mortgage loan balance.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2016 (dollars in millions):

	Number of loans	Carrying value
Retail	117	$487.9
Multi-family	37	508.4
Office building	33	332.8
Industrial	29	249.6
Other	26	189.3
Total commercial mortgage loans	242	$1,768.0

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2016 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	113	$187.7
$5 million but less than $10 million	65	457.9
$10 million but less than $20 million	40	546.8
Over $20 million	24	575.6
Total commercial mortgage loans	242	$1,768.0

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2016 (dollars in millions):

	Number of loans	Carrying value
2017	15	$86.5
2018	30	141.1
2019	20	39.8
2020	8	32.0
2021	14	108.4
after 2021	155	1,360.2
Total commercial mortgage loans	242	$1,768.0

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2016 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$976.5	$1,004.2	$2,393.0
60% to 70%	394.7	396.7	596.2
Greater than 70% to 80%	282.3	286.2	385.1
Greater than 80% to 90%	75.3	74.0	89.5
Greater than 90%	39.2	39.0	42.0
Total	$1,768.0	$1,800.1	$3,505.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2016, we held $363.4 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities (including investments backing the market strategies of our multibucket annuity products) and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets also include options backing our fixed index products, COLI and certain nontraditional investments, including investments in limited partnerships, promissory notes, hedge funds and real estate investments held for sale.

At December 31, 2016, we held investments with an amortized cost of $1,708.6 million and an estimated fair value of $1,724.3 million related to variable interest entities that we are required to consolidate. The investment portfolio held by the variable interest entities is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2016 and December 31, 2015, primarily reflect: (i) our net income for 2016; (ii) changes in the fair value of our fixed maturity securities, available for sale; and (iii) payments to repurchase common stock of $203.0 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, equity securities and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2016, we increased the carrying value of such investments by $1.3 billion as a result of this fair value adjustment.

Our capital structure as of December 31, 2016 and December 31, 2015 was as follows (dollars in millions):

	December 31, 2016	December 31, 2015
Total capital:
Corporate notes payable	$912.9	$911.1
Shareholders’ equity:
Common stock	1.7	1.8
Additional paid-in capital	3,212.1	3,386.8
Accumulated other comprehensive income	622.4	402.8
Retained earnings	650.7	347.1
Total shareholders’ equity	4,486.9	4,138.5
Total capital	$5,399.8	$5,049.6

The following table summarizes certain financial ratios as of and for the years ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Book value per common share	$25.82	$22.49
Book value per common share, excluding accumulated other comprehensive income (a)	22.24	20.30
Ratio of earnings to fixed charges	2.43X	2.59X
Debt to total capital ratios:
Corporate debt to total capital	16.9%	18.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.1%	19.6%
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

Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the Company paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities.  BRe was a reinsurer that was not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe was not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which meets the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions.

As a result of certain irregularities that had come to our attention regarding BRe (including its relationship with Platinum Partners LP ("Platinum") and the valuation and appropriateness of the collateral deposited in trusts by BRe for Washington National and BCLIC), CNO commenced an independent third-party audit by a forensic accounting firm in late June 2016 of certain investments deposited in the trusts by BRe. Such investments included assets valued at that time using unobservable inputs that contained assumptions determined by BRe. The initial scope of CNO’s audit was a subset of investments which had an estimated fair value of approximately $62 million as of September 30, 2016. In September 2016, Washington National and BCLIC expanded the scope of the independent audit to include additional investments for which we estimated the fair value to be approximately $63 million as of September 30, 2016.

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

On September 29, 2016, Washington National and BCLIC sent written notices to Wilmington Trust, N.A., the trustee of the BRe reinsurance trusts, pursuant to which Washington National and BCLIC notified the trustee that they were exercising their rights under the reinsurance agreements to withdraw all of the assets from the reinsurance trust accounts. Assets included in these accounts were subsequently transferred to accounts of Washington National and BCLIC.

On September 29, 2016, Washington National and BCLIC gave written notice to BRe that they were terminating their reinsurance agreements with BRe effective immediately, after concluding that BRe’s material breaches of the reinsurance agreements are incurable, and that it is in the best interests of Washington National and BCLIC policyholders and other key stakeholders to terminate the reinsurance agreements.

The aforementioned independent audit of these investments was completed in the fourth quarter of 2016. The audit confirmed that the assets in the initial scope of the audit bore some connection to Platinum or to parties that have had past or present associations with Platinum. Based on information obtained through the audit, the investments included in the additional scope of the audit do not appear to have clear connections to Platinum or to parties that have had past or present associations with Platinum. However, CNO and the auditor retained by CNO also concluded that many of the values that had been assigned to these investments by BRe, and summarized in reports prepared by its valuation firm, were inaccurate due to the use of flawed methodologies.

In addition to the investments subject to the independent audits, Washington National and BCLIC received approximately $380 million in other investments and cash balances in the recapture. A substantial portion of these investments have been sold or redeemed since the recapture. We recognized net realized losses totaling $5.3 million in the quarter ended December 31, 2016, related to the transferred investments (including the impacts of the audit findings and repositioning of the assets). The activity in the fourth quarter of 2016 with respect to the assets received in the recapture is summarized below (dollars in millions):

	September 30, 2016 values	Net cash flows (1)	Realized losses and impairments (2)	Other activity (3)	December 31, 2016 values
Investments included in initial scope of audit	$62.2	$(13.5)	$.4	$3.9	$53.0
Investments included in additional scope of audit	62.6	(11.6)	(1.7)	1.9	51.2
Investments not included in scope of audit:
Fixed maturities and other invested assets	319.4	(299.1)	(4.0)	.6	16.9
Cash and investment purchases subsequent to recapture	60.4	324.2	—	(3.9)	380.7
Total investments	$504.6	$—	$(5.3)	$2.5	$501.8

A summary of the values for the remaining investments that were included in the aforementioned independent audits as of December 31, 2016, is summarized below (dollars in millions):

	Investments included in initial scope of audit	Investments included in additional scope of audit	Total investments included in the scope of audit
Lease related investments	$—	$27.4	$27.4
Mortgage loans secured by real estate	1.0	16.1	17.1
Senior secured loans to companies in the energy sector (4)	13.8	—	13.8
Senior secured loans to other companies	17.6	3.4	21.0
Life settlement financing	6.8	1.0	7.8
Secured term loan issued by Platinum Partners Credit Opportunity Master Fund L.P.	4.4	—	4.4
Preferred and common stock	2.7	.9	3.6
Other	6.7	2.4	9.1
Total investments	$53.0	$51.2	$104.2

________________

(1)	Net cash flows from sales, redemptions and investment purchases during the quarter ended December 31, 2016.

(2)	Includes $4.6 million of impairment charges and $.7 million of net realized losses recognized on the sale of transferred investments.

(3)	Includes amortization of discount and premium and changes in estimated fair values of investments during the quarter ended December 31, 2016.

(4)
Includes: (i) $5.0 million of loans issued by Golden Gate Oil, LLC with a par value of $11.6 million; and (ii) $6.7 million of loans issued by the parent of Agera Energy LLC with a par value of $10.9 million. The issuers of this debt have been referred to in recent articles regarding Platinum.

We recognized a pre-tax loss of $75.4 million in the third quarter of 2016 related to the termination of the reinsurance agreements and the recapture of the long-term care business as summarized below (dollars in millions):

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

In order to increase its excess capital position, CNO suspended its share repurchase program for the remainder of 2016, but expects to begin repurchasing shares in the first quarter of 2017, absent compelling alternatives.

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2016, were as follows (dollars in millions):

		Payment due in
	Total	2017	2018-2019	2020-2021	Thereafter
Insurance liabilities (a)	$57,475.3	$3,650.9	$7,406.8	$7,231.6	$39,186.0
Notes payable (b)	1,206.6	43.9	185.9	384.9	591.9
Investment borrowings (c)	1,842.0	186.6	723.5	858.9	73.0
Borrowings related to variable interest entities (d)	2,180.5	68.7	104.5	103.3	1,904.0
Postretirement plans (e)	266.8	7.0	14.9	15.6	229.3
Operating leases and certain other contractual commitments (f)	303.8	118.6	152.7	26.6	5.9
Total	$63,275.0	$4,075.7	$8,588.3	$8,620.9	$41,990.1

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $22.7 billion included in our consolidated balance sheet as of December 31, 2016. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2016. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings primarily represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2016.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.25 percent.

(f)
Includes amounts related to noncancellable operating leases, sponsorship agreements and commitments to purchase investments. Also included are obligations with third parties for information technology services, software maintenance and license agreements and consulting services.

It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

•	An adverse decision in pending or future litigation.

•	An inability to obtain rate increases on certain of our insurance products.

•	Worse than anticipated claims experience.

•	Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

•	An inability to meet and/or maintain the covenants in our Revolving Credit Agreement.

•	A significant increase in policy surrender levels.

•	A significant increase in investment defaults.

•	An inability of our reinsurers to meet their financial obligations.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2016, the carrying value of the FHLB common stock was $71.2 million.  As of December 31, 2016, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2016, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2016
$50.0	January 2018	Variable rate – 1.226%
50.0	January 2018	Variable rate – 1.222%
50.0	February 2018	Variable rate – 1.191%
50.0	February 2018	Variable rate – 1.001%
22.0	February 2018	Variable rate – 1.267%
100.0	May 2018	Variable rate – 1.206%
50.0	July 2018	Variable rate – 1.360%
50.0	August 2018	Variable rate – 1.022%
10.0	December 2018	Variable rate – 1.266%
50.0	January 2019	Variable rate – 1.300%
50.0	February 2019	Variable rate – 1.001%
100.0	March 2019	Variable rate – 1.216%
21.8	July 2019	Variable rate – 1.234%
15.0	October 2019	Variable rate – 1.399%
50.0	May 2020	Variable rate – 1.224%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.622%
100.0	September 2020	Variable rate – 1.416%
50.0	September 2020	Variable rate – 1.416%
75.0	September 2020	Variable rate – 1.118%
100.0	October 2020	Variable rate – 1.109%
50.0	December 2020	Variable rate – 1.335%
100.0	July 2021	Variable rate – 1.431%
57.7	July 2021	Variable rate – 1.411%
100.0	August 2021	Variable rate – 1.400%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 1.236%
50.0	September 2021	Variable rate – 1.477%
25.4	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.4

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

Our estimated consolidated statutory RBC ratio of 459 percent at December 31, 2016, reflects estimated consolidated statutory operating earnings of $286 million (including approximately $110 million loss on the recapture of long-term care business), $200.0 million of capital contributions to the insurance subsidiaries from the holding company (related to the charge and additional capital required to support the recapture of the long-term care business) and dividends to the holding company of $274.3 million during 2016.

During 2016, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Washington National, BCLIC and Bankers Life were $111.0 million, $32.0 million and $186.4 million, respectively, at December 31, 2016. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

On February 8, 2017, A.M. Best affirmed the financial strength ratings of "A-" of our primary insurance subsidiaries and the outlook for these ratings is stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

On January 12, 2017, Fitch affirmed its "BBB+" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings is stable. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On October 4, 2016, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries. The outlook for these ratings is negative. S&P’s negative outlook reflects their concerns related to the Company's recapture of the ceded business as further described under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On May 9, 2016, Moody's affirmed the financial strength ratings of "Baa1" of our primary insurance subsidiaries and the outlook for these ratings is stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are seven ratings above the "Baa1" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2016, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $107.6 million; (ii) fixed income investments of $84.3 million; and (iii) equity securities of $71.7 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2016	2015	2014
Dividends from insurance subsidiaries, net of contributions	$74.3	$265.7	$174.0
Surplus debenture interest	56.0	60.6	63.3
Fees for services provided pursuant to service agreements	78.6	70.1	92.5
Total dividends and other distributions paid by insurance subsidiaries	$208.9	$396.4	$329.8

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2016, our insurance subsidiaries paid dividends to CDOC totaling $274.3 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 400 percent at December 31, 2016.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2016, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$541.7	(a)
Colonial Penn	(296.1)	(b)
____________________

(a)	Bankers Life paid dividends of $143.7 million to CLTX in 2016.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. As further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off", CNO made $200.0 million of capital contributions to its insurance subsidiaries on September 30, 2016.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal	Interest (a)
2017	$—	$43.9
2018	—	43.9
2019	100.0	42.0
2020	325.0	33.6
2021	—	26.3
2022 and thereafter	500.0	91.9
	$925.0	$281.6
_________________________

(a)	Based on interest rates as of December 31, 2016.

In May 2011, the Company announced a common share repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities. In 2016, we repurchased 11.7 million shares of common stock for $203.0 million under our securities repurchase program. The Company had remaining repurchase authority of $252.7 million as of December 31, 2016. We currently anticipate repurchasing a total of approximately $200 million to $275 million of our common stock during 2017, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock, acquisition transactions or ceding commissions related to reinsurance transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

We have previously disclosed that our strategic priorities include a reduction of our relative long-term care exposure. To achieve this goal, it is likely that we will need to transfer the risks of a portion of this business through one or more reinsurance transactions. A substantial ceding commission could be paid by the Company to transfer long-term care risk through reinsurance, depending on the specific types of risks and amounts ceded. The long-term care business written after 2007 has positive margins. The comprehensive and home health care long-term care business written before 2007 has negative margins and would likely require the payment of a significant ceding commission in a reinsurance transaction. The payment of a ceding commission by the Company would likely result in the recognition of a loss upon the completion of a reinsurance transaction. Due to our current tax position, it is likely that a portion of the tax benefit recognized on the loss would not be realized and we may be required to increase our valuation allowance for deferred tax assets. Although we believe reducing our exposure to the risk of long-term care business through reinsurance would benefit the Company in the long term, such a transaction could initially adversely impact certain aspects of our financial position, results of operations and/or cash flow, including the cash available to repurchase shares of our common stock.
In 2016, 2015 and 2014, dividends declared and paid on common stock totaled $54.8 million ($0.31 per common share), $52.0 million ($0.27 per common share) and $51.0 million ($0.24 per common share), respectively. In May 2016, the Company increased its quarterly common stock dividend to $0.08 per share from $0.07 per share.

On February 8, 2017, A.M. Best affirmed our issuer credit and senior unsecured debt ratings of "bbb-" and the outlook for these ratings is stable. In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

On January 12, 2017, Fitch affirmed its “BB+” rating on our issuer credit and senior unsecured debt. The outlook for these ratings is stable. In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

On October 4, 2016, S&P affirmed our issuer credit and unsecured debt ratings of "BB+". The outlook for these ratings is negative. S&P’s negative outlook reflects their concern related to the Company's recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

On May 9, 2016, Moody's affirmed our issuer credit and senior unsecured debt ratings of "Ba1" and the outlook for these ratings is stable. In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are ten ratings above CNO's "Ba1" rating and ten ratings that are below its rating.

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. There were no such borrowings outstanding at December 31, 2016.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however at December 31, 2016, approximately 23 percent of our total insurance liabilities, or approximately $5.2 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on the performance of our investment portfolio as a result of changes in the prepayment rate of various securities. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and achieving adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2016, approximately 23 percent of our insurance liabilities had interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 24 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2016, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.5 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2016, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.0 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $365 million if interest rates were to increase by 10 percent from their levels at December 31, 2016. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2016, we recognized net realized investment gains of $8.3 million, which were comprised of: (i) $47.5 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (v) $32.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income). During 2015, we recognized net realized investment losses of $36.6 million, which were comprised of: (i) $8.2 million of net gains from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $9.2 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and (v) $39.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income). During 2014, we recognized net realized investment gains of $36.7 million, which were comprised of: (i) $54.4 million of net gains from the sales of investments (primarily fixed maturities); (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.0 million; and (iv) $27.3 million of writedowns of mortgage loans and other investments for other than temporary declines in fair value recognized through net income.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNO Financial Group, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 21, 2017

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2016 and 2015
(Dollars in millions)

ASSETS

	2016	2015

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2016 - $19,803.1; 2015 - $18,947.0)	$21,096.2	$19,882.9
Equity securities at fair value (cost: 2016 - $580.7; 2015 - $447.4)	584.2	463.0
Mortgage loans	1,768.0	1,721.0
Policy loans	112.0	109.4
Trading securities	363.4	262.1
Investments held by variable interest entities	1,724.3	1,633.6
Other invested assets	589.5	415.1
Total investments	26,237.6	24,487.1
Cash and cash equivalents - unrestricted	478.9	432.3
Cash and cash equivalents held by variable interest entities	189.3	364.4
Accrued investment income	239.6	237.0
Present value of future profits	401.8	449.0
Deferred acquisition costs	1,044.7	1,083.3
Reinsurance receivables	2,260.4	2,859.3
Income tax assets, net	789.7	898.8
Assets held in separate accounts	4.7	4.7
Other assets	328.5	309.2
Total assets	$31,975.2	$31,125.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2016 and 2015
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2016	2015

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,912.7	$10,762.3
Future policy benefits	10,953.3	10,602.1
Liability for policy and contract claims	500.6	487.8
Unearned and advanced premiums	282.5	286.3
Liabilities related to separate accounts	4.7	4.7
Other liabilities	611.4	707.8
Investment borrowings	1,647.4	1,548.1
Borrowings related to variable interest entities	1,662.8	1,676.4
Notes payable – direct corporate obligations	912.9	911.1
Total liabilities	27,488.3	26,986.6
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2016 - 173,753,614; 2015 - 184,028,511)	1.7	1.8
Additional paid-in capital	3,212.1	3,386.8
Accumulated other comprehensive income	622.4	402.8
Retained earnings	650.7	347.1
Total shareholders' equity	4,486.9	4,138.5
Total liabilities and shareholders' equity	$31,975.2	$31,125.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions, except per share data)

	2016	2015	2014
Revenues:
Insurance policy income	$2,601.1	$2,556.0	$2,629.7
Net investment income:
General account assets	1,204.1	1,203.6	1,301.0
Policyholder and reinsurer accounts and other special-purpose portfolios	121.1	30.0	126.4
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	47.9	(8.0)	64.0
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(35.9)	(42.9)	(27.3)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.6	3.0	—
Net impairment losses recognized	(32.3)	(39.9)	(27.3)
Gain (loss) on dissolution of variable interest entities	(7.3)	11.3	—
Total realized gains (losses)	8.3	(36.6)	36.7
Fee revenue and other income	50.5	58.9	50.9
Total revenues	3,985.1	3,811.9	4,144.7
Benefits and expenses:
Insurance policy benefits	2,390.5	2,308.3	2,586.2
Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	75.4	9.0	239.8
Interest expense	116.4	94.9	92.8
Amortization	253.3	260.0	247.4
Loss on extinguishment or modification of debt	—	32.8	.6
Other operating costs and expenses	796.3	739.2	802.8
Total benefits and expenses	3,631.9	3,444.2	3,969.6
Income before income taxes	353.2	367.7	175.1
Income tax expense (benefit):
Tax expense on period income	127.8	129.5	159.2
Valuation allowance for deferred tax assets and other tax items	(132.8)	(32.5)	(35.5)
Net income	$358.2	$270.7	$51.4
Earnings per common share:
Basic:
Weighted average shares outstanding	176,638,000	193,054,000	212,917,000
Net income	$2.03	$1.40	$.24
Diluted:
Weighted average shares outstanding	178,323,000	195,166,000	217,655,000
Net income	$2.01	$1.39	$.24

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions)

	2016	2015	2014
Net income	$358.2	$270.7	$51.4
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	424.4	(1,337.6)	942.9
Amortization of present value of future profits and deferred acquisition costs	(27.9)	157.9	(113.5)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(46.9)	495.3	(624.6)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(18.6)	29.6	(59.0)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.7	(.5)	1.0
Unrealized gains (losses) on investments	331.7	(655.3)	146.8
Change related to deferred compensation plan	8.6	(.1)	(1.4)
Other comprehensive income (loss) before tax	340.3	(655.4)	145.4
Income tax (expense) benefit related to items of accumulated other comprehensive income	(120.7)	232.9	(51.9)
Other comprehensive income (loss), net of tax	219.6	(422.5)	93.5
Comprehensive income (loss)	$577.8	$(151.8)	$144.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2013	$4,095.0	$731.8	$128.4	$4,955.2
Net income	—	—	51.4	51.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $52.3)	—	94.2	—	94.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.4)	—	(.7)	—	(.7)
Cost of common stock and warrants repurchased	(376.5)	—	—	(376.5)
Dividends on common stock	—	—	(51.3)	(51.3)
Stock options, restricted stock and performance units	15.9	—	—	15.9
Balance, December 31, 2014	3,734.4	825.3	128.5	4,688.2
Net income	—	—	270.7	270.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $231.7)	—	(420.4)	—	(420.4)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $1.2)	—	(2.1)	—	(2.1)
Cost of common stock repurchased	(365.2)	—	—	(365.2)
Dividends on common stock	—	—	(52.1)	(52.1)
Stock options, restricted stock and performance units	19.4	—	—	19.4
Balance, December 31, 2015	3,388.6	402.8	347.1	4,138.5
Net income	—	—	358.2	358.2
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $121.5)	—	221.1	—	221.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.8)	—	(1.5)	—	(1.5)
Cost of common stock repurchased	(203.0)	—	—	(203.0)
Dividends on common stock	—	—	(54.6)	(54.6)
Stock options, restricted stock and performance units	28.2	—	—	28.2
Balance, December 31, 2016	$3,213.8	$622.4	$650.7	$4,486.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions)

	2016	2015	2014
Cash flows from operating activities:
Insurance policy income	$2,457.0	$2,423.4	$2,407.9
Net investment income	1,201.0	1,205.9	1,279.0
Fee revenue and other income	50.5	58.9	50.9
Cash and cash equivalents received upon recapture of reinsurance	73.6	—	—
Insurance policy benefits	(1,916.0)	(1,879.4)	(1,968.4)
Payment to reinsurer pursuant to long-term care business reinsured	—	—	(590.3)
Interest expense	(106.0)	(90.0)	(81.7)
Deferrable policy acquisition costs	(242.7)	(246.4)	(242.8)
Other operating costs	(751.2)	(724.4)	(728.8)
Income taxes	(6.7)	(4.1)	(4.0)
Net cash from operating activities	759.5	743.9	121.8	(a)
Cash flows from investing activities:
Sales of investments	2,841.8	2,177.6	2,090.0
Maturities and redemptions of investments	2,507.2	1,853.4	1,618.2
Purchases of investments	(6,159.8)	(4,767.2)	(3,731.6)
Net sales (purchases) of trading securities	(84.2)	(12.3)	4.9
Change in cash and cash equivalents held by variable interest entities	175.1	(296.1)	36.0
Cash and cash equivalents held by subsidiary prior to being sold	—	—	(164.7)
Proceeds from sale of subsidiary	—	—	231.0
Other	(22.5)	(25.0)	(27.5)
Net cash provided (used) by investing activities	(742.4)	(1,069.6)	56.3
Cash flows from financing activities:
Issuance of notes payable, net	—	910.0	—
Payments on notes payable	—	(797.1)	(62.9)
Expenses related to extinguishment or modification of debt	—	(17.8)	(.6)
Issuance of common stock	8.4	6.3	5.0
Payments to repurchase common stock and warrants	(206.7)	(361.5)	(376.5)
Common stock dividends paid	(54.8)	(52.0)	(51.0)
Amounts received for deposit products	1,386.7	1,241.9	1,295.4
Withdrawals from deposit products	(1,181.6)	(1,225.0)	(1,347.3)
Issuance of investment borrowings:
Federal Home Loan Bank	432.7	475.0	350.0
Related to variable interest entities	493.2	544.7	358.5
Payments on investment borrowings:
Federal Home Loan Bank	(333.5)	(425.7)	(367.7)
Related to variable interest entities and other	(514.9)	(132.0)	(88.8)
Investment borrowings - repurchase agreements, net	—	(20.4)	20.4
Net cash provided (used) by financing activities	29.5	146.4	(265.5)
Net increase (decrease) in cash and cash equivalents	46.6	(179.3)	(87.4)
Cash and cash equivalents, beginning of year	432.3	611.6	699.0
Cash and cash equivalents, end of year	$478.9	$432.3	$611.6
______________________

(a)	Cash flows from operating activities reflect outflows in 2014 due to the payment to reinsurer to transfer certain long-term care business.

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In the fourth quarter of 2016, we began reporting as an additional business segment, the long-term care block recaptured from Beechwood Re Ltd. ("BRe"), as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company ("Bankers Life").  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plan products in exchange for a fee.

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

•
Long-term care in run-off consists of the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016. This business is not actively marketed and was issued or acquired by Washington National and Bankers Conseco Life Insurance Company ("BCLIC").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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
Equity securities include available for sale investments in common stock, exchange-traded funds and non-redeemable preferred stock. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders' equity.

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

The cost of reinsurance ceded totaled $123.9 million, $133.6 million and $176.7 million in 2016, 2015 and 2014, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $130.1 million, $167.7 million and $195.3 million in 2016, 2015 and 2014, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $34.0 million, $38.5 million and $35.0 million in 2016, 2015 and 2014, respectively.

In December 2013, two of our insurance subsidiaries entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. Pursuant to the agreements, the insurance subsidiaries paid an additional premium of $96.9 million to BRe and an amount equal to the related net liabilities. The insurance subsidiaries' ceded reserve credits were secured by assets in market-value trusts subject to a 7% over-collateralization, investment guidelines and periodic true-up provisions. Future payments into the trusts to maintain collateral requirements were the responsibility of BRe.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business. As a result of the recapture, we were required to value the assets and liabilities as of the date of recapture based on valuation methodologies that are consistent with the methodologies used by CNO to value its other investments and insurance liabilities. Accordingly, we recognized a loss on the recapture of the long-term care business as summarized below (dollars in millions):

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

At December 31, 2016, our valuation allowance for our net deferred tax assets was $240.2 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

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

At December 31, 2016, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $251.9 million (classified as other invested assets).  At December 31, 2016, we had unfunded commitments to these partnerships of $217.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment borrowings

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2016, the carrying value of the FHLB common stock was $71.2 million.  As of December 31, 2016, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2016, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2016
$50.0	January 2018	Variable rate – 1.226%
50.0	January 2018	Variable rate – 1.222%
50.0	February 2018	Variable rate – 1.191%
50.0	February 2018	Variable rate – 1.001%
22.0	February 2018	Variable rate – 1.267%
100.0	May 2018	Variable rate – 1.206%
50.0	July 2018	Variable rate – 1.360%
50.0	August 2018	Variable rate – 1.022%
10.0	December 2018	Variable rate – 1.266%
50.0	January 2019	Variable rate – 1.300%
50.0	February 2019	Variable rate – 1.001%
100.0	March 2019	Variable rate – 1.216%
21.8	July 2019	Variable rate – 1.234%
15.0	October 2019	Variable rate – 1.399%
50.0	May 2020	Variable rate – 1.224%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.622%
100.0	September 2020	Variable rate – 1.416%
50.0	September 2020	Variable rate – 1.416%
75.0	September 2020	Variable rate – 1.118%
100.0	October 2020	Variable rate – 1.109%
50.0	December 2020	Variable rate – 1.335%
100.0	July 2021	Variable rate – 1.431%
57.7	July 2021	Variable rate – 1.411%
100.0	August 2021	Variable rate – 1.400%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 1.236%
50.0	September 2021	Variable rate – 1.477%
25.4	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.4

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2016, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $2.6 million.

Interest expense of $17.5 million, $10.9 million and $18.7 million in 2016, 2015 and 2014, respectively, was recognized related to total borrowings from the FHLB.

In addition to our borrowings from the FHLB, we may enter into repurchase agreements to increase our investment return as part of our investment strategy as further discussed in the note to the consolidated financial statements entitled

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

"Derivatives". These repurchase agreements are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. There were no such borrowings outstanding at December 31, 2016. We had no such borrowings outstanding at December 31, 2015.

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

From time to time, we utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

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

Multibucket Annuity Products

The Company's multibucket annuity is an annuity product that credits interest based on the experience of a particular market strategy. Policyholders allocate their annuity premium payments to several different market strategies based on different asset classes within the Company's investment portfolio. Interest is credited to this product based on the market return of the given strategy, less management fees, and funds may be moved between different strategies. The Company guarantees a minimum return of premium plus approximately 3 percent per annum over the life of the contract. The investments backing the market strategies of these products are designated by the Company as trading securities. The change in the fair value of these securities is recognized as investment income (classified as income from policyholder and reinsurer accounts and other special-purpose portfolios), which is substantially offset by the change in insurance policy benefits for these products. We hold insurance liabilities of $32.8 million and $37.5 million related to multibucket annuity products as of December 31, 2016 and 2015, respectively.

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.4 million, $3.8 million and $5.1 million during 2016, 2015 and 2014, respectively.  Amounts amortized totaled $11.4 million, $13.8 million and $12.4 million during

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

2016, 2015 and 2014, respectively.  The unamortized balance of deferred sales inducements was $49.4 million and $57.4 million at December 31, 2016 and 2015, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.5 million and $.9 million at December 31, 2016 and 2015, respectively.

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

In November 2016, the FASB issued authoritative guidance to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is expected to impact the presentation of our consolidated statement of cash flows and related cash flow disclosures. The guidance will not impact our consolidated financial position or results of operations.

Adopted Accounting Standards

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

In May 2015, the FASB issued authoritative guidance which requires additional disclosures related to short-duration contracts. The guidance will require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The guidance also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the guidance requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the guidance requires the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The guidance was effective for the Company for annual periods beginning after December 15, 2015, and the interim periods within annual periods beginning after December 15, 2016. The adoption of this guidance had no effect on our consolidated financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2016, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$11,582.6	$1,073.9	$(99.8)	$12,556.7	$—
United States Treasury securities and obligations of United States government corporations and agencies	143.8	20.5	—	164.3	—
States and political subdivisions	1,798.2	186.7	(7.9)	1,977.0	—
Debt securities issued by foreign governments	37.1	.2	(.4)	36.9	—
Asset-backed securities	1,169.6	29.2	(8.7)	1,190.1	—
Collateralized debt obligations	227.5	1.0	(.3)	228.2	—
Commercial mortgage-backed securities	1,467.2	32.9	(26.6)	1,473.5	—
Mortgage pass-through securities	2.3	.2	—	2.5	—
Collateralized mortgage obligations	304.8	14.6	(.2)	319.2	—
Total investment grade fixed maturities, available for sale	16,733.1	1,359.2	(143.9)	17,948.4	—
Below-investment grade (a) (b):
Corporate securities	967.3	26.1	(39.2)	954.2	(3.6)
States and political subdivisions	13.6	—	(1.7)	11.9	(3.0)
Asset-backed securities	1,471.9	55.1	(6.8)	1,520.2	—
Collateralized debt obligations	2.5	—	—	2.5	—
Commercial mortgage-backed securities	63.8	.2	(1.3)	62.7	—
Collateralized mortgage obligations	550.9	46.8	(1.4)	596.3	(1.4)
Total below-investment grade fixed maturities, available for sale	3,070.0	128.2	(50.4)	3,147.8	(8.0)
Total fixed maturities, available for sale	$19,803.1	$1,487.4	$(194.3)	$21,096.2	$(8.0)
Equity securities	$580.7	$11.5	$(8.0)	$584.2
_______________

(a)
Investment ratings – Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's Investor Services, Inc. ("Moody's"), S&P Global Ratings ("S&P") or Fitch Ratings ("Fitch")), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC").  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.

(b)
Certain structured securities rated below-investment grade by NRSROs may be assigned a NAIC 1 or NAIC 2 designation based on the cost basis of the security relative to estimated recoverable amounts as determined by the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

NAIC. Refer to the table below for a summary of our fixed maturity securities, available for sale, by NAIC designations.

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2016 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,715.7	$10,463.2	49.6%
2	8,973.1	9,526.4	45.2
Total NAIC 1 and 2 (investment grade)	18,688.8	19,989.6	94.8
3	711.7	705.4	3.3
4	233.0	229.4	1.1
5	141.3	138.3	.6
6	28.3	33.5	.2
Total NAIC 3,4,5 and 6 (below-investment grade)	1,114.3	1,106.6	5.2
	$19,803.1	$21,096.2	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2016 and 2015, were as follows (dollars in millions):

	2016	2015
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$(1.1)	$1.6
Net unrealized gains on all other investments	1,311.9	903.4
Adjustment to present value of future profits (a)	(106.2)	(121.2)
Adjustment to deferred acquisition costs	(223.5)	(133.3)
Adjustment to insurance liabilities	(13.5)	(14.6)
Unrecognized net loss related to deferred compensation plan	—	(8.6)
Deferred income tax liabilities	(345.2)	(224.5)
Accumulated other comprehensive income	$622.4	$402.8
________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2016, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(94.1) million, $(96.4) million, $(13.5) million and $72.5 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

Below-Investment Grade Securities

At December 31, 2016, the amortized cost of the Company's below-investment grade fixed maturity securities was $3,070.0 million, or 16 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $3,147.8 million, or 103 percent of the amortized cost (refer to the table on page 140 the composition of the below-investment grade portfolio).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$354.7	$359.8
Due after one year through five years	2,243.8	2,399.5
Due after five years through ten years	1,549.1	1,620.8
Due after ten years	10,395.0	11,320.9
Subtotal	14,542.6	15,701.0
Structured securities	5,260.5	5,395.2
Total fixed maturities, available for sale	$19,803.1	$21,096.2

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2016	2015	2014
General account assets:
Fixed maturities	$1,081.4	$1,090.1	$1,175.8
Equity securities	21.5	18.3	13.9
Mortgage loans	91.0	91.4	104.2
Policy loans	7.3	7.3	11.0
Other invested assets	24.3	17.4	17.1
Cash and cash equivalents	2.0	.8	.6
Policyholder and reinsurer accounts and other special-purpose portfolios:
Trading securities (a)	12.2	10.7	14.8
Options related to fixed index products:
Option income (loss)	(40.1)	36.5	118.9
Change in value of options	69.3	(72.7)	(49.4)
Other special-purpose portfolios	79.7	55.5	42.1
Gross investment income	1,348.6	1,255.3	1,449.0
Less investment expenses	23.4	21.7	21.6
Net investment income	$1,325.2	$1,233.6	$1,427.4
_________________

(a)
Changes in the estimated fair value for trading securities still held as of the end of the respective years and included in net investment income were $(.2) million, $.4 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The carrying value of fixed maturities and mortgage loans not accruing investment income totaled $44.1 million and nil at December 31, 2016 and 2015, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2016	2015	2014
Fixed maturity securities, available for sale:
Gross realized gains on sale	$137.7	$95.7	$64.4
Gross realized losses on sale	(95.2)	(88.4)	(13.0)
Impairments:
Total other-than-temporary impairment losses	(15.2)	(17.9)	—
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	3.6	3.0	—
Net impairment losses recognized	(11.6)	(14.9)	—
Net realized investment gains (losses) from fixed maturities	30.9	(7.6)	51.4
Equity securities	20.9	3.7	10.1
Commercial mortgage loans	—	(2.3)	(.1)
Impairments on preferred stock and other investments	(20.7)	(25.0)	(27.3)
Gain (loss) on dissolution of variable interest entities	(7.3)	11.3	—
Other (a)	(15.5)	(16.7)	2.6
Net realized investment gains (losses)	$8.3	$(36.6)	$36.7
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and still held as of the end of the respective periods) were $(.5) million, $(9.2) million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During 2016, we recognized net realized investment gains of $8.3 million, which were comprised of: (i) $47.5 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (v) $32.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income).

During 2016 and 2015, VIEs that were required to be consolidated were dissolved. We recognized a loss of $7.3 million during 2016 and a gain of $11.3 million during 2015, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

During 2015, we recognized net realized investment losses of $36.6 million, which were comprised of: (i) $8.2 million of net gains from the sales of investments; (ii) an $11.3 million gain on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $9.2 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $7.0 million; and (v) $39.9 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($42.9 million, prior to the $3.0 million of impairment losses recognized through accumulated other comprehensive income).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2016, there were five investments in default or considered nonperforming with an aggregate amortized cost and carrying value of $19.2 million and $28.3 million, respectively.

During 2016, the $95.2 million of realized losses on sales of $790.2 million of fixed maturity securities, available for sale, included: (i) $79.2 million related to various corporate securities (including $63.5 million related to sales of investments in the energy sector); (ii) $5.8 million related to commercial mortgage-backed securities; (iii) $5.7 million related to asset-backed securities; and (iv) $4.5 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected cash flows.

During 2016, we recognized $32.3 million of impairment losses recorded in earnings which included: (i) $9.3 million of writedowns on fixed maturities in the energy sector; (ii) $3.7 million of writedowns on a direct loan due to borrower specific events; (iii) $12.7 million of writedowns on a privately placed preferred stock of an entity formed to construct and operate a chemical plant; (iv) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value; and (v) $5.4 million of writedowns on other investments. Factors considered in determining the writedowns of investments in 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of the current low oil prices on issuers in the energy sector.

During 2015, the $88.4 million of realized losses on sales of $724.4 million of fixed maturity securities, available for sale, primarily related to various corporate securities (including $59.7 million related to sales of investments in the energy sector).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments sold at a loss during 2016 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	19	$119.3	$79.2
Greater than or equal to 6 months and less than 12 months prior to sale	7	76.4	45.6
	26	$195.7	$124.8

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2016, other-than-temporary impairments included in accumulated other comprehensive income totaled $8.0 million (before taxes and related amortization).

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year ended
	December 31,
	2016	2015	2014
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.6)	$(1.0)	$(1.3)
Add: credit losses on other-than-temporary impairments not previously recognized	(3.0)	(2.0)	—
Less: credit losses on securities sold	.1	.4	.3
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(5.5)	$(2.6)	$(1.0)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$35.7	$35.0
Due after one year through five years	150.4	145.9
Due after five years through ten years	389.3	370.9
Due after ten years	2,262.3	2,136.9
Subtotal	2,837.7	2,688.7
Structured securities	1,857.2	1,811.9
Total	$4,694.9	$4,500.6

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2016 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	4	$53.8	$(12.1)	$41.7
Greater than 12 months	1.7		(.2)	.5
		$54.5	$(12.3)	$42.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2016 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$8.0	$—	$—	$—	$8.0	$—
States and political subdivisions	176.3	(7.8)	18.3	(1.8)	194.6	(9.6)
Debt securities issued by foreign governments	18.9	(.4)	—	—	18.9	(.4)
Corporate securities	1,907.6	(75.5)	559.6	(63.5)	2,467.2	(139.0)
Asset-backed securities	692.9	(8.5)	262.5	(7.0)	955.4	(15.5)
Collateralized debt obligations	38.3	(.1)	30.8	(.2)	69.1	(.3)
Commercial mortgage-backed securities	525.2	(16.6)	154.0	(11.3)	679.2	(27.9)
Collateralized mortgage obligations	73.6	(.6)	34.6	(1.0)	108.2	(1.6)
Total fixed maturities, available for sale	$3,440.8	$(109.5)	$1,059.8	$(84.8)	$4,500.6	$(194.3)
Equity securities	$239.4	$(8.0)	$—	$—	$239.4	$(8.0)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Based on management's current assessment of investments with unrealized losses at December 31, 2016, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2016 fixed maturity investments included structured securities with an estimated fair value of $5.4 billion (or 26 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2016 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,993.9	$1,523.5	$1,535.4
4 percent – 5 percent	1,757.6	1,592.5	1,624.7
5 percent – 6 percent	1,772.2	1,602.2	1,666.7
6 percent – 7 percent	388.1	348.0	364.5
7 percent – 8 percent	55.8	56.2	65.6
8 percent and above	138.7	138.1	138.3
Total structured securities	$6,106.3	$5,260.5	$5,395.2

The amortized cost and estimated fair value of structured securities at December 31, 2016, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$664.8	$710.6	3.4%
Planned amortization classes, target amortization classes and accretion-directed bonds	142.5	156.4	.7
Commercial mortgage-backed securities	1,531.0	1,536.2	7.3
Asset-backed securities	2,641.5	2,710.3	12.9
Collateralized debt obligations	230.0	230.7	1.1
Other	50.7	51.0	.2
Total structured securities	$5,260.5	$5,395.2	25.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Commercial Mortgage Loans

At December 31, 2016, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 14 percent, 9 percent, 7 percent and 6 percent of the mortgage loan balance were on properties located in California, Texas, Maryland and Florida, respectively. No other state comprised greater than five percent of the mortgage loan balance. None of the commercial mortgage loan balance was noncurrent at December 31, 2016. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. We do not hold groups of smaller-balance homogeneous loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans.

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of December 31, 2016 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$976.5	$1,004.2	$2,393.0
60% to 70%	394.7	396.7	596.2
Greater than 70% to 80%	282.3	286.2	385.1
Greater than 80% to 90%	75.3	74.0	89.5
Greater than 90%	39.2	39.0	42.0
Total	$1,768.0	$1,800.1	$3,505.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $36.7 million and $38.2 million at December 31, 2016 and 2015, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2016 and 2015.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2016 and 2015.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2016 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,252.4	$258.5	$13,510.9
United States Treasury securities and obligations of United States government corporations and agencies	—	164.3	—	164.3
States and political subdivisions	—	1,988.9	—	1,988.9
Debt securities issued by foreign governments	—	33.0	3.9	36.9
Asset-backed securities	—	2,649.9	60.4	2,710.3
Collateralized debt obligations	—	225.3	5.4	230.7
Commercial mortgage-backed securities	—	1,504.2	32.0	1,536.2
Mortgage pass-through securities	—	2.5	—	2.5
Collateralized mortgage obligations	—	915.5	—	915.5
Total fixed maturities, available for sale	—	20,736.0	360.2	21,096.2
Equity securities - corporate securities	359.9	199.1	25.2	584.2
Trading securities:
Corporate securities	—	19.0	—	19.0
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	94.3	—	94.3
Collateralized debt obligations	—	2.4	—	2.4
Commercial mortgage-backed securities	—	163.9	—	163.9
Collateralized mortgage obligations	—	78.4	—	78.4
Equity securities	4.9	—	—	4.9
Total trading securities	4.9	358.5	—	363.4
Investments held by variable interest entities - corporate securities	—	1,724.3	—	1,724.3
Other invested assets - derivatives	—	111.9	—	111.9
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$364.8	$23,134.5	$385.4	$23,884.7

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,092.3	$1,092.3

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2016
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,800.1	$1,800.1	$1,768.0
Policy loans	—	—	112.0	112.0	112.0
Other invested assets:
Company-owned life insurance	—	165.0	—	165.0	165.0
Cash and cash equivalents:
Unrestricted	473.6	5.3	—	478.9	478.9
Held by variable interest entities	189.3	—	—	189.3	189.3
Liabilities:
Policyholder account balances	—	—	10,912.7	10,912.7	10,912.7
Investment borrowings	—	1,650.0	—	1,650.0	1,647.4
Borrowings related to variable interest entities	—	1,675.2	—	1,675.2	1,662.8
Notes payable – direct corporate obligations	—	931.9	—	931.9	912.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2016 (dollars in millions):

	December 31, 2016
	Beginning balance as of December 31, 2015	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2016	Amount of total gains (losses) for the year ended December 31, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$170.4	$76.5	$(10.7)	$9.1	$20.3	$(7.1)	$258.5	$(10.9)
Debt securities issued by foreign governments	—	4.0	—	(.1)	—	—	3.9	—
Asset-backed securities	35.9	9.7	—	2.2	26.3	(13.7)	60.4	—
Collateralized debt obligations	—	5.4	—	—	—	—	5.4	—
Commercial mortgage-backed securities	1.1	16.9	—	.1	13.9	—	32.0	—
Mortgage pass-through securities	.1	(.1)	—	—	—	—	—	—
Total fixed maturities, available for sale	207.5	112.4	(10.7)	11.3	60.5	(20.8)	360.2	(10.9)
Equity securities - corporate securities	32.0	5.5	(12.7)	.4	—	—	25.2	(12.7)
Trading securities - commercial mortgage-backed securities	39.9	—	—	—	—	(39.9)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,057.1)	(96.0)	60.8	—	—	—	(1,092.3)	60.8

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  In addition, such activity includes the investments received upon the recapture of reinsurance agreements with BRe on September 29, 2016. The following summarizes such activity for the year ended December 31, 2016 (dollars in millions):

	Purchases	Received in reinsurance recapture	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$18.5	$89.2	$(31.2)	$—	$—	$76.5
Debt securities issued by foreign governments	4.0	—	—	—	—	4.0
Asset-backed securities	16.9	—	(7.2)	—	—	9.7
Collateralized debt obligations	5.4	—	—	—	—	5.4
Commercial mortgage-backed securities	17.0	—	(.1)	—	—	16.9
Mortgage pass-through securities	—	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	61.8	89.2	(38.6)	—	—	112.4
Equity securities - corporate securities	3.3	2.2	—	—	—	5.5
Trading securities - corporate securities	.2	—	(.2)	—	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(148.3)	—	21.2	(28.9)	60.0	(96.0)

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

At December 31, 2016, 46 percent of our Level 3 fixed maturities, available for sale, were investment grade and 72 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2016 (dollars in millions):

	Fair value at December 31, 2016	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$148.5	Discounted cash flow analysis	Discount margins	1.35% - 27.71% (13.52%)
Corporate securities (b)	14.8	Recovery method	Percent of recovery expected	5% - 69% (55%)
Asset-backed securities (c)	24.0	Discounted cash flow analysis	Discount margins	2.06% - 3.64% (2.76%)
Equity security (d)	25.2	Market multiple	Projected cash flows	0.4% - 6.2% (5.9%)
Other assets categorized as Level 3 (e)	172.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	385.4
Liabilities:
Future policy benefits (f)	1,092.3	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.18 - 3.06% (2.07%)
			Surrender rates	0.94% - 46.48% (13.52%)
________________________________

(a)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(b)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would result in a significantly higher (lower) fair value measurement.

(c)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2016	2015

Long-term care	Company experience	Company experience	Company experience	6%	$5,346.1	$5,172.2
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,322.1	2,248.7
Accident and health contracts	Company experience	Company experience	Company experience	5%	2,695.6	2,589.9
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	52.2	44.7
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	4%	537.3	546.6
Total					$10,953.3	$10,602.1
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account balances are summarized as follows (dollars in millions):

	2016	2015
Fixed index annuities	$5,324.5	$4,884.4
Other annuities	4,541.8	4,885.1
Interest-sensitive life insurance contracts	1,046.4	992.8
Total	$10,912.7	$10,762.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2016	2015	2014
Balance, beginning of year	$1,731.8	$1,679.5	$1,710.1
Less reinsurance receivables	(130.0)	(125.0)	(164.1)
Net balance, beginning of year	1,601.8	1,554.5	1,546.0
Incurred claims related to:
Current year	1,526.4	1,481.0	1,468.1
Prior years (a)	96.6	(13.3)	(39.9)
Total incurred	1,623.0	1,467.7	1,428.2
Interest on claim reserves	75.3	71.0	70.5
Paid claims related to:
Current year	837.2	841.8	848.7
Prior years	671.3	649.6	641.5
Total paid	1,508.5	1,491.4	1,490.2
Net balance, end of year	1,791.6	1,601.8	1,554.5
Add reinsurance receivables (payables)	(14.0)	130.0	125.0
Balance, end of year	$1,777.6	$1,731.8	$1,679.5
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2016	2015	2014
Current tax expense (benefit)	$(45.2)	$10.7	$15.6
Deferred tax expense	173.0	118.6	143.6
Valuation allowance applicable to current year income	(14.0)	—	—
Income tax expense calculated based on estimated annual effective tax rate	113.8	129.3	159.2
Income tax expense on discrete items:
Tax expense related to the sale of Conseco Life Insurance Company (a)	—	—	14.2
Change in valuation allowance	40.7	(32.5)	(48.8)
IRS settlement	(170.4)	—	—
Other items	10.9	.2	(.9)
Total income tax expense (benefit)	$(5.0)	$97.0	$123.7

_________________________
(a) Conseco Life Insurance Company ("CLIC") was a wholly owned subsidiary prior to its sale on July 1, 2014.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2016	2015	2014
U.S. statutory corporate rate	35.0%	35.0%	35.0%
Valuation allowance	7.6	(8.8)	(27.9)
Non-taxable income and nondeductible benefits, net	(1.1)	(.2)	(.9)
State taxes	2.2	2.1	1.5
Impact of IRS settlement	(48.2)	—	—
Impact of the sale of CLIC	—	—	66.3
Other items	3.1	(1.7)	(3.4)
Effective tax rate	(1.4)%	26.4%	70.6%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2016	2015
Deferred tax assets:
Net federal operating loss carryforwards	$882.9	$916.3
Net state operating loss carryforwards	12.3	14.1
Tax credits	.7	55.3
Capital loss carryforwards	—	13.8
Investments	17.8	26.5
Insurance liabilities	668.4	600.3
Other	65.6	63.0
Gross deferred tax assets	1,647.7	1,689.3
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(277.8)	(305.4)
Accumulated other comprehensive income	(344.1)	(223.8)
Gross deferred tax liabilities	(621.9)	(529.2)
Net deferred tax assets before valuation allowance	1,025.8	1,160.1
Valuation allowance	(240.2)	(213.5)
Net deferred tax assets	785.6	946.6
Current income taxes prepaid (accrued)	4.1	(47.8)
Income tax assets, net	$789.7	$898.8

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

Based on our assessment, it appears more likely than not that $785.6 million of our total deferred tax assets of $1,025.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $240.2 million at December 31, 2016 ($230.2 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2016, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income, adjusted for the reinsurance recapture, of approximately $335 million consisted of $85 million of non-life taxable income and $250 million of life taxable income.

Based on our assessment, we recognized an increase to the allowance for deferred tax assets of $26.7 million in 2016. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2013	$294.8
Decrease in 2014	(48.8)	(a)
Balance, December 31, 2014	246.0
Decrease in 2015	(32.5)	(b)
Balance, December 31, 2015	213.5
Increase in 2016	26.7	(c)
Balance, December 31, 2016	$240.2
___________________

(a)	The 2014 reduction to the deferred tax valuation allowance primarily resulted from tax examination adjustments and the tax gain on the sale of CLIC.

(b)	The 2015 reduction to the deferred tax valuation allowance primarily resulted from higher actual and projected non-life income.

(c)	The 2016 increase to the deferred tax valuation allowance primarily resulted from additional non-life NOLs due to the settlement with the Internal Revenue Service (the "IRS").

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

limitation on the extent to which losses realized by a life insurance entity (or entities) may offset income from a non-life entity (or entities). This limitation is the primary reason a valuation allowance for NOLs is required.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.68 percent at December 31, 2016), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2016, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On May 4, 2016, our shareholders approved an amendment (the "2016 Section 382 Charter Amendment") to CNO's certificate of incorporation, which extended the expiration date for the Extended Section 382 Charter Amendment until July 31, 2019. The 2016 Section 382 Charter Amendment became effective on July 31, 2016.

As of December 31, 2016, we had $2.5 billion of federal NOLs (all of which were non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,936.0
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	1.7
Total federal NOLs	$2,522.6

We also had deferred tax assets related to NOLs for state income taxes of $12.3 million and $14.1 million at December 31, 2016 and 2015, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (dollars in millions):

	Years ended December 31,
	2016	2015

Balance at beginning of year	$234.2	$228.7
Increase based on tax positions taken in prior years	3.4	5.5
Decrease in unrecognized tax benefits related to settlements with taxing authorities	(237.6)	—
Balance at end of year	$—	$234.2

As of December 31, 2016 and 2015, nil and $155.4 million, respectively, of our unrecognized tax benefits, if recognized, would affect the effective tax rate. The remaining balances relate to timing differences which, if recognized, would have no effect on the Company's tax expense. The Company recognizes interest related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. Such amounts were not significant in each of the three years ended December 31, 2016. The liability for accrued interest was nil and $3.2 million at December 31, 2016 and 2015, respectively.

In the fourth quarter of 2016, we reached a settlement with the IRS related to two uncertain tax positions: (i) $280.7 million of life NOLs and $130.0 million of non-life NOLs related to the classification of the loss on our investment in Conseco Senior Health Insurance Company when it was transferred to an independent trust in 2008; and (ii) $66.7 million of non-life NOLs related to a bad debt deduction with respect to a stock purchase loan made by our Predecessor to a member of its board of directors. The settlement resulted in a reduction to tax expense of approximately $118.7 million in the fourth quarter of 2016

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(the period in which these matters were settled and the fully executed documentation was received). The $118.7 million benefit includes: (i) a $98.2 million tax benefit related to additional life NOLs; (ii) a $17.1 million tax benefit related to additional non-life NOLs (net of an increase to the deferred tax valuation allowance of $51.7 million); and (iii) a $3.4 million reduction in interest recognized in prior periods on alternative minimum tax that will no longer be required to be paid.

The additional life NOLs related to the settlement offset our life taxable income in the third and fourth quarters of 2016 and the tax gain realized on the recapture of the ceded long-term care business from BRe. The settlement also reduced the amount of current income tax accrued at December 31, 2016, as presented in the components of income tax assets and liabilities schedule provided in this note to consolidated financial statements by approximately $50 million.

All of the additional life NOLs were utilized by December 31, 2016. Accordingly, we will begin making federal tax payments equal to the prescribed federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

The IRS is also conducting an examination of 2011 through 2014. In connection with this exam, we have agreed to extend the statute of limitations for 2011 through 2013 to September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2013, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

In accordance with GAAP, we are precluded from recognizing the tax benefits of any tax windfall upon the exercise of a stock option or the vesting of restricted stock unless such deduction resulted in actual cash savings to the Company. Because of the Company's NOLs, no cash savings have occurred. The value of NOL carryforwards of $15.7 million related to deductions for stock options and restricted stock would have been reflected in additional paid-in capital if realized. Effective January 1, 2017, the Company will adopt new authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, any excess tax benefits are recognized as an income tax benefit in the income statement. The new guidance is applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings for all tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable. Since a corresponding valuation allowance of $15.7 million will be recognized as a result of adopting this guidance, there will be no impact to our consolidated financial statements related to this provision of the new guidance.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2016 and 2015 (dollars in millions):

	2016	2015
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issuance costs	(12.1)	(13.9)
Direct corporate obligations	$912.9	$911.1

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

The Company used the proceeds of the offering of the Notes, together with borrowings under the Revolving Credit Agreement (as defined below): (i) to repay all amounts outstanding under our Previous Senior Secured Credit Agreement (as defined below); (ii) to redeem and satisfy and discharge all of the outstanding 6.375% Senior Secured Notes due October 2020 (the "6.375% Notes"); and (iii) to pay fees and expenses related to the offering of the Notes and the foregoing transactions. The remaining proceeds of the Notes and the borrowings under the Revolving Credit Agreement were used for general corporate purposes, including share repurchases.

The 2020 Notes mature on May 30, 2020, and the 2025 Notes mature on May 30, 2025. Interest on the 2020 Notes is payable at 4.500% per annum. Interest on the 2025 Notes is payable at 5.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on May 30 and November 30 of each year, commencing on November 30, 2015.

The Notes are the Company's senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under a $150.0 million four-year unsecured revolving credit agreement (the "Revolving Credit Agreement"). The Notes are effectively subordinated to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

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

Revolving Credit Agreement

On May 19, 2015, the Company entered into the Revolving Credit Agreement, with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement, resulting in $50.0 million available for additional borrowings. The Revolving Credit Agreement matures on May 19, 2019.

The Revolving Credit Agreement includes an uncommitted subfacility for swingline loans of up to $5.0 million, and up to $5.0 million of the Revolving Credit Agreement is available for the issuance of letters of credit. The Company may incur additional incremental loans under the Revolving Credit Agreement in an aggregate principal amount of up to $50.0 million, provided that there are no events of default and subject to certain other terms and conditions including the delivery of certain documentation.

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At December 31, 2016, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 2.77 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement will accrue a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid. In addition, a fronting fee, in an amount equal to 0.125% per annum on the aggregate face amount of the outstanding letters of credit, will be payable to the issuers of such letters of credit.

The Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•	subsidiary debt;

•	liens;

•	restrictive agreements;

•	restricted payments during the continuance of an event of default;

•	disposition of assets and sale and leaseback transactions;

•	transactions with affiliates;

•	change in business;

•	fundamental changes;

•	modification of certain agreements; and

•	changes to fiscal year.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.4 percent at December 31, 2016); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 459 percent at December 31, 2016); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,864.5 million at December 31, 2016 compared to the minimum requirement of $2,680.8 million).

The Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•	non-payment;

•	breach of representations, warranties or covenants;

•	cross-default and cross-acceleration;

•	bankruptcy and insolvency events;

•	judgment defaults;

•	actual or asserted invalidity of documentation with respect to the Revolving Credit Agreement;

•	change of control; and

•	customary ERISA defaults.

If an event of default under the Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the Revolving Credit Agreement.

Previous Senior Secured Credit Agreement

The Company used a portion of the net proceeds from its offering of the Notes, together with borrowings under the New Revolving Credit Agreement, to repay all of the outstanding borrowings under its credit agreement, dated as of September 28, 2012 (as amended by the First Amendment to Credit Agreement dated May 20, 2013, and as further amended by the Second Amendment to Credit Agreement dated May 30, 2014, the "Previous Senior Secured Credit Agreement") among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as agent. The Previous Senior Secured Credit Agreement consisted of: (i) a six-year term loan facility with $389.8 million outstanding prior to repayment; (ii) a four-year term loan facility with $112.5 million outstanding prior to repayment; and (iii) a $50.0 million three-year revolving credit facility that had no outstanding principal balance. Upon repayment of all such outstanding borrowings on May 19, 2015, all of the commitments under the Previous Senior Secured Credit Agreement were terminated, all of the collateral securing the facilities thereunder was released, the related security, guarantee and intercreditor agreements were terminated and any remaining restrictive covenants and certain additional events of default contained in the Previous Senior Secured Credit Agreement ceased to have effect.

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

In 2014, we recognized a loss on extinguishment or modification of debt totaling $.6 million consisting of: (i) $.4 million of expenses related to the amendment of a previous senior secured credit agreement; and (ii) $.2 million related to the repurchase of the remaining $3.5 million principal amount of 7.0% Senior Debentures due 2016.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2016 (dollars in millions):

Year ending December 31,
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

On September 29, 2016, Washington National and BCLIC commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against BRe based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. BRe filed a counterclaim against Washington National and BCLIC in the arbitration alleging damages relating to the reinsurance agreements and their termination.  In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, Case No. 16-cv-7646, alleging, among other claims, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, fraudulent misrepresentation/fraudulent concealment, aiding and abetting a fraud, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and Washington National and BCLIC, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP and its affiliates. Washington National and BCLIC intend to vigorously pursue their claims for damages and other remedies in the arbitration and the litigation described above.
On July 20, 2007, a complaint was filed in the Hamilton County, Indiana Circuit Court, Signature Estates of Indiana, Inc. d/b/a Gordon Marketing, Stephens-Matthews Marketing, Inc., Shields Brokerage, Inc. and Edwin A Hildebrand d/b/a Hildebrand Insurance Services v. Conseco Medical Insurance Company, Conseco Medical Insurance Company a/k/a Washington National Insurance Company and Washington National Insurance Company, Cause No. 29D02- 0707-PL-790.  The Plaintiffs are independent insurance marketing organizations which previously marketed Conseco Medical Insurance Company (“CMIC”) individual major medical products and which are claiming damages for allegedly fraudulent conduct by CMIC in withdrawing from this business in 2002.  The Plaintiffs contend that they relied on CMIC’s alleged representations that its major medical business was profitable and that CMIC was committed to it.  The Plaintiffs further allege that when CMIC exited the market, it caused agents that were previously writing business through their organizations to cease doing business with them, thereby causing irreparable damage.  CMIC merged into Washington National, effective July 1, 2003.  On December 16, 2016, following a jury trial, verdicts were entered in favor of the plaintiffs, and compensatory damages aggregating $4.7 million and punitive damages aggregating $6.0 million were awarded to the plaintiffs.  Washington National has filed post-trial motions requesting the court correct errors, grant a new trial, find that punitive damages were improper, and reduce both compensatory and punitive damages.  Plaintiffs filed motions requesting pre-judgment interest and attorney fees.  We believe the case is without merit and intend to defend it vigorously.

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

Guaranty Fund Assessments

The balance sheet at December 31, 2016, included: (i) accruals of $24.9 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2016; and (ii) receivables of $26.7 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2015, such guaranty fund assessment accruals were $24.0 million and such receivables were $26.1 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.8 million, $1.2 million and $1.1 million in 2016, 2015 and 2014, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $25.0 million and $25.8 million at December 31, 2016 and 2015, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $56.8 million, $48.8 million and $50.4 million in 2016, 2015 and 2014, respectively. Future required minimum payments as of December 31, 2016, were as follows (dollars in millions):

2017	$32.0
2018	26.5
2019	13.2
2020	7.7
2021	5.0
Thereafter	5.9
Total	$90.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. During the third quarter of 2016, we made lump sum settlement distributions to plan participants with account balances that were below a certain threshold consistent with the provision of the amended plan. We recognized a pre-tax gain of $6.1 million related to the settlement distributions in the third quarter of 2016.

The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $156.3 million and $170.8 million at December 31, 2016 and 2015, respectively. Expenses incurred on this plan were $8.1 million, $2.2 million and $36.3 million during 2016, 2015 and 2014, respectively (including the recognition of gains (losses) of $3.1 million, $15.2 million and $(24.3) million in 2016, 2015 and 2014, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; (ii) changes in mortality table assumptions; and (iii) the aforementioned settlement distributions in 2016). We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $165.0 million and $158.1 million at December 31, 2016 and 2015, respectively. Changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income and totaled $6.9 million, $.5 million and $5.7 million in 2016, 2015 and 2014, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2016	2015
Benefit obligations:
Discount rate	4.25%	4.50%
Net periodic cost:
Discount rate	4.50%	4.15%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2016 were as follows (dollars in millions):

2017	$7.0
2018	7.4
2019	7.5
2020	7.7
2021	7.9
2022 - 2026	43.1

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $5.3 million, $5.0 million and $5.1 million in 2016, 2015 and 2014, respectively. Employer matching contributions are discretionary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2016	2015
Assets:
Other invested assets:
Fixed index call options	$111.9	$41.0
Interest rate futures	—	.1
Reinsurance receivables	(4.2)	(5.0)
Total assets	$107.7	$36.1
Liabilities:
Future policy benefits:
Fixed index products	$1,092.3	$1,057.1
Total liabilities	$1,092.3	$1,057.1

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2015	Additions	Maturities/terminations	December 31, 2016
Interest futures	Contracts	264	378	(642)	—
Fixed index annuities - embedded derivative	Policies	96,660	11,237	(7,085)	100,812
Fixed index call options	Notional (a)	$2,379.7	$2,452.5	$(2,377.1)	$2,455.1
_________________
(a) Dollars in millions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $135 million in underlying investments held by the ceding reinsurer.

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2016	2015	2014
Net investment income from policyholder and reinsurer accounts and other special-purpose portfolios:
Fixed index call options	$29.2	$(36.2)	$69.5
Embedded derivative related to reinsurance contract	—	—	(1.4)
Total	29.2	(36.2)	68.1
Net realized gains (losses):
Interest rate futures	(1.1)	(2.7)	(7.0)
Embedded derivative related to modified coinsurance agreement	.8	(7.0)	2.0
Total	(.3)	(9.7)	(5.0)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	60.8	36.3	(73.5)
Total	$89.7	$(9.6)	$(10.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2016, all of our counterparties were rated "A-" or higher by S&P.

From time to time, we enter into exchange-traded interest rate future contracts. The contracts are marked to market and margined on a daily basis. The Company has minimal exposure to credit-related losses in the event of nonperformance.

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

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default under the agreement (e.g., fails to make an interest payment to the counterparty). If the counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. There were no repurchase agreements outstanding at December 31, 2016 and 2015.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2016 and 2015 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2016:
Fixed index call options	$111.9	$—	$111.9	$—	$—	$111.9
Interest rate futures	—	—	—	—	—	—
December 31, 2015:
Fixed index call options	41.0	—	41.0	—	—	41.0
Interest rate futures	.1	1.5	1.6	—	—	1.6

11. SHAREHOLDERS' EQUITY

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2016	2015	2014
Balance, beginning of year	184,029	203,324	220,324
Treasury stock purchased and retired	(11,688)	(20,582)	(18,489)
Stock options exercised	978	769	916
Restricted and performance stock vested (a)	435	518	573
Balance, end of year	173,754	184,029	203,324
____________________

(a)
In 2016, 2015 and 2014, such amount was reduced by 191 thousand, 237 thousand and 257 thousand shares, respectively, which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities. In 2016, 2015 and 2014, we repurchased 11.7 million, 20.6 million and 18.5 million shares, respectively, for $203.0 million, $365.2 million and $319.1 million, respectively, under the securities repurchase program. In addition, in September 2014, we repurchased all outstanding common stock warrants for $57.4 million under the securities repurchase program. The Company had remaining repurchase authority of $252.7 million as of December 31, 2016.

In 2016, 2015 and 2014, dividends declared and paid on common stock totaled $54.8 million ($0.31 per common share), $52.0 million ($0.27 per common share) and $51.0 million ($0.24 per common share), respectively. In May 2016, the Company increased its quarterly common stock dividend to $0.08 per share from $0.07 per share. In May 2015, the Company increased its quarterly common stock dividend to $0.07 per share from $0.06 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2016, 4.6 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock option awards granted in 2007 through 2009 generally vested on a graded basis over a three year service term and expired five years from the date of grant. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. Our stock options granted in 2015 and 2016 generally vest on a graded basis over a three year service term and expire ten years from the date of grant. The vesting periods for our restricted stock awards range from immediate vesting to a period of three years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A summary of the Company's stock option activity and related information for 2016 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,199	$13.32
Options granted	1,706	17.45
Exercised	(978)	(8.70)		$6.1
Forfeited or terminated	(573)	(20.41)
Outstanding at the end of the year	5,354	14.73	5.9	$37.1
Options exercisable at the end of the year	2,187		2.7	$15.1
Available for future grant	4,620

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

A summary of the Company's stock option activity and related information for 2014 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,579	$10.64
Options granted	1,014	19.10
Exercised	(917)	(5.47)		$3.8
Forfeited or terminated	(665)	(20.07)
Outstanding at the end of the year	5,011	12.04	4.3	$32.1
Options exercisable at the end of the year	2,030		2.7	$12.1
Available for future grant	8,571

We recognized compensation expense related to stock options totaling $12.2 million ($7.9 million after income taxes) in 2016, $9.6 million ($6.2 million after income taxes) in 2015 and $7.9 million ($5.1 million after income taxes) in 2014. Compensation expense related to stock options reduced both basic and diluted earnings per share by four cents in 2016, three cents in 2015 and two cents in 2014. At December 31, 2016, the unrecognized compensation expense for non-vested stock options totaled $6.9 million which is expected to be recognized over a weighted average period of 1.4 years. Cash received by

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

the Company from the exercise of stock options was $8.4 million, $6.3 million and $5.0 million during 2016, 2015 and 2014, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2016	2015	2014
	Grants	Grants	Grants
Weighted average risk-free interest rates	1.4%	1.7%	1.6%
Weighted average dividend yields	1.6%	1.5%	1.3%
Volatility factors	36%	85%	51%
Weighted average expected life (in years)	6.3	6.3	4.8
Weighted average fair value per share	$5.48	$10.83	$7.65

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2016, 2015 and 2014.

The following table summarizes information about stock options outstanding at December 31, 2016 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$6.45 - $7.51	922	1.6	$7.29	922	$7.29
$10.88 - $16.22	860	3.2	11.09	846	11.02
$16.42 - $19.15	3,572	7.7	17.52	419	19.08
	5,354			2,187

During 2016, 2015 and 2014, the Company granted .4 million, .1 million and .1 million restricted shares, respectively, of CNO common stock to certain directors, officers and employees of the Company at a weighted average fair value of $18.17 per share, $17.59 per share and $17.15 per share, respectively. The fair value of such grants totaled $7.3 million, $1.7 million and $1.9 million in 2016, 2015 and 2014, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2016 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	95	$15.66
Granted	401	18.17
Vested	(126)	16.53
Forfeited	(1)	16.80
Non-vested shares, end of year	369	18.10

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2016, the unrecognized compensation expense for non-vested restricted stock totaled $5.0 million which is expected to be recognized over a weighted average period of 2.3 years. At December 31, 2015, the unrecognized compensation expense for non-vested restricted stock totaled $0.9 million. We recognized compensation expense related to restricted stock awards totaling $3.1 million, $2.2 million and $3.0 million in 2016, 2015 and 2014, respectively. The fair value of restricted stock that vested during 2016, 2015 and 2014 was $2.1 million, $2.7 million and $3.7 million, respectively.

Authoritative guidance also requires us to estimate the amount of unvested stock-based awards that will be forfeited in future periods and reduce the amount of compensation expense recognized over the applicable service period to reflect this estimate. We periodically evaluate our forfeiture assumptions to more accurately reflect our actual forfeiture experience.

In 2016, 2015 and 2014 the Company granted performance units totaling 507,976, 516,660 and 283,630, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. The performance units granted in 2016 and 2015 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved, and the performance units granted prior to 2015 provide for a payout of up to 150 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Pre-tax operating income awards
Awards outstanding at December 31, 2013	382	204	470
Granted in 2014	142	142	—
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	142
Shares vested in 2014	—	—	(434)
Forfeited	(5)	(3)	(2)
Awards outstanding at December 31, 2014	519	343	176
Granted in 2015	258	258	—
Additional shares issued pursuant to achieving certain performance criteria (a)	85	—	85
Shares vested in 2015	(260)	—	(260)
Forfeited	(53)	(52)	(1)
Awards outstanding at December 31, 2015	549	549	—
Granted in 2016	254	254	—
Additional shares issued pursuant to achieving certain performance criteria (a)	87	65	—
Shares vested in 2016	(261)	(239)	—
Forfeited	(59)	(59)	—
Awards outstanding at December 31, 2016	570	570	—

_________________________
(a) The performance units that vested in these years provided for a payout of up to 150 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $10.3 million and $9.4 million in 2016 and 2015, respectively. We recognized compensation expense of $7.7 million, $5.3 million and $4.7 million in 2016, 2015 and 2014, respectively, related to the performance units.

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

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2016	2015	2014
Net income for diluted earnings per share	$358.2	$270.7	$51.4
Shares:
Weighted average shares outstanding for basic earnings per share	176,638	193,054	212,917
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,685	2,112	2,505
Warrants (a)	—	—	2,233
Dilutive potential common shares	1,685	2,112	4,738
Weighted average shares outstanding for diluted earnings per share	178,323	195,166	217,655
________

(a)	All outstanding warrants were repurchased in September 2014 as further discussed above. Accordingly, the warrants have no dilutive effect in periods beginning after September 30, 2014.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2016	2015	2014
Direct premiums collected	$3,942.7	$3,769.6	$3,856.2
Reinsurance assumed	33.8	38.4	34.5
Reinsurance ceded	(132.9)	(142.8)	(187.9)
Premiums collected, net of reinsurance	3,843.6	3,665.2	3,702.8
Change in unearned premiums	6.2	5.9	9.1
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,386.7)	(1,241.9)	(1,295.4)
Premiums on traditional products with mortality or morbidity risk	2,463.1	2,429.2	2,416.5
Fees and surrender charges on interest-sensitive products	138.0	126.8	213.2
Insurance policy income	$2,601.1	$2,556.0	$2,629.7

The four states with the largest shares of 2016 collected premiums were Florida (9 percent), Pennsylvania (6 percent), Texas (5 percent) and California (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2016	2015	2014
Commission expense	$110.5	$103.8	$99.4
Salaries and wages	231.0	205.2	242.4
Other	454.8	430.2	461.0
Total other operating costs and expenses	$796.3	$739.2	$802.8

Changes in the present value of future profits were as follows (dollars in millions):

	2016	2015	2014
Balance, beginning of year	$449.0	$489.4	$679.3
Amortization	(62.2)	(69.1)	(76.2)
Effect of reinsurance transaction	—	—	5.0
Amounts related to CLIC prior to being sold	—	—	(15.5)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	15.0	28.7	(103.2)
Balance, end of year	$401.8	$449.0	$489.4

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2016 balance of the present value of future profits in 2017, 10 percent in 2018, 9 percent in 2019, 8 percent in 2020 and 7 percent in 2021. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2016, 2015 and 2014.

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

Changes in deferred acquisition costs were as follows (dollars in millions):

	2016	2015	2014
Balance, beginning of year	$1,083.3	$770.6	$968.1
Additions	242.7	246.4	242.8
Amortization	(191.1)	(190.9)	(171.2)
Effect of reinsurance transaction	—	—	24.0
Amounts related to CLIC prior to being sold	—	—	(37.6)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	(90.2)	257.2	(255.5)
Balance, end of year	$1,044.7	$1,083.3	$770.6

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2016	2015	2014
Cash flows from operating activities:
Net income	$358.2	$270.7	$51.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	275.0	283.4	274.2
Income taxes	(11.7)	92.9	119.7
Insurance liabilities	332.8	297.4	398.2
Accrual and amortization of investment income	(124.2)	(27.6)	(148.3)
Deferral of policy acquisition costs	(242.7)	(246.4)	(242.8)
Net realized investment (gains) losses	(8.3)	36.6	(36.7)
Payment to reinsurer pursuant to long-term care business reinsured	—	—	(590.3)
Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	75.4	9.0	239.8
Cash and cash equivalents received upon recapture of reinsurance	73.6	—	—
Loss on extinguishment or modification of debt	—	32.8	.6
Other	31.4	(4.9)	56.0
Net cash from operating activities	$759.5	$743.9	$121.8	(a)
______________________

(a)	Cash flows from operating activities reflect outflows in the 2014 period due to the payment to reinsurer to transfer certain long-term care business.

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

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2016	2015	2014
Stock options, restricted stock and performance units	$23.0	$17.1	$15.6
Market value of investments recaptured in connection with the termination of reinsurance agreements with BRe	431.1	$—	$—

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2016	2015
Statutory capital and surplus	$1,956.8	$1,739.2
Asset valuation reserve	253.3	196.9
Interest maintenance reserve	486.9	476.0
Total	$2,697.0	$2,412.1

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2016 and 2015, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $256.6 million (including approximately $110 million loss on the recapture of long-term care business), $332.6 million and $364.3 million in 2016, 2015 and 2014, respectively. Included in such net income were net realized capital losses, net of income taxes, of $29.7 million, $18.0 million and $18.2 million in 2016, 2015 and 2014, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $153.9 million, $154.2 million and $157.5 million in 2016, 2015 and 2014, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2016, our insurance subsidiaries paid dividends of $274.3 million to CDOC. As a result of the recapture of long-term care business from BRe, related charge and additional capital required to support the assets and liabilities of this business, CNO made $200.0 million of capital contributions to its insurance subsidiaries on September 30, 2016.

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2016 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels subjecting the subsidiaries to any regulatory action.

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

At December 31, 2016, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Revolving Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

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

The loss on the sale of CLIC in 2014 is summarized below (dollars in millions):

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

In connection with the closing of the transaction, CNO Services, LLC ("CNO Services"), an indirect wholly owned subsidiary of CNO, entered into a transition services agreement and a special support services agreement with Wilton Re, pursuant to which CNO Services makes available to Wilton Re and its affiliates, for a limited period of time, certain services required for the operation of CLIC's business following the closing. Under such agreements, we received $30 million in the year ending June 30, 2015 and $20 million in the year ending June 30, 2016. In addition, certain services will continue to be provided in the three years ending June 30, 2019 for an annual fee of $.2 million. The costs of the services provided to Wilton Re are expected to approximate the fees received under the agreements.

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

16. BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In the fourth quarter of 2016, we began reporting the long-term care block recaptured from BRe as an additional business segment.

We measure segment performance by excluding the loss on the sale of a subsidiary, gain (loss) on reinsurance transactions and transition expenses, the earnings of CLIC prior to being sold on July 1, 2014, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan, loss on extinguishment or modification of debt, income taxes and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss on the sale of CLIC, gain (loss) on reinsurance transactions and transition expenses, the earnings of CLIC prior to being sold, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan, loss on extinguishment or modification of debt and other non-operating items consisting primarily of equity in earnings of certain non-strategic investments and earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2016	2015	2014
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$22.0	$22.4	$26.0
Health	1,244.1	1,251.0	1,287.1
Life	393.0	375.3	338.6
Net investment income (a)	936.8	884.7	957.3
Fee revenue and other income (a)	34.4	27.7	29.3
Total Bankers Life revenues	2,630.3	2,561.1	2,638.3
Washington National:
Insurance policy income:
Annuities	2.9	3.0	4.0
Health	627.9	615.4	597.6
Life	25.0	25.4	24.4
Net investment income (a)	259.3	253.6	276.1
Fee revenue and other income (a)	1.3	1.3	1.1
Total Washington National revenues	916.4	898.7	903.2
Colonial Penn:
Insurance policy income:
Health	2.6	3.0	3.6
Life	278.8	260.5	242.4
Net investment income (a)	44.2	43.0	41.7
Fee revenue and other income (a)	1.1	1.0	1.0
Total Colonial Penn revenues	326.7	307.5	288.7
Long-term care in run-off:
Insurance policy income - health	4.8	—	—
Net investment income (a)	9.4	—	—
Total Long-term care in run-off revenues	14.2	—	—
Corporate operations:
Net investment income	16.6	11.3	14.9
Fee revenue and other income	10.0	8.6	6.7
Total corporate revenues	26.6	19.9	21.6
Total revenues	3,914.2	3,787.2	3,851.8

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2016	2015	2014
Expenses:
Bankers Life:
Insurance policy benefits	$1,620.6	$1,588.4	$1,667.6
Amortization	176.5	187.1	174.7
Interest expense on investment borrowings	13.2	8.8	7.9
Other operating costs and expenses	422.1	407.2	401.2
Total Bankers Life expenses	2,232.4	2,191.5	2,251.4
Washington National:
Insurance policy benefits	561.7	546.6	536.2
Amortization	59.1	55.2	64.6
Interest expense on investment borrowings	3.7	2.0	1.7
Other operating costs and expenses	189.0	183.4	189.5
Total Washington National expenses	813.5	787.2	792.0
Colonial Penn:
Insurance policy benefits	201.9	189.0	173.2
Amortization	15.3	14.4	15.3
Interest expense on investment borrowings	.6	.1	—
Other operating costs and expenses	107.2	98.4	99.4
Total Colonial Penn expenses	325.0	301.9	287.9
Long-term care in run-off:
Insurance policy benefits	17.6	—	—
Other operating costs and expenses	.5	—	—
Total Long-term care in run-off expenses	18.1	—	—
Corporate operations:
Interest expense on corporate debt	45.8	45.0	43.9
Interest expense on investment borrowings	—	.2	.1
Other operating costs and expenses	69.1	38.6	49.1
Total corporate expenses	114.9	83.8	93.1
Total expenses	3,503.9	3,364.4	3,424.4
Pre-tax operating earnings by segment:
Bankers Life	397.9	369.6	386.9
Washington National	102.9	111.5	111.2
Colonial Penn	1.7	5.6	.8
Long-term care in run-off	(3.9)	—	—
Corporate operations	(88.3)	(63.9)	(71.5)
Pre-tax operating earnings	$410.3	$422.8	$427.4
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2016	2015	2014
Total segment revenues	$3,914.2	$3,787.2	$3,851.8
Net realized investment gains (losses)	8.3	(36.6)	33.9
Revenues related to certain non-strategic investments and earnings attributable to VIEs	52.6	36.3	33.2
Fee revenue related to transition and support services agreements	10.0	25.0	15.0
Revenues of CLIC prior to being sold	—	—	210.8
Consolidated revenues	3,985.1	3,811.9	4,144.7

Total segment expenses	3,503.9	3,364.4	3,424.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	(11.3)	(15.7)	48.5
Amortization related to fair value changes in embedded derivative liabilities	1.7	3.8	(12.5)
Amortization related to net realized investment gains (losses)	.7	(.5)	1.0
Expenses related to certain non-strategic investments and expenses (earnings) attributable to VIEs	54.6	43.0	41.2
Fair value changes and amendment related to agent deferred compensation plan	(3.1)	(15.1)	26.8
Loss on extinguishment or modification of debt	—	32.8	.6
Loss on sale of subsidiary, (gain) loss on reinsurance transactions and transition expenses	75.4	9.0	239.8
Expenses related to transition and support services agreements	10.0	22.5	12.4
Expenses of CLIC prior to being sold	—	—	187.4
Consolidated expenses	3,631.9	3,444.2	3,969.6
Income before tax	353.2	367.7	175.1
Income tax expense:
Tax expense on period income	127.8	129.5	159.2
Valuation allowance for deferred tax assets and other tax items	(132.8)	(32.5)	(35.5)
Net income	$358.2	$270.7	$51.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2016	2015
Assets:
Bankers Life	$19,876.4	$19,067.8
Washington National	7,555.7	7,948.5
Colonial Penn	1,022.9	985.4
Long-term care in run-off	656.2	—
Corporate operations	2,864.0	3,123.4
Total assets	$31,975.2	$31,125.1
Liabilities:
Bankers Life	$17,144.9	$16,612.0
Washington National	6,096.9	6,665.1
Colonial Penn	898.5	869.3
Long-term care in run-off	562.2	—
Corporate operations	2,785.8	2,840.2
Total liabilities	$27,488.3	$26,986.6

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2016
Bankers Life	$95.5	$646.2	$15,702.8
Washington National	266.8	299.9	5,586.7
Colonial Penn	39.5	98.6	809.6
Long-term care in run-off	—	—	554.7
Total	$401.8	$1,044.7	$22,653.8
2015
Bankers Life	$114.9	$718.2	$15,234.1
Washington National	290.2	280.0	6,126.2
Colonial Penn	43.9	85.1	782.9
Total	$449.0	$1,083.3	$22,143.2

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

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$960.4	$1,003.9	$1,015.9	$1,004.9
Income before income taxes	$40.5	$82.7	$49.3	$180.7
Income tax expense (benefit)	(5.0)	22.8	30.7	(53.5)
Net income	$45.5	$59.9	$18.6	$234.2
Earnings per common share:
Basic:
Net income	$.25	$.34	$.11	$1.35
Diluted:
Net income	$.25	$.33	$.11	$1.34

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$978.3	$959.5	$904.5	$969.6
Income before income taxes	$82.3	$72.7	$52.4	$160.3
Income tax expense	29.5	25.9	18.6	23.0
Net income	$52.8	$46.8	$33.8	$137.3
Earnings per common share:
Basic:
Net income	$.26	$.24	$.18	$.74
Diluted:
Net income	$.26	$.24	$.18	$.73

18. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  During 2016 and 2015, VIEs that were required to be consolidated were dissolved. We recognized a loss of $7.3 million during 2016 and a gain of $11.3 million during 2015, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets. The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $16.8 million in 2017; $.7 million in 2018; $.8 million in 2019; $.2 million in 2020; $150.2 million in 2022; $381.8 million in 2024; $326.9 million in 2026; $276.3 million in 2027; and $539.9 million in 2028. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our insurance subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2016
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,724.3	$—	$1,724.3
Notes receivable of VIEs held by insurance subsidiaries	—	(204.2)	(204.2)
Cash and cash equivalents held by variable interest entities	189.3	—	189.3
Accrued investment income	3.0	(.1)	2.9
Income tax assets, net	6.4	(1.3)	5.1
Other assets	13.1	(1.8)	11.3
Total assets	$1,936.1	$(207.4)	$1,728.7
Liabilities:
Other liabilities	$81.8	$(6.4)	$75.4
Borrowings related to variable interest entities	1,662.8	—	1,662.8
Notes payable of VIEs held by insurance subsidiaries	203.3	(203.3)	—
Total liabilities	$1,947.9	$(209.7)	$1,738.2

	December 31, 2015
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,633.6	$—	$1,633.6
Notes receivable of VIEs held by insurance subsidiaries	—	(204.3)	(204.3)
Cash and cash equivalents held by variable interest entities	364.4	—	364.4
Accrued investment income	3.3	—	3.3
Income tax assets, net	26.0	(1.9)	24.1
Other assets	1.4	(1.5)	(.1)
Total assets	$2,028.7	$(207.7)	$1,821.0
Liabilities:
Other liabilities	$196.6	$(7.2)	$189.4
Borrowings related to variable interest entities	1,676.4	—	1,676.4
Notes payable of VIEs held by insurance subsidiaries	204.0	(204.0)	—
Total liabilities	$2,077.0	$(211.2)	$1,865.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2016	2015	2014
Revenues:
Net investment income – policyholder and reinsurer accounts and other special-purpose portfolios	$78.9	$62.1	$47.2
Fee revenue and other income	6.4	1.6	1.1
Total revenues	85.3	63.7	48.3
Expenses:
Interest expense	53.1	38.8	30.1
Other operating expenses	1.5	2.0	1.2
Total expenses	54.6	40.8	31.3
Income before net realized investment losses and income taxes	30.7	22.9	17.0
Net realized investment losses	(20.4)	(6.4)	(2.2)
Income before income taxes	$10.3	$16.5	$14.8
The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2016, such loans had an amortized cost of $1,708.6 million; gross unrealized gains of $19.5 million; gross unrealized losses of $3.8 million; and an estimated fair value of $1,724.3 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$20.5	$20.0
Due after one year through five years	846.5	853.1
Due after five years through ten years	841.6	851.2
Total	$1,708.6	$1,724.3

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2016, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$10.5	$9.9
Due after one year through five years	175.2	172.5
Due after five years through ten years	55.8	55.3
Total	$241.5	$237.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2016, the VIEs recognized net realized investment losses of $20.4 million, which were comprised of: (i) $11.9 million of net losses from the sales of fixed maturities; (ii) a $7.3 million loss on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2015, the VIEs recognized net realized investment losses of $6.4 million which were comprised of: (i) $1.3 million of net losses from the sales of fixed maturities; (ii) an $11.3 million gain on the dissolution of a VIE; and (iii) $16.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2014, the VIEs recognized net realized investment losses of $2.2 million from the sales of fixed maturities.

At December 31, 2016, there were no investments held by the VIEs that were in default.

During 2016, $192.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $20.3 million. During 2015, $46.1 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.8 million. During 2014, $38.7 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $2.4 million.

At December 31, 2016, the VIEs held:  (i) investments with a fair value of $93.8 million and gross unrealized losses of $.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $143.9 million and gross unrealized losses of $2.9 million that had been in an unrealized loss position for greater than twelve months.

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
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements. See Index to Consolidated Financial Statements on page 119 for a list of financial statements included in this Report.
	2.	Financial Statement Schedules:
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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  February 21, 2017

By:	/s/ Edward J. Bonach
Edward J. Bonach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ EDWARD J. BONACH	Director and Chief Executive Officer	February 21, 2017
Edward J. Bonach	(Principal Executive Officer)

/s/ ERIK M. HELDING	Executive Vice President	February 21, 2017
Erik M. Helding	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 21, 2017
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 21, 2017
Ellyn L. Brown

/s/ ROBERT C. GREVING	Director	February 21, 2017
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 21, 2017
Mary R. Henderson

/s/ CHARLES J. JACKLIN	Director	February 21, 2017
Charles J. Jacklin

/s/ DANIEL R. MAURER	Director	February 21, 2017
Daniel R. Maurer

/s/ NEAL C. SCHNEIDER	Director	February 21, 2017
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 21, 2017
Frederick J. Sievert

/s/ MICHAEL T. TOKARZ	Director	February 21, 2017
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of CNO Financial Group, Inc. and subsidiaries referred to in our report dated February 21, 2017 appearing under Item 8 of this Form 10-K also included an audit of the financial statement schedules at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 21, 2017

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2016 and 2015
(Dollars in millions)

ASSETS
	2016	2015
Fixed maturities, available for sale, at fair value (amortized cost: 2016 - $-; 2015 - $5.0)	$—	$5.0
Cash and cash equivalents - unrestricted	106.1	128.9
Equity securities at fair value (cost: 2016 - $166.5; 2015 - $247.3)	167.9	254.9
Trading securities	—	1.0
Investment in wholly-owned subsidiaries (eliminated in consolidation)	5,220.3	4,809.2
Income tax assets, net	99.5	58.5
Receivable from subsidiaries (eliminated in consolidation)	2.0	3.8
Other assets	1.8	3.1
Total assets	$5,597.6	$5,264.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$912.9	$911.1
Payable to subsidiaries (eliminated in consolidation)	128.4	135.9
Other liabilities	69.4	78.9
Total liabilities	1,110.7	1,125.9
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2016 - 173,753,614; 2015 - 184,028,511)	3,213.8	3,388.6
Accumulated other comprehensive income	622.4	402.8
Retained earnings	650.7	347.1
Total shareholders' equity	4,486.9	4,138.5
Total liabilities and shareholders' equity	$5,597.6	$5,264.4

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions)

	2016	2015	2014
Revenues:
Net investment income	$15.6	$16.9	$12.7
Net realized investment gains	17.7	3.5	11.1
Intercompany losses (eliminated in consolidation)	—	(1.5)	(1.0)
Total revenues	33.3	18.9	22.8
Expenses:
Interest expense	45.8	45.2	44.0
Intercompany expenses (eliminated in consolidation)	.9	.4	.3
Operating costs and expenses	48.2	21.0	66.6
Loss on extinguishment of debt	—	32.8	.6
Total expenses	94.9	99.4	111.5
Loss before income taxes and equity in undistributed earnings of subsidiaries	(61.6)	(80.5)	(88.7)
Income tax benefit on period income	(54.6)	(37.9)	(34.1)
Loss before equity in undistributed earnings of subsidiaries	(7.0)	(42.6)	(54.6)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	365.2	313.3	106.0
Net income	$358.2	$270.7	$51.4

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions)

	2016	2015	2014
Cash flows from operating activities	$(114.0)	$(55.1)	$(66.7)
Cash flows from investing activities:
Sales of investments	305.0	66.5	229.8
Sales of investments - affiliated*	—	16.0	18.3
Maturities and redemptions of investments - affiliated*	—	8.3	—
Purchases of investments	(198.4)	(68.6)	(320.1)
Purchases of investments - affiliated*	—	(3.4)	(30.7)
Net sales of trading securities	12.0	11.8	9.9
Dividends received from consolidated subsidiary, net of capital contributions of $200.0 in 2016, nil in 2015 and $18.8 in 2014*	92.5	269.7	423.5
Net cash provided by investing activities	211.1	300.3	330.7
Cash flows from financing activities:
Issuance of notes payable, net	—	910.0	—
Payments on notes payable	—	(797.1)	(62.9)
Expenses related to extinguishment or modification of debt	—	(17.8)	(.6)
Issuance of common stock	8.4	6.3	5.0
Payments to repurchase common stock and warrants	(206.7)	(361.5)	(376.5)
Common stock dividends paid	(54.8)	(52.0)	(51.0)
Investment borrowings - repurchase agreements, net	—	(20.4)	20.4
Issuance of notes payable to affiliates*	217.1	234.4	257.8
Payments on notes payable to affiliates*	(83.9)	(104.8)	(100.7)
Net cash used by financing activities	(119.9)	(202.9)	(308.5)
Net increase (decrease) in cash and cash equivalents	(22.8)	42.3	(44.5)
Cash and cash equivalents, beginning of the year	128.9	86.6	131.1
Cash and cash equivalents, end of the year	$106.1	$128.9	$86.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2016, 2015 and 2014
(Dollars in millions)

	2016	2015	2014
Life insurance inforce:
Direct	$27,048.1	$25,807.0	$25,029.0
Assumed	128.7	137.4	147.1
Ceded	(3,604.0)	(3,780.8)	(3,660.1)
Net insurance inforce	$23,572.8	$22,163.6	$21,516.0
Percentage of assumed to net	.5%	.6%	.7%

	2016	2015	2014
Insurance policy income:
Direct	$2,553.0	$2,524.3	$2,558.2
Assumed	34.0	38.5	35.0
Ceded	(123.9)	(133.6)	(176.7)
Net premiums	$2,463.1	$2,429.2	$2,416.5
Percentage of assumed to net	1.4%	1.6%	1.4%

EXHIBIT INDEX
Exhibit
No.    Description

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of February 28, 2013, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 28, 2013.

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

10.17	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed September 14, 2004.

10.18	2015 Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015.

10.19	Closing Agreement on Final Determination Covering Specific Matters, incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed August 1, 2006.

10.20	Deferred Compensation Plan amended and restated effective January 1, 2017.

10.21
Amended and Restated Employment Agreement dated as of May 31, 2016 between CNO Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

10.25
Amended and Restated Employment Agreement dated as of September 30, 2016 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

10.29	Employment Agreement dated as of April 6, 2016 between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 12, 2016.

10.30	Employment Agreement dated as of April 8, 2016 between CNO Financial Group, Inc. and Erik M. Helding, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 12, 2016.

10.31	CNO Board of Directors Deferred Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

10.18	2015 Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015.

10.20	Deferred Compensation Plan amended and restated effective January 1, 2017.

10.21
Amended and Restated Employment Agreement dated as of May 31, 2016 between CNO Services, LLC and Susan L. Menzel, incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

10.25
Amended and Restated Employment Agreement dated as of September 30, 2016 between 40|86 Advisors, Inc. and Eric R. Johnson, incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

10.29	Employment Agreement dated as of April 6, 2016 between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 12, 2016.

10.30	Employment Agreement dated as of April 8, 2016 between CNO Financial Group, Inc. and Erik M. Helding, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 12, 2016.

10.31	CNO Board of Directors Deferred Compensation Plan.