Form 10-Q
period 2017-03-31
CNO Financial Group, Inc.
filed 2017-05-03
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-31792

CNO Financial Group, Inc.

Delaware	75-3108137
State of Incorporation	IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel, Indiana 46032	(317) 817-6100
Address of principal executive offices	Telephone

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ X ]  Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ] Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]
Shares of common stock outstanding as of April 20, 2017:  171,311,512

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2017	December 31, 2016

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2017 - $19,880.3; December 31, 2016 - $19,803.1)	$21,378.4	$21,096.2
Equity securities at fair value (cost: March 31, 2017 - $571.3; December 31, 2016 - $580.7)	587.8	584.2
Mortgage loans	1,788.5	1,768.0
Policy loans	112.4	112.0
Trading securities	341.1	363.4
Investments held by variable interest entities	1,514.5	1,724.3
Other invested assets	665.2	589.5
Total investments	26,387.9	26,237.6
Cash and cash equivalents - unrestricted	530.2	478.9
Cash and cash equivalents held by variable interest entities	354.5	189.3
Accrued investment income	258.2	239.6
Present value of future profits	388.8	401.8
Deferred acquisition costs	1,028.5	1,044.7
Reinsurance receivables	2,241.1	2,260.4
Income tax assets, net	697.8	789.7
Assets held in separate accounts	4.6	4.7
Other assets	535.8	328.5
Total assets	$32,427.4	$31,975.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2017	December 31, 2016

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$10,975.1	$10,912.7
Future policy benefits	11,057.2	10,953.3
Liability for policy and contract claims	498.1	500.6
Unearned and advanced premiums	292.8	282.5
Liabilities related to separate accounts	4.6	4.7
Other liabilities	798.0	611.4
Investment borrowings	1,647.2	1,647.4
Borrowings related to variable interest entities	1,634.2	1,662.8
Notes payable – direct corporate obligations	913.4	912.9
Total liabilities	27,820.6	27,488.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2017 – 172,103,802; December 31, 2016 – 173,753,614)	1.7	1.7
Additional paid-in capital	3,177.1	3,212.1
Accumulated other comprehensive income	729.6	622.4
Retained earnings	698.4	650.7
Total shareholders' equity	4,606.8	4,486.9
Total liabilities and shareholders' equity	$32,427.4	$31,975.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues:
Insurance policy income	$663.8	$644.4
Net investment income:
General account assets	312.0	291.0
Policyholder and other special-purpose portfolios	75.2	11.7
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	16.3	9.1
Impairment losses recognized (a)	(8.4)	(10.0)
Total realized gains (losses)	7.9	(.9)
Fee revenue and other income	11.8	14.2
Total revenues	1,070.7	960.4
Benefits and expenses:
Insurance policy benefits	669.3	619.0
Interest expense	30.8	27.7
Amortization	63.5	62.1
Other operating costs and expenses	210.4	211.1
Total benefits and expenses	974.0	919.9
Income before income taxes	96.7	40.5
Income tax expense (benefit):
Tax expense on period income	34.4	15.0
Valuation allowance for deferred tax assets	—	(20.0)
Net income	$62.3	$45.5
Earnings per common share:
Basic:
Weighted average shares outstanding	173,431,000	180,350,000
Net income	$.36	$.25
Diluted:
Weighted average shares outstanding	175,065,000	182,128,000
Net income	$.36	$.25

______________

(a)	No portion of the other-than-temporary impairments recognized in the periods was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2017	2016
Net income	$62.3	$45.5
Other comprehensive income, before tax:
Unrealized gains for the period	215.8	431.1
Adjustment to present value of future profits and deferred acquisition costs	7.8	(45.2)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(52.0)	(168.0)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(5.1)	(4.9)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	—	.1
Unrealized gains on investments	166.5	213.1
Change related to deferred compensation plan	—	.6
Other comprehensive income before tax	166.5	213.7
Income tax expense related to items of accumulated other comprehensive income	(59.3)	(76.0)
Other comprehensive income, net of tax	107.2	137.7
Comprehensive income	$169.5	$183.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	45.5	45.5
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax expense of $76.0)	—	137.7	—	137.7
Cost of common stock repurchased	(90.0)	—	—	(90.0)
Dividends on common stock	—	—	(12.6)	(12.6)
Stock options, restricted stock and performance units	7.5	—	—	7.5
Balance, March 31, 2016	$3,306.1	$540.5	$380.0	$4,226.6

Balance, December 31, 2016	$3,213.8	$622.4	$650.7	$4,486.9
Cumulative effect of accounting change	.9	—	(.6)	.3
Net income	—	—	62.3	62.3
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $58.7)	—	106.1	—	106.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.6)	—	1.1	—	1.1
Cost of common stock repurchased	(43.0)	—	—	(43.0)
Dividends on common stock	—	—	(14.0)	(14.0)
Stock options, restricted stock and performance units	7.1	—	—	7.1
Balance, March 31, 2017	$3,178.8	$729.6	$698.4	$4,606.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Insurance policy income	$640.1	$617.3
Net investment income	289.7	285.8
Fee revenue and other income	11.8	14.2
Insurance policy benefits	(511.8)	(487.4)
Interest expense	(20.5)	(13.3)
Deferrable policy acquisition costs	(63.2)	(62.2)
Other operating costs	(203.6)	(209.7)
Income taxes	(1.5)	(1.1)
Net cash from operating activities	141.0	143.6
Cash flows from investing activities:
Sales of investments	403.0	1,181.5
Maturities and redemptions of investments	849.3	349.6
Purchases of investments	(1,166.4)	(1,524.9)
Net sales (purchases) of trading securities	35.6	(21.7)
Change in cash and cash equivalents held by variable interest entities	(165.2)	174.3
Other	(12.1)	(3.8)
Net cash provided (used) by investing activities	(55.8)	155.0
Cash flows from financing activities:
Issuance of common stock	2.9	.4
Payments to repurchase common stock	(39.8)	(96.9)
Common stock dividends paid	(14.0)	(12.7)
Amounts received for deposit products	359.5	340.1
Withdrawals from deposit products	(312.9)	(305.3)
Issuance of investment borrowings:
Related to variable interest entities	8.7	2.9
Payments on investment borrowings:
Federal Home Loan Bank	(.2)	(.2)
Related to variable interest entities and other	(38.1)	(23.5)
Net cash used by financing activities	(33.9)	(95.2)
Net increase in cash and cash equivalents	51.3	203.4
Cash and cash equivalents, beginning of period	478.9	432.3
Cash and cash equivalents, end of period	$530.2	$635.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2017 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2016, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2017 and December 31, 2016, were as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$.8	$(1.1)
Net unrealized gains on all other investments	1,520.7	1,311.9
Adjustment to present value of future profits (a)	(104.9)	(106.2)
Adjustment to deferred acquisition costs	(253.7)	(223.5)
Adjustment to insurance liabilities	(28.8)	(13.5)
Deferred income tax liabilities	(404.5)	(345.2)
Accumulated other comprehensive income	$729.6	$622.4
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At March 31, 2017, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(93.2) million, $(134.0) million, $(28.8) million and $91.0 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2017, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,688.6	$1,203.6	$(90.1)	$13,802.1	$(3.6)
United States Treasury securities and obligations of United States government corporations and agencies	173.1	20.7	—	193.8	—
States and political subdivisions	1,844.6	193.7	(9.4)	2,028.9	(3.0)
Debt securities issued by foreign governments	44.3	1.5	(.1)	45.7	—
Asset-backed securities	2,692.4	113.2	(11.3)	2,794.3	—
Collateralized debt obligations	212.6	1.8	—	214.4	—
Commercial mortgage-backed securities	1,411.1	34.2	(21.7)	1,423.6	—
Mortgage pass-through securities	2.3	.2	—	2.5	—
Collateralized mortgage obligations	811.3	63.4	(1.6)	873.1	(1.3)
Total fixed maturities, available for sale	$19,880.3	$1,632.3	$(134.2)	$21,378.4	$(7.9)
Equity securities	$571.3	$21.1	$(4.6)	$587.8

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$332.1	$337.5
Due after one year through five years	2,242.9	2,400.7
Due after five years through ten years	1,539.0	1,625.6
Due after ten years	10,636.6	11,706.7
Subtotal	14,750.6	16,070.5
Structured securities	5,129.7	5,307.9
Total fixed maturities, available for sale	$19,880.3	$21,378.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$7.0	$98.5
Gross realized losses on sale	(2.7)	(81.0)
Impairments:
Total other-than-temporary impairment losses	(3.2)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(3.2)	(6.3)
Net realized investment gains (losses) from fixed maturities	1.1	11.2
Equity securities	1.9	.1
Commercial mortgage loans	1.0	—
Impairments of other investments	(5.2)	(3.7)
Other (a)	9.1	(8.5)
Net realized investment gains (losses)	$7.9	$(.9)
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $3.0 million and $(3.4) million for the three months ended March 31, 2017 and 2016, respectively.

During the first three months of 2017, we recognized net realized investment gains of $7.9 million, which were comprised of: (i) $12.9 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.7 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.7 million; and (iv) $8.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first three months of 2017, the $2.7 million of gross realized losses on sales of $95.3 million of fixed maturity securities, available for sale included: (i) $1.5 million related to various corporate securities; (ii) $.9 million related to commercial mortgage-backed securities; and (iii) $.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the first three months of 2017, we recognized $8.4 million of impairment losses recorded in earnings which included: (i) $3.2 million of writedowns on fixed maturities of a single issuer in the energy sector; and (ii) $5.2 million of writedowns related to a real estate investment. Factors considered in determining the writedowns of investments in the first three months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

market liquidity and risk premiums.  As of March 31, 2017, other-than-temporary impairments included in accumulated other comprehensive income totaled $7.9 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Credit losses on fixed maturity securities, available for sale, beginning of period	$(5.5)	$(2.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	.1	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(5.4)	$(2.6)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$17.7	$—	$—	$—	$17.7	$—
States and political subdivisions	185.4	(6.8)	18.5	(2.6)	203.9	(9.4)
Debt securities issued by foreign governments	10.4	(.1)	—	—	10.4	(.1)
Corporate securities	1,395.2	(39.2)	486.9	(50.9)	1,882.1	(90.1)
Asset-backed securities	599.3	(7.0)	219.8	(4.3)	819.1	(11.3)
Collateralized debt obligations	15.5	—	9.0	—	24.5	—
Commercial mortgage-backed securities	406.0	(14.1)	123.0	(7.6)	529.0	(21.7)
Collateralized mortgage obligations	37.9	(.5)	36.9	(1.1)	74.8	(1.6)
Total fixed maturities, available for sale	$2,667.4	$(67.7)	$894.1	$(66.5)	$3,561.5	$(134.2)
Equity securities	$108.8	$(4.6)	$—	$—	$108.8	$(4.6)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2017	2016
Net income for basic and diluted earnings per share	$62.3	$45.5
Shares:
Weighted average shares outstanding for basic earnings per share	173,431	180,350
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,634	1,778
Weighted average shares outstanding for diluted earnings per share	175,065	182,128

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. In the fourth quarter of 2016, we began reporting the long-term care block recaptured from Beechwood Re Ltd ("BRe") effective September 30, 2016, as an additional business segment.

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to variable interest entities ("VIEs") ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$6.0	$4.8
Health	311.6	311.1
Life	101.5	97.3
Net investment income (a)	272.9	214.2
Fee revenue and other income (a)	10.6	6.6
Total Bankers Life revenues	702.6	634.0
Washington National:
Insurance policy income:
Annuities	.6	.5
Health	159.8	155.5
Life	6.7	6.1
Net investment income (a)	67.4	60.6
Fee revenue and other income (a)	.3	.3
Total Washington National revenues	234.8	223.0
Colonial Penn:
Insurance policy income:
Health	.6	.7
Life	72.4	68.4
Net investment income (a)	10.9	11.0
Fee revenue and other income (a)	.2	.4
Total Colonial Penn revenues	84.1	80.5
Long-term care in run-off:
Insurance policy income - health	4.6	—
Net investment income (a)	9.7	—
Total Long-term care in run-off revenues	14.3	—
Corporate operations:
Net investment income	10.4	4.0
Fee and other income	2.4	2.5
Total corporate revenues	12.8	6.5
Total revenues	1,048.6	944.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2017	2016
Expenses:
Bankers Life:
Insurance policy benefits	$451.2	$397.0
Amortization	46.3	51.5
Interest expense on investment borrowings	4.2	2.9
Other operating costs and expenses	111.2	105.0
Total Bankers Life expenses	612.9	556.4
Washington National:
Insurance policy benefits	146.7	133.5
Amortization	14.3	15.1
Interest expense on investment borrowings	1.3	.8
Other operating costs and expenses	49.0	47.3
Total Washington National expenses	211.3	196.7
Colonial Penn:
Insurance policy benefits	52.7	50.5
Amortization	4.0	3.9
Interest expense on investment borrowings	.2	.1
Other operating costs and expenses	27.5	32.8
Total Colonial Penn expenses	84.4	87.3
Long-term care in run-off:
Insurance policy benefits	13.2	—
Other operating costs and expenses	.7	—
Total Long-term care in run-off expenses	13.9	—
Corporate operations:
Interest expense on corporate debt	11.5	11.4
Other operating costs and expenses	21.7	14.6
Total corporate expenses	33.2	26.0
Total expenses	955.7	866.4
Pre-tax operating earnings by segment:
Bankers Life	89.7	77.6
Washington National	23.5	26.3
Colonial Penn	(.3)	(6.8)
Long-term care in run-off	.4	—
Corporate operations	(20.4)	(19.5)
Pre-tax operating earnings	$92.9	$77.6
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Total segment revenues	$1,048.6	$944.0
Net realized investment gains (losses)	7.9	(.9)
Revenues related to certain non-strategic investments and earnings attributable to VIEs	14.2	12.3
Fee revenue related to transition and support services agreements	—	5.0
Consolidated revenues	1,070.7	960.4

Total segment expenses	955.7	866.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	5.5	38.0
Amortization related to fair value changes in embedded derivative liabilities	(1.1)	(8.5)
Amortization related to net realized investment gains	—	.1
Expenses related to certain non-strategic investments and expenses attributable to VIEs	13.9	12.9
Fair value changes related to agent deferred compensation plan	—	6.0
Expenses related to transition and support services agreements	—	5.0
Consolidated expenses	974.0	919.9
Income before tax	96.7	40.5
Income tax expense (benefit):
Tax expense on period income	34.4	15.0
Valuation allowance for deferred tax assets	—	(20.0)
Net income	$62.3	$45.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2017	December 31, 2016
Assets:
Other invested assets:
Fixed index call options	$132.1	$111.9
Reinsurance receivables	(3.5)	(4.2)
Total assets	$128.6	$107.7
Liabilities:
Future policy benefits:
Fixed index products	$1,159.2	$1,092.3
Total liabilities	$1,159.2	$1,092.3

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.6 billion and $2.5 billion at March 31, 2017 and December 31, 2016, respectively.

From time to time, we utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $130 million in underlying investments held by the ceding reinsurer.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$44.5	$(9.0)
Net realized gains (losses):
Interest rate futures	—	(1.0)
Embedded derivative related to modified coinsurance agreement	.7	1.8
Total	.7	.8
Insurance policy benefits:
Embedded derivative related to fixed index annuities	2.3	(34.9)
Total	$47.5	$(43.1)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2017, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

We also enter into exchange-traded interest rate future contracts. The contracts are marked to market and margined on a daily basis. The Company has minimal exposure to credit-related losses in the event of nonperformance.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2017 and December 31, 2016 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2017:
Fixed index call options	$132.1	$—	$132.1	$—	$—	$132.1
December 31, 2016:
Fixed index call options	111.9	—	111.9	—	—	111.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

REINSURANCE

The cost of reinsurance ceded totaled $26.3 million and $33.6 million in the first quarters of 2017 and 2016, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $24.1 million and $40.4 million in the first quarters of 2017 and 2016, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $8.0 million and $8.8 million in the first quarters of 2017 and 2016, respectively.

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

	Three months ended
	March 31,
	2017	2016
Current tax expense	$20.6	$4.1
Deferred tax expense	13.8	10.9
Income tax expense calculated based on estimated annual effective tax rate	34.4	15.0
Income tax expense on discrete items:
Change in valuation allowance	—	(20.0)
Total income tax expense (benefit)	$34.4	$(5.0)

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2017	2016
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(1.1)	.8
State taxes	1.7	1.2
Estimated annual effective tax rate	35.6%	37.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2017	December 31, 2016
Deferred tax assets:
Net federal operating loss carryforwards	$884.5	$882.9
Net state operating loss carryforwards	12.2	12.3
Tax credits	.3	.7
Investments	15.9	17.8
Insurance liabilities	675.8	668.4
Other	59.9	65.6
Gross deferred tax assets	1,648.6	1,647.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(275.9)	(277.8)
Accumulated other comprehensive income	(403.9)	(344.1)
Gross deferred tax liabilities	(679.8)	(621.9)
Net deferred tax assets before valuation allowance	968.8	1,025.8
Valuation allowance	(255.9)	(240.2)
Net deferred tax assets	712.9	785.6
Current income taxes prepaid (accrued)	(15.1)	4.1
Income tax assets, net	$697.8	$789.7

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards ("NOLs"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or paid.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period when the changes are enacted.

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

Based on our assessment, it appears more likely than not that $712.9 million of our net deferred tax assets of $968.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $255.9 million at March 31, 2017 ($245.9 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by 3 percent for the next five years, and level taxable income is assumed thereafter. In the projections used for our analysis, our adjusted average taxable income of approximately $335 million consisted of $85 million of non-life taxable income and $250 million of life taxable income.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.09 percent at March 31, 2017), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2017, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of March 31, 2017, we had $2.5 billion of federal NOLs (all of which were non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,940.4
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal NOLs	$2,527.0

We also had deferred tax assets related to NOLs for state income taxes of $12.2 million and $12.3 million at March 31, 2017 and December 31, 2016, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

All of the additional life NOLs were utilized by December 31, 2016. Accordingly, we began making estimated federal tax payments equal to the prescribed federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. We will continue to pay tax on 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

The Internal Revenue Service ("IRS") is also conducting an examination of 2011 through 2014. In connection with this exam, we have agreed to extend the statute of limitations for 2011 through 2013 to September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2013, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

Effective January 1, 2017, the Company adopted new authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, any excess tax benefits are recognized as an income tax benefit in the income statement. The new guidance is applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings for all tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable. The Company had NOL carryforwards of $15.7 million related to deductions for stock options and restricted stock on the date of adoption. However, a corresponding valuation allowance of $15.7 million was recognized as a result of adopting this guidance. Therefore, there was no impact to our consolidated financial statements related to this provision of the new guidance.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017	December 31, 2016
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(11.6)	(12.1)
Direct corporate obligations	$913.4	$912.9

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

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At March 31, 2017, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 2.98 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.5 percent at March 31, 2017); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 446 percent at March 31, 2017); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,877.2 million at March 31, 2017 compared to the minimum requirement of $2,682.2 million).

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2017 (dollars in millions):

Year ending March 31,
2018	$—
2019	—
2020	100.0
2021	325.0
2022	—
Thereafter	500.0
$925.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of March 31, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2017, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2017
$50.0	January 2018	Variable rate – 1.365%
50.0	January 2018	Variable rate – 1.381%
50.0	February 2018	Variable rate – 1.344%
50.0	February 2018	Variable rate – 1.127%
22.0	February 2018	Variable rate – 1.384%
100.0	May 2018	Variable rate – 1.433%
50.0	July 2018	Variable rate – 1.509%
50.0	August 2018	Variable rate – 1.159%
10.0	December 2018	Variable rate – 1.421%
50.0	January 2019	Variable rate – 1.443%
50.0	February 2019	Variable rate – 1.127%
100.0	March 2019	Variable rate – 1.423%
21.8	July 2019	Variable rate – 1.466%
15.0	October 2019	Variable rate – 1.550%
50.0	May 2020	Variable rate – 1.432%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.782%
100.0	September 2020	Variable rate – 1.642%
50.0	September 2020	Variable rate – 1.643%
75.0	September 2020	Variable rate – 1.272%
100.0	October 2020	Variable rate – 1.109%
50.0	December 2020	Variable rate – 1.530%
100.0	July 2021	Variable rate – 1.572%
100.0	July 2021	Variable rate – 1.542%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.564%
125.0	August 2021	Variable rate – 1.462%
50.0	September 2021	Variable rate – 1.592%
25.2	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.2

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2017, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $3.4 million.

Interest expense of $5.7 million and $3.8 million in the first three months of 2017 and 2016, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2016	173,754
Treasury stock purchased and retired	(2,086)
Stock options exercised	320
Restricted and performance stock vested	116	(a)
Balance, March 31, 2017	172,104
____________________

(a)	Such amount was reduced by 62 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first three months of 2017, we repurchased 2.1 million shares of common stock for $43.0 million under our securities repurchase program (including $4.5 million of repurchases settled in the second quarter of 2017). The Company had remaining repurchase authority of $209.7 million as of March 31, 2017.

In the first three months of 2017, dividends declared on common stock totaled $14.0 million ($0.08 per common share).

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $.5 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively.  Amounts amortized totaled $2.1 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively.  The unamortized balance of deferred sales inducements was $47.8 million and $49.4 million at March 31, 2017 and December 31, 2016, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.5 million and $.5 million at March 31, 2017 and December 31, 2016, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued amendments that clarify the implementation guidance on principal versus agent considerations. In July 2015, the guidance was updated and will now be effective for the Company on January 1, 2018 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements, however, the Company is continuing its assessment of the guidance.

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

(vii)	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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

In March 2017, the FASB issued authoritative guidance related to the premium amortization on purchased callable debt securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. Specifically, the new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact the guidance will have upon adoption.

Adopted Accounting Standards

In March 2016, the FASB issued authoritative guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this guidance is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The guidance is effective for the Company on January 1, 2017. The adoption of this guidance had no effect on our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In March 2016, the FASB issued authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting policy for forfeiture rate assumptions, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The new guidance also allows an employer to withhold shares upon settlement of an award to satisfy the employer's tax withholding requirements up to the highest marginal tax rate applicable to employees, without resulting in liability classification of the award. Current guidance strictly limits the withholding to the employer's minimum statutory tax withholding requirement. The guidance is effective for the Company on January 1, 2017. The impact of adoption was as follows (dollars in millions):

	January 1, 2017
		Effect of Adoption of Authoritative Guidance
	Amounts prior to effect of adoption of authoritative guidance	Election to account for forfeitures as they occur	Recognition of excess tax benefits	As adjusted

Income tax assets	$1,029.9	$.3	$15.7	$1,045.9
Valuation allowance for deferred income tax assets	(240.2)	—	(15.7)	(255.9)
Income tax assets, net	789.7	.3	—	790.0
Total assets	31,975.2	.3	—	31,975.5

Additional paid-in capital	3,212.1	.9	—	3,213.0
Retained earnings	650.7	(.6)	—	650.1
Total shareholders' equity	4,486.9	.3	—	4,487.2

Total liabilities and shareholders' equity	31,975.2	.3	—	31,975.5

	Three months ended
	March 31, 2016
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted
Cash flows from operating activities:
Other operating costs	$(212.9)	$3.2	$(209.7)
Net cash flow from operating activities	140.4	3.2	143.6

Cash flows from financing activities:
Payments to repurchase common stock	(93.7)	(3.2)	(96.9)
Net cash used by financing activities	(92.0)	(3.2)	(95.2)

Net increase in cash and cash equivalents	203.4	—	203.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In October 2016, the FASB issued authoritative guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for the Company on January 1, 2017. The adoption of this guidance had no impact on our consolidated financial statements.

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

On September 29, 2016, Washington National and Bankers Conseco Life Insurance Company ("BCLIC") commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against BRe based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. BRe filed a counterclaim against Washington National and BCLIC in the arbitration alleging damages relating to the reinsurance agreements and their termination. In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, Case No. 16-cv-7646, alleging, among other claims, fraud/fraudulent concealment, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and Washington National and BCLIC, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP ("Platinum") and its affiliates. On April 27, 2017, an amended complaint was filed adding Beechwood Capital Group, LLC as a defendant. Washington National and BCLIC intend to vigorously pursue their claims for damages and other remedies in the arbitration and the litigation described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On July 20, 2007, a complaint was filed in the Hamilton County, Indiana Circuit Court, Signature Estates of Indiana, Inc. d/b/a Gordon Marketing, Stephens-Matthews Marketing, Inc., Shields Brokerage, Inc. and Edwin A Hildebrand d/b/a Hildebrand Insurance Services v. Conseco Medical Insurance Company, Conseco Medical Insurance Company a/k/a Washington National Insurance Company and Washington National Insurance Company, Cause No. 29D02- 0707-PL-790.  The Plaintiffs are independent insurance marketing organizations which previously marketed Conseco Medical Insurance Company ("CMIC") individual major medical products and which are claiming damages for allegedly fraudulent conduct by CMIC in withdrawing from this business in 2002.  The Plaintiffs contend that they relied on CMIC’s alleged representations that its major medical business was profitable and that CMIC was committed to it.  The Plaintiffs further allege that when CMIC exited the market, it caused agents that were previously writing business through their organizations to cease doing business with them, thereby causing irreparable damage.  CMIC merged into Washington National, effective July 1, 2003.  On December 16, 2016, following a jury trial, verdicts were entered in favor of the plaintiffs, and compensatory damages aggregating $4.7 million and punitive damages aggregating $6.0 million were awarded to the plaintiffs.  Washington National has filed post-trial motions requesting the court correct errors, grant a new trial, find that punitive damages were improper, and reduce both compensatory and punitive damages.  Plaintiffs filed motions requesting pre-judgment interest and attorney fees.  A hearing on the post-trial motions is set for May 30, 2017. We believe the case is without merit and intend to defend it vigorously.

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

The following reconciles net income to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$62.3	$45.5
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	70.0	68.2
Income taxes	32.9	(6.1)
Insurance liabilities	131.6	103.7
Accrual and amortization of investment income	(97.5)	(16.9)
Deferral of policy acquisition costs	(63.2)	(62.2)
Net realized investment (gains) losses	(7.9)	.9
Other	12.8	10.5
Net cash from operating activities	$141.0	$143.6

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Stock options, restricted stock and performance units	$6.3	$10.2

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2017
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,514.5	$—	$1,514.5
Notes receivable of VIEs held by insurance subsidiaries	—	(204.3)	(204.3)
Cash and cash equivalents held by variable interest entities	354.5	—	354.5
Accrued investment income	2.3	(.1)	2.2
Income tax assets, net	6.8	—	6.8
Other assets	106.4	(1.7)	104.7
Total assets	$1,984.5	$(206.1)	$1,778.4
Liabilities:
Other liabilities	$162.6	$(5.7)	$156.9
Borrowings related to variable interest entities	1,634.2	—	1,634.2
Notes payable of VIEs held by insurance subsidiaries	203.3	(203.3)	—
Total liabilities	$2,000.1	$(209.0)	$1,791.1

	December 31, 2016
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,724.3	$—	$1,724.3
Notes receivable of VIEs held by insurance subsidiaries	—	(204.2)	(204.2)
Cash and cash equivalents held by variable interest entities	189.3	—	189.3
Accrued investment income	3.0	(.1)	2.9
Income tax assets, net	6.4	(1.3)	5.1
Other assets	13.1	(1.8)	11.3
Total assets	$1,936.1	$(207.4)	$1,728.7
Liabilities:
Other liabilities	$81.8	$(6.4)	$75.4
Borrowings related to variable interest entities	1,662.8	—	1,662.8
Notes payable of VIEs held by insurance subsidiaries	203.3	(203.3)	—
Total liabilities	$1,947.9	$(209.7)	$1,738.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2017, such loans had an amortized cost of $1,506.1 million; gross unrealized gains of $12.6 million; gross unrealized losses of $4.2 million; and an estimated fair value of $1,514.5 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.1	$7.1
Due after one year through five years	600.8	604.2
Due after five years through ten years	898.2	903.2
Total	$1,506.1	$1,514.5

During the first three months of 2017, the VIEs recognized net realized investment gains of $2.1 million. During the first three months of 2016, the VIEs recognized net realized investment losses of $6.4 million.

At March 31, 2017, there were no investments held by the VIEs that were in default or considered nonperforming.

During the first three months of 2017, $20.4 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $.1 million. During the first three months of 2016, $26.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $6.5 million.

At March 31, 2017, the VIEs held:  (i) investments with a fair value of $216.3 million and gross unrealized losses of $2.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $69.3 million and gross unrealized losses of $1.3 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2017, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $277.6 million (classified as other invested assets).  At March 31, 2017, we had unfunded commitments to these partnerships of $230.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2017 and 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2017 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,513.3	$288.8	$13,802.1
United States Treasury securities and obligations of United States government corporations and agencies	—	193.8	—	193.8
States and political subdivisions	—	2,028.9	—	2,028.9
Debt securities issued by foreign governments	—	41.8	3.9	45.7
Asset-backed securities	—	2,727.1	67.2	2,794.3
Collateralized debt obligations	—	202.9	11.5	214.4
Commercial mortgage-backed securities	—	1,408.7	14.9	1,423.6
Mortgage pass-through securities	—	2.5	—	2.5
Collateralized mortgage obligations	—	873.1	—	873.1
Total fixed maturities, available for sale	—	20,992.1	386.3	21,378.4
Equity securities - corporate securities	359.2	204.3	24.3	587.8
Trading securities:
Corporate securities	—	25.4	—	25.4
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	100.6	—	100.6
Collateralized debt obligations	—	2.5	—	2.5
Commercial mortgage-backed securities	—	131.6	—	131.6
Collateralized mortgage obligations	—	75.5	—	75.5
Equity securities	5.0	—	—	5.0
Total trading securities	5.0	336.1	—	341.1
Investments held by variable interest entities - corporate securities	—	1,514.5	—	1,514.5
Other invested assets - derivatives	—	132.1	—	132.1
Assets held in separate accounts	—	4.6	—	4.6
Total assets carried at fair value by category	$364.2	$23,183.7	$410.6	$23,958.5

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,159.2	$1,159.2

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2017
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,814.8	$1,814.8	$1,788.5
Policy loans	—	—	112.4	112.4	112.4
Other invested assets:
Company-owned life insurance	—	170.0	—	170.0	170.0
Cash and cash equivalents:
Unrestricted	370.7	159.5	—	530.2	530.2
Held by variable interest entities	354.5	—	—	354.5	354.5
Liabilities:
Policyholder account balances	—	—	10,975.1	10,975.1	10,975.1
Investment borrowings	—	1,650.6	—	1,650.6	1,647.2
Borrowings related to variable interest entities	—	1,652.3	—	1,652.3	1,634.2
Notes payable – direct corporate obligations	—	946.4	—	946.4	913.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2017 (dollars in millions):

	March 31, 2017
	Beginning balance as of December 31, 2016	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2017	Amount of total gains (losses) for the three months ended March 31, 2017 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$258.5	$4.2	$.6	$8.0	$17.5	$—	$288.8	$(3.2)
Debt securities issued by foreign governments	3.9	—	—	—	—	—	3.9	—
Asset-backed securities	60.4	9.9	—	.4	—	(3.5)	67.2	—
Collateralized debt obligations	5.4	9.0	—	—	—	(2.9)	11.5	—
Commercial mortgage-backed securities	32.0	(.1)	—	—	—	(17.0)	14.9	—
Total fixed maturities, available for sale	360.2	23.0	.6	8.4	17.5	(23.4)	386.3	(3.2)
Equity securities - corporate securities	25.2	—	—	(.1)	—	(.8)	24.3	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,092.3)	(69.2)	2.3	—	—	—	(1,159.2)	2.3

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2017 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$23.2	$(19.0)	$—	$—	$4.2
Asset-backed securities	12.0	(2.1)	—	—	9.9
Collateralized debt obligations	9.0	—	—	—	9.0
Commercial mortgage-backed securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	44.2	(21.2)	—	—	23.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(43.3)	1.3	(43.1)	15.9	(69.2)

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

At March 31, 2017, 52 percent of our Level 3 fixed maturities, available for sale, were investment grade and 75 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2017 (dollars in millions):

	Fair value at March 31, 2017	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$167.9	Discounted cash flow analysis	Discount margins	1.60% - 34.59% (11.88%)
Corporate securities (b)	5.2	Recovery method	Percent of recovery expected	5% - 60% (37%)
Asset-backed securities (c)	24.2	Discounted cash flow analysis	Discount margins	1.91% - 3.65% (2.68%)
Equity security (d)	24.3	Market multiple	Projected cash flows	0.4% - 6.2% (5.9%)
Other assets categorized as Level 3 (e)	189.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	410.6
Liabilities:
Future policy benefits (f)	1,159.2	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.35% - 3.03% (2.00%)
			Surrender rates	0.94% - 46.48% (13.52%)
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2016 (dollars in millions):

	Fair value at December 31, 2016	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$148.5	Discounted cash flow analysis	Discount margins	1.35% - 27.71% (13.52%)
Corporate securities (b)	14.8	Recovery method	Percent of recovery expected	5% - 69% (55%)
Asset-backed securities (c)	24.0	Discounted cash flow analysis	Discount margins	2.06% - 3.64% (2.76%)
Equity security (d)	25.2	Market multiple	Projected cash flows	0.4% - 6.2% (5.9%)
Other assets categorized as Level 3 (e)	172.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	385.4
Liabilities:
Future policy benefits (f)	1,092.3	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.18% - 3.06% (2.07%)
			Surrender rates	0.94% - 46.48% (13.52%)
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

In this section, we review the consolidated financial condition of CNO at March 31, 2017, and its consolidated results of operations for the three months ended March 31, 2017 and 2016, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2016 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

•
general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as the impact of any defaults or failure of reinsurers to perform;

•	the amount we may need to pay to a reinsurer and the earnings charge we may incur in connection with a long-term care reinsurance transaction;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2017 and 2016 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2017	2016
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$89.7	$77.6
Washington National	23.5	26.3
Colonial Penn	(.3)	(6.8)
Long-term care in run-off	.4	—
Adjusted EBIT from business segments	113.3	97.1
Corporate operations, excluding corporate interest expense	(8.9)	(8.1)
Adjusted EBIT	104.4	89.0
Corporate interest expense	(11.5)	(11.4)
Operating earnings before taxes	92.9	77.6
Tax expense on operating income	33.1	28.0
Net operating income (a)	59.8	49.6
Net realized investment gains (losses) (net of related amortization)	7.9	(1.0)
Fair value changes in embedded derivative liabilities (net of related amortization)	(4.4)	(29.5)
Fair value changes related to agent deferred compensation plan	—	(6.0)
Other	.3	(.6)
Non-operating income (loss) before taxes	3.8	(37.1)
Income tax expense (benefit):
On non-operating income (loss)	1.3	(13.0)
Valuation allowance for deferred tax assets	—	(20.0)
Net non-operating income (loss)	2.5	(4.1)
Net income	$62.3	$45.5
Per diluted share:
Net operating income	$.34	$.27
Net realized investment gains (losses) (net of related amortization and taxes)	.03	—
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.01)	(.11)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	(.02)
Valuation allowance for deferred tax assets	—	.11
Other	—	—
Net income	$.36	$.25

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an adjusted analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) net realized investment gains or losses, net of related amortization; (ii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization; (iii) fair value changes related to the agent deferred compensation plan; and (iv) other non-operating items consisting primarily of earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2016 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$89.7	$77.6
Washington National	23.5	26.3
Colonial Penn	(.3)	(6.8)
Long-term care in run-off	.4	—
Corporate operations	(20.4)	(19.5)
	92.9	77.6
Net realized investment gains (losses), net of related amortization:
Bankers Life	1.7	(6.5)
Washington National	2.0	13.0
Colonial Penn	(.1)	(1.2)
Long-term care in run-off	(.3)	—
Corporate operations	4.6	(6.3)
	7.9	(1.0)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(4.4)	(29.1)
Washington National	—	(.4)
	(4.4)	(29.5)
Earnings attributable to non-controlling interests:
Corporate operations	.3	(.6)
Fair value changes related to agent deferred compensation plan:
Corporate operations	—	(6.0)
Income (loss) before income taxes:
Bankers Life	87.0	42.0
Washington National	25.5	38.9
Colonial Penn	(.4)	(8.0)
Long-term care in run-off	.1	—
Corporate operations	(15.5)	(32.4)
Income before income taxes	$96.7	$40.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan and earnings attributable to VIEs and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan and earnings attributable to VIEs.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing. In the fourth quarter of 2016, we began reporting as an additional business segment, the long-term care block recaptured from BRe.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premium collections:
Annuities	$257.5	$233.6
Medicare supplement and other supplemental health	316.0	313.1
Life	114.3	114.0
Total collections	$687.8	$660.7
Average liabilities for insurance products:
Fixed index annuities	$4,871.4	$4,327.5
Fixed interest annuities	3,012.3	3,297.5
SPIAs and supplemental contracts:
Mortality based	164.9	181.4
Deposit based	151.6	155.3
Health:
Long-term care	4,866.1	4,814.2
Medicare supplement	343.4	339.3
Other health	54.1	48.7
Life:
Interest sensitive	757.3	689.2
Non-interest sensitive	1,062.2	989.7
Total average liabilities for insurance products, net of reinsurance ceded	$15,283.3	$14,842.8
Revenues:
Insurance policy income	$419.1	$413.2
Net investment income:
General account invested assets	231.1	222.0
Fixed index products	41.8	(7.8)
Fee revenue and other income	10.6	6.6
Total revenues	702.6	634.0
Expenses:
Insurance policy benefits	367.6	360.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	26.5	28.1
Cost of options to fund index credits, net of forfeitures	14.9	16.9
Market value changes credited to policyholders	42.2	(8.2)
Amortization related to operations	46.3	51.5
Interest expense on investment borrowings	4.2	2.9
Other operating costs and expenses	111.2	105.0
Total benefits and expenses	612.9	556.4
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	89.7	77.6
Net realized investment gains (losses)	1.7	(6.6)
Amortization related to net realized investment gains (losses)	—	.1
Net realized investment gains (losses), net of related amortization	1.7	(6.5)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(5.4)	(36.7)
Amortization related to fair value changes in embedded derivative liabilities	1.0	7.6
Fair value changes in embedded derivative liabilities, net of related amortization	(4.4)	(29.1)
Income before income taxes	$87.0	$42.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2017	2016
Health benefit ratios:
All health lines:
Insurance policy benefits	$290.5	$294.4
Benefit ratio (a)	93.2%	94.6%
Medicare supplement:
Insurance policy benefits	$137.2	$137.0
Benefit ratio (a)	70.0%	71.1%
Long-term care:
Insurance policy benefits	$153.3	$157.4
Benefit ratio (a)	132.6%	132.9%
Interest-adjusted benefit ratio (b)	72.5%	75.3%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $69.5 million and $68.2 million in the three months ended March 31, 2017 and 2016, respectively.

Total premium collections were $687.8 million in the first quarter of 2017, up 4.1 percent from 2016, primarily reflecting an increase in premiums from annuity products. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.3 billion in the first quarter of 2017, up 3.0 percent from 2016. The increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $231.1 million in the first quarter of 2017, up 4.1 percent from 2016. The first quarter of 2017 reflects $10 million of higher investment income from alternative investments compared to the 2016 period and the amount of alternative investments in this segment increased approximately $200 million from March 31, 2016 to March 31, 2017. Prepayment income was $.5 million and $4.0 million in the first quarters of 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $41.8 million and $(7.8) million in the first quarters of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $10.6 million and $6.6 million in the first quarters of 2017 and 2016, respectively. The increase in the 2017 period is attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries and revenues earned related to sales of Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 70.0 percent and 71.1 percent in the first quarters of 2017 and 2016, respectively. We continue to expect the Medicare supplement benefit ratio to be in the range of 71 percent to 74 percent during 2017.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 132.6 percent and 132.9 percent in the first quarters of 2017 and 2016, respectively.  The interest-adjusted benefit ratio on this business was 72.5 percent and 75.3 percent in the first quarters of 2017 and 2016, respectively.  The interest-adjusted benefit ratio in the first quarters of 2017 and 2016, was favorably impacted by reserve releases of $2 million and $8 million, respectively, related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the three months ended March 31, 2017 and 2016, excluding the favorable reserve releases related to rate increases was 74.2 percent and 82.4 percent, respectively. The interest-adjusted benefit ratio in the first quarter of 2017 also reflected no increase to the future loss reserve, given the outcome of the year-end 2016 actuarial review, compared to an $8.9 million increase in the first quarter of 2016. We continue to expect the long-term care interest-adjusted benefit ratio to be in the range of 77 percent to 82 percent during 2017, excluding the reserve-related impacts of rate increase actions. As we experienced in the first quarter of 2017, we expect that the rate increases will have less of an impact on the interest-adjusted benefit ratio in 2017 than in 2016.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $26.5 million and $28.1 million in the first quarters of 2017 and 2016, respectively. The weighted average crediting rate for these products was 2.8 percent in both the first quarters of 2017 and 2016. The average liabilities of the fixed interest annuity block were $3.0 billion and $3.3 billion in the first three months of 2017 and 2016, respectively. The decrease in the liabilities related to these

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $46.3 million and $51.5 million in the first quarters of 2017 and 2016, respectively. The decrease in this expense generally reflects the favorable persistency experienced in the first quarter of 2017 compared to the first quarter of 2016.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2017 period is primarily due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses in our Bankers Life segment were $111.2 million in the first quarter of 2017, up 5.9 percent from 2016. Such expenses in the first quarter of 2017 include $3.5 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty Network America Insurance Company ("Penn Treaty"). The increase in commission and agent manager benefits in the 2017 period primarily reflects commissions on products sold through our broker-dealer and registered investment advisor subsidiaries. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Commission expense and agent manager benefits	$18.3	$15.9
Other operating expenses	92.9	89.1
Total	$111.2	$105.0

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2017, we recognized net realized investment gains of $1.7 million, which were comprised of: (i) $.4 million of net losses from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.1 million. During the first three months of 2016, we recognized net realized investment losses of $6.6 million, which were comprised of: (i) $4.9 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.1 million; and (iii) $8.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of nil and $(.1) million in the first quarters of 2017 and 2016, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premium collections:
Supplemental health and other health	$150.6	$141.6
Medicare supplement	14.4	16.4
Life	7.9	7.2
Annuity	.2	.3
Total collections	$173.1	$165.5
Average liabilities for insurance products:
Fixed index annuities	$326.1	$363.5
Fixed interest annuities	100.8	111.2
SPIAs and supplemental contracts:
Mortality based	233.5	248.5
Deposit based	271.9	265.5
Separate Accounts	4.6	4.7
Health:
Supplemental health	2,680.2	2,558.0
Medicare supplement	26.9	29.5
Other health	13.8	14.3
Life:
Interest sensitive	149.2	150.5
Non-interest sensitive	175.3	182.3
Total average liabilities for insurance products, net of reinsurance ceded	$3,982.3	$3,928.0
Revenues:
Insurance policy income	$167.1	$162.1
Net investment income:
General account invested assets	63.4	61.7
Fixed index products	2.6	(1.2)
Trading account income related to policyholder accounts	1.4	.1
Fee revenue and other income	.3	.3
Total revenues	234.8	223.0
Expenses:
Insurance policy benefits	137.8	129.1
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.3	3.5
Cost of options to fund index credits, net of forfeitures	1.0	1.7
Market value changes credited to policyholders	4.6	(.8)
Amortization related to operations	14.3	15.1
Interest expense on investment borrowings	1.3	.8
Other operating costs and expenses	49.0	47.3
Total benefits and expenses	211.3	196.7
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	23.5	26.3
Net realized investment gains (losses)	2.0	13.2
Amortization related to net realized investment gains (losses)	—	(.2)
Net realized investment gains (losses), net of related amortization	2.0	13.0
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.1)	(1.3)
Amortization related to fair value changes in embedded derivative liabilities	.1	.9
Fair value changes in embedded derivative liabilities, net of related amortization	—	(.4)
Income before income taxes	$25.5	$38.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2017	2016
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$9.5	$10.6
Benefit ratio (a)	66.8%	65.1%
Supplemental health and other:
Insurance policy benefits	$123.2	$113.0
Benefit ratio (a)	84.6%	81.2%
Interest-adjusted benefit ratio (b)	60.6%	57.7%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $34.9 million and $32.7 million in the three months ended March 31, 2017 and 2016, respectively.

Total premium collections were $173.1 million in the first quarter of 2017, up 4.6 percent from 2016, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.0 billion in the first quarter of 2017, up 1.4 percent from 2016, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $63.4 million in the first quarter of 2017, up 2.8 percent from 2016.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $2.6 million and $(1.2) million in the first quarters of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $22.4 million and $26.2 million in the first quarters of 2017 and 2016, respectively. The margin in the first quarter of 2017 as compared to the same period in the prior year reflects a higher benefit ratio primarily due to higher incurred claims. The interest-adjusted benefit ratio on this supplemental health business was 60.6 percent and 57.7 percent in the first quarters of 2017 and 2016, respectively. We continue to expect the supplemental health interest-adjusted benefit ratio to be in the range of 58 percent to 61 percent during 2017.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $4.8 million and $5.7 million in the first quarters of 2017 and 2016, respectively. Such decrease reflects the run-off of this block of business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.3 million and $3.5 million in the first quarters of 2017 and 2016, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $14.3 million and $15.1 million in the first quarters of 2017 and 2016, respectively. The decrease in this expense reflects the favorable persistency experienced in the first quarter of 2017 compared to the first quarter of 2016.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in 2017 is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $49.0 million and $47.3 million in the first quarters of 2017 and 2016, respectively. Such expenses in the first quarter of 2017 include $1.3 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty. Other operating costs and expenses also include commission expense of $17.1 million and $17.4 million in the first quarters of 2017 and 2016, respectively.

Net realized investment gains (losses) fluctuate each period. During the first three months of 2017, we recognized net realized investment gains of $2.0 million, which were comprised of: (i) $.8 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.5 million; and (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.7 million. During the first three months of 2016, we recognized net realized investment gains of $13.2 million, which were comprised of: (i) $13.2 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (iv) $1.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil and $.2 million in the first three months of 2017 and 2016, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premium collections:
Life	$74.0	$69.5
Supplemental health	.5	.6
Total collections	$74.5	$70.1
Average liabilities for insurance products:
SPIAs - mortality based	$72.6	$71.2
Health:
Medicare supplement	6.0	6.8
Other health	4.1	4.3
Life:
Interest sensitive	15.8	16.2
Non-interest sensitive	708.0	680.6
Total average liabilities for insurance products, net of reinsurance ceded	$806.5	$779.1
Revenues:
Insurance policy income	$73.0	$69.1
Net investment income on general account invested assets	10.9	11.0
Fee revenue and other income	.2	.4
Total revenues	84.1	80.5
Expenses:
Insurance policy benefits	52.6	50.4
Amounts added to annuity and interest-sensitive life product account balances	.1	.1
Amortization related to operations	4.0	3.9
Interest expense on investment borrowings	.2	.1
Other operating costs and expenses	27.5	32.8
Total benefits and expenses	84.4	87.3
Income (loss) before net realized investment gains (losses) and income taxes	(.3)	(6.8)
Net realized investment gains (losses)	(.1)	(1.2)
Income (loss) before income taxes	$(.4)	$(8.0)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2017 in the range of $5 million to $15 million.

Total premium collections were $74.5 million in the first quarter of 2017, up 6.3 percent from 2016. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets decreased slightly in the 2017 period.

Insurance policy benefits increased primarily due to the growth in this segment, partially offset by lower mortality in the first quarter of 2017 compared to the first quarter of 2016.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were lower in the 2017 period as compared to the corresponding period in 2016. We continue to face competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In the first quarter of 2017, increased advertising costs resulted in our decision to lower our planned spending. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuated each period. During the first three months of 2017, we recognized net realized investment losses of $.1 million, which were comprised of: (i) $.2 million of net losses from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.1 million. During the first three months of 2016, we recognized net realized investment losses of $1.2 million, which were comprised of: (i) $.9 million of net losses from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

	Three months ended
	March 31,
	2017	2016
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$59.6	$55.3
Net investment income and other	11.1	11.4
Total revenues	70.7	66.7
Benefits and expenses:
Insurance policy benefits	44.6	42.1
Amortization	3.8	3.7
Other expenses	8.2	8.2
Total benefits and expenses	56.6	54.0
Adjusted EBIT from In-Force Business	$14.1	$12.7

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$13.4	$13.8
Net investment income and other	—	—
Total revenues	13.4	13.8
Benefits and expenses:
Insurance policy benefits	8.1	8.4
Amortization	.2	.2
Other expenses	19.5	24.7
Total benefits and expenses	27.8	33.3
Adjusted EBIT from New Business	$(14.4)	$(19.5)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$73.0	$69.1
Net investment income and other	11.1	11.4
Total revenues	84.1	80.5
Benefits and expenses:
Insurance policy benefits	52.7	50.5
Amortization	4.0	3.9
Other expenses	27.7	32.9
Total benefits and expenses	84.4	87.3
Adjusted EBIT from In-Force and New Business	$(.3)	$(6.8)

The Adjusted EBIT from in-force business in the Colonial Penn segment in the first quarter of 2017 reflects favorable mortality as compared to the same period in 2016. The Adjusted EBIT from new business in the Colonial Penn segment in the 2017 period primarily reflects lower marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Long-term care in run-off (dollars in millions)

In September 2016, we terminated certain reinsurance agreements and recaptured the ceded business. The long-term care in run-off segment is comprised of the long-term care business that was recaptured.

Three months ended
March 31, 2017
Premium collections:
Long-term care (all renewal)	$4.6

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$560.7

Revenues:
Insurance policy income	$4.6
Net investment income on general account invested assets	9.7
Total revenues	14.3
Expenses:
Insurance policy benefits	13.2
Other operating costs and expenses	.7
Total benefits and expenses	13.9
Loss before net realized investment losses and income taxes	.4
Net realized investment losses	(.3)
Loss before income taxes	$.1

Three months ended
March 31, 2017
Health benefit ratios:
Long-term care:
Insurance policy benefits	$13.2
Benefit ratio (a)	286.5%
Interest-adjusted benefit ratio (b)	128.1%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $7.3 million in the three months ended March 31, 2017

Insurance policy benefits were $13.2 million in the first quarter of 2017. Since this block of long-term care business is in loss recognition status, our valuation assumptions reflect no profits or losses on the block over its remaining life. Accordingly, changes in assumptions which adversely impact future earnings will result in an immediate charge to current earnings. This block of business is particularly sensitive to changes in assumptions related to expected future investment yields. For example, we estimate that a 50 basis point reduction in the ultimate new money rate assumption would result in a $10 million pre-tax charge.

Net realized investment losses fluctuated each period. During the first three months of 2017, we recognized net realized investment losses of $.3 million, which were comprised of: (i) $8.1 million of net gains from the sales of investments; and (ii) $8.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Corporate operations:
Interest expense on corporate debt	$(11.5)	$(11.4)
Net investment income (loss):
General investment portfolio	.9	1.3
Other special-purpose portfolios:
COLI	6.4	(.9)
Investments held in a rabbi trust	.8	.1
Other trading account activities	2.3	3.5
Fee revenue and other income	2.4	2.5
Other operating costs and expenses	(21.7)	(14.6)
Loss before net realized investment gains (losses), earnings attributable to non-controlling interests, fair value changes related to agent deferred compensation plan and income taxes	(20.4)	(19.5)
Net realized investment gains (losses)	4.6	(6.3)
Earnings attributable to VIEs	.3	(.6)
Fair value changes related to agent deferred compensation plan	—	(6.0)
Loss before income taxes	$(15.5)	$(32.4)

Interest expense on corporate debt was $11.5 million and $11.4 million in the first three months of 2017 and 2016, respectively. Our average corporate debt outstanding was $925.0 million in both the first three months of 2017 and 2016. The average interest rate on our debt was 4.7 percent in both the first three months of 2017 and 2016.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from:  (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; and (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. In the first quarter of 2017, we recognized a death benefit, net of cash surrender value, of $2.0 million related to the COLI.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as legal and consulting costs which often vary from period to period and were higher in 2017 as compared to the 2016 period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) often fluctuate each period. During the first three months of 2017, net realized investment gains in this segment were $4.6 million (including $2.1 million of gains recognized by the VIEs and $2.5 million of net gains on other investment sales). During the first three months of 2016, net realized investment losses in this segment included $6.3 million of net losses from the sales of investments (including $6.4 million of losses recognized by the VIEs and $.1 million of net gains on other investment sales).

Earnings attributable to non-controlling interests include the earnings attributable to non-controlling interests in certain VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), S&P and Moody's Investor Services, Inc. ("Moody's") are "A-", "BBB+", "BBB+" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $940.0 million in the first quarter of 2017, up 4.9 percent from 2016. First year collected premiums were $345.3 million in the first quarter of 2017, up 5.1 percent from 2016. Total premiums collected are summarized as follows (dollars in millions):

	Three months ended
	March 31,
	2017	2016
First year:
Bankers Life	$311.1	$294.5
Washington National	20.5	20.1
Colonial Penn	13.7	14.0
Total first year	345.3	328.6

Renewal:
Bankers Life	376.7	366.2
Washington National	152.6	145.4
Colonial Penn	60.8	56.1
Long-term care in run-off	4.6	—
Total renewal	594.7	567.7
Total premiums collected	$940.0	$896.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premiums collected by product:
Annuities:
Fixed index (first-year)	$235.3	$199.9
Other fixed interest (first-year)	20.6	31.9
Other fixed interest (renewal)	1.6	1.8
Subtotal - other fixed interest annuities	22.2	33.7
Total annuities	257.5	233.6
Health:
Medicare supplement (first-year)	17.5	18.4
Medicare supplement (renewal)	174.2	168.5
Subtotal - Medicare supplement	191.7	186.9
Long-term care (first-year)	4.2	4.4
Long-term care (renewal)	112.8	115.2
Subtotal - long-term care	117.0	119.6
Supplemental health (first-year)	1.4	1.3
Supplemental health (renewal)	4.3	3.7
Subtotal – supplemental health	5.7	5.0
Other health (first-year)	.2	—
Other health (renewal)	1.4	1.6
Subtotal - other health	1.6	1.6
Total health	316.0	313.1
Life insurance:
Traditional (first-year)	20.2	20.8
Traditional (renewal)	54.1	50.2
Subtotal - traditional	74.3	71.0
Interest-sensitive (first-year)	11.7	17.8
Interest-sensitive (renewal)	28.3	25.2
Subtotal - interest-sensitive	40.0	43.0
Total life insurance	114.3	114.0
Collections on insurance products:
Total first-year premium collections on insurance products	311.1	294.5
Total renewal premium collections on insurance products	376.7	366.2
Total collections on insurance products	$687.8	$660.7

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 10 percent, to $257.5 million, in the first quarter of 2017, as compared to the same period in 2016. The increase in premium collections in the 2017 period is consistent with our marketing efforts to increase fixed index

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

annuity sales. Premium collections from our fixed index products were also favorably impacted in the 2017 period by the general stock market performance which made these products attractive to certain customers.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased 2.6 percent, to $191.7 million, in the first quarter of 2017, as compared to the same period in 2016.

Premiums collected on Bankers Life's long-term care policies decreased 2.2 percent, to $117.0 million, in the first quarter of 2017, as compared to the same period in 2016.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased .3 percent, to $114.3 million, in the first quarter of 2017, as compared to the same period in 2016, reflecting higher persistency; substantially offset by lower first-year premiums.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premiums collected by product:
Health:
Medicare supplement (renewal)	$14.4	$16.4
Supplemental health (first-year)	19.0	18.5
Supplemental health (renewal)	131.1	122.6
Subtotal – supplemental health	150.1	141.1
Other health (first-year)	.1	—
Other health (renewal)	.4	.5
Subtotal - other health	.5	.5
Total health	165.0	158.0
Life insurance:
Traditional (first-year)	.2	.2
Traditional (renewal)	2.6	2.6
Subtotal - traditional	2.8	2.8
Interest-sensitive (first-year)	1.2	1.4
Interest-sensitive (renewal)	3.9	3.0
Subtotal - interest-sensitive	5.1	4.4
Total life insurance	7.9	7.2
Annuities:
Fixed index (renewal)	.2	.2
Other fixed interest (renewal)	—	.1
Total annuities	.2	.3
Collections on insurance products:
Total first-year premium collections on insurance products	20.5	20.1
Total renewal premium collections on insurance products	152.6	145.4
Total collections on insurance products	$173.1	$165.5

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2017 period due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 6.4 percent, to $150.1 million, in the first quarter of 2017, as compared to the same period in 2016. Such increase is due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 6.5 percent, to $158.5 million, in the first quarter of 2017, as compared to the same period in 2016, driven by sales in recent periods and persistency.

Life premiums collected in the Washington National segment increased 9.7 percent, to $7.9 million, in the first quarter of 2017, as compared to the same period in 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2017	2016
Premiums collected by product:
Life insurance:
Traditional (first-year)	$13.7	$14.0
Traditional (renewal)	60.2	55.4
Subtotal - traditional	73.9	69.4
Interest-sensitive (all renewal)	.1	.1
Total life insurance	74.0	69.5
Health (all renewal):
Medicare supplement	.5	.5
Other health	—	.1
Total health	.5	.6
Collections on insurance products:
Total first-year premium collections on insurance products	13.7	14.0
Total renewal premium collections on insurance products	60.8	56.1
Total collections on insurance products	$74.5	$70.1

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 6.5 percent, to $74.0 million, in the first quarter of 2017, as compared to the same period in 2016. Graded benefit life products sold through our direct response marketing channel accounted for $73.5 million and $68.9 million of our total collected premiums in the first quarters of 2017 and 2016, respectively. The increase in premiums collected reflects both recent sales activity and steady persistency.

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

Long-term care in run-off (dollars in millions)

2016
Premiums collected by product:
Health:
Long-term care (renewal)	$4.6

The Long-term care in run-off segment only includes the premiums collected from the long-term care block that was recaptured in September 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2017 and December 31, 2016 was as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Total capital:
Corporate notes payable	$913.4	$912.9
Shareholders’ equity:
Common stock	1.7	1.7
Additional paid-in capital	3,177.1	3,212.1
Accumulated other comprehensive income	729.6	622.4
Retained earnings	698.4	650.7
Total shareholders’ equity	4,606.8	4,486.9
Total capital	$5,520.2	$5,399.8

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2017 and as of and for the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Book value per common share	$26.77	$25.82
Book value per common share, excluding accumulated other comprehensive income (a)	22.53	22.24
Ratio of earnings to fixed charges	2.55X	2.43X
Debt to total capital ratios:
Corporate debt to total capital	16.5%	16.9%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.1%	19.1%
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

Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off

In December 2013, two of our insurance subsidiaries with long-term care business (Washington National and BCLIC) entered into 100% coinsurance agreements ceding $495 million of long-term care reserves to BRe. BRe was a reinsurer that was not licensed or accredited by the states of domicile (Indiana and New York, respectively) of the insurance subsidiaries ceding the long-term care business and BRe was not rated by A.M. Best. As a result of its non-accredited status, BRe was required to provide collateral which met the regulatory requirements of the states of domicile in order for our insurance subsidiaries to obtain full credit in their statutory financial statements for the reinsurance receivables due from BRe. Such collateral was required to be held in market value trusts subject to 7% over collateralization, investment guidelines and periodic true-up provisions. In September 2016, we terminated the reinsurance agreements with BRe and recaptured the ceded business.

Prior to the recapture, certain irregularities had come to our attention regarding BRe (including its relationship with Platinum and the valuation and appropriateness of the collateral deposited in trusts by BRe for Washington National and BCLIC). As a result, CNO commenced an independent third-party audit by a forensic accounting firm in late June 2016 of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

certain investments deposited in the trusts by BRe. Such investments included assets valued at that time using unobservable inputs that contained assumptions determined by BRe. The initial scope of CNO’s audit was a subset of investments which had an estimated fair value of approximately $62 million as of September 30, 2016. In September 2016, Washington National and BCLIC expanded the scope of the independent audit to include additional investments for which we estimated the fair value to be approximately $63 million as of September 30, 2016.

The aforementioned independent audit of these investments was completed in the fourth quarter of 2016. The audit confirmed that the assets in the initial scope of the audit bore some connection to Platinum Partners, LP ("Platinum") or to parties that have had past or present associations with Platinum. Based on information obtained through the audit, the investments included in the additional scope of the audit did not appear to have clear connections to Platinum or to parties that have had past or present associations with Platinum. However, CNO and the auditor retained by CNO also concluded that many of the values that had been assigned to these investments by BRe, and summarized in reports prepared by its valuation firm, were inaccurate due to the use of flawed methodologies.

In addition to the investments subject to the independent audits, Washington National and BCLIC received approximately $380 million in other investments and cash balances in the recapture. A substantial portion of these investments have been sold or redeemed since the recapture. The activity since the date of the recapture with respect to the assets received in the recapture is summarized below (dollars in millions):

			Investments not included in scope of audit
	Investments included in initial scope of audit	Investments included in additional scope of audit	Cash, fixed maturities and other invested assets	Total investments
September 30, 2016 values	$62.2	$62.6	$379.8	$504.6
Net cash flows (1)	(13.5)	(11.6)	(359.5)	(384.6)
Realized gains (losses) and impairments (2)	.4	(1.7)	(4.0)	(5.3)
Other activity (4)	3.9	1.9	.6	6.4
December 31, 2016 values	53.0	51.2	16.9	121.1
Net cash flows (1)	(16.7)	(5.5)	(8.7)	(30.9)
Realized gains (losses) and impairments (3)	3.2	(4.5)	1.0	(.3)
Other activity (4)	(1.8)	1.3	(1.4)	(1.9)
March 31, 2017 values	$37.7	$42.5	$7.8	$88.0

A summary of the values for the remaining investments that were included in the aforementioned independent audits as of March 31, 2017, is summarized below (dollars in millions):

	Investments included in initial scope of audit	Investments included in additional scope of audit	Total investments included in the scope of audit
Lease related investments	$—	$29.6	$29.6
Mortgage loans secured by real estate	1.0	10.6	11.6
Senior secured loans to companies in the energy sector (5)	11.1	—	11.1
Senior secured loans to other companies	17.6	.4	18.0
Secured term loan issued by Platinum Partners Credit Opportunity Master Fund L.P.	5.3	—	5.3
Preferred and common stock	2.7	.3	3.0
Other	—	1.6	1.6
Total investments	$37.7	$42.5	$80.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

________________

(1)	Net cash inflows from sales and redemptions of investments during the period.

(2)	Includes $4.6 million of impairment charges and $.7 million of net realized losses recognized on the sale of transferred investments.

(3)	Includes $8.4 million of impairment charges; partially offset by $8.1 million of net realized gains recognized on the sale of transferred investments.

(4)	Includes amortization of discount and premium and changes in estimated fair values of investments during the period.

(5)
Includes: (i) $2.3 million of loans issued by Golden Gate Oil, LLC with a par value of $11.7 million; and (ii) $6.8 million of loans issued by the parent of Agera Energy LLC with a par value of $11.1 million. The issuers of this debt have been referred to in recent articles regarding Platinum.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of March 31, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2017, which are maintained in custodial accounts for the benefit of the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2017
$50.0	January 2018	Variable rate – 1.365%
50.0	January 2018	Variable rate – 1.381%
50.0	February 2018	Variable rate – 1.344%
50.0	February 2018	Variable rate – 1.127%
22.0	February 2018	Variable rate – 1.384%
100.0	May 2018	Variable rate – 1.433%
50.0	July 2018	Variable rate – 1.509%
50.0	August 2018	Variable rate – 1.159%
10.0	December 2018	Variable rate – 1.421%
50.0	January 2019	Variable rate – 1.443%
50.0	February 2019	Variable rate – 1.127%
100.0	March 2019	Variable rate – 1.423%
21.8	July 2019	Variable rate – 1.466%
15.0	October 2019	Variable rate – 1.550%
50.0	May 2020	Variable rate – 1.432%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.782%
100.0	September 2020	Variable rate – 1.642%
50.0	September 2020	Variable rate – 1.643%
75.0	September 2020	Variable rate – 1.272%
100.0	October 2020	Variable rate – 1.109%
50.0	December 2020	Variable rate – 1.530%
100.0	July 2021	Variable rate – 1.572%
100.0	July 2021	Variable rate – 1.542%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.564%
125.0	August 2021	Variable rate – 1.462%
50.0	September 2021	Variable rate – 1.592%
25.2	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.2

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

Our estimated consolidated statutory RBC ratio of 446 percent at March 31, 2017, reflects estimated consolidated statutory operating earnings of $70 million and dividends to the holding company of $128.4 million during the first three months of 2017. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

On October 4, 2016, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries. The outlook for these ratings is negative. S&P’s negative outlook reflects their concerns related to the Company’s recapture of the ceded business as further described above under the caption "Termination of Long-Term Care Reinsurance Agreements and Recapture of Related Long-Term Care Business in Run-off". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2017, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $137.4 million; (ii) fixed income investments of $86.6 million; and (iii) equity securities of $89.6 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2017, our insurance subsidiaries paid dividends to CDOC totaling $128.4 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 386 percent at March 31, 2017.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2017, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$562.8	(a)
Colonial Penn	(301.0)	(b)
____________________

(a)	Bankers Life paid dividends of $41.0 million to CLTX in the first three months of 2017.

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

In the first three months of 2017, we repurchased 2.1 million shares of common stock for $43.0 million under our securities repurchase program (including $4.5 million of repurchases settled in the second quarter of 2017). The Company has remaining repurchase authority of $209.7 million as of March 31, 2017. We currently anticipate repurchasing a total of approximately $200 million to $275 million of our common stock during 2017, absent compelling alternatives including, but not limited to, investment in our business, dividends on common stock, acquisition transactions or ceding commissions related to reinsurance transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In the first three months of 2017, dividends declared on common stock totaled $14.0 million ($0.08 per common share).

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

As part of our investment strategy, we may enter into repurchase agreements to increase our investment return. Pursuant to such agreements, the Company sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. No such borrowings were outstanding at March 31, 2017.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2017, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,784.1	$1,173.4	$(63.5)	$12,894.0
United States Treasury securities and obligations of United States government corporations and agencies	173.1	20.7	—	193.8
States and political subdivisions	1,831.0	193.7	(6.9)	2,017.8
Debt securities issued by foreign governments	44.3	1.5	(.1)	45.7
Asset-backed securities	1,123.5	31.5	(6.7)	1,148.3
Collateralized debt obligations	210.1	1.8	—	211.9
Commercial mortgage-backed securities	1,349.2	33.6	(20.5)	1,362.3
Mortgage pass-through securities	2.3	.2	—	2.5
Collateralized mortgage obligations	278.2	14.1	(.1)	292.2
Total investment grade fixed maturities, available for sale	16,795.8	1,470.5	(97.8)	18,168.5
Below-investment grade (a) (b):
Corporate securities	904.5	30.2	(26.6)	908.1
States and political subdivisions	13.6	—	(2.5)	11.1
Asset-backed securities	1,568.9	81.7	(4.6)	1,646.0
Collateralized debt obligations	2.5	—	—	2.5
Commercial mortgage-backed securities	61.9	.6	(1.2)	61.3
Collateralized mortgage obligations	533.1	49.3	(1.5)	580.9
Total below-investment grade fixed maturities, available for sale	3,084.5	161.8	(36.4)	3,209.9
Total fixed maturities, available for sale	$19,880.3	$1,632.3	$(134.2)	$21,378.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2017 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,519.9	$10,318.9	48.3%
2	9,283.9	9,970.4	46.6
Total NAIC 1 and 2 (investment grade)	18,803.8	20,289.3	94.9
3	699.6	706.1	3.3
4	220.8	220.5	1.0
5	122.7	122.5	.6
6	33.4	40.0	.2
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,076.5	1,089.1	5.1
	$19,880.3	$21,378.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,794.3	13.1%	$11.3	8.4%
States and political subdivisions	2,028.9	9.5	9.4	7.0
Utilities	1,569.3	7.3	2.1	1.6
Energy	1,559.2	7.3	11.7	8.7
Insurance	1,474.9	6.9	6.7	5.0
Healthcare/pharmaceuticals	1,472.5	6.9	11.1	8.3
Commercial mortgage-backed securities	1,423.6	6.7	21.7	16.2
Banks	1,013.1	4.7	6.6	4.9
Food/beverage	892.8	4.2	1.0	.7
Collateralized mortgage obligations	873.1	4.1	1.6	1.2
Cable/media	791.8	3.7	15.3	11.4
Real estate/REITs	571.1	2.7	.3	.2
Capital goods	527.2	2.5	2.7	2.0
Chemicals	457.8	2.1	6.5	4.8
Transportation	453.4	2.1	1.9	1.4
Telecom	425.1	2.0	2.3	1.7
Brokerage	325.3	1.5	.9	.7
Technology	275.0	1.3	1.8	1.4
Aerospace/defense	272.2	1.3	.1	.1
Business services	259.0	1.2	4.6	3.4
Autos	252.1	1.2	1.6	1.2
Paper	240.7	1.1	.5	.4
Collateralized debt obligations	214.4	1.0	—	—
Retail	206.5	1.0	2.7	2.0
Other	1,005.1	4.6	9.8	7.3
Total fixed maturities, available for sale	$21,378.4	100.0%	$134.2	100.0%

At March 31, 2017, the carrying value of the Company's fixed maturity securities in the energy sector was $1.6 billion, with gross unrealized gains of $139.7 million and gross unrealized losses of $11.7 million. Although these securities are of high quality (90 percent are rated investment grade) and diversified (76 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time. At December 31, 2016, the carrying value of our fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $126.8 million and gross unrealized losses of $21.4 million.

Below-Investment Grade Securities

At March 31, 2017, the amortized cost of the Company's below-investment grade fixed maturity securities was $3,084.5 million, or 16 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $3,209.9 million, or 104 percent of the amortized cost (refer to the table on page 88 for composition of the below-investment grade portfolio).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$7.0	$98.5
Gross realized losses on sale	(2.7)	(81.0)
Impairments:
Total other-than-temporary impairment losses	(3.2)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—
Net impairment losses recognized	(3.2)	(6.3)
Net realized investment gains (losses) from fixed maturities	1.1	11.2
Equity securities	1.9	.1
Commercial mortgage loans	1.0	—
Impairments of other investments	(5.2)	(3.7)
Other (a)	9.1	(8.5)
Net realized investment gains (losses)	$7.9	$(.9)
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $3.0 million and $(3.4) million for the three months ended March 31, 2017 and 2016, respectively.

During the first three months of 2017, we recognized net realized investment gains of $7.9 million, which were comprised of: (i) $12.9 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.7 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.7 million; and (iv) $8.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2016, we recognized net realized investment losses of .9 million, which were comprised of: (i) $10.9 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $3.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (iv) $10.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At March 31, 2017, there were five investments in default with an amortized cost and carrying value of $18.7 million and $27.3 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first three months of 2017, the $2.7 million of gross realized losses on sales of $95.3 million of fixed maturity securities, available for sale included: (i) $1.5 million related to various corporate securities; (ii) $.9 million related to commercial mortgage-backed securities; and (iii) $.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2016, the $81.0 million of gross realized losses on sales of $388.0 million of fixed maturity securities, available for sale, included: (i) $74.5 million related to various corporate securities (including $62.7 million related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.2 million related to various other investments.

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

During the first three months of 2017, we recognized $8.4 million of impairment losses recorded in earnings which included: (i) $3.2 million of writedowns on fixed maturities of a single issuer in the energy sector; and (ii) $5.2 million of writedowns related to a real estate investment. Factors considered in determining the writedowns of investments in the first three months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

There were no investments sold at a loss during the first three months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$26.8	$26.6
Due after one year through five years	97.1	95.2
Due after five years through ten years	270.8	260.0
Due after ten years	1,819.0	1,732.3
Subtotal	2,213.7	2,114.1
Structured securities	1,482.0	1,447.4
Total	$3,695.7	$3,561.5

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2017 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	3	$27.4	$(6.2)	$21.2
Greater than or equal to 6 months and less than 12 months	2	6.7	(1.6)	5.1
Greater than 12 months	1.7		(.2)	.5
		$34.8	$(8.0)	$26.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2017 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$18.7	$1.8	$1.2	$—	$21.7
Cable/media	.1	12.4	2.8	—	15.3
Energy	.1	6.5	3.4	1.7	11.7
Asset-backed securities	2.8	3.9	.5	4.1	11.3
Healthcare/pharmaceuticals	2.5	7.1	.1	1.4	11.1
States and political subdivisions	5.1	1.8	—	2.5	9.4
Insurance	.8	5.9	—	—	6.7
Banks	1.1	5.5	—	—	6.6
Chemicals	.2	1.7	4.6	—	6.5
Business services	—	.1	4.5	—	4.6
Capital goods	.2	2.2	.2	.1	2.7
Retail	—	.2	—	2.5	2.7
Telecom	—	1.8	.5	—	2.3
Utilities	.8	1.2	—	.1	2.1
Transportation	—	1.9	—	—	1.9
Technology	—	1.7	.1	—	1.8
Autos	—	1.5	—	.1	1.6
Collateralized mortgage obligations	.1	—	.3	1.2	1.6
Building materials	—	—	1.2	—	1.2
Metals and mining	—	—	1.2	—	1.2
Food/beverage	—	1.0	—	—	1.0
Brokerage	—	.2	—	.7	.9
Entertainment/hotels	—	.7	—	—	.7
Paper	—	.5	—	—	.5
Real estate/REITs	—	.3	—	—	.3
Aerospace/defense	—	—	—	.1	.1
Debt securities issued by foreign governments	—	.1	—	—	.1
Other	5.1	.2	1.0	.3	6.6
Total fixed maturities, available for sale	$37.6	$60.2	$21.6	$14.8	$134.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$17.7	$—	$—	$—	$17.7	$—
States and political subdivisions	185.4	(6.8)	18.5	(2.6)	203.9	(9.4)
Debt securities issued by foreign governments	10.4	(.1)	—	—	10.4	(.1)
Corporate securities	1,395.2	(39.2)	486.9	(50.9)	1,882.1	(90.1)
Asset-backed securities	599.3	(7.0)	219.8	(4.3)	819.1	(11.3)
Collateralized debt obligations	15.5	—	9.0	—	24.5	—
Commercial mortgage-backed securities	406.0	(14.1)	123.0	(7.6)	529.0	(21.7)
Collateralized mortgage obligations	37.9	(.5)	36.9	(1.1)	74.8	(1.6)
Total fixed maturities, available for sale	$2,667.4	$(67.7)	$894.1	$(66.5)	$3,561.5	$(134.2)
Equity securities	$108.8	$(4.6)	$—	$—	$108.8	$(4.6)

Based on management's current assessment of investments with unrealized losses at March 31, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2017 fixed maturity investments included structured securities with an estimated fair value of $5.3 billion (or 25 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2017 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$2,010.1	$1,536.6	$1,562.7
4 percent – 5 percent	1,705.6	1,552.9	1,604.7
5 percent – 6 percent	1,672.3	1,513.5	1,587.4
6 percent – 7 percent	363.0	324.1	339.8
7 percent – 8 percent	54.4	54.8	64.3
8 percent and above	148.4	147.8	149.0
Total structured securities	$5,953.8	$5,129.7	$5,307.9

The amortized cost and estimated fair value of structured securities at March 31, 2017, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$620.3	$667.7	3.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	132.4	146.6	.7
Commercial mortgage-backed securities	1,411.1	1,423.6	6.6
Asset-backed securities	2,692.4	2,794.3	13.1
Collateralized debt obligations	212.6	214.4	1.0
Other	60.9	61.3	.3
Total structured securities	$5,129.7	$5,307.9	24.8%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of March 31, 2017 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$993.2	$1,012.4	$2,403.2
60% to 70%	367.4	367.7	558.2
Greater than 70% to 80%	298.3	305.4	402.9
Greater than 80% to 90%	60.8	61.0	71.7
Greater than 90%	68.8	68.3	73.1
Total	$1,788.5	$1,814.8	$3,509.1
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$19.9	$17.9
Fee revenue and other income	1.6	1.7
Total revenues	21.5	19.6
Expenses:
Interest expense	13.6	12.5
Other operating expenses	.3	.4
Total expenses	13.9	12.9
Income before net realized investment losses and income taxes	7.6	6.7
Net realized investment losses	2.1	(6.4)
Income before income taxes	$9.7	$.3

During the first three months of 2017, the VIEs recognized net realized investment gains of $2.1 million. During the first three months of 2016, we recognized net realized investment losses on the VIE investments of $6.4 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$188.1	12.4%	$.4	9.2%
Cable/media	175.0	11.6	.2	3.6
Technology	159.9	10.6	.2	3.9
Food/beverage	119.7	7.9	.7	16.2
Capital goods	98.3	6.5	.3	6.1
Consumer products	70.4	4.6	.1	3.2
Retail	67.2	4.4	1.4	32.4
Aerospace/defense	66.9	4.4	.1	2.3
Paper	60.4	4.0	—	.2
Brokerage	60.2	4.0	—	.5
Autos	54.1	3.6	—	.1
Building materials	47.9	3.2	—	.1
Chemicals	44.5	2.9	—	.5
Utilities	39.4	2.6	—	.6
Gaming	30.2	2.0	—	.9
Insurance	30.1	2.0	.4	9.0
Entertainment/hotels	29.8	2.0	—	—
Transportation	29.4	1.9	—	.1
Metals and mining	26.2	1.7	—	.1
Real estate/REITs	21.7	1.4	—	.3
Business services	16.5	1.1	—	—
Banks	9.9	.7	—	.2
Energy	6.1	.4	.4	9.9
Other	62.6	4.1	—	.6
Total	$1,514.5	100.0%	$4.2	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.9	$2.9
Due after one year through five years	126.5	124.0
Due after five years through ten years	160.4	158.7
Total	$289.8	$285.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

There were no investments held by the VIEs sold at a loss during the first three months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2017 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$2.0	$(.4)	$1.6
		$2.0	$(.4)	$1.6

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in the first three months of 2017 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	951	$19.25	—	$252.7
February 1 through February 28	646,901	20.98	596,019	240.2
March 1 through March 31	1,500,257	20.47	1,489,739	209.7
Total	2,148,109	20.62	2,085,758	209.7
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014 and November 2015, the Company's Board of Directors approved, in aggregate, an additional $1,600.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Form of stock option agreement for 2017 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of restricted stock unit award agreement for 2017 under the Amended and Restated Long-Term Incentive Plan.

10.3	Form of performance stock unit award agreement for 2017 under the Amended and Restated Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 3, 2017

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)