Form 10-Q
period 2017-06-30
CNO Financial Group, Inc.
filed 2017-08-04
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]
Shares of common stock outstanding as of July 20, 2017:  169,021,570

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2017	December 31, 2016

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2017 - $20,128.9; December 31, 2016 - $19,803.1)	$22,071.4	$21,096.2
Equity securities at fair value (cost: June 30, 2017 - $598.2; December 31, 2016 - $580.7)	622.6	584.2
Mortgage loans	1,734.7	1,768.0
Policy loans	112.1	112.0
Trading securities	308.0	363.4
Investments held by variable interest entities	1,309.6	1,724.3
Other invested assets	722.6	589.5
Total investments	26,881.0	26,237.6
Cash and cash equivalents - unrestricted	548.8	478.9
Cash and cash equivalents held by variable interest entities	391.1	189.3
Accrued investment income	240.9	239.6
Present value of future profits	377.8	401.8
Deferred acquisition costs	1,012.4	1,044.7
Reinsurance receivables	2,217.9	2,260.4
Income tax assets, net	594.2	789.7
Assets held in separate accounts	4.7	4.7
Other assets	573.0	328.5
Total assets	$32,841.8	$31,975.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2017	December 31, 2016

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$11,037.3	$10,912.7
Future policy benefits	11,271.7	10,953.3
Liability for policy and contract claims	506.3	500.6
Unearned and advanced premiums	282.5	282.5
Liabilities related to separate accounts	4.7	4.7
Other liabilities	866.5	611.4
Investment borrowings	1,647.0	1,647.4
Borrowings related to variable interest entities	1,532.6	1,662.8
Notes payable – direct corporate obligations	913.9	912.9
Total liabilities	28,062.5	27,488.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2017 – 169,018,890; December 31, 2016 – 173,753,614)	1.7	1.7
Additional paid-in capital	3,116.7	3,212.1
Accumulated other comprehensive income	894.5	622.4
Retained earnings	766.4	650.7
Total shareholders' equity	4,779.3	4,486.9
Total liabilities and shareholders' equity	$32,841.8	$31,975.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Insurance policy income	$664.1	$653.6	$1,327.9	$1,298.0
Net investment income:
General account assets	322.4	295.8	634.4	586.8
Policyholder and other special-purpose portfolios	43.9	27.9	119.1	39.6
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	24.0	33.5	40.3	42.6
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4.2)	(13.6)	(12.6)	(23.6)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	(.9)	—	(.9)	—
Net impairment losses recognized	(5.1)	(13.6)	(13.5)	(23.6)
Loss on dissolution of variable interest entities	(3.7)	(7.3)	(3.7)	(7.3)
Total realized gains	15.2	12.6	23.1	11.7
Fee revenue and other income	11.5	14.0	23.3	28.2
Total revenues	1,057.1	1,003.9	2,127.8	1,964.3
Benefits and expenses:
Insurance policy benefits	634.2	632.4	1,303.5	1,251.4
Interest expense	31.4	28.9	62.2	56.6
Amortization	59.6	54.8	123.1	116.9
Other operating costs and expenses	203.4	205.1	413.8	416.2
Total benefits and expenses	928.6	921.2	1,902.6	1,841.1
Income before income taxes	128.5	82.7	225.2	123.2
Income tax expense (benefit):
Tax expense on period income	45.1	29.8	79.5	44.8
Valuation allowance for deferred tax assets	—	(7.0)	—	(27.0)
Net income	$83.4	$59.9	$145.7	$105.4
Earnings per common share:
Basic:
Weighted average shares outstanding	170,556,000	178,323,000	171,994,000	179,337,000
Net income	$.49	$.34	$.85	$.59
Diluted:
Weighted average shares outstanding	172,352,000	180,267,000	173,708,000	181,198,000
Net income	$.48	$.33	$.84	$.58

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$83.4	$59.9	$145.7	$105.4
Other comprehensive income, before tax:
Unrealized gains for the period	457.8	669.8	673.6	1,100.9
Adjustment to present value of future profits and deferred acquisition costs	(31.3)	(63.1)	(23.5)	(108.3)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(160.0)	(242.6)	(212.0)	(410.6)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(11.2)	(4.7)	(16.3)	(9.6)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.3	.6	.3	.7
Unrealized gains on investments	255.6	360.0	422.1	573.1
Change related to deferred compensation plan	—	8.0	—	8.6
Other comprehensive income before tax	255.6	368.0	422.1	581.7
Income tax expense related to items of accumulated other comprehensive income	(90.7)	(130.7)	(150.0)	(206.7)
Other comprehensive income, net of tax	164.9	237.3	272.1	375.0
Comprehensive income	$248.3	$297.2	$417.8	$480.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	105.4	105.4
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax expense of $206.3)	—	374.2	—	374.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.4)	—	.8	—	.8
Cost of common stock repurchased	(151.0)	—	—	(151.0)
Dividends on common stock	—	—	(26.9)	(26.9)
Stock options, restricted stock and performance units	15.2	—	—	15.2
Balance, June 30, 2016	$3,252.8	$777.8	$425.6	$4,456.2

Balance, December 31, 2016	$3,213.8	$622.4	$650.7	$4,486.9
Cumulative effect of accounting change	.9	—	(.6)	.3
Net income	—	—	145.7	145.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $148.5)	—	269.4	—	269.4
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.5)	—	2.7	—	2.7
Cost of common stock repurchased	(111.9)	—	—	(111.9)
Dividends on common stock	—	—	(29.4)	(29.4)
Stock options, restricted stock and performance units	15.6	—	—	15.6
Balance, June 30, 2017	$3,118.4	$894.5	$766.4	$4,779.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Insurance policy income	$1,257.2	$1,227.6
Net investment income	618.7	600.5
Fee revenue and other income	23.3	28.2
Insurance policy benefits	(1,007.9)	(967.4)
Interest expense	(61.0)	(48.7)
Deferrable policy acquisition costs	(126.6)	(118.8)
Other operating costs	(391.5)	(378.2)
Income taxes	(33.7)	(3.5)
Net cash from operating activities	278.5	339.7
Cash flows from investing activities:
Sales of investments	891.1	1,702.0
Maturities and redemptions of investments	1,808.5	992.4
Purchases of investments	(2,584.8)	(3,099.5)
Net sales (purchases) of trading securities	74.8	(15.9)
Change in cash and cash equivalents held by variable interest entities	(201.8)	204.4
Other	(15.7)	(10.5)
Net cash used by investing activities	(27.9)	(227.1)
Cash flows from financing activities:
Issuance of common stock	5.4	3.7
Payments to repurchase common stock	(111.1)	(148.9)
Common stock dividends paid	(29.3)	(27.0)
Amounts received for deposit products	727.8	649.3
Withdrawals from deposit products	(638.9)	(617.6)
Issuance of investment borrowings:
Federal Home Loan Bank	132.0	—
Related to variable interest entities	30.7	479.9
Payments on investment borrowings:
Federal Home Loan Bank	(132.4)	(.3)
Related to variable interest entities	(164.9)	(446.8)
Net cash used by financing activities	(180.7)	(107.7)
Net increase in cash and cash equivalents	69.9	4.9
Cash and cash equivalents, beginning of period	478.9	432.3
Cash and cash equivalents, end of period	$548.8	$437.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2017 and December 31, 2016, were as follows (dollars in millions):

	June 30, 2017	December 31, 2016
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$3.5	$(1.1)
Net unrealized gains on all other investments	1,964.6	1,311.9
Adjustment to present value of future profits (a)	(101.8)	(106.2)
Adjustment to deferred acquisition costs	(287.7)	(223.5)
Adjustment to insurance liabilities	(188.9)	(13.5)
Deferred income tax liabilities	(495.2)	(345.2)
Accumulated other comprehensive income	$894.5	$622.4
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At June 30, 2017, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(90.0) million, $(137.1) million, $(188.9) million and $148.1 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2017, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,960.6	$1,508.5	$(50.1)	$14,419.0	$(3.6)
United States Treasury securities and obligations of United States government corporations and agencies	174.4	27.8	—	202.2	—
States and political subdivisions	1,856.0	217.2	(2.5)	2,070.7	—
Debt securities issued by foreign governments	55.3	1.7	(.1)	56.9	—
Asset-backed securities	2,698.3	149.0	(3.9)	2,843.4	—
Collateralized debt obligations	226.1	1.3	—	227.4	—
Commercial mortgage-backed securities	1,364.7	37.5	(14.8)	1,387.4	—
Mortgage pass-through securities	2.1	.2	—	2.3	—
Collateralized mortgage obligations	791.4	71.9	(1.2)	862.1	(1.2)
Total fixed maturities, available for sale	$20,128.9	$2,015.1	$(72.6)	$22,071.4	$(4.8)
Equity securities	$598.2	$27.1	$(2.7)	$622.6

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$409.8	$417.1
Due after one year through five years	2,126.4	2,269.8
Due after five years through ten years	1,549.7	1,646.6
Due after ten years	10,960.4	12,415.3
Subtotal	15,046.3	16,748.8
Structured securities	5,082.6	5,322.6
Total fixed maturities, available for sale	$20,128.9	$22,071.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$21.1	$21.3	$28.1	$119.8
Gross realized losses on sale	(5.2)	(.6)	(7.9)	(81.6)
Impairments:
Total other-than-temporary impairment losses	(3.6)	—	(6.8)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	(.9)	—	(.9)	—
Net impairment losses recognized	(4.5)	—	(7.7)	(6.3)
Net realized investment gains from fixed maturities	11.4	20.7	12.5	31.9
Equity securities	—	4.0	1.9	4.1
Commercial mortgage loans	—	—	1.0	—
Impairments of other investments	(.6)	(13.6)	(5.8)	(17.3)
Loss on dissolution of variable interest entities	(3.7)	(7.3)	(3.7)	(7.3)
Other (a)	8.1	8.8	17.2	.3
Net realized investment gains	$15.2	$12.6	$23.1	$11.7
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $9.9 million for the six months ended June 30, 2017. Such amount was insignificant in the 2016 period.

During the first six months of 2017, we recognized net realized investment gains of $23.1 million, which were comprised of: (i) $28.7 million of net gains from the sales of investments; (ii) a $3.7 million loss on the dissolution of a variable interest entity ("VIE"); (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $9.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (v) $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first six months of 2017 and 2016, certain VIEs that were required to be consolidated were dissolved. We recognized a loss of $3.7 million and $7.3 million during the first six months of 2017 and 2016, respectively, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the first six months of 2017, the $7.9 million of gross realized losses on sales of $187.6 million of fixed maturity securities, available for sale included: (i) $2.8 million related to various corporate securities; (ii) $1.7 million related to commercial mortgage-backed securities; and (iii) $3.4 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2017, we recognized $13.5 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities in the energy sector; (ii) $5.2 million of writedowns related to a mortgage loan; and (iii) $2.0 million of writedowns on other investments. Factors considered in determining the writedowns of investments in the first six months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2017, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.8 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Credit losses on fixed maturity securities, available for sale, beginning of period	$(5.4)	$(2.6)	$(5.5)	$(2.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	1.5	—	1.6	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	(1.0)	—	(1.0)	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(4.9)	$(2.6)	$(4.9)	$(2.6)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$47.0	$—	$—	$—	$47.0	$—
States and political subdivisions	68.8	(2.0)	13.2	(.5)	82.0	(2.5)
Debt securities issued by foreign governments	15.7	(.1)	—	—	15.7	(.1)
Corporate securities	566.2	(11.7)	442.8	(38.4)	1,009.0	(50.1)
Asset-backed securities	388.6	(2.5)	83.3	(1.4)	471.9	(3.9)
Collateralized debt obligations	30.5	—	—	—	30.5	—
Commercial mortgage-backed securities	381.5	(9.2)	103.3	(5.6)	484.8	(14.8)
Collateralized mortgage obligations	69.3	(.7)	28.1	(.5)	97.4	(1.2)
Total fixed maturities, available for sale	$1,567.6	$(26.2)	$670.7	$(46.4)	$2,238.3	$(72.6)
Equity securities	$134.2	$(2.7)	$—	$—	$134.2	$(2.7)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$83.4	$59.9	$145.7	$105.4
Shares:
Weighted average shares outstanding for basic earnings per share	170,556	178,323	171,994	179,337
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,796	1,944	1,714	1,861
Weighted average shares outstanding for diluted earnings per share	172,352	180,267	173,708	181,198

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

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$5.8	$5.8	$11.8	$10.6
Health	308.1	311.9	619.7	623.0
Life	105.2	101.9	206.7	199.2
Net investment income (a)	256.9	227.9	529.8	442.1
Fee revenue and other income (a)	10.6	7.3	21.2	13.9
Total Bankers Life revenues	686.6	654.8	1,389.2	1,288.8
Washington National:
Insurance policy income:
Annuities	.5	.6	1.1	1.1
Health	160.1	156.7	319.9	312.2
Life	6.9	6.2	13.6	12.3
Net investment income (a)	66.5	63.6	133.9	124.2
Fee revenue and other income (a)	.2	.3	.5	.6
Total Washington National revenues	234.2	227.4	469.0	450.4
Colonial Penn:
Insurance policy income:
Health	.5	.7	1.1	1.4
Life	72.5	69.8	144.9	138.2
Net investment income (a)	11.2	10.9	22.1	21.9
Fee revenue and other income (a)	.4	.2	.6	.6
Total Colonial Penn revenues	84.6	81.6	168.7	162.1
Long-term care in run-off:
Insurance policy income - health	4.5	—	9.1	—
Net investment income (a)	10.0	—	19.7	—
Total Long-term care in run-off revenues	14.5	—	28.8	—
Corporate operations:
Net investment income	7.4	5.9	17.8	9.9
Fee and other income	2.3	2.6	4.7	5.1
Total corporate revenues	9.7	8.5	22.5	15.0
Total revenues	1,029.6	972.3	2,078.2	1,916.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Expenses:
Bankers Life:
Insurance policy benefits	$419.3	$416.8	$870.5	$813.8
Amortization	41.3	40.0	87.6	91.5
Interest expense on investment borrowings	4.8	3.0	9.0	5.9
Other operating costs and expenses	108.6	101.7	219.8	206.7
Total Bankers Life expenses	574.0	561.5	1,186.9	1,117.9
Washington National:
Insurance policy benefits	145.3	144.0	292.0	277.5
Amortization	15.3	15.1	29.6	30.2
Interest expense on investment borrowings	1.5	.8	2.8	1.6
Other operating costs and expenses	48.5	46.0	97.5	93.3
Total Washington National expenses	210.6	205.9	421.9	402.6
Colonial Penn:
Insurance policy benefits	50.4	50.5	103.1	101.0
Amortization	4.0	3.7	8.0	7.6
Interest expense on investment borrowings	.2	.2	.4	.3
Other operating costs and expenses	22.0	24.2	49.5	57.0
Total Colonial Penn expenses	76.6	78.6	161.0	165.9
Long-term care in run-off:
Insurance policy benefits	12.0	—	25.2	—
Other operating costs and expenses	.8	—	1.5	—
Total Long-term care in run-off expenses	12.8	—	26.7	—
Corporate operations:
Interest expense on corporate debt	11.6	11.4	23.1	22.8
Other operating costs and expenses	22.9	15.5	44.6	30.1
Total corporate expenses	34.5	26.9	67.7	52.9
Total expenses	908.5	872.9	1,864.2	1,739.3
Pre-tax operating earnings by segment:
Bankers Life	112.6	93.3	202.3	170.9
Washington National	23.6	21.5	47.1	47.8
Colonial Penn	8.0	3.0	7.7	(3.8)
Long-term care in run-off	1.7	—	2.1	—
Corporate operations	(24.8)	(18.4)	(45.2)	(37.9)
Pre-tax operating earnings	$121.1	$99.4	$214.0	$177.0
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Total segment revenues	$1,029.6	$972.3	$2,078.2	$1,916.3
Net realized investment gains	15.2	12.6	23.1	11.7
Revenues related to VIEs	12.3	14.0	26.5	26.3
Fee revenue related to transition and support services agreements	—	5.0	—	10.0
Consolidated revenues	1,057.1	1,003.9	2,127.8	1,964.3

Total segment expenses	908.5	872.9	1,864.2	1,739.3
Insurance policy benefits - fair value changes in embedded derivative liabilities	7.2	21.1	12.7	59.1
Amortization related to fair value changes in embedded derivative liabilities	(1.3)	(4.6)	(2.4)	(13.1)
Amortization related to net realized investment gains	.3	.6	.3	.7
Expenses related to VIEs	13.9	13.9	27.8	26.8
Fair value changes related to agent deferred compensation plan	—	12.3	—	18.3
Expenses related to transition and support services agreements	—	5.0	—	10.0
Consolidated expenses	928.6	921.2	1,902.6	1,841.1
Income before tax	128.5	82.7	225.2	123.2
Income tax expense (benefit):
Tax expense on period income	45.1	29.8	79.5	44.8
Valuation allowance for deferred tax assets	—	(7.0)	—	(27.0)
Net income	$83.4	$59.9	$145.7	$105.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2017	December 31, 2016
Assets:
Other invested assets:
Fixed index call options	$132.5	$111.9
Reinsurance receivables	(2.1)	(4.2)
Total assets	$130.4	$107.7
Liabilities:
Future policy benefits:
Fixed index products	$1,205.4	$1,092.3
Total liabilities	$1,205.4	$1,092.3

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.7 billion and $2.5 billion at June 30, 2017 and December 31, 2016, respectively.

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

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value recognized in net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$20.3	$2.9	$64.8	$(6.1)
Net realized gains (losses):
Interest rate futures	—	(.1)	—	(1.1)
Embedded derivative related to modified coinsurance agreement	1.4	4.8	2.1	6.6
Total	1.4	4.7	2.1	5.5
Insurance policy benefits:
Embedded derivative related to fixed index annuities	2.5	(16.7)	4.8	(51.6)
Total	$24.2	$(9.1)	$71.7	$(52.2)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2017, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

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

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2017 and December 31, 2016 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2017:
Fixed index call options	$132.5	$—	$132.5	$—	$—	$132.5
December 31, 2016:
Fixed index call options	111.9	—	111.9	—	—	111.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

REINSURANCE

The cost of reinsurance ceded totaled $26.5 million and $31.5 million in the second quarters of 2017 and 2016, respectively, and $52.8 million and $65.1 million in the first six months of 2017 and 2016, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $22.4 million and $41.2 million in the second quarters of 2017 and 2016, respectively, and $46.5 million and $81.6 million in the first six months of 2017 and 2016, respectively.

From time-to-time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $7.7 million and $8.7 million in the second quarters of 2017 and 2016, respectively, and $15.7 million and $17.5 million in the first six months of 2017 and 2016, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Current tax expense	$22.0	$.7	$42.6	$4.8
Deferred tax expense	23.1	29.1	36.9	40.0
Income tax expense calculated based on estimated annual effective tax rate	45.1	29.8	79.5	44.8
Income tax expense on discrete items:
Change in valuation allowance	—	(7.0)	—	(27.0)
Total income tax expense (benefit)	$45.1	$22.8	$79.5	$17.8

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2017	2016
U.S. statutory corporate rate	35.0%	35.0%
Non-taxable income and nondeductible benefits, net	(1.4)	(.6)
State taxes	1.7	2.0
Estimated annual effective tax rate	35.3%	36.4%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2017	December 31, 2016
Deferred tax assets:
Net federal operating loss carryforwards	$866.0	$882.9
Net state operating loss carryforwards	11.6	12.3
Tax credits	.3	.7
Investments	14.0	17.8
Insurance liabilities	676.2	668.4
Other	58.2	65.6
Gross deferred tax assets	1,626.3	1,647.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(276.5)	(277.8)
Accumulated other comprehensive income	(494.6)	(344.1)
Gross deferred tax liabilities	(771.1)	(621.9)
Net deferred tax assets before valuation allowance	855.2	1,025.8
Valuation allowance	(255.9)	(240.2)
Net deferred tax assets	599.3	785.6
Current income taxes prepaid (accrued)	(5.1)	4.1
Income tax assets, net	$594.2	$789.7

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

Based on our assessment, it appears more likely than not that $599.3 million of our net deferred tax assets of $855.2 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $255.9 million at June 30, 2017 ($245.9 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.09 percent at June 30, 2017), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2017, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of June 30, 2017, we had $2.5 billion of federal NOLs (all of which were non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,887.8
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal NOLs	$2,474.4

We also had deferred tax assets related to NOLs for state income taxes of $11.6 million and $12.3 million at June 30, 2017 and December 31, 2016, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

All of the life NOLs were utilized by December 31, 2016. Accordingly, we began making estimated federal tax payments equal to the prescribed federal tax rate applied to 65 percent of our life insurance company taxable income due to the limitations on the extent to which we can use non-life NOLs to offset life insurance company taxable income. Under current law, we will continue to pay tax on 65 percent of our life insurance company taxable income until all non-life NOLs are utilized or expire.

The Internal Revenue Service ("IRS") is conducting an examination of 2013 through 2014. In connection with this exam, we have agreed to extend the statute of limitation for 2013 through September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2013, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of the tax audit cannot be predicted with certainty. If the Company’s tax audit is not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

Effective January 1, 2017, the Company adopted new authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences. Under the new guidance, any excess tax benefits are recognized as an income tax benefit in the income statement. The new guidance is applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings for all tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable. The Company had NOL carryforwards of $15.7 million related to deductions for stock options and restricted stock on the date of adoption. However, a corresponding valuation allowance of $15.7 million was recognized as a result of adopting this guidance. Therefore, there was no impact to our consolidated financial statements related to the initial adoption of this provision of the new guidance.

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017	December 31, 2016
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(11.1)	(12.1)
Direct corporate obligations	$913.9	$912.9

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

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At June 30, 2017, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 3.23 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time-to-time pursuant to a ratings based pricing grid.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.3 percent at June 30, 2017); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 458 percent at June 30, 2017); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,884.8 million at June 30, 2017 compared to the minimum requirement of $2,683.5 million).

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2017 (dollars in millions):

Year ending June 30,
2018	$—
2019	100.0
2020	325.0
2021	—
2022	—
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of June 30, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at June 30, 2017, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2017
$50.0	January 2018	Variable rate – 1.508%
50.0	January 2018	Variable rate – 1.493%
50.0	February 2018	Variable rate – 1.489%
50.0	February 2018	Variable rate – 1.270%
50.0	July 2018	Variable rate – 1.642%
50.0	August 2018	Variable rate – 1.302%
50.0	January 2019	Variable rate – 1.578%
50.0	February 2019	Variable rate – 1.270%
100.0	March 2019	Variable rate – 1.689%
21.8	July 2019	Variable rate – 1.500%
15.0	October 2019	Variable rate – 1.683%
50.0	May 2020	Variable rate – 1.679%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.921%
100.0	September 2020	Variable rate – 1.876%
50.0	September 2020	Variable rate – 1.882%
75.0	September 2020	Variable rate – 1.416%
100.0	October 2020	Variable rate – 1.260%
50.0	December 2020	Variable rate – 1.776%
100.0	July 2021	Variable rate – 1.708%
100.0	July 2021	Variable rate – 1.678%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.701%
125.0	August 2021	Variable rate – 1.696%
50.0	September 2021	Variable rate – 1.738%
22.0	May 2022	Variable rate – 1.550%
100.0	May 2022	Variable rate – 1.656%
10.0	June 2022	Variable rate – 1.850%
25.0	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.0
The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2017, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $4.2 million.

Interest expense of $12.2 million and $7.8 million in the first six months of 2017 and 2016, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2016	173,754
Treasury stock purchased and retired	(5,429)
Stock options exercised	511
Restricted and performance stock vested	183	(a)
Balance, June 30, 2017	169,019
____________________

(a)
Such amount was reduced by 101 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first six months of 2017, we repurchased 5.4 million shares of common stock for $111.9 million under our securities repurchase program (including $3.0 million of repurchases settled in the third quarter of 2017). In May 2017, the Company announced that its Board of Directors approved an additional $300.0 million to repurchase the Company's outstanding common stock. The Company had remaining repurchase authority of $440.8 million as of June 30, 2017.

In the first six months of 2017, dividends declared on common stock totaled $29.4 million ($0.17 per common share). In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holders balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.0 million and $2.0 million during the six months ended June 30, 2017 and 2016, respectively.  Amounts amortized totaled $4.3 million and $4.0 million during the six months ended June 30, 2017 and 2016, respectively.  The unamortized balance of deferred sales inducements was $46.1 million and $49.4 million at June 30, 2017 and December 31, 2016, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.4 million and $.5 million at June 30, 2017 and December 31, 2016, respectively.

OUT-OF-PERIOD ADJUSTMENTS

In the second quarter of 2017, we recorded the net effect of an out-of-period adjustment related to the calculation of certain long-term care insurance liabilities in our Bankers Life segment which decreased insurance policy benefits by $1.7 million, increased tax expense by $.6 million and increased our net income by $1.1 million (or 1 cent per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

An entity should apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the guidance is not permitted; except that item (v) above is permitted to be adopted early as of the beginning of the fiscal year of adoption. The Company is continuing to assess the impact the guidance will have upon adoption, including any changes to its disclosures. However, the Company currently holds equity securities classified as available for sale securities that are measured at fair value with changes in fair value recognized through accumulated other comprehensive income. Upon adoption of this guidance, changes in fair value of such equity securities will be recognized through net income.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In March 2016, the FASB issued authoritative guidance related to several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting policy for forfeiture rate assumptions, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The new guidance also allows an employer to withhold shares upon settlement of an award to satisfy the employer's tax withholding requirements up to the highest marginal tax rate applicable to employees, without resulting in liability classification of the award. Current guidance strictly limits the withholding to the employer's minimum statutory tax withholding requirement. The guidance was effective for the Company on January 1, 2017. The impact of adoption was as follows (dollars in millions):

	January 1, 2017
		Effect of Adoption of Authoritative Guidance
	Amounts prior to effect of adoption of authoritative guidance	Election to account for forfeitures as they occur	Recognition of excess tax benefits	As adjusted

Income tax assets	$1,029.9	$.3	$15.7	$1,045.9
Valuation allowance for deferred income tax assets	(240.2)	—	(15.7)	(255.9)
Income tax assets, net	789.7	.3	—	790.0
Total assets	31,975.2	.3	—	31,975.5

Additional paid-in capital	3,212.1	.9	—	3,213.0
Retained earnings	650.7	(.6)	—	650.1
Total shareholders' equity	4,486.9	.3	—	4,487.2

Total liabilities and shareholders' equity	31,975.2	.3	—	31,975.5

	Six months ended
	June 30, 2016
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted
Cash flows from operating activities:
Other operating costs	$(381.4)	$3.2	$(378.2)
Net cash flow from operating activities	336.5	3.2	339.7

Cash flows from financing activities:
Payments to repurchase common stock	(145.7)	(3.2)	(148.9)
Net cash used by financing activities	(104.5)	(3.2)	(107.7)

Net increase in cash and cash equivalents	4.9	—	4.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

By public notice dated July 26, 2017, the Cayman Islands Monetary Authority advised that, effective July 25, 2017, two individuals (the “Controllers”) had been appointed pursuant to Section 24(2)(h) of the Cayman Islands Insurance Law to assume control of the affairs of BRe.  According to the public notice, effective with their appointment, the Controllers assumed immediate control of the affairs of BRe and have all the powers necessary to administer the affairs of BRe including power to terminate its insurance business.  The Controllers are responsible for assessing the financial position of BRe and submitting a report to the Cayman Islands Monetary Authority by a date to be specified.  We are in the process of assessing the potential impact of this action on the proceedings described in the foregoing paragraph.

On July 20, 2007, a complaint was filed in the Hamilton County, Indiana Circuit Court, Signature Estates of Indiana, Inc. d/b/a Gordon Marketing, Stephens-Matthews Marketing, Inc., Shields Brokerage, Inc. and Edwin A Hildebrand d/b/a Hildebrand Insurance Services v. Conseco Medical Insurance Company, Conseco Medical Insurance Company a/k/a Washington National Insurance Company and Washington National Insurance Company, Cause No. 29D02- 0707-PL-790.  The Plaintiffs are independent insurance marketing organizations which previously marketed Conseco Medical Insurance Company ("CMIC") individual major medical products and which are claiming damages for allegedly fraudulent conduct by CMIC in withdrawing from this business in 2002.  The Plaintiffs contend that they relied on CMIC’s alleged representations that its major medical business was profitable and that CMIC was committed to it.  The Plaintiffs further allege that when CMIC exited the market, it caused agents that were previously writing business through their organizations to cease doing business with them, thereby causing irreparable damage.  CMIC merged into Washington National, effective July 1, 2003.  On December 16, 2016, following a jury trial, verdicts were entered in favor of the plaintiffs, and compensatory damages aggregating $4.7 million and punitive damages aggregating $6.0 million were awarded to the plaintiffs.  Washington National filed post-trial motions requesting the court correct errors, grant a new trial, find that punitive damages were improper, and reduce both compensatory and punitive damages.  Plaintiffs filed motions requesting pre-judgment interest and attorney fees.  On June 19, 2017, the court reduced punitive damages by $1.5 million and denied plaintiffs' motions for pre-judgment interest and attorney fees. Both sides have filed a Notice of Appeal. We believe the case is without merit and intend to defend it vigorously.

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

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$145.7	$105.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	136.2	128.4
Income taxes	45.8	14.3
Insurance liabilities	222.8	213.7
Accrual and amortization of investment income	(134.8)	(26.0)
Deferral of policy acquisition costs	(126.6)	(118.8)
Net realized investment gains	(23.1)	(11.7)
Other	12.5	34.4
Net cash from operating activities	$278.5	$339.7

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2017	2016
Stock options, restricted stock and performance units	$12.1	$14.7

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2017
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,309.6	$—	$1,309.6
Notes receivable of VIEs held by insurance subsidiaries	—	(194.8)	(194.8)
Cash and cash equivalents held by variable interest entities	391.1	—	391.1
Accrued investment income	2.0	(.1)	1.9
Income tax assets, net	6.0	—	6.0
Other assets	218.9	(1.6)	217.3
Total assets	$1,927.6	$(196.5)	$1,731.1
Liabilities:
Other liabilities	$213.1	$(3.4)	$209.7
Borrowings related to variable interest entities	1,532.6	—	1,532.6
Notes payable of VIEs held by insurance subsidiaries	193.8	(193.8)	—
Total liabilities	$1,939.5	$(197.2)	$1,742.3

	December 31, 2016
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,724.3	$—	$1,724.3
Notes receivable of VIEs held by insurance subsidiaries	—	(204.2)	(204.2)
Cash and cash equivalents held by variable interest entities	189.3	—	189.3
Accrued investment income	3.0	(.1)	2.9
Income tax assets, net	6.4	(1.3)	5.1
Other assets	13.1	(1.8)	11.3
Total assets	$1,936.1	$(207.4)	$1,728.7
Liabilities:
Other liabilities	$81.8	$(6.4)	$75.4
Borrowings related to variable interest entities	1,662.8	—	1,662.8
Notes payable of VIEs held by insurance subsidiaries	203.3	(203.3)	—
Total liabilities	$1,947.9	$(209.7)	$1,738.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2017, such loans had an amortized cost of $1,306.9 million; gross unrealized gains of $8.1 million; gross unrealized losses of $5.4 million; and an estimated fair value of $1,309.6 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.7	$6.7
Due after one year through five years	468.2	469.5
Due after five years through ten years	832.0	833.4
Total	$1,306.9	$1,309.6

During the first six months of 2017, the VIEs recognized net realized investment losses of $1.8 million which were comprised of: (i) $2.3 million of net gains from the sales of investments; (ii) a $3.7 million loss on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2016, the VIEs recognized net realized investment losses of $6.4 million.

At June 30, 2017, there were no investments held by the VIEs that were in default or considered nonperforming.

During the first six months of 2017, $2.3 million of net gains from the sale of investments included sales of $72.8 million which resulted in gross investment losses (before income taxes) of $1.8 million. During the first six months of 2016, $150.8 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $14.2 million.

At June 30, 2017, the VIEs held:  (i) investments with a fair value of $334.7 million and gross unrealized losses of $4.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $14.2 million and gross unrealized losses of $.7 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2017, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $296.9 million (classified as other invested assets).  At June 30, 2017, we had unfunded commitments to these partnerships and other investments of $262.5 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first six months of 2017 and 2016.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 41 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2017 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,155.7	$263.3	$14,419.0
United States Treasury securities and obligations of United States government corporations and agencies	—	202.2	—	202.2
States and political subdivisions	—	2,070.7	—	2,070.7
Debt securities issued by foreign governments	—	53.0	3.9	56.9
Asset-backed securities	—	2,783.8	59.6	2,843.4
Collateralized debt obligations	—	224.9	2.5	227.4
Commercial mortgage-backed securities	—	1,387.4	—	1,387.4
Mortgage pass-through securities	—	2.3	—	2.3
Collateralized mortgage obligations	—	861.9	.2	862.1
Total fixed maturities, available for sale	—	21,741.9	329.5	22,071.4
Equity securities - corporate securities	374.8	223.2	24.6	622.6
Trading securities:
Corporate securities	—	20.8	—	20.8
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	101.6	—	101.6
Collateralized debt obligations	—	2.7	—	2.7
Commercial mortgage-backed securities	—	103.6	—	103.6
Collateralized mortgage obligations	—	74.9	—	74.9
Equity securities	3.9	—	—	3.9
Total trading securities	3.9	304.1	—	308.0
Investments held by variable interest entities - corporate securities	—	1,309.6	—	1,309.6
Other invested assets - derivatives	—	132.5	—	132.5
Assets held in separate accounts	—	4.7	—	4.7
Total assets carried at fair value by category	$378.7	$23,716.0	$354.1	$24,448.8

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,205.4	$1,205.4

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2017
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,768.1	$1,768.1	$1,734.7
Policy loans	—	—	112.1	112.1	112.1
Other invested assets:
Company-owned life insurance	—	174.7	—	174.7	174.7
Cash and cash equivalents:
Unrestricted	494.1	54.7	—	548.8	548.8
Held by variable interest entities	391.1	—	—	391.1	391.1
Liabilities:
Policyholder account balances	—	—	11,037.3	11,037.3	11,037.3
Investment borrowings	—	1,651.2	—	1,651.2	1,647.0
Borrowings related to variable interest entities	—	1,555.1	—	1,555.1	1,532.6
Notes payable – direct corporate obligations	—	966.8	—	966.8	913.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2017 (dollars in millions):

	June 30, 2017
	Beginning balance as of March 31, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2017	Amount of total gains (losses) for the three months ended June 30, 2017 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$288.8	$(18.3)	$7.2	$(8.9)	$11.6	$(17.1)	$263.3	$(3.4)
Debt securities issued by foreign governments	3.9	—	—	—	—	—	3.9	—
Asset-backed securities	67.2	(4.2)	—	.6	—	(4.0)	59.6	—
Collateralized debt obligations	11.5	—	—	—	—	(9.0)	2.5	—
Commercial mortgage-backed securities	14.9	—	—	—	—	(14.9)	—	—
Collateralized mortgage obligations	—	(7.3)	—	(1.4)	8.9	—	.2	—
Total fixed maturities, available for sale	386.3	(29.8)	7.2	(9.7)	20.5	(45.0)	329.5	(3.4)
Equity securities - corporate securities	24.3	—	—	—	.3	—	24.6	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,159.2)	(48.7)	2.5	—	—	—	(1,205.4)	2.5

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2017 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$10.9	$(29.2)	$—	$—	$(18.3)
Asset-backed securities	—	(4.2)	—	—	(4.2)
Collateralized mortgage obligations	—	(7.3)	—	—	(7.3)
Total fixed maturities, available for sale	10.9	(40.7)	—	—	(29.8)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(45.8)	2.2	(21.2)	16.1	(48.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2017 (dollars in millions):

	June 30, 2017
	Beginning balance as of December 31, 2016	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2017	Amount of total gains (losses) for the six months ended June 30, 2017 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$258.5	$(14.1)	$7.8	$(.5)	$11.6	$—	$263.3	$(6.7)
Debt securities issued by foreign governments	3.9	—	—	—	—	—	3.9	—
Asset-backed securities	60.4	5.8	—	1.1	—	(7.7)	59.6	—
Collateralized debt obligations	5.4	—	—	—	—	(2.9)	2.5	—
Commercial mortgage-backed securities	32.0	—	—	—	—	(32.0)	—	—
Collateralized mortgage obligations	—	(7.9)	—	(1.4)	9.5	—	.2	—
Total fixed maturities, available for sale	360.2	(16.2)	7.8	(.8)	21.1	(42.6)	329.5	(6.7)
Equity securities - corporate securities	25.2	(.1)	(.1)	(.4)	—	—	24.6	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,092.3)	(117.9)	4.8	—	—	—	(1,205.4)	4.8

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2017 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$34.2	$(48.3)	$—	$—	$(14.1)
Asset-backed securities	12.0	(6.2)	—	—	5.8
Collateralized mortgage obligations	—	(7.9)	—	—	(7.9)
Total fixed maturities, available for sale	46.2	(62.4)	—	—	(16.2)
Equity securities - corporate securities	—	(.1)	—	—	(.1)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(89.1)	3.5	(64.3)	32.0	(117.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2016 (dollars in millions):

	June 30, 2016
	Beginning balance as of March 31, 2016	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2016	Amount of total gains (losses) for the three months ended June 30, 2016 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$173.3	$(2.6)	$—	$4.7	$—	$(0.8)	$174.6	$—
Debt securities issued by foreign governments	—	4.0	—	.1	—	—	4.1	—
Asset-backed securities	43.8	4.7	—	1.6	—	(11.0)	39.1	—
Commercial mortgage-backed securities	1.1	—	—	—	—	—	1.1	—
Total fixed maturities, available for sale	218.2	6.1	—	6.4	—	(11.8)	218.9	—
Equity securities - corporate securities	32.4	1.1	(12.8)	.7	—	—	21.4	(12.8)
Trading securities - commercial mortgage-backed securities	39.0	—	—	—	—	(39.0)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,096.0)	(14.3)	(16.7)	—	—	—	(1,127.0)	(16.7)

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

At June 30, 2017, 49 percent of our Level 3 fixed maturities, available for sale, were investment grade and 80 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2017 (dollars in millions):

	Fair value at June 30, 2017	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$152.0	Discounted cash flow analysis	Discount margins	1.60% - 40.56% (13.44%)
Corporate securities (b)	8.4	Recovery method	Percent of recovery expected	0% - 100% (46.44%)
Asset-backed securities (c)	24.8	Discounted cash flow analysis	Discount margins	1.88% - 3.43% (2.59%)
Equity security (d)	21.6	Market multiple	Projected cash flows	0.4% - 6.2% (5.9%)
Equity security (b)	3.0	Recovery method	Percent of recovery expected	0% - 100% (78.78%)
Other assets categorized as Level 3 (e)	144.3	Unadjusted third-party price source	Not applicable	Not applicable
Total	354.1
Liabilities:
Future policy benefits (f)	1,205.4	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.41% - 2.76% (1.91%)
			Surrender rates	0.94% - 46.48% (13.52%)
________________________________

(a)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(b)
Corporate and equity securities - The significant unobservable input used in the fair value measurement of these corporate and equity securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would result in a significantly higher (lower) fair value measurement.

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

In this section, we review the consolidated financial condition of CNO at June 30, 2017, and its consolidated results of operations for the six months ended June 30, 2017 and 2016, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

The Company’s insurance segments are described below:

•
Bankers Life, which markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plans products in exchange for a fee.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2017 and 2016 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$112.6	$93.3	$202.3	$170.9
Washington National	23.6	21.5	47.1	47.8
Colonial Penn	8.0	3.0	7.7	(3.8)
Long-term care in run-off	1.7	—	2.1	—
Adjusted EBIT from business segments	145.9	117.8	259.2	214.9
Corporate operations, excluding corporate interest expense	(13.2)	(7.0)	(22.1)	(15.1)
Adjusted EBIT	132.7	110.8	237.1	199.8
Corporate interest expense	(11.6)	(11.4)	(23.1)	(22.8)
Operating earnings before taxes	121.1	99.4	214.0	177.0
Tax expense on operating income	42.5	35.7	75.6	63.7
Net operating income (a)	78.6	63.7	138.4	113.3
Net realized investment gains (losses) (net of related amortization)	14.9	12.0	22.8	11.0
Fair value changes in embedded derivative liabilities (net of related amortization)	(5.9)	(16.5)	(10.3)	(46.0)
Fair value changes related to agent deferred compensation plan	—	(12.3)	—	(18.3)
Other	(1.6)	.1	(1.3)	(.5)
Non-operating income (loss) before taxes	7.4	(16.7)	11.2	(53.8)
Income tax expense (benefit):
On non-operating income (loss)	2.6	(5.9)	3.9	(18.9)
Valuation allowance for deferred tax assets	—	(7.0)	—	(27.0)
Net non-operating income (loss)	4.8	(3.8)	7.3	(7.9)
Net income	$83.4	$59.9	$145.7	$105.4
Per diluted share:
Net operating income	$.45	$.35	$.80	$.63
Net realized investment gains (losses) (net of related amortization and taxes)	.06	.04	.09	.04
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.02)	(.06)	(.04)	(.17)
Fair value changes related to agent deferred compensation plan (net of taxes)	—	(.04)	—	(.07)
Valuation allowance for deferred tax assets	—	.04	—	.15
Other	(.01)	—	(.01)	—
Net income	$.48	$.33	$.84	$.58

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$112.6	$93.3	$202.3	$170.9
Washington National	23.6	21.5	47.1	47.8
Colonial Penn	8.0	3.0	7.7	(3.8)
Long-term care in run-off	1.7	—	2.1	—
Corporate operations	(24.8)	(18.4)	(45.2)	(37.9)
	121.1	99.4	214.0	177.0
Net realized investment gains (losses), net of related amortization:
Bankers Life	13.5	4.5	15.2	(2.0)
Washington National	4.1	13.8	6.1	26.8
Colonial Penn	(.1)	.7	(.2)	(.5)
Long-term care in run-off	1.4	—	1.1	—
Corporate operations	(4.0)	(7.0)	.6	(13.3)
	14.9	12.0	22.8	11.0
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(5.9)	(16.4)	(10.3)	(45.5)
Washington National	—	(.1)	—	(.5)
	(5.9)	(16.5)	(10.3)	(46.0)
Earnings attributable to VIEs:
Corporate operations	(1.6)	.1	(1.3)	(.5)
Fair value changes related to agent deferred compensation plan:
Corporate operations	—	(12.3)	—	(18.3)
Income (loss) before income taxes:
Bankers Life	120.2	81.4	207.2	123.4
Washington National	27.7	35.2	53.2	74.1
Colonial Penn	7.9	3.7	7.5	(4.3)
Long-term care in run-off	3.1	—	3.2	—
Corporate operations	(30.4)	(37.6)	(45.9)	(70.0)
Income before income taxes	$128.5	$82.7	$225.2	$123.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premium collections:
Annuities	$264.3	$206.4	$521.8	$440.0
Medicare supplement and other supplemental health	298.9	303.9	614.9	617.0
Life	117.4	117.9	231.7	231.9
Total collections	$680.6	$628.2	$1,368.4	$1,288.9
Average liabilities for insurance products:
Fixed index annuities	$5,050.7	$4,461.1	$4,961.1	$4,394.3
Fixed interest annuities	2,934.9	3,221.1	2,973.6	3,259.3
SPIAs and supplemental contracts:
Mortality based	162.2	177.1	163.5	179.2
Deposit based	149.8	153.8	150.7	154.6
Health:
Long-term care	4,946.6	4,980.8	4,906.3	4,897.5
Medicare supplement	337.0	335.4	340.2	337.4
Other health	55.4	49.7	54.8	49.2
Life:
Interest sensitive	772.1	706.6	764.7	697.9
Non-interest sensitive	1,081.0	1,009.6	1,071.6	999.6
Total average liabilities for insurance products, net of reinsurance ceded	$15,489.7	$15,095.2	$15,386.5	$14,969.0
Revenues:
Insurance policy income	$419.1	$419.6	$838.2	$832.8
Net investment income:
General account invested assets	237.7	225.1	468.8	447.1
Fixed index products	19.2	2.8	61.0	(5.0)
Fee revenue and other income	10.6	7.3	21.2	13.9
Total revenues	686.6	654.8	1,389.2	1,288.8
Expenses:
Insurance policy benefits	357.6	370.1	725.2	730.3
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	26.5	27.5	53.0	55.6
Cost of options to fund index credits, net of forfeitures	16.2	16.6	31.1	33.5
Market value changes credited to policyholders	19.0	2.6	61.2	(5.6)
Amortization related to operations	41.3	40.0	87.6	91.5
Interest expense on investment borrowings	4.8	3.0	9.0	5.9
Other operating costs and expenses	108.6	101.7	219.8	206.7
Total benefits and expenses	574.0	561.5	1,186.9	1,117.9
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	112.6	93.3	202.3	170.9
Net realized investment gains (losses)	13.8	5.0	15.5	(1.6)
Amortization related to net realized investment gains (losses)	(.3)	(.5)	(.3)	(.4)
Net realized investment gains (losses), net of related amortization	13.5	4.5	15.2	(2.0)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(7.2)	(20.6)	(12.6)	(57.3)
Amortization related to fair value changes in embedded derivative liabilities	1.3	4.2	2.3	11.8
Fair value changes in embedded derivative liabilities, net of related amortization	(5.9)	(16.4)	(10.3)	(45.5)
Income before income taxes	$120.2	$81.4	$207.2	$123.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Health benefit ratios:
All health lines:
Insurance policy benefits	$281.2	$300.6	$571.7	$595.0
Benefit ratio (a)	91.3%	96.4%	92.3%	95.5%
Medicare supplement:
Insurance policy benefits	$136.9	$141.2	$274.1	$278.2
Benefit ratio (a)	70.4%	73.0%	70.2%	72.0%
Long-term care:
Insurance policy benefits	$144.3	$159.4	$297.6	$316.8
Benefit ratio (a)	126.9%	134.7%	129.8%	133.8%
Interest-adjusted benefit ratio (b)	66.2%	77.9%	69.4%	76.6%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $69.0 million and $67.3 million in the three months ended June 30, 2017 and 2016, respectively, and was $138.5 million and $135.5 million in the six months ended June 30, 2017 and 2016, respectively.

Total premium collections were $680.6 million in the second quarter of 2017, up 8.3 percent from 2016, and were $1,368.4 million in the first six months of 2017, up 6.2 percent from 2016, primarily reflecting an increase in premiums from annuity products. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.5 billion in the second quarter of 2017, up 2.6 percent from 2016, and were $15.4 billion in the first six months of 2017, up 2.8 percent from 2016. Such average liabilities for long-term care products were increased by $72 million and $178 million in the second quarters of 2017 and 2016,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

respectively, and $37 million and $104 million in the first six months of 2017 and 2016, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $237.7 million in the second quarter of 2017, up 5.6 percent from 2016, and was $468.8 million in the first six months of 2017, up 4.9 percent from 2016. In the three and six months ended June 30, 2017, net investment income reflects $2 million and $12 million, respectively, of higher investment income from alternative investments compared to the 2016 periods. Such increases reflect higher returns from the equity markets and a larger average alternative investment portfolio in the 2017 periods. Prepayment income (including call premiums) was $7.3 million and $1.4 million in the second quarters of 2017 and 2016, respectively, and was $7.8 million and $6.1 million in the first six months of 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $19.2 million and $2.8 million in the second quarters of 2017 and 2016, respectively, and was $61.0 million and $(5.0) million in the first six months of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $10.6 million and $7.3 million in the second quarters of 2017 and 2016, respectively, and was $21.2 million and $13.9 million in the first six months of 2017 and 2016, respectively. The increase in the 2017 periods is attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries and revenues earned related to sales of Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 70.4 percent and 73.0 percent in the second quarters of 2017 and 2016, respectively, and were 70.2 percent and 72.0 percent in the first six months of 2017 and 2016, respectively. The benefit ratio in the 2017 periods reflected favorable claim experience compared to the 2016 periods. We currently expect the Medicare supplement benefit ratio to be in the range of 70 percent to 73 percent for the remainder of 2017.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 126.9 percent and 134.7 percent in the second quarters of 2017 and 2016, respectively, and was 129.8 percent and 133.8 percent in the first six months of 2017 and 2016, respectively.  The interest-adjusted benefit ratio on this business was 66.2 percent and 77.9 percent in the second quarters of 2017 and 2016, respectively, and was 69.4 percent and 76.6 percent in the first six months of 2017 and 2016, respectively.  The interest-adjusted benefit ratio in the second quarter of 2017 was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

favorably impacted by $9.4 million of one-time reserve releases which was comprised of: (i) $6.5 million related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $1.7 million related to an out-of-period adjustment that reduced reserves; and (iii) $1.2 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases. Such ratio in the second quarter of 2016 was impacted by $5 million of one-time reserve releases related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the second quarters of 2017 and 2016, excluding these favorable reserve releases was 74.4 percent and 82.1 percent, respectively. The interest-adjusted benefit ratio in the first six months of 2017 and 2016, was favorably impacted by the aforementioned reserve releases of $11 million and $13 million, respectively. The interest-adjusted benefit ratio in the first six months of 2017 and 2016, excluding these favorable reserve releases was 74.3 percent and 82.3 percent, respectively. The interest-adjusted benefit ratio in the three and six months ended June 30, 2017 also reflected no increase to the future loss reserve, given the outcome of the year-end 2016 actuarial review, compared to an $8.1 million and $17.0 million increase in the three and six months ended June 30, 2016, respectively. We currently expect the long-term care interest-adjusted benefit ratio to be in the range of 75 percent to 80 percent for the remainder of 2017, excluding the reserve-related impacts of rate increase actions. We expect that the rate increases will have a minor impact on the interest-adjusted benefit ratio for the remainder of 2017.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $26.5 million and $27.5 million in the second quarters of 2017 and 2016, respectively, and were $53.0 million and $55.6 million in the first six months of 2017 and 2016, respectively. The weighted average crediting rate for these products was 2.8 percent in both the second quarters of 2017 and 2016 and the first six months of 2017 and 2016. The average liabilities of the fixed interest annuity block were $3.0 billion and $3.3 billion in the first six months of 2017 and 2016, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $41.3 million and $40.0 million in the second quarters of 2017 and 2016, respectively, and was $87.6 million and $91.5 million in the first six months of 2017 and 2016, respectively. The higher amortization in the second quarter of 2017 reflects lower persistency in the Medicare supplement block. In the first six months of 2017, the decrease in amortization generally reflects the favorable persistency experienced on most products with the exception of Medicare supplement products. Although we experienced lower persistency on our long-term care insurance block, the policies which lapsed had low insurance acquisition cost balances.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2017 periods is primarily due to higher interest rates on the variable rate investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $108.6 million in the second quarter of 2017, up 6.8 percent from 2016, and were $219.8 million in the first six months of 2017, up 6.3 percent from 2016. Such expenses in the first six months of 2017 include $3.5 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty Network America Insurance Company ("Penn Treaty"). The increase in commission and agent manager benefits in the 2017 periods primarily reflects commissions on products sold through our broker-dealer and registered investment advisor subsidiaries. Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Commission expense and agent manager benefits	$17.9	$16.6	$36.2	$32.5
Other operating expenses	90.7	85.1	183.6	174.2
Total	$108.6	$101.7	$219.8	$206.7

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2017, we recognized net realized investment gains of $15.5 million, which were comprised of: (i) $8.2 million of net gains from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.3 million. During the first six months of 2016, we recognized net realized investment losses of $1.6 million, which were comprised of: (i) $17.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.9 million; and (iii) $18.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.3 million and $.5 million in the second quarters of 2017 and 2016, respectively, and $.3 million and $.4 million in the first six months of 2017 and 2016, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premium collections:
Supplemental health and other health	$147.4	$142.2	$298.0	$283.8
Medicare supplement	12.6	15.1	27.0	31.5
Life	7.3	7.4	15.2	14.6
Annuity	.2	.5	.4	.8
Total collections	$167.5	$165.2	$340.6	$330.7
Average liabilities for insurance products:
Fixed index annuities	$317.8	$355.7	$321.9	$359.6
Fixed interest annuities	99.2	108.5	100.0	109.9
SPIAs and supplemental contracts:
Mortality based	232.3	250.9	232.9	249.7
Deposit based	269.4	266.8	270.7	266.2
Separate Accounts	4.6	4.6	4.6	4.7
Health:
Supplemental health	2,715.8	2,587.5	2,698.0	2,572.7
Medicare supplement	25.4	28.4	26.1	28.9
Other health	13.8	14.3	13.8	14.3
Life:
Interest sensitive	149.0	150.6	149.1	150.5
Non-interest sensitive	173.2	180.5	174.3	181.4
Total average liabilities for insurance products, net of reinsurance ceded	$4,000.5	$3,947.8	$3,991.4	$3,937.9
Revenues:
Insurance policy income	$167.5	$163.5	$334.6	$325.6
Net investment income:
General account invested assets	64.8	62.6	128.2	124.3
Fixed index products	1.2	—	3.8	(1.2)
Trading account income related to policyholder accounts	.5	1.0	1.9	1.1
Fee revenue and other income	.2	.3	.5	.6
Total revenues	234.2	227.4	469.0	450.4
Expenses:
Insurance policy benefits	139.9	137.8	277.7	266.9
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.2	3.5	6.5	7.0
Cost of options to fund index credits, net of forfeitures	1.0	1.5	2.0	3.2
Market value changes credited to policyholders	1.2	1.2	5.8	.4
Amortization related to operations	15.3	15.1	29.6	30.2
Interest expense on investment borrowings	1.5	.8	2.8	1.6
Other operating costs and expenses	48.5	46.0	97.5	93.3
Total benefits and expenses	210.6	205.9	421.9	402.6
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	23.6	21.5	47.1	47.8
Net realized investment gains (losses)	4.1	13.9	6.1	27.1
Amortization related to net realized investment gains (losses)	—	(.1)	—	(.3)
Net realized investment gains (losses), net of related amortization	4.1	13.8	6.1	26.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	—	(.5)	(.1)	(1.8)
Amortization related to fair value changes in embedded derivative liabilities	—	.4	.1	1.3
Fair value changes in embedded derivative liabilities, net of related amortization	—	(.1)	—	(.5)
Income before income taxes	$27.7	$35.2	$53.2	$74.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$9.7	$11.7	$19.2	$22.3
Benefit ratio (a)	70.4%	74.0%	68.6%	69.5%
Supplemental health and other:
Insurance policy benefits	$123.6	$120.8	$246.8	$233.8
Benefit ratio (a)	84.5%	85.7%	84.5%	83.5%
Interest-adjusted benefit ratio (b)	60.4%	61.6%	60.5%	59.7%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $35.2 million and $33.9 million in the three months ended June 30, 2017 and 2016, respectively, and was $70.1 million and $66.6 million in the six months ended June 30, 2017 and 2016, respectively.

Total premium collections were $167.5 million in the second quarter of 2017, up 1.4 percent from 2016, and were $340.6 million in the first six months of 2017, up 3.0 percent from 2016, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.0 billion in the second quarter of 2017, up 1.3 percent from 2016, and were $4.0 billion in the first six months of 2017, up 1.4 percent from 2016, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $64.8 million in the second quarter of 2017, up 3.5 percent from 2016, and was $128.2 million in the first six months of 2017, up 3.1 percent from 2016. Prepayment income (including call premiums) was $1.9 million and $.3 million in the second quarters of 2017 and 2016, respectively, and was $2.1 million and $1.5 million in the first six months of 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $1.2 million and nil in the second quarters of 2017 and 2016, respectively, and was $3.8 million and $(1.2) million in the first six months of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $22.7 million and $20.1 million in the second quarters of 2017 and 2016, respectively, and were $45.1 million and $46.3 million in the first six months of 2017 and 2016, respectively. The margin in the second quarter of 2017 primarily reflects higher insurance policy income than the 2016 period. The margin in the first six months of 2017 reflects higher incurred claims compared to the corresponding period in 2016. The interest-adjusted benefit ratio on this supplemental health business was 60.4 percent and 61.6 percent in the second quarters of 2017 and 2016, respectively, and was 60.5 percent and 59.7 percent in the first six months of 2017 and 2016, respectively. We continue to expect the supplemental health interest-adjusted benefit ratio to be in the range of 58 percent to 61 percent for the remainder of 2017.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $4.0 million and $4.1 million in the second quarters of 2017 and 2016, respectively, and were $8.8 million and $9.8 million in the first six months of 2017 and 2016, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.2 million and $3.5 million in the second quarters of 2017 and 2016, respectively, and were $6.5 million and $7.0 million in the first six months of 2017 and 2016, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $15.3 million and $15.1 million in the second quarters of 2017 and 2016, respectively, and was $29.6 million and $30.2 million in the first six months of 2017 and 2016, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2017 periods is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $48.5 million and $46.0 million in the second quarters of 2017 and 2016, respectively, and were $97.5 million and $93.3 million in the first six months of 2017 and 2016, respectively. Such expenses in the first six months of 2017 include $1.3 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty. Other operating costs and expenses also include commission expense of $17.0 million and $17.5 million in the second quarters of 2017 and 2016, respectively, and $34.1 million and $34.9 million in the first six months of 2017 and 2016, respectively.

Net realized investment gains (losses) fluctuate each period. During the first six months of 2017, we recognized net realized investment gains of $6.1 million, which were comprised of: (i) $2.6 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $1.9 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (iv) $.5 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During the first six months of 2016, we recognized net realized investment gains of $27.1 million, which were comprised of: (i) $24.1 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.8 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.6 million; and (iv) $4.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of nil and $.1 million in the second quarters of 2017 and 2016, respectively, and nil and $.3 million in the first six months of 2017 and 2016, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premium collections:
Life	$71.9	$69.0	$145.9	$138.5
Supplemental health	.6	.6	1.1	1.2
Total collections	$72.5	$69.6	$147.0	$139.7
Average liabilities for insurance products:
SPIAs - mortality based	$72.7	$74.3	$72.6	$72.7
Health:
Medicare supplement	5.7	6.6	5.9	6.7
Other health	4.1	4.3	4.1	4.3
Life:
Interest sensitive	15.6	16.2	15.7	16.2
Non-interest sensitive	714.9	684.7	711.5	682.7
Total average liabilities for insurance products, net of reinsurance ceded	$813.0	$786.1	$809.8	$782.6
Revenues:
Insurance policy income	$73.0	$70.5	$146.0	$139.6
Net investment income on general account invested assets	11.2	10.9	22.1	21.9
Fee revenue and other income	.4	.2	.6	.6
Total revenues	84.6	81.6	168.7	162.1
Expenses:
Insurance policy benefits	50.2	50.3	102.8	100.7
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.3	.3
Amortization related to operations	4.0	3.7	8.0	7.6
Interest expense on investment borrowings	.2	.2	.4	.3
Other operating costs and expenses	22.0	24.2	49.5	57.0
Total benefits and expenses	76.6	78.6	161.0	165.9
Income (loss) before net realized investment gains (losses) and income taxes	8.0	3.0	7.7	(3.8)
Net realized investment gains (losses)	(.1)	.7	(.2)	(.5)
Income (loss) before income taxes	$7.9	$3.7	$7.5	$(4.3)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We currently expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2017 in the range of $15 million to $20 million.

Total premium collections were $72.5 million in the second quarter of 2017, up 4.2 percent from 2016, and were $147.0 million in the first six months of 2017, up 5.2 percent from 2016. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased slightly in the 2017 periods.

Insurance policy benefits fluctuated primarily due to the growth in this segment, partially offset by favorable mortality in the 2017 periods.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were lower in the 2017 periods as compared to the corresponding periods in 2016. We continue to face competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In the first six months of 2017, higher advertising costs resulted in our decision to lower our planned spending. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuated each period. During the first six months of 2017, we recognized net realized investment losses of $.2 million, which were comprised of: (i) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.3 million; and (ii) $.5 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During the first six months of 2016, we recognized net realized investment losses of $.5 million, which were comprised of: (i) $.4 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$60.2	$56.5	$119.8	$111.8
Net investment income and other	11.6	11.1	22.7	22.5
Total revenues	71.8	67.6	142.5	134.3
Benefits and expenses:
Insurance policy benefits	42.6	42.0	87.2	84.1
Amortization	3.8	3.5	7.6	7.2
Other expenses	8.0	8.0	16.2	16.2
Total benefits and expenses	54.4	53.5	111.0	107.5
Adjusted EBIT from In-Force Business	$17.4	$14.1	$31.5	$26.8

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$12.8	$14.0	$26.2	$27.8
Net investment income and other	—	—	—	—
Total revenues	12.8	14.0	26.2	27.8
Benefits and expenses:
Insurance policy benefits	7.8	8.5	15.9	16.9
Amortization	.2	.2	.4	.4
Other expenses	14.2	16.4	33.7	41.1
Total benefits and expenses	22.2	25.1	50.0	58.4
Adjusted EBIT from New Business	$(9.4)	$(11.1)	$(23.8)	$(30.6)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$73.0	$70.5	$146.0	$139.6
Net investment income and other	11.6	11.1	22.7	22.5
Total revenues	84.6	81.6	168.7	162.1
Benefits and expenses:
Insurance policy benefits	50.4	50.5	103.1	101.0
Amortization	4.0	3.7	8.0	7.6
Other expenses	22.2	24.4	49.9	57.3
Total benefits and expenses	76.6	78.6	161.0	165.9
Adjusted EBIT from In-Force and New Business	$8.0	$3.0	$7.7	$(3.8)

The Adjusted EBIT from in-force business in the Colonial Penn segment in the 2017 periods reflects favorable mortality as compared to the same periods in 2016. The Adjusted EBIT from new business in the Colonial Penn segment in the 2017 periods primarily reflects lower marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Long-term care in run-off (dollars in millions)

In September 2016, we terminated certain reinsurance agreements and recaptured the ceded business. The long-term care in run-off segment is comprised of the long-term care business that was recaptured.

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Premium collections:
Long-term care (all renewal)	$4.4	$9.0

Average liabilities for insurance products:
Average liabilities for long-term care products	$573.2	$566.9

Revenues:
Insurance policy income	$4.5	$9.1
Net investment income on general account invested assets	10.0	19.7
Total revenues	14.5	28.8
Expenses:
Insurance policy benefits	12.0	25.2
Other operating costs and expenses	.8	1.5
Total benefits and expenses	12.8	26.7
Income before net realized investment gains and income taxes	1.7	2.1
Net realized investment gains	1.4	1.1
Income before income taxes	$3.1	$3.2

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Health benefit ratios:
Long-term care:
Insurance policy benefits	$12.0	$25.2
Benefit ratio (a)	268.2%	277.5%
Interest-adjusted benefit ratio (b)	104.6%	116.6%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $7.3 million and $14.6 million in the three and six months ended June 30, 2017, respectively.

Average liabilities for long-term care products were increased by $22 million and $15 million in the three and six months ended June 30, 2017, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy benefits were $12.0 million and $25.2 million in the three and six months ended 2017, respectively. The interest-adjusted benefit ratio for this long-term care block was 104.6 percent in the second quarter of 2017 compared to 128.1 percent in the first quarter of 2017, reflecting favorable claim experience in the second quarter of 2017. Since this block of long-term care business is in loss recognition status, our valuation assumptions reflect no profits or losses on the block over its remaining life. Accordingly, changes in assumptions which adversely impact future earnings will result in an immediate charge to current earnings. This block of business is particularly sensitive to changes in assumptions related to expected future investment yields. For example, we estimate that a 50 basis point reduction in the ultimate new money rate assumption would result in a $10 million pre-tax charge.

Net realized investment gains fluctuated each period. During the first six months of 2017, we recognized net realized investment gains of $1.1 million, which were comprised of: (i) $13.2 million of net gains from the sales of investments; and (ii) $12.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Corporate operations:
Interest expense on corporate debt	$(11.6)	$(11.4)	$(23.1)	$(22.8)
Net investment income (loss):
General investment portfolio	1.4	1.6	2.3	2.9
Other special-purpose portfolios:
COLI	2.9	.6	9.3	(.3)
Investments held in a rabbi trust	.7	.3	1.5	.4
Other trading account activities	2.4	3.4	4.7	6.9
Fee revenue and other income	2.3	2.6	4.7	5.1
Other operating costs and expenses	(22.9)	(15.5)	(44.6)	(30.1)
Loss before net realized investment gains (losses), earnings attributable to VIEs, fair value changes related to agent deferred compensation plan and income taxes	(24.8)	(18.4)	(45.2)	(37.9)
Net realized investment gains (losses)	(4.0)	(7.0)	.6	(13.3)
Earnings attributable to VIEs	(1.6)	.1	(1.3)	(.5)
Fair value changes related to agent deferred compensation plan	—	(12.3)	—	(18.3)
Loss before income taxes	$(30.4)	$(37.6)	$(45.9)	$(70.0)

Interest expense on corporate debt was $23.1 million and $22.8 million in the first six months of 2017 and 2016, respectively. Our average corporate debt outstanding was $925.0 million in both the first six months of 2017 and 2016. The average interest rate on our debt was 4.7 percent in both the first six months of 2017 and 2016.

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

Fee revenue and other income includes the fees our wholly-owned investment advisor earns for managing portfolios of commercial bank loans for investment trusts. These trusts are consolidated as VIEs in our consolidated financial statements, but the fees are reflected as revenues and the fee expense is reflected in the earnings attributable to VIEs. This fee revenue fluctuates consistent with the size of the loan portfolios.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as legal and consulting costs and performance-based compensation expense which were higher in the 2017 periods as compared to the 2016 periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) often fluctuate each period. During the first six months of 2017, net realized investment gains in this segment were $.6 million and were comprised of: (i) $4.7 million of net gains from the sales of investments (including $2.3 million of net gains recognized by the VIEs and $2.4 million of net gains on other investment sales); (ii) $3.7 million of losses on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During the first six months of 2016, net realized investment losses in this segment were $13.3 million and were comprised of: (i) $6.0 million of net losses from the sales of investments (including $6.4 million of losses recognized by the VIEs and $.4 million of net gains on other investment sales); and (ii) $7.3 million of losses on the dissolution of a VIE.

Earnings attributable to VIEs include the earnings in certain VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative and are unrelated to the Company's underlying fundamentals.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from S&P, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch") and Moody's Investor Services, Inc. ("Moody's") are "BBB+", "A-", "BBB+" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $925.0 million in the second quarter of 2017, up 7.2 percent from 2016, and were $1,865.0 million in the first six months of 2017, up 6.0 percent from 2016. First year collected premiums were $352.3 million in the second quarter of 2017, up 16 percent from 2016, and were $697.6 million in the first six months of 2017, up 10 percent from 2016. Total premiums collected are summarized as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
First year:
Bankers Life	$319.9	$270.4	$631.0	$564.9
Washington National	19.7	19.8	40.2	39.9
Colonial Penn	12.7	13.8	26.4	27.8
Total first year	352.3	304.0	697.6	632.6

Renewal:
Bankers Life	360.7	357.8	737.4	724.0
Washington National	147.8	145.4	300.4	290.8
Colonial Penn	59.8	55.8	120.6	111.9
Long-term care in run-off	4.4	—	9.0	—
Total renewal	572.7	559.0	1,167.4	1,126.7
Total premiums collected	$925.0	$863.0	$1,865.0	$1,759.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premiums collected by product:
Annuities:
Fixed index (first-year)	$247.2	$179.6	$482.5	$379.5
Other fixed interest (first-year)	15.1	25.5	35.7	57.4
Other fixed interest (renewal)	2.0	1.3	3.6	3.1
Subtotal - other fixed interest annuities	17.1	26.8	39.3	60.5
Total annuities	264.3	206.4	521.8	440.0
Health:
Medicare supplement (first-year)	17.6	19.1	35.1	37.5
Medicare supplement (renewal)	162.1	159.9	336.3	328.4
Subtotal - Medicare supplement	179.7	179.0	371.4	365.9
Long-term care (first-year)	4.1	4.4	8.3	8.8
Long-term care (renewal)	108.0	113.6	220.8	228.8
Subtotal - long-term care	112.1	118.0	229.1	237.6
Supplemental health (first-year)	1.3	1.4	2.7	2.7
Supplemental health (renewal)	4.3	3.9	8.6	7.6
Subtotal – supplemental health	5.6	5.3	11.3	10.3
Other health (first-year)	.2	—	.4	—
Other health (renewal)	1.3	1.6	2.7	3.2
Subtotal - other health	1.5	1.6	3.1	3.2
Total health	298.9	303.9	614.9	617.0
Life insurance:
Traditional (first-year)	22.1	22.2	42.3	43.0
Traditional (renewal)	54.3	52.0	108.4	102.2
Subtotal - traditional	76.4	74.2	150.7	145.2
Interest-sensitive (first-year)	12.3	18.2	24.0	36.0
Interest-sensitive (renewal)	28.7	25.5	57.0	50.7
Subtotal - interest-sensitive	41.0	43.7	81.0	86.7
Total life insurance	117.4	117.9	231.7	231.9
Collections on insurance products:
Total first-year premium collections on insurance products	319.9	270.4	631.0	564.9
Total renewal premium collections on insurance products	360.7	357.8	737.4	724.0
Total collections on insurance products	$680.6	$628.2	$1,368.4	$1,288.9

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 28 percent, to $264.3 million, in the second quarter of 2017, and by 19 percent, to $521.8 million, in the first six months of 2017, as compared to the same periods in 2016. The increase in premium collections in the 2017 periods is due primarily to sales of annuity contracts with living benefits following the introduction of that product in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

third quarter of 2016. Premium collections from our fixed index products were also favorably impacted in the 2017 periods by the general stock market performance which made these products attractive to certain customers.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment increased .4 percent, to $179.7 million, in the second quarter of 2017, and 1.5 percent, to $371.4 million, in the first six months of 2017, as compared to the same periods in 2016.

Premiums collected on Bankers Life's long-term care policies decreased 5.0 percent, to $112.1 million, in the second quarter of 2017, and 3.6 percent, to $229.1 million, in the first six months of 2017, as compared to the same periods in 2016. Such decreases reflect the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment in the 2017 periods were comparable to the same periods in 2016 reflecting lower first-year premiums; substantially offset by higher persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premiums collected by product:
Health:
Medicare supplement (renewal)	$12.6	$15.1	$27.0	$31.5
Supplemental health (first-year)	18.4	18.3	37.4	36.8
Supplemental health (renewal)	128.6	123.5	259.7	246.1
Subtotal – supplemental health	147.0	141.8	297.1	282.9
Other health (first-year)	—	.1	.1	.1
Other health (renewal)	.4	.3	.8	.8
Subtotal - other health	.4	.4	.9	.9
Total health	160.0	157.3	325.0	315.3
Life insurance:
Traditional (first-year)	.2	.2	.4	.4
Traditional (renewal)	2.6	2.8	5.2	5.4
Subtotal - traditional	2.8	3.0	5.6	5.8
Interest-sensitive (first-year)	1.1	1.2	2.3	2.6
Interest-sensitive (renewal)	3.4	3.2	7.3	6.2
Subtotal - interest-sensitive	4.5	4.4	9.6	8.8
Total life insurance	7.3	7.4	15.2	14.6
Annuities:
Fixed index (renewal)	.1	.4	.3	.6
Other fixed interest (renewal)	.1	.1	.1	.2
Total annuities	.2	.5	.4	.8
Collections on insurance products:
Total first-year premium collections on insurance products	19.7	19.8	40.2	39.9
Total renewal premium collections on insurance products	147.8	145.4	300.4	290.8
Total collections on insurance products	$167.5	$165.2	$340.6	$330.7

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2017 periods due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.7 percent, to $147.0 million, in the second quarter of 2017, and 5.0 percent, to $297.1 million, in the first six months of 2017, as compared to the same periods in 2016. Such increase is due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 3.4 percent, to $154.7 million, in the second quarter of 2017, and 5.0 percent, to $313.2 million, in the first six months of 2017, as compared to the same periods in 2016, driven by sales in recent periods and persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Life premiums collected in the Washington National segment decreased 1.4 percent, to $7.3 million, in the second quarter of 2017, and increased 4.1 percent, to $15.2 million, in the first six months of 2017, as compared to the same periods in 2016.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Premiums collected by product:
Life insurance:
Traditional (first-year)	$12.7	$13.8	$26.4	$27.8
Traditional (renewal)	59.2	55.1	119.4	110.5
Subtotal - traditional	71.9	68.9	145.8	138.3
Interest-sensitive (all renewal)	—	.1	.1	.2
Total life insurance	71.9	69.0	145.9	138.5
Health (all renewal):
Medicare supplement	.5	.6	1.0	1.1
Other health	.1	—	.1	.1
Total health	.6	.6	1.1	1.2
Collections on insurance products:
Total first-year premium collections on insurance products	12.7	13.8	26.4	27.8
Total renewal premium collections on insurance products	59.8	55.8	120.6	111.9
Total collections on insurance products	$72.5	$69.6	$147.0	$139.7

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 4.2 percent, to $71.9 million, in the second quarter of 2017, and 5.3 percent, to $145.9 million, in the first six months of 2017, as compared to the same periods in 2016. The increase in premiums collected reflects both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains in-force, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Premiums collected by product:
Health:
Long-term care (renewal)	$4.4	$9.0

The Long-term care in run-off segment only includes the premiums collected from the long-term care block that was recaptured in September 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2017 and December 31, 2016 was as follows (dollars in millions):

	June 30, 2017	December 31, 2016
Total capital:
Corporate notes payable	$913.9	$912.9
Shareholders’ equity:
Common stock	1.7	1.7
Additional paid-in capital	3,116.7	3,212.1
Accumulated other comprehensive income	894.5	622.4
Retained earnings	766.4	650.7
Total shareholders’ equity	4,779.3	4,486.9
Total capital	$5,693.2	$5,399.8

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2017 and as of and for the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Book value per common share	$28.28	$25.82
Book value per common share, excluding accumulated other comprehensive income (a)	22.98	22.24
Ratio of earnings to fixed charges	2.81X	2.43X
Debt to total capital ratios:
Corporate debt to total capital	16.1%	16.9%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.0%	19.1%
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

Prior to the recapture, certain irregularities had come to our attention regarding BRe (including its relationship with Platinum Partners, LP ("Platinum") and the valuation and appropriateness of the collateral deposited in trusts by BRe for

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National and BCLIC). As a result, CNO commenced an independent third-party audit by a forensic accounting firm in late June 2016 of certain investments deposited in the trusts by BRe. Such investments included assets valued at that time using unobservable inputs that contained assumptions determined by BRe. The initial scope of CNO’s audit was a subset of investments which had an estimated fair value of approximately $62 million as of September 30, 2016. In September 2016, Washington National and BCLIC expanded the scope of the independent audit to include additional investments for which we estimated the fair value to be approximately $63 million as of September 30, 2016.

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

			Investments not included in scope of audit
	Investments included in initial scope of audit	Investments included in additional scope of audit	Cash, fixed maturities and other invested assets	Total investments
September 30, 2016 values	$62.2	$62.6	$379.8	$504.6
Net cash flows (1)	(13.5)	(11.6)	(359.5)	(384.6)
Realized gains (losses) and impairments (2)	.4	(1.7)	(4.0)	(5.3)
Other activity (5)	3.9	1.9	.6	6.4
December 31, 2016 values	53.0	51.2	16.9	121.1
Net cash flows (1)	(16.7)	(5.5)	(8.7)	(30.9)
Realized gains (losses) and impairments (3)	3.2	(4.5)	1.0	(.3)
Other activity (5)	(1.8)	1.3	(1.4)	(1.9)
March 31, 2017 values	37.7	42.5	7.8	88.0
Net cash flows (1)	.5	(14.4)	—	(13.9)
Realized gains (losses) and impairments (4)	(3.1)	4.5	—	1.4
Other activity (5)	(.6)	(.4)	.3	(.7)
June 30, 2017 values	$34.5	$32.2	$8.1	$74.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

A summary of the values as of June 30, 2017, for the remaining investments that were included in the aforementioned independent audits is summarized below (dollars in millions):

	Investments included in initial scope of audit	Investments included in additional scope of audit	Total investments included in the scope of audit
Lease related investments	$—	$19.2	$19.2
Mortgage loans secured by real estate	1.1	10.6	11.7
Senior secured loans to companies in the energy sector (6)	11.3	—	11.3
Senior secured loans to other companies	14.0	.5	14.5
Secured term loan issued by Platinum Partners Credit Opportunity Master Fund L.P.	5.4	—	5.4
Preferred and common stock	2.7	.3	3.0
Other	—	1.6	1.6
Total investments	$34.5	$32.2	$66.7

________________

(1)	Net cash inflows from sales and redemptions of investments during the period.

(2)	Includes $4.6 million of impairment charges and $.7 million of net realized losses recognized on the sale of transferred investments.

(3)	Includes $8.4 million of impairment charges; partially offset by $8.1 million of net realized gains recognized on the sale of transferred investments.

(4)	Includes $3.7 million of impairment charges; and $5.1 million of net realized gains recognized on the sale of transferred investments.

(5)	Includes amortization of discount and premium and changes in estimated fair values of investments during the period.

(6)
Includes: (i) $2.5 million of loans issued by Golden Gate Oil, LLC with a par value of $11.7 million; and (ii) $6.8 million of loans issued by the parent of Agera Energy LLC with a par value of $11.4 million. The issuers of this debt have been referred to in recent articles regarding Platinum.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of June 30, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at June 30, 2017, which are maintained in custodial accounts for the benefit of the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2017
$50.0	January 2018	Variable rate – 1.508%
50.0	January 2018	Variable rate – 1.493%
50.0	February 2018	Variable rate – 1.489%
50.0	February 2018	Variable rate – 1.270%
50.0	July 2018	Variable rate – 1.642%
50.0	August 2018	Variable rate – 1.302%
50.0	January 2019	Variable rate – 1.578%
50.0	February 2019	Variable rate – 1.270%
100.0	March 2019	Variable rate – 1.689%
21.8	July 2019	Variable rate – 1.500%
15.0	October 2019	Variable rate – 1.683%
50.0	May 2020	Variable rate – 1.679%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.921%
100.0	September 2020	Variable rate – 1.876%
50.0	September 2020	Variable rate – 1.882%
75.0	September 2020	Variable rate – 1.416%
100.0	October 2020	Variable rate – 1.260%
50.0	December 2020	Variable rate – 1.776%
100.0	July 2021	Variable rate – 1.708%
100.0	July 2021	Variable rate – 1.678%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.701%
125.0	August 2021	Variable rate – 1.696%
50.0	September 2021	Variable rate – 1.738%
22.0	May 2022	Variable rate – 1.550%
100.0	May 2022	Variable rate – 1.656%
10.0	June 2022	Variable rate – 1.850%
25.0	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,647.0

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

Our estimated consolidated statutory RBC ratio of 458 percent at June 30, 2017, reflects estimated consolidated statutory operating earnings of $166 million and dividends to the holding company of $177.0 million during the first six months of 2017. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by S&P, A.M. Best, Fitch and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On June 23, 2017, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries and revised the outlook for these ratings to stable from negative. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2017, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $98.8 million; (ii) fixed income investments of $87.4 million; and (iii) equity securities of $92.0 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2017, our insurance subsidiaries paid dividends to CDOC totaling $177.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 398 percent at June 30, 2017.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2017, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$580.7	(a)
Colonial Penn	(297.0)	(b)
____________________

(a)	Bankers Life paid dividends of $86.0 million to CLTX in the first six months of 2017.

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

In the first six months of 2017, we repurchased 5.4 million shares of common stock for $111.9 million under our securities repurchase program (including $3.0 million of repurchases settled in the third quarter of 2017). In May 2017, the Company announced that its Board of Directors approved an additional $300.0 million to repurchase the Company's outstanding common stock. The Company has remaining repurchase authority of $440.8 million as of June 30, 2017. We currently anticipate repurchasing a total of approximately $200 million to $275 million of our common stock during 2017, absent compelling alternatives including, but not limited to, investment in our business, acquisition transactions or ceding commissions related to reinsurance transactions. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors.

In the first six months of 2017, dividends declared on common stock totaled $29.4 million ($0.17 per common share). In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share.

We have previously disclosed that our strategic priorities include a reduction of our relative long-term care exposure. To achieve this goal, it is likely that we will need to transfer the risks of a portion of this business through one or more reinsurance transactions. The comprehensive, nursing home and home health care long-term care business written before 2003 has negative margins. In order to meaningfully reduce the risk associated with our long-term care block, a substantial ceding commission would be paid by the Company to transfer long-term care risk through reinsurance. Such a reduction of our long-term care exposure would result in the recognition of a loss. Due to our current tax position, it is likely that a portion of the tax benefit recognized on the loss would not be realized and we may be required to increase our valuation allowance for deferred tax assets. Although we believe reducing our exposure to the risk of long-term care business would benefit the Company in the long term, such reduction could initially adversely impact certain aspects of our financial position, results of operations and/or cash flow, including the cash available to repurchase shares of our common stock.

On June 23, 2017, S&P affirmed our issuer credit and unsecured debt ratings of "BB+" and revised the outlook for these ratings to stable from negative. In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2017, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,102.4	$1,482.8	$(25.4)	$13,559.8
United States Treasury securities and obligations of United States government corporations and agencies	174.4	27.8	—	202.2
States and political subdivisions	1,853.0	217.2	(2.5)	2,067.7
Debt securities issued by foreign governments	55.3	1.7	(.1)	56.9
Asset-backed securities	1,189.4	38.4	(2.5)	1,225.3
Collateralized debt obligations	223.6	1.3	—	224.9
Commercial mortgage-backed securities	1,308.9	37.0	(13.7)	1,332.2
Mortgage pass-through securities	2.1	.2	—	2.3
Collateralized mortgage obligations	341.3	18.1	(.8)	358.6
Total investment grade fixed maturities, available for sale	17,250.4	1,824.5	(45.0)	19,029.9
Below-investment grade (a) (b):
Corporate securities	858.2	25.7	(24.7)	859.2
States and political subdivisions	3.0	—	—	3.0
Asset-backed securities	1,508.9	110.6	(1.4)	1,618.1
Collateralized debt obligations	2.5	—	—	2.5
Commercial mortgage-backed securities	55.8	.5	(1.1)	55.2
Collateralized mortgage obligations	450.1	53.8	(.4)	503.5
Total below-investment grade fixed maturities, available for sale	2,878.5	190.6	(27.6)	3,041.5
Total fixed maturities, available for sale	$20,128.9	$2,015.1	$(72.6)	$22,071.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2017 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,603.4	$10,582.6	47.9%
2	9,571.6	10,526.7	47.7
Total NAIC 1 and 2 (investment grade)	19,175.0	21,109.3	95.6
3	617.6	622.9	2.8
4	237.2	240.7	1.1
5	83.5	82.7	.4
6	15.6	15.8	.1
Total NAIC 3, 4, 5 and 6 (below-investment grade)	953.9	962.1	4.4
	$20,128.9	$22,071.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,843.4	12.9%	$3.9	5.4%
States and political subdivisions	2,070.7	9.4	2.5	3.4
Utilities	1,641.6	7.4	.7	.9
Healthcare/pharmaceuticals	1,596.1	7.2	2.7	3.8
Insurance	1,510.5	6.8	1.1	1.5
Energy	1,485.8	6.7	13.2	18.1
Commercial mortgage-backed securities	1,387.4	6.3	14.8	20.3
Banks	1,086.5	4.9	.2	.3
Food/beverage	970.3	4.4	.2	.3
Collateralized mortgage obligations	862.1	3.9	1.2	1.7
Cable/media	803.7	3.7	9.2	12.7
Real estate/REITs	593.5	2.7	.1	.1
Capital goods	546.5	2.5	.8	1.1
Chemicals	502.6	2.3	4.9	6.8
Transportation	472.6	2.1	.9	1.2
Telecom	430.4	2.0	1.8	2.5
Brokerage	350.4	1.6	.7	.9
Aerospace/defense	298.0	1.4	—	—
Technology	291.9	1.3	1.1	1.5
Autos	289.3	1.3	.6	.9
Business services	265.0	1.2	3.1	4.3
Paper	245.0	1.1	—	—
Collateralized debt obligations	227.4	1.0	—	—
Retail	213.4	1.0	1.4	1.9
Other	1,087.3	4.9	7.5	10.4
Total fixed maturities, available for sale	$22,071.4	100.0%	$72.6	100.0%

At June 30, 2017, the carrying value of the Company's fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $143.7 million and gross unrealized losses of $13.2 million. Although these securities are of high quality (92 percent are rated investment grade) and diversified (76 issuers), we could be exposed to future downgrades and declines in market values if oil prices remain at low levels for an extended period of time. At December 31, 2016, the carrying value of our fixed maturity securities in the energy sector was $1.5 billion, with gross unrealized gains of $126.8 million and gross unrealized losses of $21.4 million.

Below-Investment Grade Securities

At June 30, 2017, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,878.5 million, or 14 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $3,041.5 million, or 106 percent of the amortized cost (refer to the table on page 92 for composition of the below-investment grade portfolio).

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$21.1	$21.3	$28.1	$119.8
Gross realized losses on sale	(5.2)	(.6)	(7.9)	(81.6)
Impairments:
Total other-than-temporary impairment losses	(3.6)	—	(6.8)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	(.9)	—	(.9)	—
Net impairment losses recognized	(4.5)	—	(7.7)	(6.3)
Net realized investment gains from fixed maturities	11.4	20.7	12.5	31.9
Equity securities	—	4.0	1.9	4.1
Commercial mortgage loans	—	—	1.0	—
Impairments of other investments	(.6)	(13.6)	(5.8)	(17.3)
Loss on dissolution of variable interest entities	(3.7)	(7.3)	(3.7)	(7.3)
Other (a)	8.1	8.8	17.2	.3
Net realized investment gains	$15.2	$12.6	$23.1	$11.7
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) was $9.9 million for the six months ended June 30, 2017. Such amount was insignificant in the 2016 period.

During the first six months of 2017, we recognized net realized investment gains of $23.1 million, which were comprised of: (i) $28.7 million of net gains from the sales of investments; (ii) a $3.7 million loss on the dissolution of a VIE; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $9.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (v) $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At June 30, 2017, there were five investments in default with an amortized cost and carrying value of $25.6 million and $26.4 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2017, the $7.9 million of gross realized losses on sales of $187.6 million of fixed maturity securities, available for sale included: (i) $2.8 million related to various corporate securities; (ii) $1.7 million related to commercial mortgage-backed securities; and (iii) $3.4 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived risks.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate further; (iii) desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2016, the $81.6 million of gross realized losses on sales of $418.5 million of fixed maturity securities, available for sale, included: (i) $75.2 million related to various corporate securities (including $62.7 million related to sales of investments in the energy sector); (ii) $5.3 million related to commercial mortgage-backed securities; and (iii) $1.1 million related to various other investments.

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

During the first six months of 2017, we recognized $13.5 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities in the energy sector; (ii) $5.2 million of writedowns related to a mortgage loan; and (iii) $2.0 million of writedowns on other investments. Factors considered in determining the writedowns of investments in the first six months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

There were no investments sold at a loss during the first six months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$78.1	$78.0
Due after one year through five years	118.5	116.8
Due after five years through ten years	174.8	166.3
Due after ten years	835.0	792.6
Subtotal	1,206.4	1,153.7
Structured securities	1,104.5	1,084.6
Total	$2,310.9	$2,238.3

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2017 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$13.6	$(3.5)	$10.1
Greater than 12 months	1.7		(.2)	.5
		$14.3	$(3.7)	$10.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2017 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$12.9	$.8	$1.1	$—	$14.8
Energy	.2	6.6	3.9	2.5	13.2
Cable/media	.1	6.4	2.7	—	9.2
Chemicals	—	.6	4.3	—	4.9
Asset-backed securities	.8	1.7	.2	1.2	3.9
Business services	—	—	3.1	—	3.1
Healthcare/pharmaceuticals	.6	1.2	—	.9	2.7
States and political subdivisions	1.3	1.2	—	—	2.5
Building materials	—	.9	1.1	—	2.0
Telecom	—	.7	1.1	—	1.8
Retail	—	—	—	1.4	1.4
Collateralized mortgage obligations	.7	.1	—	.4	1.2
Technology	—	1.0	—	.1	1.1
Metals and mining	—	—	1.1	—	1.1
Insurance	—	1.1	—	—	1.1
Transportation	—	.9	—	—	.9
Capital goods	.1	.5	.2	—	.8
Brokerage	—	—	—	.7	.7
Utilities	.4	.1	—	.2	.7
Autos	—	.6	—	—	.6
Entertainment/hotels	—	.5	—	—	.5
Banks	.1	.1	—	—	.2
Food/beverage	—	.2	—	—	.2
Debt securities issued by foreign governments	—	.1	—	—	.1
Real estate/REITs	—	.1	—	—	.1
Other	2.3	.1	1.3	.1	3.8
Total fixed maturities, available for sale	$19.5	$25.5	$20.1	$7.5	$72.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$47.0	$—	$—	$—	$47.0	$—
States and political subdivisions	68.8	(2.0)	13.2	(.5)	82.0	(2.5)
Debt securities issued by foreign governments	15.7	(.1)	—	—	15.7	(.1)
Corporate securities	566.2	(11.7)	442.8	(38.4)	1,009.0	(50.1)
Asset-backed securities	388.6	(2.5)	83.3	(1.4)	471.9	(3.9)
Collateralized debt obligations	30.5	—	—	—	30.5	—
Commercial mortgage-backed securities	381.5	(9.2)	103.3	(5.6)	484.8	(14.8)
Collateralized mortgage obligations	69.3	(.7)	28.1	(.5)	97.4	(1.2)
Total fixed maturities, available for sale	$1,567.6	$(26.2)	$670.7	$(46.4)	$2,238.3	$(72.6)
Equity securities	$134.2	$(2.7)	$—	$—	$134.2	$(2.7)

Based on management's current assessment of investments with unrealized losses at June 30, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At June 30, 2017, fixed maturity investments included structured securities with an estimated fair value of $5.3 billion (or 24 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2017 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$2,046.0	$1,589.5	$1,642.5
4 percent – 5 percent	1,708.9	1,561.0	1,629.1
5 percent – 6 percent	1,580.1	1,426.8	1,516.2
6 percent – 7 percent	313.6	284.4	301.6
7 percent – 8 percent	51.1	51.5	61.1
8 percent and above	169.8	169.4	172.1
Total structured securities	$5,869.5	$5,082.6	$5,322.6

The amortized cost and estimated fair value of structured securities at June 30, 2017, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$636.2	$690.6	3.1%
Planned amortization classes, target amortization classes and accretion-directed bonds	112.7	127.7	.6
Commercial mortgage-backed securities	1,364.7	1,387.4	6.3
Asset-backed securities	2,698.3	2,843.4	12.9
Collateralized debt obligations	226.1	227.4	1.0
Other	44.6	46.1	.2
Total structured securities	$5,082.6	$5,322.6	24.1%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of June 30, 2017 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$909.2	$930.5	$2,241.3
60% to 70%	465.9	467.4	714.7
Greater than 70% to 80%	267.8	276.7	364.4
Greater than 80% to 90%	37.6	38.7	43.7
Greater than 90%	54.2	54.8	57.1
Total	$1,734.7	$1,768.1	$3,421.2
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$17.0	$19.8	$36.9	$37.7
Fee revenue and other income	1.2	1.3	2.8	3.0
Total revenues	18.2	21.1	39.7	40.7
Expenses:
Interest expense	13.3	13.5	26.9	26.0
Other operating expenses	.6	.4	.9	.8
Total expenses	13.9	13.9	27.8	26.8
Income before net realized investment losses and income taxes	4.3	7.2	11.9	13.9
Net realized investment losses	(3.9)	—	(1.8)	(6.4)
Income before income taxes	$.4	$7.2	$10.1	$7.5

During the first six months of 2017, the VIEs recognized net realized investment losses of $1.8 million which were comprised of: (i) $2.3 million of net gains from the sales of fixed maturities; (ii) a $3.7 million loss on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first six months of 2016, we recognized net realized investment losses on the VIE investments of $6.4 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$160.7	12.3%	$.3	5.7%
Cable/media	154.1	11.8	.4	6.4
Technology	140.5	10.7	.3	5.5
Food/beverage	90.9	6.9	.7	12.4
Capital goods	85.6	6.5	.3	5.7
Consumer products	70.7	5.4	.4	8.0
Aerospace/defense	56.8	4.3	.2	3.9
Paper	53.9	4.1	.1	1.0
Brokerage	53.6	4.1	—	.2
Building materials	50.5	3.8	.1	1.0
Retail	47.9	3.7	2.5	45.7
Autos	37.2	2.8	—	.2
Chemicals	34.5	2.6	—	.7
Utilities	33.9	2.6	.1	.8
Gaming	31.7	2.4	—	.7
Transportation	29.7	2.3	—	.5
Entertainment/hotels	29.5	2.3	—	.1
Insurance	23.4	1.8	—	.1
Metals and mining	15.7	1.2	—	—
Business services	13.0	1.0	—	.1
Real estate/REITs	13.0	1.0	—	.1
Banks	9.9	.8	—	—
Telecom	5.4	.4	—	.4
Energy	3.4	.3	—	.1
Textiles	.7	.1	—	—
Other	63.4	4.8	—	.7
Total	$1,309.6	100.0%	$5.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.1	$2.0
Due after one year through five years	147.8	145.7
Due after five years through ten years	204.4	201.2
Total	$354.3	$348.9

The following summarizes the investments sold at a loss during the first six months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$2.8	$1.8

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2017 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$5.4	$(1.9)	$3.5

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in the first six months of 2017 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	1,085,885	$20.70	1,085,885	$187.2
May 1 through May 31	1,147,405	20.73	1,109,224	464.2
June 1 through June 30	1,148,448	20.43	1,147,785	440.8
Total	3,381,738	20.62	3,342,894	440.8
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Amendment effective May 16, 2017 to Employment Agreement between CNO Financial Group, Inc. and Edward J. Bonach.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  August 4, 2017

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)