Form 10-Q
period 2017-09-30
CNO Financial Group, Inc.
filed 2017-11-01
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]
Shares of common stock outstanding as of October 19, 2017:  167,762,323

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2017	December 31, 2016

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: September 30, 2017 - $20,092.5; December 31, 2016 - $19,803.1)	$22,129.9	$21,096.2
Equity securities at fair value (cost: September 30, 2017 - $688.7; December 31, 2016 - $580.7)	713.3	584.2
Mortgage loans	1,667.8	1,768.0
Policy loans	114.6	112.0
Trading securities	294.4	363.4
Investments held by variable interest entities	1,382.5	1,724.3
Other invested assets	752.1	589.5
Total investments	27,054.6	26,237.6
Cash and cash equivalents - unrestricted	765.9	478.9
Cash and cash equivalents held by variable interest entities	105.9	189.3
Accrued investment income	268.0	239.6
Present value of future profits	368.5	401.8
Deferred acquisition costs	1,023.8	1,044.7
Reinsurance receivables	2,195.5	2,260.4
Income tax assets, net	567.4	789.7
Assets held in separate accounts	4.8	4.7
Other assets	350.2	328.5
Total assets	$32,704.6	$31,975.2

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2017	December 31, 2016

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$11,113.5	$10,912.7
Future policy benefits	11,374.1	10,953.3
Liability for policy and contract claims	519.5	500.6
Unearned and advanced premiums	262.4	282.5
Liabilities related to separate accounts	4.8	4.7
Other liabilities	789.1	611.4
Investment borrowings	1,646.9	1,647.4
Borrowings related to variable interest entities	1,198.2	1,662.8
Notes payable – direct corporate obligations	914.4	912.9
Total liabilities	27,822.9	27,488.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2017 – 167,762,323; December 31, 2016 – 173,753,614)	1.7	1.7
Additional paid-in capital	3,094.5	3,212.1
Accumulated other comprehensive income	933.6	622.4
Retained earnings	851.9	650.7
Total shareholders' equity	4,881.7	4,486.9
Total liabilities and shareholders' equity	$32,704.6	$31,975.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Insurance policy income	$659.3	$649.0	$1,987.2	$1,947.0
Net investment income:
General account assets	325.9	301.7	960.3	888.5
Policyholder and other special-purpose portfolios	52.7	43.1	171.8	82.7
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	34.5	12.8	74.8	55.4
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4.7)	(1.2)	(17.3)	(24.8)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	(.9)	—
Net impairment losses recognized	(4.7)	(1.2)	(18.2)	(24.8)
Loss on dissolution of variable interest entities	(.6)	—	(4.3)	(7.3)
Total realized gains	29.2	11.6	52.3	23.3
Fee revenue and other income	12.2	10.5	35.5	38.7
Total revenues	1,079.3	1,015.9	3,207.1	2,980.2
Benefits and expenses:
Insurance policy benefits	638.1	609.8	1,941.6	1,861.2
Loss on reinsurance transaction	—	75.4	—	75.4
Interest expense	30.1	29.4	92.3	86.0
Amortization	58.2	64.7	181.3	181.6
Loss on extinguishment of borrowings related to a variable interest entity	5.5	—	5.5	—
Other operating costs and expenses	217.5	187.3	631.3	603.5
Total benefits and expenses	949.4	966.6	2,852.0	2,807.7
Income before income taxes	129.9	49.3	355.1	172.5
Income tax expense (benefit):
Tax expense on period income	44.1	16.9	123.6	61.7
Valuation allowance for deferred tax assets and other tax items	(15.0)	13.8	(15.0)	(13.2)
Net income	$100.8	$18.6	$246.5	$124.0
Earnings per common share:
Basic:
Weighted average shares outstanding	168,684,000	174,247,000	170,890,000	177,640,000
Net income	$.60	$.11	$1.44	$.70
Diluted:
Weighted average shares outstanding	170,982,000	175,723,000	172,800,000	179,373,000
Net income	$.59	$.11	$1.43	$.69

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$100.8	$18.6	$246.5	$124.0
Other comprehensive income, before tax:
Unrealized gains for the period	120.9	228.3	794.5	1,329.2
Adjustment to present value of future profits and deferred acquisition costs	(1.8)	(11.3)	(25.3)	(119.6)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(31.0)	(82.8)	(243.0)	(493.4)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(27.7)	(14.6)	(44.0)	(24.2)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.7	.2	1.0	.9
Unrealized gains on investments	61.1	119.8	483.2	692.9
Change related to deferred compensation plan	—	—	—	8.6
Other comprehensive income before tax	61.1	119.8	483.2	701.5
Income tax expense related to items of accumulated other comprehensive income	(22.0)	(42.1)	(172.0)	(248.8)
Other comprehensive income, net of tax	39.1	77.7	311.2	452.7
Comprehensive income	$139.9	$96.3	$557.7	$576.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	124.0	124.0
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax expense of $248.1)	—	451.5	—	451.5
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.7)	—	1.2	—	1.2
Cost of common stock repurchased	(203.0)	—	—	(203.0)
Dividends on common stock	—	—	(40.8)	(40.8)
Stock options, restricted stock and performance units	22.4	—	—	22.4
Balance, September 30, 2016	$3,208.0	$855.5	$430.3	$4,493.8

Balance, December 31, 2016	$3,213.8	$622.4	$650.7	$4,486.9
Cumulative effect of accounting change	.9	—	(.6)	.3
Net income	—	—	246.5	246.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $170.9)	—	309.1	—	309.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.1)	—	2.1	—	2.1
Cost of common stock repurchased	(140.1)	—	—	(140.1)
Dividends on common stock	—	—	(44.7)	(44.7)
Stock options, restricted stock and performance units	21.6	—	—	21.6
Balance, September 30, 2017	$3,096.2	$933.6	$851.9	$4,881.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Insurance policy income	$1,859.4	$1,837.9
Net investment income	898.9	877.7
Fee revenue and other income	35.5	38.7
Cash and cash equivalents received upon recapture of reinsurance	—	73.6
Insurance policy benefits	(1,491.7)	(1,439.6)
Interest expense	(81.0)	(66.5)
Deferrable policy acquisition costs	(183.4)	(179.4)
Other operating costs	(546.0)	(552.1)
Income taxes	(58.0)	(5.5)
Net cash from operating activities	433.7	584.8
Cash flows from investing activities:
Sales of investments	1,742.5	2,225.7
Maturities and redemptions of investments	2,543.0	1,529.5
Purchases of investments	(4,076.8)	(4,196.7)
Net sales (purchases) of trading securities	94.8	(31.0)
Change in cash and cash equivalents held by variable interest entities	83.4	216.7
Other	(23.6)	(17.8)
Net cash provided (used) by investing activities	363.3	(273.6)
Cash flows from financing activities:
Issuance of common stock	6.0	6.9
Payments to repurchase common stock	(142.3)	(210.0)
Common stock dividends paid	(44.5)	(40.9)
Amounts received for deposit products	1,067.2	992.1
Withdrawals from deposit products	(920.8)	(891.5)
Issuance of investment borrowings:
Federal Home Loan Bank	332.0	432.7
Related to variable interest entities	387.3	477.1
Payments on investment borrowings:
Federal Home Loan Bank	(332.6)	(333.3)
Related to variable interest entities	(862.3)	(470.6)
Net cash used by financing activities	(510.0)	(37.5)
Net increase in cash and cash equivalents	287.0	273.7
Cash and cash equivalents, beginning of period	478.9	432.3
Cash and cash equivalents, end of period	$765.9	$706.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2017 and December 31, 2016, were as follows (dollars in millions):

	September 30, 2017	December 31, 2016
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$2.4	$(1.1)
Net unrealized gains on all other investments	2,058.9	1,311.9
Adjustment to present value of future profits (a)	(98.1)	(106.2)
Adjustment to deferred acquisition costs	(287.9)	(223.5)
Adjustment to insurance liabilities	(224.5)	(13.5)
Deferred income tax liabilities	(517.2)	(345.2)
Accumulated other comprehensive income	$933.6	$622.4
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At September 30, 2017, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(86.7) million, $(135.8) million, $(224.5) million and $159.1 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At September 30, 2017, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$13,145.4	$1,537.6	$(33.0)	$14,650.0	$(3.6)
United States Treasury securities and obligations of United States government corporations and agencies	145.4	26.9	—	172.3	—
States and political subdivisions	1,857.2	220.7	(.9)	2,077.0	—
Debt securities issued by foreign governments	58.1	3.1	(.1)	61.1	—
Asset-backed securities	2,608.6	180.6	(3.1)	2,786.1	—
Collateralized debt obligations	236.5	1.4	—	237.9	—
Commercial mortgage-backed securities	1,311.6	37.4	(10.1)	1,338.9	—
Mortgage pass-through securities	2.0	.2	—	2.2	—
Collateralized mortgage obligations	727.7	77.3	(.6)	804.4	(1.1)
Total fixed maturities, available for sale	$20,092.5	$2,085.2	$(47.8)	$22,129.9	$(4.7)
Equity securities	$688.7	$27.2	$(2.6)	$713.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2016, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, and equity securities were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$12,549.9	$1,100.0	$(139.0)	$13,510.9	$(3.6)
United States Treasury securities and obligations of United States government corporations and agencies	143.8	20.5	—	164.3	—
States and political subdivisions	1,811.8	186.7	(9.6)	1,988.9	(3.0)
Debt securities issued by foreign governments	37.1	.2	(.4)	36.9	—
Asset-backed securities	2,641.5	84.3	(15.5)	2,710.3	—
Collateralized debt obligations	230.0	1.0	(.3)	230.7	—
Commercial mortgage-backed securities	1,531.0	33.1	(27.9)	1,536.2	—
Mortgage pass-through securities	2.3	.2	—	2.5	—
Collateralized mortgage obligations	855.7	61.4	(1.6)	915.5	(1.4)
Total fixed maturities, available for sale	$19,803.1	$1,487.4	$(194.3)	$21,096.2	$(8.0)
Equity securities	$580.7	$11.5	$(8.0)	$584.2

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$398.1	$406.1
Due after one year through five years	2,004.8	2,131.7
Due after five years through ten years	1,562.8	1,671.1
Due after ten years	11,240.4	12,751.5
Subtotal	15,206.1	16,960.4
Structured securities	4,886.4	5,169.5
Total fixed maturities, available for sale	$20,092.5	$22,129.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2016, by contractual maturity.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$354.7	$359.8
Due after one year through five years	2,243.8	2,399.5
Due after five years through ten years	1,549.1	1,620.8
Due after ten years	10,395.0	11,320.9
Subtotal	14,542.6	15,701.0
Structured securities	5,260.5	5,395.2
Total fixed maturities, available for sale	$19,803.1	$21,096.2

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$32.3	$7.3	$60.4	$127.1
Gross realized losses on sale	(8.5)	(2.8)	(16.4)	(84.4)
Impairments:
Total other-than-temporary impairment losses	(3.2)	—	(10.0)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	(.9)	—
Net impairment losses recognized	(3.2)	—	(10.9)	(6.3)
Net realized investment gains from fixed maturities	20.6	4.5	33.1	36.4
Equity securities	7.7	17.2	9.6	21.3
Commercial mortgage loans	—	—	1.0	—
Impairments of other investments	(1.5)	(1.2)	(7.3)	(18.5)
Loss on dissolution of variable interest entities	(.6)	—	(4.3)	(7.3)
Other (a)	3.0	(8.9)	20.2	(8.6)
Net realized investment gains	$29.2	$11.6	$52.3	$23.3
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $13.0 million and $.8 million for the nine months ended September 30, 2017 and 2016, respectively.

During the first nine months of 2017, we recognized net realized investment gains of $52.3 million, which were comprised of: (i) $60.1 million of net gains from the sales of investments; (ii) $4.3 million of losses on the dissolution of variable interest entities ("VIEs"); (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $12.3 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.4 million; and (v) $18.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

During the first nine months of 2017 and 2016, certain VIEs that were required to be consolidated were dissolved. We recognized a loss of $4.3 million and $7.3 million during the first nine months of 2017 and 2016, respectively, representing the difference between the carrying value of the investment borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

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

During the first nine months of 2017, the $16.4 million of gross realized losses on sales of $290.8 million of fixed maturity securities, available for sale included: (i) $9.7 million related to various corporate securities; (ii) $3.1 million related to commercial mortgage-backed securities; and (iii) $3.6 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2017, we recognized $18.2 million of impairment losses recorded in earnings which included: (i) $5.7 million of writedowns on fixed maturities in the energy sector; (ii) $5.2 million of writedowns related to a mortgage loan; and (iii) $7.3 million of writedowns on other investments. Factors considered in determining the writedowns of investments in the first nine months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

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

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security.  The methodology and assumptions for establishing the best estimate of future cash flows vary depending on the type of security.

For most structured securities, cash flow estimates are based on bond-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including excess spread, subordination and guarantees.  For corporate bonds, cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances. The previous amortized cost basis less the impairment recognized in net income becomes the security's new cost basis.  We accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security, except when the security is in default or considered nonperforming.

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of September 30, 2017, other-than-temporary impairments included in accumulated other comprehensive income totaled $4.7 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Credit losses on fixed maturity securities, available for sale, beginning of period	$(4.9)	$(2.6)	$(5.5)	$(2.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	—	.1	1.6	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	—	(1.0)	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(4.9)	$(2.5)	$(4.9)	$(2.5)

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$20.3	$—	$.6	$—	$20.9	$—
States and political subdivisions	35.1	(.6)	19.3	(.3)	54.4	(.9)
Debt securities issued by foreign governments	10.5	(.1)	—	—	10.5	(.1)
Corporate securities	666.9	(7.8)	400.4	(25.2)	1,067.3	(33.0)
Asset-backed securities	276.7	(1.3)	79.6	(1.8)	356.3	(3.1)
Collateralized debt obligations	24.0	—	—	—	24.0	—
Commercial mortgage-backed securities	226.2	(1.3)	221.9	(8.8)	448.1	(10.1)
Collateralized mortgage obligations	72.8	(.5)	11.6	(.1)	84.4	(.6)
Total fixed maturities, available for sale	$1,332.5	$(11.6)	$733.4	$(36.2)	$2,065.9	$(47.8)
Equity securities	$37.4	$(.8)	$89.7	$(1.8)	$127.1	$(2.6)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$100.8	$18.6	$246.5	$124.0
Shares:
Weighted average shares outstanding for basic earnings per share	168,684	174,247	170,890	177,640
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	2,298	1,476	1,910	1,733
Weighted average shares outstanding for diluted earnings per share	170,982	175,723	172,800	179,373

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

We measure segment performance by excluding net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and an amendment to the agent deferred compensation plan, loss on reinsurance transaction, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and an amendment to the agent deferred compensation plan, loss on reinsurance transaction and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment was as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$3.7	$6.8	$15.5	$17.4
Health	307.2	310.3	926.9	933.3
Life	103.7	96.6	310.4	295.8
Net investment income (a)	270.6	244.7	800.4	686.8
Fee revenue and other income (a)	11.3	9.6	32.5	23.5
Total Bankers Life revenues	696.5	668.0	2,085.7	1,956.8
Washington National:
Insurance policy income:
Annuities	.5	1.2	1.6	2.3
Health	160.4	156.9	480.3	469.1
Life	6.5	6.3	20.1	18.6
Net investment income (a)	68.0	67.1	201.9	191.3
Fee revenue and other income (a)	.3	.4	.8	1.0
Total Washington National revenues	235.7	231.9	704.7	682.3
Colonial Penn:
Insurance policy income:
Health	.5	.6	1.6	2.0
Life	72.6	70.3	217.5	208.5
Net investment income (a)	11.0	11.1	33.1	33.0
Fee revenue and other income (a)	.3	.2	.9	.8
Total Colonial Penn revenues	84.4	82.2	253.1	244.3
Long-term care in run-off:
Insurance policy income - health	4.2	—	13.3	—
Net investment income (a)	6.8	—	26.5	—
Total Long-term care in run-off revenues	11.0	—	39.8	—
Corporate operations:
Net investment income	7.0	6.7	24.8	16.6
Fee and other income	1.8	2.5	6.5	7.6
Total corporate revenues	8.8	9.2	31.3	24.2
Total revenues	$1,036.4	$991.3	$3,114.6	$2,907.6

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Expenses:
Bankers Life:
Insurance policy benefits	$437.2	$427.1	$1,307.7	$1,240.9
Amortization	38.7	43.8	126.3	135.3
Interest expense on investment borrowings	5.3	3.5	14.3	9.4
Other operating costs and expenses	108.4	105.5	328.2	312.2
Total Bankers Life expenses	589.6	579.9	1,776.5	1,697.8
Washington National:
Insurance policy benefits	144.7	144.5	436.7	422.0
Amortization	14.3	14.3	43.9	44.5
Interest expense on investment borrowings	1.7	.9	4.5	2.5
Other operating costs and expenses	47.5	47.0	145.0	140.3
Total Washington National expenses	208.2	206.7	630.1	609.3
Colonial Penn:
Insurance policy benefits	47.7	50.3	150.8	151.3
Amortization	3.9	3.7	11.9	11.3
Interest expense on investment borrowings	.3	.1	.7	.4
Other operating costs and expenses	23.5	27.2	73.0	84.2
Total Colonial Penn expenses	75.4	81.3	236.4	247.2
Long-term care in run-off:
Insurance policy benefits	11.4	—	36.6	—
Other operating costs and expenses	.6	—	2.1	—
Total Long-term care in run-off expenses	12.0	—	38.7	—
Corporate operations:
Interest expense on corporate debt	11.7	11.5	34.8	34.3
Other operating costs and expenses	23.7	13.6	68.3	43.7
Total corporate expenses	35.4	25.1	103.1	78.0
Total expenses	920.6	893.0	2,784.8	2,632.3
Pre-tax operating earnings by segment:
Bankers Life	106.9	88.1	309.2	259.0
Washington National	27.5	25.2	74.6	73.0
Colonial Penn	9.0	.9	16.7	(2.9)
Long-term care in run-off	(1.0)	—	1.1	—
Corporate operations	(26.6)	(15.9)	(71.8)	(53.8)
Pre-tax operating earnings	$115.8	$98.3	$329.8	$275.3
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment revenues	$1,036.4	$991.3	$3,114.6	$2,907.6
Net realized investment gains	29.2	11.6	52.3	23.3
Revenues related to VIEs	13.7	13.0	40.2	39.3
Fee revenue related to transition and support services agreements	—	—	—	10.0
Consolidated revenues	1,079.3	1,015.9	3,207.1	2,980.2

Total segment expenses	920.6	893.0	2,784.8	2,632.3
Insurance policy benefits - fair value changes in embedded derivative liabilities	(2.9)	(12.1)	9.8	47.0
Amortization related to fair value changes in embedded derivative liabilities	.6	2.7	(1.8)	(10.4)
Amortization related to net realized investment gains	.7	.2	1.0	.9
Expenses related to VIEs	17.0	13.7	44.8	40.5
Fair value changes and amendment related to agent deferred compensation plan	13.4	(6.3)	13.4	12.0
Loss on reinsurance transaction	—	75.4	—	75.4
Expenses related to transition and support services agreements	—	—	—	10.0
Consolidated expenses	949.4	966.6	2,852.0	2,807.7
Income before tax	129.9	49.3	355.1	172.5
Income tax expense (benefit):
Tax expense on period income	44.1	16.9	123.6	61.7
Valuation allowance for deferred tax assets and other tax items	(15.0)	13.8	(15.0)	(13.2)
Net income	$100.8	$18.6	$246.5	$124.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2017	December 31, 2016
Assets:
Other invested assets:
Fixed index call options	$142.2	$111.9
Reinsurance receivables	(1.8)	(4.2)
Total assets	$140.4	$107.7
Liabilities:
Future policy benefits:
Fixed index products	$1,249.3	$1,092.3
Total liabilities	$1,249.3	$1,092.3

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.9 billion and $2.5 billion at September 30, 2017 and December 31, 2016, respectively.

From time to time, we utilize United States Treasury interest rate futures primarily to hedge interest rate risk related to anticipated mortgage loan transactions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $125 million in underlying investments held by the ceding reinsurer.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$30.6	$17.0	$95.4	$10.9
Net realized gains (losses):
Interest rate futures	—	—	—	(1.1)
Embedded derivative related to modified coinsurance agreement	.3	.1	2.4	6.7
Total	.3	.1	2.4	5.6
Insurance policy benefits:
Embedded derivative related to fixed index annuities	—	18.3	—	(33.3)
Total	$30.9	$35.4	$97.8	$(16.8)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2017, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

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

The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2017 and December 31, 2016 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2017:
Fixed index call options	$142.2	$—	$142.2	$—	$—	$142.2
December 31, 2016:
Fixed index call options	111.9	—	111.9	—	—	111.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

REINSURANCE

The cost of reinsurance ceded totaled $27.1 million and $32.2 million in the third quarters of 2017 and 2016, respectively, and $79.9 million and $97.3 million in the first nine months of 2017 and 2016, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $22.6 million and $31.7 million in the third quarters of 2017 and 2016, respectively, and $69.1 million and $113.3 million in the first nine months of 2017 and 2016, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $7.4 million and $8.3 million in the third quarters of 2017 and 2016, respectively, and $23.1 million and $25.8 million in the first nine months of 2017 and 2016, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Current tax expense	$25.9	$46.8	$68.5	$51.6
Deferred tax expense (benefit)	18.2	(29.9)	55.1	10.1
Valuation allowance applicable to current year income	(2.2)	(10.5)	(2.2)	(10.5)
Income tax expense calculated based on estimated annual effective tax rate	41.9	6.4	121.4	51.2
Income tax expense on discrete items:
Change in valuation allowance	(12.8)	16.0	(12.8)	(11.0)
Other items	—	8.3	—	8.3
Total income tax expense	$29.1	$30.7	$108.6	$48.5

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2017	2016
U.S. statutory corporate rate	35.0%	35.0%
Valuation allowance	(.6)	(6.1)
Non-taxable income and nondeductible benefits, net	(1.5)	(1.0)
State taxes	1.3	1.8
Estimated annual effective tax rate	34.2%	29.7%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The effective tax rate for the nine months ended September 30, 2017 and 2016 included reductions in the deferred tax valuation allowance of $2.2 million and $10.5 million, respectively, reflecting higher current year expected taxable income than previously reflected in our deferred tax valuation allowance model in each year.

Our total tax expense for the nine months ended September 30, 2017, includes $12.8 million of reductions to the deferred tax valuation allowance primarily related to the recognition of capital gains. Our total tax expense for the nine months ended September 30, 2016, includes $11.0 million of reductions to the deferred tax valuation allowance related to adjustments to future expected taxable income reflected in our deferred tax valuation allowance model and $8.3 million of increased tax expense primarily related to IRS exam adjustments. The reduction to the deferred tax valuation allowance primarily relates to higher expected non-life income consistent with our current investment strategies, the impacts of the recapture of certain reinsurance agreements and IRS examination adjustments.

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

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2017	December 31, 2016
Deferred tax assets:
Net federal operating loss carryforwards	$841.8	$882.9
Net state operating loss carryforwards	12.2	12.3
Investments	13.7	17.8
Insurance liabilities	678.9	668.4
Other	60.1	66.3
Gross deferred tax assets	1,606.7	1,647.7
Deferred tax liabilities:
Present value of future profits and deferred acquisition costs	(275.0)	(277.8)
Accumulated other comprehensive income	(516.9)	(344.1)
Gross deferred tax liabilities	(791.9)	(621.9)
Net deferred tax assets before valuation allowance	814.8	1,025.8
Valuation allowance	(240.9)	(240.2)
Net deferred tax assets	573.9	785.6
Current income taxes prepaid (accrued)	(6.5)	4.1
Income tax assets, net	$567.4	$789.7

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

Based on our assessment, it appears more likely than not that $573.9 million of our net deferred tax assets of $814.8 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $240.9 million at September 30, 2017 ($230.9 million of which relates to our net federal operating loss carryforwards and $10.0 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes an ownership change.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.93 percent at September 30, 2017), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2017, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

As of September 30, 2017, we had $2.4 billion of federal NOLs (all of which were non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,818.5
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal NOLs	$2,405.1

We also had deferred tax assets related to NOLs for state income taxes of $12.2 million and $12.3 million at September 30, 2017 and December 31, 2016, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

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
The Internal Revenue Service ("IRS") is conducting an examination of 2013 through 2014. In connection with this exam, we have agreed to extend the statute of limitation for 2013 through September 30, 2018. The Company’s various state income tax returns are generally open for tax years beginning in 2014, based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of the tax audit cannot be predicted with certainty. If the Company’s tax audit is not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017	December 31, 2016
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(10.6)	(12.1)
Direct corporate obligations	$914.4	$912.9

Revolving Credit Agreement

On May 19, 2015, the Company entered into a revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto (the "Revolving Credit Agreement"). On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement, resulting in $50.0 million available for additional borrowings.

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin of initially 1.00% per annum), or a eurodollar rate plus an applicable margin of initially 2.00% per annum. At September 30, 2017, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 3.24 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time to time pursuant to a ratings based pricing grid.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 30.0 percent (such ratio was 19.2 percent at September 30, 2017); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 450 percent at September 30, 2017); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,948.1 million at September 30, 2017 compared to the minimum requirement of $2,683.8 million).

As further described in the note to the consolidated financial statements entitled "Subsequent Event", the Revolving Credit Agreement was amended and restated in October 2017.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2017 (dollars in millions):

Year ending September 30,
2018	$—
2019	100.0
2020	325.0
2021	—
2022	—
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Casualty Company ("Bankers Life") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of September 30, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at September 30, 2017, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2017
$50.0	February 2018	Variable rate – 1.404%
50.0	August 2018	Variable rate – 1.435%
50.0	January 2019	Variable rate – 1.724%
50.0	February 2019	Variable rate – 1.404%
100.0	March 2019	Variable rate – 1.714%
21.8	July 2019	Variable rate – 1.727%
15.0	October 2019	Variable rate – 1.830%
50.0	May 2020	Variable rate – 1.754%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.953%
100.0	September 2020	Variable rate – 1.897%
50.0	September 2020	Variable rate – 1.894%
75.0	September 2020	Variable rate – 1.453%
100.0	October 2020	Variable rate – 1.409%
50.0	December 2020	Variable rate – 1.932%
100.0	July 2021	Variable rate – 1.854%
100.0	July 2021	Variable rate – 1.824%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.842%
125.0	August 2021	Variable rate – 1.717%
50.0	September 2021	Variable rate – 1.857%
22.0	May 2022	Variable rate – 1.668%
100.0	May 2022	Variable rate – 1.666%
10.0	June 2022	Variable rate – 1.931%
50.0	July 2022	Variable rate – 1.675%
50.0	July 2022	Variable rate – 1.693%
50.0	July 2022	Variable rate – 1.694%
50.0	August 2022	Variable rate – 1.702%
24.9	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,646.9

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At September 30, 2017, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $3.2 million.

Interest expense of $19.5 million and $12.3 million in the first nine months of 2017 and 2016, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2016	173,754
Treasury stock purchased and retired	(6,701)
Stock options exercised	524
Restricted and performance stock vested	185	(a)
Balance, September 30, 2017	167,762
____________________

(a)
Such amount was reduced by 103 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first nine months of 2017, we repurchased 6.7 million shares of common stock for $140.1 million under our securities repurchase program. In May 2017, the Company announced that its Board of Directors approved an additional $300.0 million to repurchase the Company's outstanding common stock. The Company had remaining repurchase authority of $412.6 million as of September 30, 2017.

In the first nine months of 2017, dividends declared on common stock totaled $44.7 million ($0.26 per common share). In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $1.5 million and $2.8 million during the nine months ended September 30, 2017 and 2016, respectively.  Amounts amortized totaled $6.6 million and $7.1 million during the nine months ended September 30, 2017 and 2016, respectively.  The unamortized balance of deferred sales inducements was $44.3 million and $49.4 million at September 30, 2017 and December 31, 2016, respectively.  The balance of insurance liabilities for persistency bonus benefits was $.4 million and $.5 million at September 30, 2017 and December 31, 2016, respectively.

OUT-OF-PERIOD ADJUSTMENTS

In the third quarter of 2017, we recorded the net effect of an out-of-period adjustment related to the calculation of certain life insurance liabilities in our Colonial Penn segment which decreased insurance policy benefits by $2.5 million, increased tax expense by $.9 million and increased our net income by $1.6 million (or 1 cent per diluted share). In the second quarter of 2017, we recorded the net effect of an out-of-period adjustment related to the calculation of certain long-term care insurance liabilities in our Bankers Life segment which decreased insurance policy benefits by $1.7 million, increased tax expense by $.6 million and increased our net income by $1.1 million (or 1 cent per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company on January 1, 2018 and permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing for comparability in all periods presented. Under the modified retrospective method, prior periods would not be restated. Instead, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The new guidance will impact our accounting for various distribution and marketing agreements with other insurance companies pursuant to which Bankers Life's career agents distribute third party products including prescription drug and Medicare Advantage plans. The revenue associated with these distribution agreements has been less than 1 percent of our total revenue. Our annual fee income earned during a calendar year will not change, but the amount recognized during each quarterly period will vary based on the sales of such products in each period. Accordingly, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements. The Company expects to adopt the new guidance using the modified retrospective method.

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

An entity should apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the guidance is not permitted; except that item (v) above is permitted to be adopted early as of the beginning of the fiscal year of adoption. The Company currently holds equity securities classified as available for sale securities that are measured at fair value with changes in fair value recognized through accumulated other comprehensive income. Upon adoption of this guidance, changes in fair value of such equity securities will be recognized through net income. Based upon the equity securities held at September 30, 2017, the estimated impact of the new guidance, assuming it was adopted on October 1, 2017, would be a cumulative effect adjustment that would increase retained earnings by approximately $15 million with a corresponding decrease to accumulated other comprehensive income of approximately $15 million. The Company may experience an increase in volatility in the income statement due to the requirement to measure equity investments at fair value with changes in fair value recognized in income. In addition, the Company will be required to modify certain disclosures upon adoption.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In February 2016, the FASB issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The guidance will be effective for the Company for fiscal years beginning in 2020, including interim periods within the fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued authoritative guidance related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and others. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance will result in reclassifications to certain cash receipts and payments within our consolidated statement of cash flows, but will have no impact on our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued authoritative guidance to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Entities will also be required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance will impact the presentation of our consolidated statement of cash flows and related cash flow disclosures, but will have no impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued authoritative guidance that removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reported unit's fair value. Upon adoption, the guidance is to be applied prospectively. The guidance will be effective for the Company on January 1, 2020, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued authoritative guidance related to the premium amortization on purchased callable debt securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. Specifically, the new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the expected impact of adoption of this guidance on our consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued authoritative guidance related to which changes to the terms or conditions of a share-based award require an entity to apply modification accounting. The guidance will be effective for the Company in 2018. The guidance is to be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.

In August 2017, the FASB issued authoritative guidance related to derivatives and hedging. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged item in the financial statements. The new guidance also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

	January 1, 2017
		Effect of Adoption of Authoritative Guidance
	Amounts prior to effect of adoption of authoritative guidance	Election to account for forfeitures as they occur	Recognition of excess tax benefits	As adjusted

Income tax assets	$1,029.9	$.3	$15.7	$1,045.9
Valuation allowance for deferred income tax assets	(240.2)	—	(15.7)	(255.9)
Income tax assets, net	789.7	.3	—	790.0
Total assets	31,975.2	.3	—	31,975.5

Additional paid-in capital	3,212.1	.9	—	3,213.0
Retained earnings	650.7	(.6)	—	650.1
Total shareholders' equity	4,486.9	.3	—	4,487.2

Total liabilities and shareholders' equity	31,975.2	.3	—	31,975.5

	Nine months ended
	September 30, 2016
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted
Cash flows from operating activities:
Other operating costs	$(555.4)	$3.3	$(552.1)
Net cash flow from operating activities	581.5	3.3	584.8

Cash flows from financing activities:
Payments to repurchase common stock	(206.7)	(3.3)	(210.0)
Net cash used by financing activities	(34.2)	(3.3)	(37.5)

Net increase in cash and cash equivalents	273.7	—	273.7

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

On September 29, 2016, Washington National and Bankers Conseco Life Insurance Company ("BCLIC") commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against BRe based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. BRe filed a counterclaim against Washington National and BCLIC in the arbitration alleging damages relating to the reinsurance agreements and their termination. In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, Case No. 16-cv-7646, alleging, among other claims, fraud/fraudulent concealment, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and Washington National and BCLIC, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP ("Platinum") and its affiliates. On April 27, 2017, an amended complaint was filed adding Beechwood Capital Group, LLC as a defendant. Feuer, Taylor and Levy have moved to compel arbitration of Washington National's and BCLIC's claims. Washington National and BCLIC intend to vigorously pursue their claims for damages and other remedies in the arbitration and the litigation described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

By public notice dated July 26, 2017, the Cayman Islands Monetary Authority advised that, effective July 25, 2017, two individuals (the "Controllers") had been appointed pursuant to Section 24(2)(h) of the Cayman Islands Insurance Law to assume control of the affairs of BRe.  According to the public notice, effective with their appointment, the Controllers assumed immediate control of the affairs of BRe and have all the powers necessary to administer the affairs of BRe including power to terminate its insurance business.  The Controllers are responsible for assessing the financial position of BRe and submitting a report to the Cayman Islands Monetary Authority by a date to be specified.  We are in the process of assessing the potential impact of this action on the proceedings described in the foregoing paragraph.

On July 20, 2007, a complaint was filed in the Hamilton County, Indiana Circuit Court, Signature Estates of Indiana, Inc. d/b/a Gordon Marketing, Stephens-Matthews Marketing, Inc., Shields Brokerage, Inc. and Edwin A. Hildebrand d/b/a Hildebrand Insurance Services v. Conseco Medical Insurance Company, Conseco Medical Insurance Company a/k/a Washington National Insurance Company and Washington National Insurance Company, Cause No. 29D02- 0707-PL-790.  The Plaintiffs are independent insurance marketing organizations which previously marketed Conseco Medical Insurance Company ("CMIC") individual major medical products and which are claiming damages for allegedly fraudulent conduct by CMIC in withdrawing from this business in 2002.  The Plaintiffs contend that they relied on CMIC’s alleged representations that its major medical business was profitable and that CMIC was committed to it.  The Plaintiffs further allege that when CMIC exited the market, it caused agents that were previously writing business through their organizations to cease doing business with them, thereby causing irreparable damage.  CMIC merged into Washington National, effective July 1, 2003.  On December 16, 2016, following a jury trial, verdicts were entered in favor of the plaintiffs, and compensatory damages aggregating $4.7 million and punitive damages aggregating $6.0 million were awarded to the plaintiffs.  Washington National filed post-trial motions requesting the court correct errors, grant a new trial, find that punitive damages were improper, and reduce both compensatory and punitive damages.  Plaintiffs filed motions requesting pre-judgment interest and attorney fees.  On June 19, 2017, the court reduced punitive damages by $1.5 million and denied plaintiffs' motions for pre-judgment interest and attorney fees. Both sides have filed a Notice of Appeal. We believe the case is without merit and intend to defend it vigorously.

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

The following reconciles net income to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$246.5	$124.0
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	200.8	199.1
Income taxes	50.6	43.0
Insurance liabilities	321.5	310.2
Accrual and amortization of investment income	(233.2)	(93.4)
Deferral of policy acquisition costs	(183.4)	(179.4)
Net realized investment gains	(52.3)	(23.3)
Loss on reinsurance transaction	—	75.4
Cash and cash equivalents received upon recapture of reinsurance	—	73.6
Loss on extinguishment of borrowings related to a variable interest entity	5.5	—
Other	77.7	55.6
Net cash from operating activities	$433.7	$584.8

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2017	2016
Stock options, restricted stock and performance units	$17.8	$18.9
Market value of investments recaptured in connection with the termination of reinsurance agreements with BRe	—	431.1

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2017
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,382.5	$—	$1,382.5
Notes receivable of VIEs held by insurance subsidiaries	—	(159.9)	(159.9)
Cash and cash equivalents held by variable interest entities	105.9	—	105.9
Accrued investment income	2.0	(.1)	1.9
Income tax assets, net	(.6)	—	(.6)
Other assets	13.3	(1.4)	11.9
Total assets	$1,503.1	$(161.4)	$1,341.7
Liabilities:
Other liabilities	$145.9	$(3.5)	$142.4
Borrowings related to variable interest entities	1,198.2	—	1,198.2
Notes payable of VIEs held by insurance subsidiaries	172.9	(172.9)	—
Total liabilities	$1,517.0	$(176.4)	$1,340.6

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2017, such loans had an amortized cost of $1,381.7 million; gross unrealized gains of $8.4 million; gross unrealized losses of $7.6 million; and an estimated fair value of $1,382.5 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.9	$5.9
Due after one year through five years	499.4	500.1
Due after five years through ten years	876.4	876.5
Total	$1,381.7	$1,382.5

During the first nine months of 2017, the VIEs recognized net realized investment losses of $2.5 million, which were comprised of: (i) $2.2 million of net gains from the sales of investments; (ii) $4.3 million of losses on the dissolution of VIEs; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2016, the VIEs recognized net realized investment losses of $20.6 million, which were comprised of: (i) $12.1 million of net losses from the sales of fixed maturities; (ii) a $7.3 million loss on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At September 30, 2017, there were no investments held by the VIEs that were in default or considered nonperforming.

During the first nine months of 2017, $2.2 million of net gains from the sale of investments included sales of $86.0 million which resulted in gross investment losses (before income taxes) of $2.0 million. During the first nine months of 2016, $186.6 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $20.3 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2017, the VIEs held:  (i) investments with a fair value of $382.5 million and gross unrealized losses of $7.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $11.0 million and gross unrealized losses of $.5 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2017, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $315.1 million (classified as other invested assets).  At September 30, 2017, we had unfunded commitments to these partnerships and other investments of $266.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first nine months of 2017 and 2016.

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

Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are generally priced using market and income approaches. Inputs generally consist of quoted prices in inactive markets, spreads on actively traded securities, expected prepayments, expected default rates, expected recovery rates, and issue specific information including, but not limited to, collateral type, seniority and vintage.

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

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset classes.  Such inputs typically include:  benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers and other relevant data.  The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2017 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,394.3	$255.7	$14,650.0
United States Treasury securities and obligations of United States government corporations and agencies	—	172.3	—	172.3
States and political subdivisions	—	2,077.0	—	2,077.0
Debt securities issued by foreign governments	—	57.1	4.0	61.1
Asset-backed securities	—	2,726.2	59.9	2,786.1
Collateralized debt obligations	—	237.9	—	237.9
Commercial mortgage-backed securities	—	1,338.9	—	1,338.9
Mortgage pass-through securities	—	2.2	—	2.2
Collateralized mortgage obligations	—	804.4	—	804.4
Total fixed maturities, available for sale	—	21,810.3	319.6	22,129.9
Equity securities - corporate securities	477.8	213.9	21.6	713.3
Trading securities:
Corporate securities	—	21.1	—	21.1
United States Treasury securities and obligations of United States government corporations and agencies	—	.5	—	.5
Asset-backed securities	—	101.2	—	101.2
Collateralized debt obligations	—	2.7	—	2.7
Commercial mortgage-backed securities	—	93.3	—	93.3
Collateralized mortgage obligations	—	72.5	—	72.5
Equity securities	3.1	—	—	3.1
Total trading securities	3.1	291.3	—	294.4
Investments held by variable interest entities - corporate securities	—	1,377.5	5.0	1,382.5
Other invested assets - derivatives	—	142.2	—	142.2
Assets held in separate accounts	—	4.8	—	4.8
Total assets carried at fair value by category	$480.9	$23,840.0	$346.2	$24,667.1

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,249.3	$1,249.3

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

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2017
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,705.8	$1,705.8	$1,667.8
Policy loans	—	—	114.6	114.6	114.6
Other invested assets:
Company-owned life insurance	—	178.8	—	178.8	178.8
Cash and cash equivalents:
Unrestricted	765.9	—	—	765.9	765.9
Held by variable interest entities	105.9	—	—	105.9	105.9
Liabilities:
Policyholder account balances	—	—	11,113.5	11,113.5	11,113.5
Investment borrowings	—	1,650.1	—	1,650.1	1,646.9
Borrowings related to variable interest entities	—	1,215.1	—	1,215.1	1,198.2
Notes payable – direct corporate obligations	—	970.5	—	970.5	914.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2017 (dollars in millions):

	September 30, 2017
	Beginning balance as of June 30, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2017	Amount of total gains (losses) for the three months ended September 30, 2017 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$263.3	$(44.8)	$1.7	$1.3	$34.2	$—	$255.7	$(3.2)
Debt securities issued by foreign governments	3.9	—	—	.1	—	—	4.0	—
Asset-backed securities	59.6	(1.3)	—	.7	7.1	(6.2)	59.9	—
Collateralized debt obligations	2.5	(2.5)	—	—	—	—	—	—
Collateralized mortgage obligations	.2	—	—	(.2)	—	—	—	—
Total fixed maturities, available for sale	329.5	(48.6)	1.7	1.9	41.3	(6.2)	319.6	(3.2)
Equity securities - corporate securities	24.6	(8.3)	6.4	(1.1)	—	—	21.6	(.5)
Investments held by variable interest entities - corporate securities	—	—	—	—	5.0	—	5.0	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,205.4)	(56.3)	12.4	—	—	—	(1,249.3)	12.4

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2017 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$15.3	$(60.1)	$—	$—	$(44.8)
Asset-backed securities	9.9	(11.2)	—	—	(1.3)
Collateralized debt obligations	—	(2.5)	—	—	(2.5)
Total fixed maturities, available for sale	25.2	(73.8)	—	—	(48.6)
Equity securities - corporate securities	—	(8.3)	—	—	(8.3)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(41.0)	1.8	(31.4)	14.3	(56.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2017 (dollars in millions):

	September 30, 2017
	Beginning balance as of December 31, 2016	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2017	Amount of total gains (losses) for the nine months ended September 30, 2017 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$258.5	$(44.1)	$9.5	$.6	$31.2	$—	$255.7	$(6.5)
Debt securities issued by foreign governments	3.9	—	—	.1	—	—	4.0	—
Asset-backed securities	60.4	3.8	—	2.3	4.2	(10.8)	59.9	—
Collateralized debt obligations	5.4	(2.5)	—	—	—	(2.9)	—	—
Commercial mortgage-backed securities	32.0	—	—	—	—	(32.0)	—	—
Total fixed maturities, available for sale	360.2	(42.8)	9.5	3.0	35.4	(45.7)	319.6	(6.5)
Equity securities - corporate securities	25.2	(8.5)	6.3	(1.4)	—	—	21.6	(.5)
Investments held by variable interest entities - corporate securities	—	5.0	—	—	—	—	5.0	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,092.3)	(174.2)	17.2	—	—	—	(1,249.3)	17.2

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2017 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$64.3	$(108.4)	$—	$—	$(44.1)
Asset-backed securities	21.9	(18.1)	—	—	3.8
Collateralized debt obligations	—	(2.5)	—	—	(2.5)
Total fixed maturities, available for sale	86.2	(129.0)	—	—	(42.8)
Equity securities - corporate securities	—	(8.5)	—	—	(8.5)
Investments held by variable interest entities - corporate securities	5.0	—	—	—	5.0
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(130.1)	5.3	(95.7)	46.3	(174.2)

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

At September 30, 2017, 55 percent of our Level 3 fixed maturities, available for sale, were investment grade and 80 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2017 (dollars in millions):

	Fair value at September 30, 2017	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$138.4	Discounted cash flow analysis	Discount margins	1.50% - 61.70% (9.10%)
Corporate securities (b)	3.1	Recovery method	Percent of recovery expected	5% - 38% (17.76%)
Asset-backed securities (c)	24.9	Discounted cash flow analysis	Discount margins	1.77% - 3.36% (2.54%)
Equity securities (d)	21.6	Market comparables	EBITDA multiples	0.5X - 6.2X (5.9X)
Other assets categorized as Level 3 (e)	158.2	Unadjusted third-party price source	Not applicable	Not applicable
Total	346.2
Liabilities:
Future policy benefits (f)	1,249.3	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.44% - 2.80% (1.94%)
			Surrender rates	0.94% - 46.48% (13.52%)
________________________________

(a)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(b)
Corporate securities - The significant unobservable input used in the fair value measurement of these corporate securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would result in a significantly higher (lower) fair value measurement.

(c)
Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Generally, increases (decreases) in the EBITDA multiples would result in higher (lower) fair value measurements.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2016 (dollars in millions):

	Fair value at December 31, 2016	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$148.5	Discounted cash flow analysis	Discount margins	1.35% - 27.71% (13.52%)
Corporate securities (b)	14.8	Recovery method	Percent of recovery expected	5% - 69% (55%)
Asset-backed securities (c)	24.0	Discounted cash flow analysis	Discount margins	2.06% - 3.64% (2.76%)
Equity securities (d)	25.2	Market comparables	EBITDA multiples	0.4X - 6.2X (5.9X)
Other assets categorized as Level 3 (e)	172.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	385.4
Liabilities:
Future policy benefits (f)	1,092.3	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.59%)
			Discount rates	0.18% - 3.06% (2.07%)
			Surrender rates	0.94% - 46.48% (13.52%)
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

(d)
Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is EBITDA multiples. Generally, increases (decreases) in the EBITDA multiples would result in higher (lower) fair value measurements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

SUBSEQUENT EVENT

On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its Revolving Credit Agreement (as amended by the Amendment Agreement, the "Amended Credit Agreement"). The Amendment Agreement, among other things, increases the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increases the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extends the maturity date of the revolving credit facility from May 19, 2019 to the earlier of October 13, 2022 and the date that is six months prior to the maturity date of the Company’s 4.50% senior notes due 2020, which is November 30, 2019. The amount drawn under the Amended Credit Agreement continues to be $100.0 million.
The interest rate applicable to loans under the Amended Credit Agreement continues to be calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Amended Credit Agreement range from 1.375% to 2.125%, in the case of loans at the eurodollar rate, and 0.375% to 1.125%, in the case of loans at the base rate. The commitment fee under the Amended Credit Agreement continues to be based on the Company’s unsecured debt rating.
Additionally, the Amended Credit Agreement revises the debt to total capitalization ratio that the Company is required to maintain from not more than 30.0 percent to not more than 35.0 percent. The Amended Credit Agreement continues to contain certain other restrictive covenants with which the Company must comply.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2017, and its consolidated results of operations for the nine months ended September 30, 2017 and 2016, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2016 Annual Report on Form 10-K and the changes set forth in the Risk Factors section of this Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

•
regulatory changes or actions, including: those relating to regulation of the financial affairs of our insurance companies, such as the calculation of risk-based capital and minimum capital requirements, and payment of dividends and surplus debenture interest to us; regulation of the sale, underwriting and pricing of products; and health care regulation affecting health insurance products;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and nine months ending September 30, 2017 and 2016 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$106.9	$88.1	$309.2	$259.0
Washington National	27.5	25.2	74.6	73.0
Colonial Penn	9.0	.9	16.7	(2.9)
Long-term care in run-off	(1.0)	—	1.1	—
Adjusted EBIT from business segments	142.4	114.2	401.6	329.1
Corporate operations, excluding corporate interest expense	(14.9)	(4.4)	(37.0)	(19.5)
Adjusted EBIT	127.5	109.8	364.6	309.6
Corporate interest expense	(11.7)	(11.5)	(34.8)	(34.3)
Operating earnings before taxes	115.8	98.3	329.8	275.3
Tax expense on operating income	39.1	34.0	114.7	97.7
Net operating income (a)	76.7	64.3	215.1	177.6
Net realized investment gains (losses) (net of related amortization)	28.5	11.4	51.3	22.4
Fair value changes in embedded derivative liabilities (net of related amortization)	2.3	9.4	(8.0)	(36.6)
Fair value changes and amendment related to agent deferred compensation plan	(13.4)	6.3	(13.4)	(12.0)
Loss on reinsurance transaction	—	(75.4)	—	(75.4)
Other	(3.3)	(.7)	(4.6)	(1.2)
Non-operating income (loss) before taxes	14.1	(49.0)	25.3	(102.8)
Income tax expense (benefit):
On non-operating income (loss)	5.0	(17.1)	8.9	(36.0)
Valuation allowance for deferred tax assets and other tax items	(15.0)	13.8	(15.0)	(13.2)
Net non-operating income (loss)	24.1	(45.7)	31.4	(53.6)
Net income	$100.8	$18.6	$246.5	$124.0
Per diluted share:
Net operating income	$.45	$.37	$1.25	$.99
Net realized investment gains (losses) (net of related amortization and taxes)	.11	.04	.19	.08
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.01	.04	(.03)	(.13)
Fair value changes and amendment related to agent deferred compensation plan (net of taxes)	(.05)	.02	(.05)	(.05)
Loss on reinsurance transaction (net of taxes)	—	(.28)	—	(.27)
Valuation allowance for deferred tax assets and other tax items	.09	(.08)	.09	.07
Other	(.02)	—	(.02)	—
Net income	$.59	$.11	$1.43	$.69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes:  (i) net realized investment gains or losses, net of related amortization; (ii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization; (iii) fair value changes and an amendment to the agent deferred compensation plan; (iv) loss on reinsurance transaction; and (v) other non-operating items consisting primarily of earnings attributable to variable interest entities. Net realized investment gains or losses include: (i) gains or losses on the sales of investments; (ii) other-than-temporary impairments recognized through net income; and (iii) changes in fair value of certain fixed maturity investments with embedded derivatives.  Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, Adjusted EBIT and net operating income are not measurements of financial performance under GAAP and should not be considered as alternatives to cash flow from operating activities, as measures of liquidity, or as alternatives to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, Adjusted EBIT and net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBIT and net operating income have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Our definitions and calculation of Adjusted EBIT and net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2016 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$106.9	$88.1	$309.2	$259.0
Washington National	27.5	25.2	74.6	73.0
Colonial Penn	9.0	.9	16.7	(2.9)
Long-term care in run-off	(1.0)	—	1.1	—
Corporate operations	(26.6)	(15.9)	(71.8)	(53.8)
	115.8	98.3	329.8	275.3
Net realized investment gains (losses), net of related amortization:
Bankers Life	14.9	.7	30.1	(1.3)
Washington National	6.5	.1	12.6	26.9
Colonial Penn	1.0	.3	.8	(.2)
Long-term care in run-off	6.7	—	7.8	—
Corporate operations	(.6)	10.3	—	(3.0)
	28.5	11.4	51.3	22.4
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	2.3	9.3	(8.0)	(36.2)
Washington National	—	.1	—	(.4)
	2.3	9.4	(8.0)	(36.6)
Earnings attributable to VIEs:
Corporate operations	(3.3)	(.7)	(4.6)	(1.2)
Fair value changes and amendment related to agent deferred compensation plan:
Corporate operations	(13.4)	6.3	(13.4)	(12.0)
Loss on reinsurance transaction:
Corporate operations	—	(75.4)	—	(75.4)
Income (loss) before income taxes:
Bankers Life	124.1	98.1	331.3	221.5
Washington National	34.0	25.4	87.2	99.5
Colonial Penn	10.0	1.2	17.5	(3.1)
Long-term care in run-off	5.7	—	8.9	—
Corporate operations	(43.9)	(75.4)	(89.8)	(145.4)
Income before income taxes	$129.9	$49.3	$355.1	$172.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and an amendment to the agent deferred compensation plan, earnings attributable to VIEs and loss on reinsurance transaction and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and an amendment to the agent deferred compensation plan, earnings attributable to VIEs and loss on reinsurance transaction.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes and an amendment to the agent deferred compensation plan, earnings attributable to VIEs and loss on reinsurance transaction depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

We may experience realized investment gains (losses), which may affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates on the investments backing our liabilities for insurance products to maintain the profitability of our business.  In addition, management uses this non-GAAP financial measure in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole.  These measures also highlight operating trends that might not otherwise be apparent.  The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing. In the fourth quarter of 2016, we began reporting as an additional business segment, the long-term care block that was recaptured in September 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premium collections:
Annuities	$236.5	$245.1	$758.3	$685.1
Medicare supplement and other supplemental health	291.5	305.4	906.4	922.4
Life	113.7	115.4	345.4	347.3
Total collections	$641.7	$665.9	$2,010.1	$1,954.8
Average liabilities for insurance products:
Fixed index annuities	$5,222.5	$4,597.1	$5,048.2	$4,461.9
Fixed interest annuities	2,860.5	3,149.7	2,935.9	3,222.7
SPIAs and supplemental contracts:
Mortality based	159.2	172.7	162.1	177.1
Deposit based	148.1	152.9	149.8	154.0
Health:
Long-term care	5,038.4	5,161.2	4,950.4	4,985.4
Medicare supplement	329.8	333.0	336.7	335.9
Other health	56.5	50.8	55.3	49.7
Life:
Interest sensitive	785.6	722.7	771.7	706.2
Non-interest sensitive	1,099.1	1,027.9	1,080.8	1,009.1
Total average liabilities for insurance products, net of reinsurance ceded	$15,699.7	$15,368.0	$15,490.9	$15,102.0
Revenues:
Insurance policy income	$414.6	$413.7	$1,252.8	$1,246.5
Net investment income:
General account invested assets	242.1	229.1	710.9	676.2
Fixed index products	28.5	15.6	89.5	10.6
Fee revenue and other income	11.3	9.6	32.5	23.5
Total revenues	696.5	668.0	2,085.7	1,956.8
Expenses:
Insurance policy benefits	364.7	368.4	1,089.9	1,098.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	26.3	27.7	79.3	83.3
Cost of options to fund index credits, net of forfeitures	16.0	15.7	47.1	49.2
Market value changes credited to policyholders	30.2	15.3	91.4	9.7
Amortization related to operations	38.7	43.8	126.3	135.3
Interest expense on investment borrowings	5.3	3.5	14.3	9.4
Other operating costs and expenses	108.4	105.5	328.2	312.2
Total benefits and expenses	589.6	579.9	1,776.5	1,697.8
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	106.9	88.1	309.2	259.0
Net realized investment gains (losses)	15.6	.9	31.1	(.7)
Amortization related to net realized investment gains (losses)	(.7)	(.2)	(1.0)	(.6)
Net realized investment gains (losses), net of related amortization	14.9	.7	30.1	(1.3)
Insurance policy benefits - fair value changes in embedded derivative liabilities	2.8	11.6	(9.8)	(45.7)
Amortization related to fair value changes in embedded derivative liabilities	(.5)	(2.3)	1.8	9.5
Fair value changes in embedded derivative liabilities, net of related amortization	2.3	9.3	(8.0)	(36.2)
Income before income taxes	$124.1	$98.1	$331.3	$221.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Health benefit ratios:
All health lines:
Insurance policy benefits	$291.3	$301.2	$863.0	$896.2
Benefit ratio (a)	94.8%	97.0%	93.1%	96.0%
Medicare supplement:
Insurance policy benefits	$140.0	$140.5	$414.1	$418.7
Benefit ratio (a)	72.0%	72.5%	70.8%	72.2%
Long-term care:
Insurance policy benefits	$151.3	$160.7	$448.9	$477.5
Benefit ratio (a)	134.2%	137.7%	131.2%	135.1%
Interest-adjusted benefit ratio (b)	72.9%	77.7%	70.5%	76.9%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $69.1 million and $70.1 million in the three months ended September 30, 2017 and 2016, respectively, and was $207.6 million and $205.6 million in the nine months ended September 30, 2017 and 2016, respectively.

Total premium collections were $641.7 million in the third quarter of 2017, down 3.6 percent from 2016, and were $2,010.1 million in the first nine months of 2017, up 2.8 percent from 2016. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.7 billion in the third quarter of 2017, up 2.2 percent from 2016, and were $15.5 billion in the first nine months of 2017, up 2.6 percent from 2016. Such average liabilities for long-term care products were increased by $154.7 million and $337.8 million in the third quarters of 2017 and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

2016, respectively, and $75.9 million and $182.0 million in the first nine months of 2017 and 2016, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $242.1 million in the third quarter of 2017, up 5.7 percent from 2016, and was $710.9 million in the first nine months of 2017, up 5.1 percent from 2016. In the three and nine months ended September 30, 2017, net investment income reflects $3 million and $14 million, respectively, of higher investment income from alternative investments compared to the 2016 periods. Such increases reflect higher returns from credit and equity related strategies and a larger average alternative investment portfolio in the 2017 periods. Prepayment income (including call premiums) was $14.1 million and $2.3 million in the third quarters of 2017 and 2016, respectively, and was $21.9 million and $8.8 million in the first nine months of 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $28.5 million and $15.6 million in the third quarters of 2017 and 2016, respectively, and was $89.5 million and $10.6 million in the first nine months of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $11.3 million and $9.6 million in the third quarters of 2017 and 2016, respectively, and was $32.5 million and $23.5 million in the first nine months of 2017 and 2016, respectively. The increase in the 2017 periods is attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries and revenues earned related to sales of Medicare Advantage products of other insurance companies.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 72.0 percent and 72.5 percent in the third quarters of 2017 and 2016, respectively, and were 70.8 percent and 72.2 percent in the first nine months of 2017 and 2016, respectively. The benefit ratio in the 2017 periods reflected favorable claim experience compared to the 2016 periods. We currently expect the Medicare supplement benefit ratio to be in the range of 70 percent to 73 percent during the fourth quarter of 2017.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 134.2 percent and 137.7 percent in the third quarters of 2017 and 2016, respectively, and was 131.2 percent and 135.1 percent in the first nine months of 2017 and 2016, respectively.  The interest-adjusted benefit ratio on this business was 72.9 percent and 77.7 percent in the third quarters of 2017 and 2016, respectively, and was 70.5 percent and 76.9 percent in the first nine months of 2017 and 2016, respectively.  The interest-adjusted benefit ratio in the first nine months of 2017 was

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

favorably impacted by $11.6 million of one-time reserve releases which was comprised of: (i) $6.5 million recognized in the second quarter of 2017 related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $1.7 million related to an out-of-period adjustment recognized in the second quarter of 2017 that reduced reserves; and (iii) $3.4 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases (such amount was not significant in the third quarter of 2017 and had no impact on the interest-adjusted benefit ratio). Such ratio in the third quarter of 2016 was favorably impacted by $6 million of reserve releases related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the third quarter of 2016, excluding these favorable reserve releases was 82.6 percent. The interest-adjusted benefit ratio in the first nine months of 2017 and 2016, was favorably impacted by the aforementioned reserve releases of $12 million and $19 million, respectively. The interest-adjusted benefit ratio in the first nine months of 2017 and 2016, excluding these favorable reserve releases was 73.9 percent and 82.4 percent, respectively. The interest-adjusted benefit ratio in the three and nine months ended September 30, 2017 also reflected no increase to the future loss reserve, given the outcome of the year-end 2016 actuarial review, compared to an $8.4 million and $25.4 million increase in the three and nine months ended September 30, 2016, respectively. We currently expect the long-term care interest-adjusted benefit ratio to be in the range of 75 percent to 80 percent during the fourth quarter of 2017, excluding the reserve-related impacts of rate increase actions. We expect that the rate increases will have a minor impact on the interest-adjusted benefit ratio in the fourth quarter of 2017.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $26.3 million and $27.7 million in the third quarters of 2017 and 2016, respectively, and were $79.3 million and $83.3 million in the first nine months of 2017 and 2016, respectively. The weighted average crediting rate for these products was 2.8 percent in both the third quarters of 2017 and 2016 and the first nine months of 2017 and 2016. The average liabilities of the fixed interest annuity block were $2.9 billion and $3.2 billion in the first nine months of 2017 and 2016, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either:  (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $38.7 million and $43.8 million in the third quarters of 2017 and 2016, respectively, and was $126.3 million and $135.3 million in the first nine months of 2017 and 2016, respectively. The lower amortization in the 2017 periods generally reflects the favorable persistency experienced as compared to the prior year.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2017 periods is primarily due to higher interest rates on the variable rate investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $108.4 million in the third quarter of 2017, up 2.7 percent from 2016, and were $328.2 million in the first nine months of 2017, up 5.1 percent from 2016. Such expenses in the first nine months of 2017 include $3.5 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty Network America Insurance Company ("Penn Treaty"). Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Commission expense and agent manager benefits	$17.3	$19.8	$53.5	$52.3
Other operating expenses	91.1	85.7	274.7	259.9
Total	$108.4	$105.5	$328.2	$312.2

Net realized investment gains (losses) fluctuate from period to period. During the first nine months of 2017, we recognized net realized investment gains of $31.1 million, which were comprised of: (i) $22.2 million of net gains from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $8.9 million. During the first nine months of 2016, we recognized net realized investment losses of $.7 million, which were comprised of: (i) $17.6 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $18.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.7 million and $.2 million in the third quarters of 2017 and 2016, respectively, and $1.0 million and $.6 million in the first nine months of 2017 and 2016, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premium collections:
Supplemental health and other health	$145.2	$141.5	$443.2	$425.3
Medicare supplement	11.7	14.6	38.7	46.1
Life	7.1	7.1	22.3	21.7
Annuity	.2	.2	.6	1.0
Total collections	$164.2	$163.4	$504.8	$494.1
Average liabilities for insurance products:
Fixed index annuities	$309.9	$346.0	$317.9	$355.1
Fixed interest annuities	96.6	105.6	98.9	108.4
SPIAs and supplemental contracts:
Mortality based	231.8	251.9	232.5	250.4
Deposit based	267.8	267.1	269.7	266.5
Separate Accounts	4.8	4.7	4.7	4.7
Health:
Supplemental health	2,749.9	2,621.7	2,715.3	2,589.1
Medicare supplement	23.9	27.8	25.4	28.5
Other health	13.4	14.1	13.7	14.2
Life:
Interest sensitive	148.9	150.3	149.0	150.5
Non-interest sensitive	174.1	178.9	174.2	180.6
Total average liabilities for insurance products, net of reinsurance ceded	$4,021.1	$3,968.1	$4,001.3	$3,948.0
Revenues:
Insurance policy income	$167.4	$164.4	$502.0	$490.0
Net investment income:
General account invested assets	65.5	66.0	193.7	190.3
Fixed index products	2.0	1.5	5.8	.3
Trading account income (loss) related to policyholder accounts	.5	(.4)	2.4	.7
Fee revenue and other income	.3	.4	.8	1.0
Total revenues	235.7	231.9	704.7	682.3
Expenses:
Insurance policy benefits	138.0	138.7	415.7	405.6
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.2	3.3	9.7	10.3
Cost of options to fund index credits, net of forfeitures	1.2	1.2	3.2	4.4
Market value changes credited to policyholders	2.3	1.3	8.1	1.7
Amortization related to operations	14.3	14.3	43.9	44.5
Interest expense on investment borrowings	1.7	.9	4.5	2.5
Other operating costs and expenses	47.5	47.0	145.0	140.3
Total benefits and expenses	208.2	206.7	630.1	609.3
Income before net realized investment gains and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	27.5	25.2	74.6	73.0
Net realized investment gains	6.5	.1	12.6	27.2
Amortization related to net realized investment gains	—	—	—	(.3)
Net realized investment gains, net of related amortization	6.5	.1	12.6	26.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	.1	.5	—	(1.3)
Amortization related to fair value changes in embedded derivative liabilities	(.1)	(.4)	—	.9
Fair value changes in embedded derivative liabilities, net of related amortization	—	.1	—	(.4)
Income before income taxes	$34.0	$25.4	$87.2	$99.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Health benefit ratios:
Medicare supplement:
Insurance policy benefits	$9.1	$10.7	$28.3	$33.0
Benefit ratio (a)	68.1%	69.5%	68.4%	69.5%
Supplemental health and other:
Insurance policy benefits	$122.4	$118.8	$369.2	$352.6
Benefit ratio (a)	83.2%	84.0%	84.1%	83.6%
Interest-adjusted benefit ratio (b)	59.0%	59.8%	60.0%	59.7%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $35.6 million and $34.3 million in the three months ended September 30, 2017 and 2016, respectively, and was $105.7 million and $100.9 million in the nine months ended September 30, 2017 and 2016, respectively.

Total premium collections were $164.2 million in the third quarter of 2017, up .5 percent from 2016, and were $504.8 million in the first nine months of 2017, up 2.2 percent from 2016, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.0 billion in the third quarter of 2017, up 1.3 percent from 2016, and were $4.0 billion in the first nine months of 2017, up 1.4 percent from 2016, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $65.5 million in the third quarter of 2017, down .8 percent from 2016, and was $193.7 million in the first nine months of 2017, up 1.8 percent from 2016. Prepayment income (including call premiums) was $2.6 million and $2.7 million in the third quarters of 2017 and 2016, respectively, and was $4.7 million and $4.3 million in the first nine months of 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $2.0 million and $1.5 million in the third quarters of 2017 and 2016, respectively, and was $5.8 million and $.3 million in the first nine months of 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $24.8 million and $22.6 million in the third quarters of 2017 and 2016, respectively, and were $69.9 million and $68.9 million in the first nine months of 2017 and 2016, respectively. The higher margins in the 2017 periods primarily reflects the growth in the block. The interest-adjusted benefit ratio on this supplemental health business was 59.0 percent and 59.8 percent in the third quarters of 2017 and 2016, respectively, and was 60.0 percent and 59.7 percent in the first nine months of 2017 and 2016, respectively. We continue to expect the supplemental health interest-adjusted benefit ratio to be in the range of 58 percent to 61 percent during the fourth quarter of 2017.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $4.2 million and $4.7 million in the third quarters of 2017 and 2016, respectively, and were $13.0 million and $14.5 million in the first nine months of 2017 and 2016, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.2 million and $3.3 million in the third quarters of 2017 and 2016, respectively, and were $9.7 million and $10.3 million in the first nine months of 2017 and 2016, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $14.3 million in both the third quarters of 2017 and 2016, and was $43.9 million and $44.5 million in the first nine months of 2017 and 2016, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2017 periods is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $47.5 million and $47.0 million in the third quarters of 2017 and 2016, respectively, and were $145.0 million and $140.3 million in the first nine months of 2017 and 2016, respectively. Such expenses in the first nine months of 2017 include $1.3 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty. Other operating costs and expenses also include commission expense of $17.8 million and $17.7 million in the third quarters of 2017 and 2016, respectively, and $51.9 million and $52.6 million in the first nine months of 2017 and 2016, respectively.

Net realized investment gains (losses) fluctuate each period. During the first nine months of 2017, we recognized net realized investment gains of $12.6 million, which were comprised of: (i) $7.7 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $3.0 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.4 million; and (iv) $.5 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During the first nine months of 2016, we recognized net realized investment gains of $27.2 million, which were comprised of: (i) $24.3 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.6 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.7 million; and (iv) $4.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.3 million in the first nine months of 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premium collections:
Life	$72.2	$70.1	$218.1	$208.6
Supplemental health	.4	.6	1.5	1.8
Total collections	$72.6	$70.7	$219.6	$210.4
Average liabilities for insurance products:
SPIAs - mortality based	$73.6	$76.1	$73.0	$73.8
Health:
Medicare supplement	5.6	6.4	5.8	6.6
Other health	4.1	4.2	4.1	4.3
Life:
Interest sensitive	15.4	16.3	15.6	16.2
Non-interest sensitive	720.1	691.9	714.3	685.8
Total average liabilities for insurance products, net of reinsurance ceded	$818.8	$794.9	$812.8	$786.7
Revenues:
Insurance policy income	$73.1	$70.9	$219.1	$210.5
Net investment income on general account invested assets	11.0	11.1	33.1	33.0
Fee revenue and other income	.3	.2	.9	.8
Total revenues	84.4	82.2	253.1	244.3
Expenses:
Insurance policy benefits	47.5	50.1	150.3	150.8
Amounts added to annuity and interest-sensitive life product account balances	.2	.2	.5	.5
Amortization related to operations	3.9	3.7	11.9	11.3
Interest expense on investment borrowings	.3	.1	.7	.4
Other operating costs and expenses	23.5	27.2	73.0	84.2
Total benefits and expenses	75.4	81.3	236.4	247.2
Income (loss) before net realized investment gains (losses) and income taxes	9.0	.9	16.7	(2.9)
Net realized investment gains (losses)	1.0	.3	.8	(.2)
Income (loss) before income taxes	$10.0	$1.2	$17.5	$(3.1)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We currently expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2017 in the range of $18 million to $23 million (or $15 million to $20 million, excluding the favorable impact of $3.0 million related to an out-of-period adjustment and refinement to liabilities for insurance products recognized in the third quarter of 2017).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $72.6 million in the third quarter of 2017, up 2.7 percent from 2016, and were $219.6 million in the first nine months of 2017, up 4.4 percent from 2016. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets in the 2017 periods was comparable to the corresponding periods in 2016.

Insurance policy benefits in the 2017 periods reflect: (i) growth in this segment; (ii) the favorable changes to liabilities for insurance products including a $2.5 million out-of-period adjustment and a $.5 million refinement to the calculation; and (iii) favorable mortality as compared to the corresponding periods in 2016.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were lower in the 2017 periods as compared to the corresponding periods in 2016. The demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. In the first nine months of 2017, higher advertising costs resulted in our decision to lower our planned spending. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuated each period. During the first nine months of 2017, we recognized net realized investment gains of $.8 million, which were comprised of: (i) $.9 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; and (iii) $.5 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During the first nine months of 2016, we recognized net realized investment losses of $.2 million, which were comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$61.0	$57.2	$180.8	$169.0
Net investment income and other	11.3	11.3	34.0	33.8
Total revenues	72.3	68.5	214.8	202.8
Benefits and expenses:
Insurance policy benefits	40.3	41.9	127.5	126.0
Amortization	3.7	3.5	11.3	10.7
Other expenses	8.5	8.9	24.7	25.1
Total benefits and expenses	52.5	54.3	163.5	161.8
Adjusted EBIT from In-Force Business	$19.8	$14.2	$51.3	$41.0

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$12.1	$13.7	$38.3	$41.5
Net investment income and other	—	—	—	—
Total revenues	12.1	13.7	38.3	41.5
Benefits and expenses:
Insurance policy benefits	7.4	8.4	23.3	25.3
Amortization	.2	.2	.6	.6
Other expenses	15.3	18.4	49.0	59.5
Total benefits and expenses	22.9	27.0	72.9	85.4
Adjusted EBIT from New Business	$(10.8)	$(13.3)	$(34.6)	$(43.9)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$73.1	$70.9	$219.1	$210.5
Net investment income and other	11.3	11.3	34.0	33.8
Total revenues	84.4	82.2	253.1	244.3
Benefits and expenses:
Insurance policy benefits	47.7	50.3	150.8	151.3
Amortization	3.9	3.7	11.9	11.3
Other expenses	23.8	27.3	73.7	84.6
Total benefits and expenses	75.4	81.3	236.4	247.2
Adjusted EBIT from In-Force and New Business	$9.0	$.9	$16.7	$(2.9)

The Adjusted EBIT from in-force business in the Colonial Penn segment in the 2017 periods reflects growth in the block; the aforementioned $3.0 million favorable impact related to liabilities for insurance products; and favorable mortality as compared to the same periods in 2016. The Adjusted EBIT from new business in the Colonial Penn segment in the 2017 periods primarily reflects lower marketing costs. The vast majority of the costs to generate new business in this segment are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

Long-term care in run-off (dollars in millions)

In September 2016, we terminated certain reinsurance agreements and recaptured the ceded business. The long-term care in run-off segment is comprised of the long-term care business that was recaptured.

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Premium collections:
Long-term care (all renewal)	$3.9	$12.9

Average liabilities for insurance products:
Average liabilities for long-term care products	$579.6	$571.2

Revenues:
Insurance policy income	$4.2	$13.3
Net investment income on general account invested assets	6.8	26.5
Total revenues	11.0	39.8
Expenses:
Insurance policy benefits	11.4	36.6
Other operating costs and expenses	.6	2.1
Total benefits and expenses	12.0	38.7
Income (loss) before net realized investment gains and income taxes	(1.0)	1.1
Net realized investment gains	6.7	7.8
Income before income taxes	$5.7	$8.9

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Health benefit ratios:
Long-term care:
Insurance policy benefits	$11.4	$36.6
Benefit ratio (a)	274.3%	276.5%
Interest-adjusted benefit ratio (b)	99.4%	111.2%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $7.3 million and $21.9 million in the three and nine months ended September 30, 2017, respectively.

Average liabilities for long-term care products were increased by $32 million and $20 million in the three and nine months ended September 30, 2017, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy benefits were $11.4 million and $36.6 million in the three and nine months ended 2017, respectively. The interest-adjusted benefit ratio for this long-term care block was 99.4 percent in the third quarter of 2017 and 111.2 percent in the first nine months of 2017. Since this block of long-term care business is in loss recognition status, our valuation assumptions reflect no profits or losses on the block over its remaining life. Accordingly, changes in assumptions which adversely impact future earnings will result in an immediate charge to current earnings. This block of business is particularly sensitive to changes in assumptions related to expected future investment yields. For example, we estimate that a 50 basis point reduction in the ultimate new money rate assumption would result in a $10 million pre-tax charge.

Net realized investment gains fluctuated each period. During the first nine months of 2017, we recognized net realized investment gains of $7.8 million, which were comprised of: (i) $24.6 million of net gains from the sales of investments; and (ii) $16.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Corporate operations:
Interest expense on corporate debt	$(11.7)	$(11.5)	$(34.8)	$(34.3)
Net investment income (loss):
General investment portfolio	1.4	1.5	3.7	4.4
Other special-purpose portfolios:
COLI	2.3	2.3	11.6	2.0
Investments held in a rabbi trust	.9	.6	2.4	1.0
Other trading account activities	2.4	2.3	7.1	9.2
Fee revenue and other income	1.8	2.5	6.5	7.6
Other operating costs and expenses	(23.7)	(13.6)	(68.3)	(43.7)
Loss before net realized investment gains (losses), earnings attributable to VIEs, fair value changes and amendment related to agent deferred compensation plan, loss on reinsurance transaction and income taxes	(26.6)	(15.9)	(71.8)	(53.8)
Net realized investment gains (losses)	(.6)	10.3	—	(3.0)
Earnings attributable to VIEs	(3.3)	(.7)	(4.6)	(1.2)
Fair value changes and amendment related to agent deferred compensation plan	(13.4)	6.3	(13.4)	(12.0)
Loss on reinsurance transaction	—	(75.4)	—	(75.4)
Loss before income taxes	$(43.9)	$(75.4)	$(89.8)	$(145.4)

Interest expense on corporate debt was $34.8 million and $34.3 million in the first nine months of 2017 and 2016, respectively. Our average corporate debt outstanding was $925.0 million in both the first nine months of 2017 and 2016. The average interest rate on our debt was 4.7 percent in both the first nine months of 2017 and 2016.

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

Net realized investment gains (losses) often fluctuate each period. During the first nine months of 2017, net realized investment gains in this segment were nil and were comprised of: (i) $4.7 million of net gains from the sales of investments (including $2.2 million of net gains recognized by the VIEs and $2.5 million of net gains on other investment sales); (ii) $4.3 million of losses on the dissolution of VIEs; and (iii) $.4 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During the first nine months of 2016, net realized investment losses in this segment were $3.0 million and were comprised of: (i) $5.5 million of net gains from the sales of investments (including $12.1 million of losses recognized by the VIEs and $17.6 million of net gains on other investment sales); (ii) $7.3 million of losses on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value.

Earnings attributable to VIEs include the earnings in certain VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

Fair value changes and amendment related to agent deferred compensation plan related to: (i) changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan; and (ii) an amendment made to the plan in the third quarter of 2016. The agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. During the third quarter of 2016, we made lump sum settlement distributions to plan participants with account balances that were below a certain threshold consistent with the provision of the amended plan. We recognized a pre-tax gain of $6.3 million related to the settlement distributions in the third quarter of 2016.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from Fitch Ratings ("Fitch"), S&P, A.M. Best Company ("A.M. Best") and Moody's Investor Services, Inc. ("Moody's") are "BBB+", "BBB+", "A-" and "Baa1", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

Total premium collections were $882.4 million in the third quarter of 2017, down 2.0 percent from 2016, and were $2,747.4 million in the first nine months of 2017, up 3.3 percent from 2016. First year collected premiums were $319.2 million in the third quarter of 2017, down 5.5 percent from 2016, and were $1,016.8 million in the first nine months of 2017, up 4.8 percent from 2016. The recent natural disasters affected our premium collections from our policyholders in Florida, Texas and Puerto Rico. We estimate that total first year premium collections were down approximately 2 percent in the three months ended September 30, 2017 due to the hurricanes. Total premiums collected are summarized as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
First year:
Bankers Life	$288.2	$304.8	$919.2	$869.7
Washington National	18.9	19.0	59.1	58.9
Colonial Penn	12.1	13.8	38.5	41.6
Total first year	319.2	337.6	1,016.8	970.2

Renewal:
Bankers Life	353.5	361.1	1,090.9	1,085.1
Washington National	145.3	144.4	445.7	435.2
Colonial Penn	60.5	56.9	181.1	168.8
Long-term care in run-off	3.9	—	12.9	—
Total renewal	563.2	562.4	1,730.6	1,689.1
Total premiums collected	$882.4	$900.0	$2,747.4	$2,659.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premiums collected by product:
Annuities:
Fixed index (first-year)	$222.6	$218.1	$705.1	$597.6
Other fixed interest (first-year)	12.9	25.4	48.6	82.8
Other fixed interest (renewal)	1.0	1.6	4.6	4.7
Subtotal - other fixed interest annuities	13.9	27.0	53.2	87.5
Total annuities	236.5	245.1	758.3	685.1
Health:
Medicare supplement (first-year)	16.8	18.8	51.9	56.3
Medicare supplement (renewal)	160.4	163.4	496.7	491.8
Subtotal - Medicare supplement	177.2	182.2	548.6	548.1
Long-term care (first-year)	3.8	4.4	12.1	13.2
Long-term care (renewal)	103.5	111.9	324.3	340.7
Subtotal - long-term care	107.3	116.3	336.4	353.9
Supplemental health (first-year)	1.1	1.4	3.8	4.1
Supplemental health (renewal)	4.4	4.0	13.0	11.6
Subtotal – supplemental health	5.5	5.4	16.8	15.7
Other health (first-year)	.2	—	.6	—
Other health (renewal)	1.3	1.5	4.0	4.7
Subtotal - other health	1.5	1.5	4.6	4.7
Total health	291.5	305.4	906.4	922.4
Life insurance:
Traditional (first-year)	19.8	18.8	62.1	61.8
Traditional (renewal)	53.9	52.3	162.3	154.5
Subtotal - traditional	73.7	71.1	224.4	216.3
Interest-sensitive (first-year)	11.0	17.9	35.0	53.9
Interest-sensitive (renewal)	29.0	26.4	86.0	77.1
Subtotal - interest-sensitive	40.0	44.3	121.0	131.0
Total life insurance	113.7	115.4	345.4	347.3
Collections on insurance products:
Total first-year premium collections on insurance products	288.2	304.8	919.2	869.7
Total renewal premium collections on insurance products	353.5	361.1	1,090.9	1,085.1
Total collections on insurance products	$641.7	$665.9	$2,010.1	$1,954.8

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment decreased 3.5 percent, to $236.5 million, in the third quarter of 2017, and increased 11 percent, to $758.3 million, in the first nine months of 2017, as compared to the same periods in 2016. The increase in premium collections from our fixed index products in the 2017 periods is due primarily to sales of annuity contracts with living benefits following

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the introduction of that product in the third quarter of 2016. Premium collections from our other fixed interest products decreased due to lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 2.7 percent, to $177.2 million, in the third quarter of 2017, and increased .1 percent, to $548.6 million, in the first nine months of 2017, as compared to the same periods in 2016.

Premiums collected on Bankers Life's long-term care policies decreased 7.7 percent, to $107.3 million, in the third quarter of 2017, and 4.9 percent, to $336.4 million, in the first nine months of 2017, as compared to the same periods in 2016. Such decreases reflect the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment in the 2017 periods were slightly lower than the comparable periods in 2016 reflecting lower premiums from interest-sensitive products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premiums collected by product:
Health:
Medicare supplement (renewal)	$11.7	$14.6	$38.7	$46.1
Supplemental health (first-year)	17.8	17.7	55.2	54.5
Supplemental health (renewal)	127.0	123.3	386.7	369.4
Subtotal – supplemental health	144.8	141.0	441.9	423.9
Other health (first-year)	.1	.1	.2	.2
Other health (renewal)	.3	.4	1.1	1.2
Subtotal - other health	.4	.5	1.3	1.4
Total health	156.9	156.1	481.9	471.4
Life insurance:
Traditional (first-year)	.1	.2	.5	.6
Traditional (renewal)	2.5	2.6	7.7	8.0
Subtotal - traditional	2.6	2.8	8.2	8.6
Interest-sensitive (first-year)	.9	1.0	3.2	3.6
Interest-sensitive (renewal)	3.6	3.3	10.9	9.5
Subtotal - interest-sensitive	4.5	4.3	14.1	13.1
Total life insurance	7.1	7.1	22.3	21.7
Annuities:
Fixed index (renewal)	.1	.2	.4	.8
Other fixed interest (renewal)	.1	—	.2	.2
Total annuities	.2	.2	.6	1.0
Collections on insurance products:
Total first-year premium collections on insurance products	18.9	19.0	59.1	58.9
Total renewal premium collections on insurance products	145.3	144.4	445.7	435.2
Total collections on insurance products	$164.2	$163.4	$504.8	$494.1
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

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 2.7 percent, to $144.8 million, in the third quarter of 2017, and 4.2 percent, to $441.9 million, in the first nine months of 2017, as compared to the same periods in 2016. Such increase is due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 2.5 percent, to $152.3 million, in the third quarter of 2017, and 4.1 percent, to $465.5 million, in the first nine months of 2017, as compared to the same periods in 2016, driven by sales in recent periods and persistency.

Life premiums collected in the Washington National segment in the 2017 periods were comparable to the same periods in 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Premiums collected by product:
Life insurance:
Traditional (first-year)	$12.1	$13.8	$38.5	$41.6
Traditional (renewal)	60.0	56.2	179.4	166.7
Subtotal - traditional	72.1	70.0	217.9	208.3
Interest-sensitive (all renewal)	.1	.1	.2	.3
Total life insurance	72.2	70.1	218.1	208.6
Health (all renewal):
Medicare supplement	.4	.6	1.4	1.7
Other health	—	—	.1	.1
Total health	.4	.6	1.5	1.8
Collections on insurance products:
Total first-year premium collections on insurance products	12.1	13.8	38.5	41.6
Total renewal premium collections on insurance products	60.5	56.9	181.1	168.8
Total collections on insurance products	$72.6	$70.7	$219.6	$210.4

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 3.0 percent, to $72.2 million, in the third quarter of 2017, and 4.6 percent, to $218.1 million, in the first nine months of 2017, as compared to the same periods in 2016. The increase in premiums collected reflects both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains in-force, investment yields, claims experience and expense management. Premiums collected on these products have decreased as we do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Premiums collected by product:
Health:
Long-term care (renewal)	$3.9	$12.9

The Long-term care in run-off segment only includes the premiums collected from the long-term care block that was recaptured in September 2016.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2017 and December 31, 2016 was as follows (dollars in millions):

	September 30, 2017	December 31, 2016
Total capital:
Corporate notes payable	$914.4	$912.9
Shareholders’ equity:
Common stock	1.7	1.7
Additional paid-in capital	3,094.5	3,212.1
Accumulated other comprehensive income	933.6	622.4
Retained earnings	851.9	650.7
Total shareholders’ equity	4,881.7	4,486.9
Total capital	$5,796.1	$5,399.8

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Book value per common share	$29.10	$25.82
Book value per common share, excluding accumulated other comprehensive income (a)	23.53	22.24
Ratio of earnings to fixed charges	2.92X	2.43X
Debt to total capital ratios:
Corporate debt to total capital	15.8%	16.9%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	18.8%	19.1%
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

			Investments not included in scope of audit
	Investments included in initial scope of audit	Investments included in additional scope of audit	Cash, fixed maturities and other invested assets	Total investments
September 30, 2016 values	$62.2	$62.6	$379.8	$504.6
Net cash flows (1)	(13.5)	(11.6)	(359.5)	(384.6)
Realized gains (losses) and impairments (2)	.4	(1.7)	(4.0)	(5.3)
Other activity (6)	3.9	1.9	.6	6.4
December 31, 2016 values	53.0	51.2	16.9	121.1
Net cash flows (1)	(16.7)	(5.5)	(8.7)	(30.9)
Realized gains (losses) and impairments (3)	3.2	(4.5)	1.0	(.3)
Other activity (6)	(1.8)	1.3	(1.4)	(1.9)
March 31, 2017 values	37.7	42.5	7.8	88.0
Net cash flows (1)	.5	(14.4)	—	(13.9)
Realized gains (losses) and impairments (4)	(3.1)	4.5	—	1.4
Other activity (6)	(.6)	(.4)	.3	(.7)
June 30, 2017 values	34.5	32.2	8.1	74.8
Net cash flows (1)	(33.5)	(9.1)	(1.3)	(43.9)
Realized gains (losses) and impairments (5)	7.0	(.6)	.3	6.7
Other activity (6)	(.9)	(.3)	(3.0)	(4.2)
September 30, 2017 values	$7.1	$22.2	$4.1	$33.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

A summary of the values as of September 30, 2017, for the remaining investments that were included in the aforementioned independent audits is summarized below (dollars in millions):

	Investments included in initial scope of audit	Investments included in additional scope of audit	Total investments included in the scope of audit
Lease related investments	$—	$11.1	$11.1
Mortgage loans secured by real estate	—	10.6	10.6
Senior secured loans to companies in the energy sector (7)	2.1	—	2.1
Senior secured loans to other companies	—	.5	.5
Secured term loan issued by Platinum Partners Credit Opportunity Master Fund L.P.	5.0	—	5.0
Total investments	$7.1	$22.2	$29.3

________________

(1)	Net cash inflows from sales and redemptions of investments during the period.

(2)	Includes $4.6 million of impairment charges and $.7 million of net realized losses recognized on the sale of transferred investments.

(3)	Includes $8.4 million of impairment charges and $8.1 million of net realized gains recognized on the sale of transferred investments.

(4)	Includes $3.7 million of impairment charges and $5.1 million of net realized gains recognized on the sale of transferred investments.

(5)	Includes $4.7 million of impairment charges and $11.4 million of net realized gains on the sale of transferred investments.

(6)	Includes amortization of discount and premium and changes in estimated fair values of investments during the period.

(7)	Includes $1.2 million of loans issued by Golden Gate Oil, LLC with a par value of $11.7 million. The issuer of this debt has been referred to in articles regarding Platinum.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2017, the carrying value of the FHLB common stock was $71.2 million.  As of September 30, 2017, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at September 30, 2017, which are maintained in custodial accounts for the benefit of the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2017
$50.0	February 2018	Variable rate – 1.404%
50.0	August 2018	Variable rate – 1.435%
50.0	January 2019	Variable rate – 1.724%
50.0	February 2019	Variable rate – 1.404%
100.0	March 2019	Variable rate – 1.714%
21.8	July 2019	Variable rate – 1.727%
15.0	October 2019	Variable rate – 1.830%
50.0	May 2020	Variable rate – 1.754%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 1.953%
100.0	September 2020	Variable rate – 1.897%
50.0	September 2020	Variable rate – 1.894%
75.0	September 2020	Variable rate – 1.453%
100.0	October 2020	Variable rate – 1.409%
50.0	December 2020	Variable rate – 1.932%
100.0	July 2021	Variable rate – 1.854%
100.0	July 2021	Variable rate – 1.824%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.842%
125.0	August 2021	Variable rate – 1.717%
50.0	September 2021	Variable rate – 1.857%
22.0	May 2022	Variable rate – 1.668%
100.0	May 2022	Variable rate – 1.666%
10.0	June 2022	Variable rate – 1.931%
50.0	July 2022	Variable rate – 1.675%
50.0	July 2022	Variable rate – 1.693%
50.0	July 2022	Variable rate – 1.694%
50.0	August 2022	Variable rate – 1.702%
24.9	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,646.9

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

Our estimated consolidated statutory RBC ratio of 450 percent at September 30, 2017, reflects estimated consolidated statutory operating earnings of $257 million and dividends to the holding company of $286.8 million during the first nine months of 2017. Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Fitch, S&P, A.M. Best and Moody's are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On August 15, 2017, Fitch affirmed its "BBB+" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings is stable. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2017, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $180.5 million; (ii) fixed income investments of $96.1 million; and (iii) equity securities of $103.2 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc. ("40|86 Advisors"), which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of):  (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2017, our insurance subsidiaries paid dividends to CDOC totaling $286.8 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 390 percent at September 30, 2017.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from:  (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2017, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$567.4	(a)
Colonial Penn	(306.8)	(b)
____________________

(a)	Bankers Life paid dividends of $139.0 million to CLTX in the first nine months of 2017.

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

On October 13, 2017, the Company entered into the Amendment Agreement with respect to its Revolving Credit Agreement. The Amendment Agreement, among other things, increases the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increases the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extends the maturity date of the revolving credit facility from May 19, 2019 to the earlier of October 13, 2022 and the date that is six months prior to the maturity date of the Company’s 4.50% senior notes due 2020, which is November 30, 2019. The amount drawn under the Amended Credit Agreement continues to be $100.0 million.
The interest rate applicable to loans under the Amended Credit Agreement continues to be calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Amended Credit Agreement range from 1.375% to 2.125%, in the case of loans at the eurodollar rate, and 0.375% to 1.125%, in the case of loans at the base rate. The commitment fee under the Amended Credit Agreement continues to be based on the Company’s unsecured debt rating.
Additionally, the Amended Credit Agreement revises the debt to total capitalization ratio that the Company is required to maintain from not more than 30.0 percent to not more than 35.0 percent. The Amended Credit Agreement continues to contain certain other restrictive covenants with which the Company must comply.
In the first nine months of 2017, we repurchased 6.7 million shares of common stock for $140.1 million under our securities repurchase program. In May 2017, the Company announced that its Board of Directors approved an additional $300.0 million to repurchase the Company's outstanding common stock. The Company has remaining repurchase authority of $412.6 million as of September 30, 2017. We currently anticipate repurchasing a total of approximately $175 million to $225 million of our common stock during 2017. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, the current price of our common stock, opportunities to invest in our business, acquisition transactions or ceding commissions related to reinsurance transactions.

In the first nine months of 2017, dividends declared on common stock totaled $44.7 million ($0.26 per common share). In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

On August 15, 2017, Fitch affirmed its “BB+” rating on our issuer credit and senior unsecured debt. The outlook for these ratings is stable. In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

On June 23, 2017, S&P affirmed our issuer credit and unsecured debt ratings of "BB+" and revised the outlook for these ratings to stable from negative. In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At September 30, 2017, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,356.1	$1,509.8	$(20.3)	$13,845.6
United States Treasury securities and obligations of United States government corporations and agencies	145.4	26.9	—	172.3
States and political subdivisions	1,854.2	220.7	(.6)	2,074.3
Debt securities issued by foreign governments	58.1	3.1	(.1)	61.1
Asset-backed securities	1,203.2	43.8	(1.9)	1,245.1
Collateralized debt obligations	236.5	1.4	—	237.9
Commercial mortgage-backed securities	1,261.0	36.6	(9.2)	1,288.4
Mortgage pass-through securities	2.0	.2	—	2.2
Collateralized mortgage obligations	310.6	17.6	(.5)	327.7
Total investment grade fixed maturities, available for sale	17,427.1	1,860.1	(32.6)	19,254.6
Below-investment grade (a) (b):
Corporate securities	789.3	27.8	(12.7)	804.4
States and political subdivisions	3.0	—	(.3)	2.7
Asset-backed securities	1,405.4	136.8	(1.2)	1,541.0
Commercial mortgage-backed securities	50.6	.8	(.9)	50.5
Collateralized mortgage obligations	417.1	59.7	(.1)	476.7
Total below-investment grade fixed maturities, available for sale	2,665.4	225.1	(15.2)	2,875.3
Total fixed maturities, available for sale	$20,092.5	$2,085.2	$(47.8)	$22,129.9
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The NAIC evaluates the fixed maturity investments of insurers for regulatory and capital assessment purposes and assigns securities to one of six credit quality categories called NAIC designations, which are used by insurers when preparing their annual statements based on statutory accounting principles. The NAIC designations are generally similar to the credit quality designations of the NRSROs for marketable fixed maturity securities, except for certain structured securities. However, certain structured securities rated below investment grade by the NRSROs can be assigned NAIC 1 or NAIC 2 designations depending on the cost basis of the holding relative to estimated recoverable amounts as determined by the NAIC. The following summarizes the NAIC designations and NRSRO equivalent ratings:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2017 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,395.4	$10,440.6	47.2%
2	9,779.5	10,751.6	48.6
Total NAIC 1 and 2 (investment grade)	19,174.9	21,192.2	95.8
3	606.5	625.2	2.8
4	249.3	252.1	1.1
5	41.4	40.4	.2
6	20.4	20.0	.1
Total NAIC 3, 4, 5 and 6 (below-investment grade)	917.6	937.7	4.2
	$20,092.5	$22,129.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,786.1	12.6%	$3.1	6.2%
States and political subdivisions	2,077.0	9.4	.9	1.9
Utilities	1,649.2	7.5	.3	.5
Healthcare/pharmaceuticals	1,636.9	7.4	1.7	3.5
Insurance	1,494.4	6.8	1.1	2.3
Energy	1,445.6	6.5	7.8	16.3
Commercial mortgage-backed securities	1,338.9	6.0	10.1	21.5
Banks	1,179.9	5.3	.2	.4
Food/beverage	982.4	4.4	.2	.4
Cable/media	811.0	3.7	5.6	11.8
Collateralized mortgage obligations	804.4	3.6	.6	1.2
Real estate/REITs	550.1	2.5	—	—
Capital goods	550.0	2.5	.3	.5
Chemicals	520.4	2.4	2.9	6.0
Transportation	475.9	2.2	.3	.7
Brokerage	441.6	2.0	1.2	2.6
Telecom	342.7	1.5	.4	.8
Technology	320.1	1.4	1.0	2.1
Aerospace/defense	295.9	1.3	.2	.3
Autos	287.2	1.3	.5	1.1
Business services	267.1	1.2	2.0	4.2
Paper	261.3	1.2	.1	.2
Collateralized debt obligations	237.9	1.1	—	—
Retail	227.9	1.0	.5	1.1
Other	1,146.0	5.2	6.8	14.4
Total fixed maturities, available for sale	$22,129.9	100.0%	$47.8	100.0%

Below-Investment Grade Securities

At September 30, 2017, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,665.4 million, or 13 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,875.3 million, or 108 percent of the amortized cost (refer to the table on page 96 for composition of the below-investment grade portfolio).

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$32.3	$7.3	$60.4	$127.1
Gross realized losses on sale	(8.5)	(2.8)	(16.4)	(84.4)
Impairments:
Total other-than-temporary impairment losses	(3.2)	—	(10.0)	(6.3)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	(.9)	—
Net impairment losses recognized	(3.2)	—	(10.9)	(6.3)
Net realized investment gains from fixed maturities	20.6	4.5	33.1	36.4
Equity securities	7.7	17.2	9.6	21.3
Commercial mortgage loans	—	—	1.0	—
Impairments of other investments	(1.5)	(1.2)	(7.3)	(18.5)
Loss on dissolution of variable interest entities	(.6)	—	(4.3)	(7.3)
Other (a)	3.0	(8.9)	20.2	(8.6)
Net realized investment gains	$29.2	$11.6	$52.3	$23.3
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective periods) were $13.0 million and $.8 million for the nine months ended September 30, 2017 and 2016, respectively.

During the first nine months of 2017, we recognized net realized investment gains of $52.3 million, which were comprised of: (i) $60.1 million of net gains from the sales of investments; (ii) $4.3 million of losses on the dissolution of VIEs; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $12.3 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.4 million; and (v) $18.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At September 30, 2017, there were three fixed maturity investments in default with both an amortized cost and carrying value of $2.1 million. At September 30, 2017, there was one mortgage loan in process of foreclosure with a carrying value of $10.6 million.

During the first nine months of 2017, the $16.4 million of gross realized losses on sales of $290.8 million of fixed maturity securities, available for sale included: (i) $9.7 million related to various corporate securities; (ii) $3.1 million related to commercial mortgage-backed securities; and (iii) $3.6 million related to various other investments. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

include but are not limited to:  (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

During the first nine months of 2017, we recognized $18.2 million of impairment losses recorded in earnings which included: (i) $5.7 million of writedowns on fixed maturities in the energy sector; (ii) $5.2 million of writedowns related to a mortgage loan; and (iii) $7.3 million of writedowns on other investments. Factors considered in determining the writedowns of investments in the first nine months of 2017 included changes in the estimated recoverable value of the assets related to each investment and the timing of and complexities related to the recovery process.

The following summarizes the investments sold at a loss during the first nine months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	4	$17.8	$13.0
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.7	1.9
Greater than 12 months prior to sale	1.7		.5
	6	$21.2	$15.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$37.1	$37.1
Due after one year through five years	136.5	135.4
Due after five years through ten years	135.1	132.0
Due after ten years	878.4	848.6
Subtotal	1,187.1	1,153.1
Structured securities	926.6	912.8
Total	$2,113.7	$2,065.9

At September 30, 2017 there were no investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2017 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$8.7	$.5	$.9	$—	$10.1
Energy	.1	4.1	1.9	1.7	7.8
Cable/media	—	5.4	.1	.1	5.6
Asset-backed securities	1.2	.7	.2	1.0	3.1
Chemicals	—	.7	2.2	—	2.9
Building materials	—	1.4	.9	—	2.3
Business services	—	—	2.0	—	2.0
Healthcare/pharmaceuticals	.1	.8	—	.8	1.7
Brokerage	.1	.5	—	.6	1.2
Insurance	—	1.1	—	—	1.1
Technology	—	1.0	—	—	1.0
States and political subdivisions	.3	.3	—	.3	.9
Entertainment/hotels	—	.6	—	.1	.7
Collateralized mortgage obligations	.5	—	—	.1	.6
Autos	—	.2	.3	—	.5
Metals and mining	—	—	.5	—	.5
Retail	—	.2	—	.3	.5
Telecom	—	.4	—	—	.4
Transportation	—	.3	—	—	.3
Capital goods	—	.2	.1	—	.3
Utilities	.2	—	—	.1	.3
Food/beverage	—	.1	—	.1	.2
Banks	.1	.1	—	—	.2
Aerospace/defense	.2	—	—	—	.2
Paper	—	.1	—	—	.1
Consumer products	—	—	—	.1	.1
Debt securities issued by foreign governments	—	.1	—	—	.1
Other	2.2	.1	.7	.1	3.1
Total fixed maturities, available for sale	$13.7	$18.9	$9.8	$5.4	$47.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2017 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$20.3	$—	$.6	$—	$20.9	$—
States and political subdivisions	35.1	(.6)	19.3	(.3)	54.4	(.9)
Debt securities issued by foreign governments	10.5	(.1)	—	—	10.5	(.1)
Corporate securities	666.9	(7.8)	400.4	(25.2)	1,067.3	(33.0)
Asset-backed securities	276.7	(1.3)	79.6	(1.8)	356.3	(3.1)
Collateralized debt obligations	24.0	—	—	—	24.0	—
Commercial mortgage-backed securities	226.2	(1.3)	221.9	(8.8)	448.1	(10.1)
Collateralized mortgage obligations	72.8	(.5)	11.6	(.1)	84.4	(.6)
Total fixed maturities, available for sale	$1,332.5	$(11.6)	$733.4	$(36.2)	$2,065.9	$(47.8)
Equity securities	$37.4	$(.8)	$89.7	$(1.8)	$127.1	$(2.6)

Based on management's current assessment of investments with unrealized losses at September 30, 2017, the Company believes the issuers of the securities will continue to meet their obligations (or with respect to equity-type securities, the investment value will recover to its cost basis).  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At September 30, 2017, fixed maturity investments included structured securities with an estimated fair value of $5.2 billion (or 23 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at September 30, 2017 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,755.8	$1,591.9	$1,669.1
4 percent – 5 percent	1,697.1	1,552.6	1,634.7
5 percent – 6 percent	1,419.5	1,278.4	1,372.6
6 percent – 7 percent	261.5	233.9	251.4
7 percent – 8 percent	58.9	59.7	69.3
8 percent and above	170.2	169.9	172.4
Total structured securities	$5,363.0	$4,886.4	$5,169.5

The amortized cost and estimated fair value of structured securities at September 30, 2017, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$585.9	$647.1	2.9%
Planned amortization classes, target amortization classes and accretion-directed bonds	100.5	114.8	.5
Commercial mortgage-backed securities	1,311.6	1,338.9	6.1
Asset-backed securities	2,608.6	2,786.1	12.6
Collateralized debt obligations	236.5	237.9	1.1
Other	43.3	44.7	.2
Total structured securities	$4,886.4	$5,169.5	23.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Commercial Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding mortgage loans and the underlying collateral as of September 30, 2017 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$983.5	$1,007.0	$2,463.3
60% to 70%	406.8	409.5	621.4
Greater than 70% to 80%	186.1	195.8	254.4
Greater than 80% to 90%	37.4	38.5	43.3
Greater than 90%	54.0	55.0	57.4
Total	$1,667.8	$1,705.8	$3,439.8
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$16.1	$21.2	$53.0	$58.9
Fee revenue and other income	1.2	1.8	4.0	4.8
Total revenues	17.3	23.0	57.0	63.7
Expenses:
Interest expense	11.1	13.4	38.0	39.4
Other operating expenses	.4	.3	1.3	1.1
Total expenses	11.5	13.7	39.3	40.5
Income before net realized investment losses, loss on extinguishment of borrowings and income taxes	5.8	9.3	17.7	23.2
Net realized investment losses	(.7)	(6.9)	(2.5)	(20.6)
Loss on extinguishment of borrowings	(5.5)	—	(5.5)	—
Income before income taxes	$(.4)	$2.4	$9.7	$2.6

During the first nine months of 2017, the VIEs recognized net realized investment losses of $2.5 million which were comprised of: (i) $2.2 million of net gains from the sales of fixed maturities; (ii) $4.3 million of losses on the dissolution of VIEs; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During the first nine months of 2016, the VIEs recognized net realized investment losses of $20.6 million, which were comprised of: (i) $12.1 million of net losses from the sales of fixed maturities; (ii) a $7.3 million loss on the dissolution of a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

VIE; and (iii) $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2017 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$169.0	12.2%	$.1	1.8%
Cable/media	155.0	11.2	1.7	21.6
Technology	147.3	10.6	.6	8.3
Food/beverage	96.2	6.9	.8	10.8
Capital goods	83.3	6.0	.3	3.3
Consumer products	67.4	4.9	.5	6.8
Paper	64.7	4.7	.1	1.3
Aerospace/defense	62.1	4.5	.3	4.0
Brokerage	61.0	4.4	.1	.7
Building materials	56.5	4.1	.1	.9
Retail	53.3	3.9	2.4	31.6
Chemicals	46.5	3.4	.1	.9
Utilities	39.5	2.9	—	.3
Autos	31.1	2.3	—	.1
Gaming	29.5	2.1	—	.5
Entertainment/hotels	27.9	2.0	.1	.6
Transportation	27.6	2.0	.1	1.8
Insurance	21.1	1.5	—	—
Banks	17.1	1.2	—	.3
Real estate/REITs	15.9	1.2	—	.1
Metals and mining	12.2	.9	—	—
Business services	8.5	.6	—	.3
Telecom	7.6	.5	—	.2
Energy	2.9	.2	—	—
Textiles	.8	.1	—	—
Other	78.5	5.7	.3	3.8
Total	$1,382.5	100.0%	$7.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2017, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.7	$1.7
Due after one year through five years	154.7	151.6
Due after five years through ten years	244.7	240.2
Total	$401.1	$393.5

The following summarizes the investments sold at a loss during the first nine months of 2017 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$2.8	$1.8

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2017 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$5.4	$(1.2)	$4.2

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in the first nine months of 2017 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, for further discussion of such risk factors.  On September 27, 2017, President Trump announced a framework for tax reform including a reduction in the Federal corporate income tax rate from 35% to 20%. The following risk factor has been updated to summarize the impact the proposed rate reduction would have to CNO. If tax reform is enacted, there are likely to be other changes to the Code that would impact CNO. There have been no other material changes from such previously disclosed risk factors.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of September 30, 2017, we had net deferred tax assets of $573.9 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax basis of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of September 30, 2017 reflects the current prescribed Federal corporate income tax rate of 35 percent. A reduction in the corporate income tax rate would cause a writedown of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition. President Trump announced key proposals for tax reform on September 27, 2017, including a proposed reduction in the corporate income tax rate from the current 35 percent to 20 percent. A decrease in the corporate income tax rate to 20 percent would result in an immediate writedown of our deferred income tax assets of approximately $250 million based on the September 30, 2017 balances (or approximately $83 million reduction in the balance for each 5 percentage point decrease in the tax rate). The entire impact of the rate change would be recorded through net income (including the impact of a rate change on the taxes on accumulated other comprehensive income which has the impact of reducing the charge by approximately $220 million based on September 30, 2017 balances). A decrease in the corporate income tax rate to 20 percent would also result in a decrease to the statutory capital and surplus of our insurance subsidiaries of approximately $80 million due to a decrease in admissible deferred taxes based on September 30, 2017 balances. In addition, the risk charges that comprise RBC are tax effected, and an effective tax rate change to 20 percent could initially reduce our consolidated RBC ratio by approximately 85 percentage points (subject to changes being made to the formulas used to determine RBC by the NAIC). The decreases in statutory capital and the consolidated RBC ratio resulting from a corporate income tax rate change could result in the need to contribute additional capital to our insurance subsidiaries. A reduction in the corporate income tax rate would have no impact on the tax we pay on non-life income during the time our non-life net operating loss carryforwards remain available. However, a reduction in the corporate income tax rate will have a positive impact on the future cash flows of our insurance subsidiaries. During the period our non-life net operating loss carryforwards remain available and assuming a decrease in the corporate income tax rate to 20 percent, our insurance subsidiaries would pay tax at a rate of 13 percent compared to the current rate of 22.75 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,137	$22.69	—	$440.8
August 1 through August 31	391,512	22.36	391,400	432.0
September 1 through September 30	880,895	22.12	880,589	412.6
Total	1,273,544	22.19	1,271,989	412.6
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities.

ITEM 5. OTHER INFORMATION.

Effective October 31, 2017, the employment agreement with Christopher Nickele, the Company’s Executive Vice President and Chief Actuary, was amended to extend the term of the agreement until October 31, 2018. The amendment to Mr. Nickele’s employment agreement is attached hereto as Exhibit 10.7 and incorporated herein by reference.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Amendment dated as of August 11, 2017 to Employment Agreement between CNO Services, LLC and Bruce Baude.

10.2	Amendment dated as of August 14, 2017 to Employment Agreement between CNO Financial Group, Inc. and Edward Bonach.

10.3	Amendment dated as of August 17, 2017 to Employment Agreement between CNO Financial Group, Inc. and Erik Helding.

10.4	Amendment dated as of August 10, 2017 to Employment Agreement between 40|86 Advisors, Inc. and Eric Johnson.

10.5	Amendment dated as of August 17, 2017 to Employment Agreement between CNO Services, LLC and Christopher Nickele.

10.6	Amendment dated as of August 21, 2017 to Employment Agreement between CNO Services, LLC and Matthew Zimpfer.

10.7	Amendment dated as of October 31, 2017 to Employment Agreement between CNO Services, LLC and Christopher Nickele.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 1, 2017

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)