Form 10-Q
period 2018-06-30
CNO Financial Group, Inc.
filed 2018-08-03
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]
Shares of common stock outstanding as of July 23, 2018:  164,566,061

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2018	December 31, 2017

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: June 30, 2018 - $20,989.5; December 31, 2017 - $20,702.1)	$22,080.9	$22,910.9
Equity securities at fair value (cost: June 30, 2018 - $367.1; December 31, 2017 - $420.0)	366.1	440.6
Mortgage loans	1,649.4	1,650.6
Policy loans	116.0	116.0
Trading securities	254.2	284.6
Investments held by variable interest entities	1,543.3	1,526.9
Other invested assets	946.0	924.5
Total investments	26,955.9	27,854.1
Cash and cash equivalents - unrestricted	639.3	578.4
Cash and cash equivalents held by variable interest entities	106.4	178.9
Accrued investment income	252.5	245.9
Present value of future profits	345.5	359.6
Deferred acquisition costs	1,237.4	1,026.8
Reinsurance receivables	2,127.4	2,175.2
Income tax assets, net	484.8	366.9
Assets held in separate accounts	4.8	5.0
Other assets	318.2	319.5
Total assets	$32,472.2	$33,110.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2018	December 31, 2017

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$11,349.7	$11,220.7
Future policy benefits	11,268.5	11,521.3
Liability for policy and contract claims	499.5	530.3
Unearned and advanced premiums	260.5	261.7
Liabilities related to separate accounts	4.8	5.0
Other liabilities	654.2	751.8
Investment borrowings	1,646.3	1,646.7
Borrowings related to variable interest entities	1,418.1	1,410.7
Notes payable – direct corporate obligations	915.7	914.6
Total liabilities	28,017.3	28,262.8
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2018 – 164,433,085; December 31, 2017 – 166,857,931)	1.6	1.7
Additional paid-in capital	3,021.9	3,073.3
Accumulated other comprehensive income	700.2	1,212.1
Retained earnings	731.2	560.4
Total shareholders' equity	4,454.9	4,847.5
Total liabilities and shareholders' equity	$32,472.2	$33,110.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Insurance policy income	$659.8	$664.1	$1,319.7	$1,327.9
Net investment income:
General account assets	328.2	322.4	657.3	634.4
Policyholder and other special-purpose portfolios	35.7	43.9	48.5	119.1
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	11.0	24.0	(4.2)	40.3
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(4.2)	—	(12.6)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(.9)	—	(.9)
Net impairment losses recognized	—	(5.1)	—	(13.5)
Loss on dissolution of a variable interest entity	—	(3.7)	—	(3.7)
Total realized gains (losses)	11.0	15.2	(4.2)	23.1
Fee revenue and other income	11.6	11.5	32.8	23.3
Total revenues	1,046.3	1,057.1	2,054.1	2,127.8
Benefits and expenses:
Insurance policy benefits	618.2	634.2	1,204.8	1,303.5
Interest expense	37.7	31.4	71.3	62.2
Amortization	61.0	59.6	132.9	123.1
Loss on extinguishment of borrowings related to variable interest entities	3.8	—	3.8	—
Other operating costs and expenses	195.8	203.4	403.4	413.8
Total benefits and expenses	916.5	928.6	1,816.2	1,902.6
Income before income taxes	129.8	128.5	237.9	225.2
Income tax expense on period income	27.6	45.1	51.4	79.5
Net income	$102.2	$83.4	$186.5	$145.7
Earnings per common share:
Basic:
Weighted average shares outstanding	166,098,000	170,556,000	166,579,000	171,994,000
Net income	$.62	$.49	$1.12	$.85
Diluted:
Weighted average shares outstanding	167,978,000	172,352,000	168,828,000	173,708,000
Net income	$.61	$.48	$1.10	$.84

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$102.2	$83.4	$186.5	$145.7
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(461.3)	457.8	(1,115.0)	673.6
Adjustment to present value of future profits and deferred acquisition costs	33.0	(31.3)	88.7	(23.5)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	191.4	(160.0)	403.0	(212.0)
Reclassification adjustments:
For net realized investment gains included in net income	(11.3)	(11.2)	(11.7)	(16.3)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.4	.3	.4	.3
Other comprehensive income (loss) before tax	(247.8)	255.6	(634.6)	422.1
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	53.7	(90.7)	139.0	(150.0)
Other comprehensive income (loss), net of tax	(194.1)	164.9	(495.6)	272.1
Comprehensive income (loss)	$(91.9)	$248.3	$(309.1)	$417.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2016	$3,213.8	$622.4	$650.7	$4,486.9
Cumulative effect of accounting change	.9	—	(.6)	.3
Net income	—	—	145.7	145.7
Change in unrealized appreciation (depreciation) of investments and other (net of applicable income tax expense of $148.5)	—	269.4	—	269.4
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.5)	—	2.7	—	2.7
Cost of common stock repurchased	(111.9)	—	—	(111.9)
Dividends on common stock	—	—	(29.4)	(29.4)
Stock options, restricted stock and performance units	15.6	—	—	15.6
Balance, June 30, 2017	$3,118.4	$894.5	$766.4	$4,779.3

Balance, December 31, 2017	$3,075.0	$1,212.1	$560.4	$4,847.5
Cumulative effect of accounting change	—	(16.3)	16.3	—
Net income	—	—	186.5	186.5
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $138.9)	—	(495.4)	—	(495.4)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.1)	—	(.2)	—	(.2)
Cost of common stock repurchased	(60.5)	—	—	(60.5)
Dividends on common stock	—	—	(32.0)	(32.0)
Stock options, restricted stock and performance units	9.0	—	—	9.0
Balance, June 30, 2018	$3,023.5	$700.2	$731.2	$4,454.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Insurance policy income	$1,243.5	$1,257.2
Net investment income	646.9	629.4
Fee revenue and other income	32.8	23.3
Insurance policy benefits	(1,032.8)	(1,007.9)
Interest expense	(65.6)	(61.0)
Deferrable policy acquisition costs	(125.6)	(126.6)
Other operating costs	(425.1)	(394.7)
Income taxes	(30.4)	(33.7)
Net cash from operating activities	243.7	286.0
Cash flows from investing activities:
Sales of investments	2,012.9	880.4
Maturities and redemptions of investments	1,412.0	1,808.5
Purchases of investments	(3,689.1)	(2,584.8)
Net sales of trading securities	36.3	74.8
Other	(13.0)	(12.5)
Net cash provided (used) by investing activities	(240.9)	166.4
Cash flows from financing activities:
Issuance of common stock	.8	5.4
Payments to repurchase common stock	(67.5)	(111.1)
Common stock dividends paid	(31.9)	(29.3)
Amounts received for deposit products	753.2	727.8
Withdrawals from deposit products	(671.3)	(638.9)
Issuance of investment borrowings:
Federal Home Loan Bank	—	132.0
Related to variable interest entities	277.6	30.7
Payments on investment borrowings:
Federal Home Loan Bank	(.4)	(132.4)
Related to variable interest entities	(274.9)	(164.9)
Net cash used by financing activities	(14.4)	(180.7)
Net increase (decrease) in cash and cash equivalents	(11.6)	271.7
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	757.3	668.2
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$745.7	$939.9

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

Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option.  The change in fair value of the income generating investments and investments supporting insurance liabilities is recognized in income from policyholder and other special-purpose portfolios (a component of net investment income). The change in fair value of securities with embedded derivatives is recognized in realized investment gains (losses). Investment income related to investments supporting certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2018 and December 31, 2017, were as follows (dollars in millions):

	June 30, 2018	December 31, 2017
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$2.4	$2.6
Net unrealized gains on all other investments	1,080.2	2,227.3
Adjustment to present value of future profits (a)	(82.4)	(94.0)
Adjustment to deferred acquisition costs	(100.4)	(292.6)
Adjustment to insurance liabilities	(7.5)	(295.8)
Deferred income tax liabilities	(192.1)	(335.4)
Accumulated other comprehensive income	$700.2	$1,212.1
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At June 30, 2018, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(75.8) million, $(28.2) million, $(7.5) million and $25.1 million, respectively, for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At June 30, 2018, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$13,723.1	$897.7	$(225.4)	$14,395.4	$—
United States Treasury securities and obligations of United States government corporations and agencies	150.9	24.5	(.4)	175.0	—
States and political subdivisions	1,880.8	185.1	(2.5)	2,063.4	—
Debt securities issued by foreign governments	84.4	.5	(3.5)	81.4	—
Asset-backed securities	2,600.8	164.6	(7.2)	2,758.2	—
Collateralized debt obligations	457.1	.8	(1.9)	456.0	—
Commercial mortgage-backed securities	1,468.3	15.9	(20.3)	1,463.9	—
Mortgage pass-through securities	1.6	.1	—	1.7	—
Collateralized mortgage obligations	622.5	66.8	(3.4)	685.9	(.8)
Total fixed maturities, available for sale	$20,989.5	$1,356.0	$(264.6)	$22,080.9	$(.8)

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

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$378.5	$384.9
Due after one year through five years	1,666.3	1,720.7
Due after five years through ten years	1,828.2	1,860.5
Due after ten years	11,966.2	12,749.1
Subtotal	15,839.2	16,715.2
Structured securities	5,150.3	5,365.7
Total fixed maturities, available for sale	$20,989.5	$22,080.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2017, by contractual maturity.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$328.1	$335.1
Due after one year through five years	1,947.3	2,052.3
Due after five years through ten years	1,508.7	1,601.3
Due after ten years	11,550.0	13,286.8
Subtotal	15,334.1	17,275.5
Structured securities	5,368.0	5,635.4
Total fixed maturities, available for sale	$20,702.1	$22,910.9

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturity securities, available for sale:
Gross realized gains on sale	$31.9	$21.1	$40.1	$28.1
Gross realized losses on sale	(17.8)	(5.2)	(25.5)	(7.9)
Impairments:
Total other-than-temporary impairment losses	—	(3.6)	—	(6.8)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(.9)	—	(.9)
Net impairment losses recognized	—	(4.5)	—	(7.7)
Net realized investment gains from fixed maturities	14.1	11.4	14.6	12.5
Equity securities, including change in fair value (a)	2.2	—	(10.3)	1.9
Mortgage loans	—	—	—	1.0
Impairments of other investments	—	(.6)	—	(5.8)
Loss on dissolution of a variable interest entity	—	(3.7)	—	(3.7)
Other (a)	(5.3)	8.1	(8.5)	17.2
Net realized investment gains (losses)	$11.0	$15.2	$(4.2)	$23.1
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective periods) were $(4.2) million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively.

During the first six months of 2018, we recognized net realized investment losses of $4.2 million, which were comprised of: (i) $11.8 million of net gains from the sales of investments; (ii) $10.3 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.5 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.2 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the first six months of 2017, we recognized net realized investment gains of $23.1 million, which were comprised of: (i) $28.7 million of net gains from the sales of investments; (ii) a $3.7 million loss on the dissolution of a variable interest entity ("VIE"); (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $9.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (v) $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through earnings.

During the first six months of 2017, a VIE that was required to be consolidated was dissolved. A loss of $3.7 million was recognized representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

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

During the first six months of 2018, the $25.5 million of gross realized losses on sales of $760.2 million of fixed maturity securities, available for sale included: (i) $19.0 million related to various corporate securities; (ii) $3.8 million related to commercial mortgage-backed securities; and (iii) $2.7 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

There were no impairment losses recognized in the first six months of 2018.

During the first six months of 2017, we recognized $13.5 million of impairment losses recorded in earnings which included: (i) $6.3 million of writedowns on fixed maturities in the energy sector; (ii) $5.2 million of writedowns related to a real estate investment; and (iii) $2.0 million of writedowns on other investments.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of June 30, 2018, other-than-temporary impairments included in accumulated other comprehensive income totaled $.8 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.8)	$(5.4)	$(2.8)	$(5.5)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—	—
Less: credit losses on securities sold	2.5	1.5	2.5	1.6
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—	—
Add: credit losses on previously impaired securities	—	(1.0)	—	(1.0)
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.3)	$(4.9)	$(.3)	$(4.9)
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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2018 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$25.4	$(.3)	$.7	$—	$26.1	$(.3)
States and political subdivisions	91.9	(2.1)	14.4	(.4)	106.3	(2.5)
Debt securities issued by foreign governments	54.1	(3.3)	8.0	(.2)	62.1	(3.5)
Corporate securities	4,235.1	(193.8)	259.2	(31.7)	4,494.3	(225.5)
Asset-backed securities	570.7	(5.1)	60.4	(2.1)	631.1	(7.2)
Collateralized debt obligations	279.3	(1.9)	—	—	279.3	(1.9)
Commercial mortgage-backed securities	453.8	(7.7)	187.4	(12.6)	641.2	(20.3)
Mortgage pass-through securities	.1	—	—	—	.1	—
Collateralized mortgage obligations	104.5	(3.4)	2.0	—	106.5	(3.4)
Total fixed maturities, available for sale	$5,814.9	$(217.6)	$532.1	$(47.0)	$6,347.0	$(264.6)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2018, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income for basic and diluted earnings per share	$102.2	$83.4	$186.5	$145.7
Shares:
Weighted average shares outstanding for basic earnings per share	166,098	170,556	166,579	171,994
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	1,880	1,796	2,249	1,714
Weighted average shares outstanding for diluted earnings per share	167,978	172,352	168,828	173,708

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

On August 1, 2018, the Company announced that its wholly-owned subsidiary, Bankers Life and Casualty Company ("Bankers Life"), has entered into an agreement with Wilton Reassurance Company ("Wilton Re") to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Subsequent Events". In anticipation of the reinsurance agreement, the Company will reorganize its business segments to move the block to be ceded from the “Bankers Life segment” to the “Long-term care in run-off segment” in the third quarter of 2018.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$4.8	$5.8	$9.4	$11.8
Health	300.5	308.1	602.7	619.7
Life	105.0	105.2	208.9	206.7
Net investment income (a)	259.5	256.9	497.4	529.8
Fee revenue and other income (a)	10.6	10.6	30.2	21.2
Total Bankers Life revenues	680.4	686.6	1,348.6	1,389.2
Washington National:
Insurance policy income:
Annuities	.2	.5	.7	1.1
Health	164.0	160.1	327.8	319.9
Life	6.8	6.9	13.5	13.6
Net investment income (a)	64.1	66.5	129.5	133.9
Fee revenue and other income (a)	.3	.2	.5	.5
Total Washington National revenues	235.4	234.2	472.0	469.0
Colonial Penn:
Insurance policy income:
Health	.4	.5	.9	1.1
Life	74.1	72.5	147.7	144.9
Net investment income (a)	11.3	11.2	22.3	22.1
Fee revenue and other income (a)	.4	.4	.9	.6
Total Colonial Penn revenues	86.2	84.6	171.8	168.7
Long-term care in run-off:
Insurance policy income - health	4.0	4.5	8.1	9.1
Net investment income (a)	8.6	10.0	17.0	19.7
Total Long-term care in run-off revenues	12.6	14.5	25.1	28.8
Corporate operations:
Net investment income	4.0	7.4	5.2	17.8
Fee and other income	1.5	2.3	3.3	4.7
Total corporate revenues	5.5	9.7	8.5	22.5
Total revenues	$1,020.1	$1,029.6	$2,026.0	$2,078.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Expenses:
Bankers Life:
Insurance policy benefits	$426.1	$419.3	$837.2	$870.5
Amortization	40.0	41.3	87.0	87.6
Interest expense on investment borrowings	7.5	4.8	13.6	9.0
Other operating costs and expenses	110.7	108.6	225.2	219.8
Total Bankers Life expenses	584.3	574.0	1,163.0	1,186.9
Washington National:
Insurance policy benefits	142.5	145.3	280.2	292.0
Amortization	14.4	15.3	28.9	29.6
Interest expense on investment borrowings	2.7	1.5	4.8	2.8
Other operating costs and expenses	50.4	48.5	98.4	97.5
Total Washington National expenses	210.0	210.6	412.3	421.9
Colonial Penn:
Insurance policy benefits	50.6	50.4	107.3	103.1
Amortization	4.1	4.0	8.7	8.0
Interest expense on investment borrowings	.4	.2	.7	.4
Other operating costs and expenses	25.7	22.0	51.2	49.5
Total Colonial Penn expenses	80.8	76.6	167.9	161.0
Long-term care in run-off:
Insurance policy benefits	9.4	12.0	21.4	25.2
Other operating costs and expenses	.1	.8	.6	1.5
Total Long-term care in run-off expenses	9.5	12.8	22.0	26.7
Corporate operations:
Interest expense on corporate debt	11.9	11.6	23.8	23.1
Other operating costs and expenses	19.5	22.9	38.0	44.6
Total corporate expenses	31.4	34.5	61.8	67.7
Total expenses	916.0	908.5	1,827.0	1,864.2
Pre-tax operating earnings by segment:
Bankers Life	96.1	112.6	185.6	202.3
Washington National	25.4	23.6	59.7	47.1
Colonial Penn	5.4	8.0	3.9	7.7
Long-term care in run-off	3.1	1.7	3.1	2.1
Corporate operations	(25.9)	(24.8)	(53.3)	(45.2)
Pre-tax operating earnings	$104.1	$121.1	$199.0	$214.0
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment revenues	$1,020.1	$1,029.6	$2,026.0	$2,078.2
Net realized investment gains (losses)	11.0	15.2	(4.2)	23.1
Revenues related to VIEs	15.2	12.3	32.3	26.5
Consolidated revenues	1,046.3	1,057.1	2,054.1	2,127.8

Total segment expenses	916.0	908.5	1,827.0	1,864.2
Insurance policy benefits - fair value changes in embedded derivative liabilities	(10.4)	7.2	(41.3)	12.7
Amortization related to fair value changes in embedded derivative liabilities	2.1	(1.3)	7.9	(2.4)
Amortization related to net realized investment gains	.4	.3	.4	.3
Expenses related to VIEs	19.4	13.9	33.2	27.8
Fair value changes related to agent deferred compensation plan	(11.0)	—	(11.0)	—
Consolidated expenses	916.5	928.6	1,816.2	1,902.6
Income before tax	129.8	128.5	237.9	225.2
Income tax expense on period income	27.6	45.1	51.4	79.5
Net income	$102.2	$83.4	$186.5	$145.7

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2018	December 31, 2017
Assets:
Other invested assets:
Fixed index call options	$126.0	$170.2
Reinsurance receivables	(5.6)	(1.4)
Total assets	$120.4	$168.8
Liabilities:
Future policy benefits:
Fixed index products	$1,333.3	$1,334.8
Total liabilities	$1,333.3	$1,334.8

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.0 billion at both June 30, 2018 and December 31, 2017.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $124 million in underlying investments held by the ceding reinsurer.

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

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$13.4	$20.3	$7.8	$64.8
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	(1.5)	1.4	(4.2)	2.1
Insurance policy benefits:
Embedded derivative related to fixed index annuities	16.0	2.5	53.0	4.8
Total	$27.9	$24.2	$56.6	$71.7

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2018, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2018 and December 31, 2017 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2018:
Fixed index call options	$126.0	$—	$126.0	$—	$—	$126.0
December 31, 2017:
Fixed index call options	170.2	—	170.2	—	—	170.2

REINSURANCE

The cost of reinsurance ceded totaled $26.1 million and $26.5 million in the second quarters of 2018 and 2017, respectively, and $50.6 million and $52.8 million in the first six months of 2018 and 2017, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $20.8 million and $22.4 million in the second quarters of 2018 and 2017, respectively, and $44.2 million and $46.5 million in the first six months of 2018 and 2017, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $7.0 million and $7.7 million in the second quarters of 2018 and 2017, respectively, and $14.2 million and $15.7 million in the first six months of 2018 and 2017, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.7 million and $11.5 million in the second quarters of 2018 and 2017, respectively, and $18.0 million and $23.5 million in the first six months of 2018 and 2017, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Current tax expense	$15.4	$22.0	$20.7	$42.6
Deferred tax expense	12.2	23.1	30.7	36.9
Income tax expense calculated based on estimated annual effective tax rate	$27.6	$45.1	$51.4	$79.5

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law and enacted a broad range of changes to the Internal Revenue Code (the "Code") including individual and corporate reforms and numerous changes to U.S. international tax provisions. The Tax Reform Act reduces the corporate tax rate to 21 percent from 35 percent effective January 1, 2018, and makes significant changes to the taxation of life insurance companies. Among other things, the Tax Reform Act modifies the computation of life insurance reserves, increases the capitalization rate and extends the amortization period for policy acquisition costs, imposes limitations on the deductibility of performance-based compensation to "covered em

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ployees" and interest expense, and allows for the expensing of certain capital expenditures. For net operating losses ("NOLs") arising after December 31, 2017, the Tax Reform Act limits the ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is prohibited. As a result of the reduction in the federal corporate income tax rate, we reduced the value of our net deferred tax assets by $172.5 million (net of the reduction in the valuation allowance for deferred tax assets) which was recorded as additional income tax expense in the fourth quarter of 2017.

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

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, before discrete items, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2018	2017
U.S. statutory corporate rate	21.0%	35.0%
Non-taxable income and nondeductible benefits, net	(.2)	(1.4)
State taxes	.8	1.7
Estimated annual effective tax rate	21.6%	35.3%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2018	December 31, 2017
Deferred tax assets:
Net federal operating loss carryforwards	$468.7	$489.6
Net state operating loss carryforwards	9.1	9.3
Investments	—	4.3
Insurance liabilities	405.3	415.8
Other	47.5	48.9
Gross deferred tax assets	930.6	967.9
Deferred tax liabilities:
Investments	(3.3)	—
Present value of future profits and deferred acquisition costs	(159.6)	(165.4)
Accumulated other comprehensive income	(194.2)	(337.2)
Gross deferred tax liabilities	(357.1)	(502.6)
Net deferred tax assets before valuation allowance	573.5	465.3
Valuation allowance	(89.1)	(89.1)
Net deferred tax assets	484.4	376.2
Current income taxes prepaid (accrued)	.4	(9.3)
Income tax assets, net	$484.8	$366.9

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

Based on our assessment, it appears more likely than not that $484.4 million of our net deferred tax assets of $573.5 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $89.1 million at June 30, 2018 ($77.4 million of which relates to our net federal operating loss carryforwards and $11.7 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.31 percent at June 30, 2018), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2018, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

As of June 30, 2018, we had $2.2 billion of federal NOLs (all of which were non-life NOLs). The following table summarizes the expiration dates of our loss carryforwards (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,645.3
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal NOLs	$2,231.9

At June 30, 2018, we also had deferred tax assets related to NOLs for state income taxes of $9.1 million.  The related state NOLs are available to offset future state taxable income in certain states through 2025.

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

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018	December 31, 2017
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(9.3)	(10.4)
Direct corporate obligations	$915.7	$914.6

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

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin based on the Company's unsecured debt rating), or a eurodollar rate plus an applicable margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375% to 2.125%, in the case of loans at the eurodollar rate, and 0.375% to 1.125%, in the case of loans at the base rate. At June 30, 2018, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 3.97 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time to time pursuant to a ratings-based pricing grid.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 19.8 percent at June 30, 2018); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 444 percent at June 30, 2018); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,754.7 million at June 30, 2018 compared to the minimum requirement of $2,685.8 million).

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2018 (dollars in millions):

Year ending June 30,
2019	$—
2020	425.0
2021	—
2022	—
2023	—
Thereafter	500.0
$925.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  New guidance effective January 1, 2018, requiring equity investments to be measured at fair value (as described in the note entitled "Recently Issued Accounting Standards - Adopted Accounting Standards") do not apply to FHLB common stock and prohibit such investments from being classified as equity securities subject to the new guidance. Accordingly, we have classified our investment in the FHLB common stock as other invested assets. In order to conform to the current presentation, the prior period investment in the FHLB common stock has been reclassified to other invested assets. At June 30, 2018, the carrying value of the FHLB common stock was $71.1 million.  As of June 30, 2018, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at June 30, 2018, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2018
$50.0	January 2019	Variable rate – 2.768%
50.0	February 2019	Variable rate – 2.420%
100.0	March 2019	Variable rate – 2.565%
21.8	July 2019	Variable rate – 2.578%
15.0	October 2019	Variable rate – 2.879%
50.0	May 2020	Variable rate – 2.593%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 2.960%
100.0	September 2020	Variable rate – 2.751%
50.0	September 2020	Variable rate – 2.762%
75.0	September 2020	Variable rate – 2.454%
100.0	October 2020	Variable rate – 2.431%
50.0	December 2020	Variable rate – 2.701%
100.0	July 2021	Variable rate – 2.898%
100.0	July 2021	Variable rate – 2.868%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 2.893%
125.0	August 2021	Variable rate – 2.571%
50.0	September 2021	Variable rate – 2.859%
22.0	May 2022	Variable rate – 2.668%
100.0	May 2022	Variable rate – 2.406%
10.0	June 2022	Variable rate – 2.941%
50.0	July 2022	Variable rate – 2.707%
50.0	July 2022	Variable rate – 2.739%
50.0	July 2022	Variable rate – 2.739%
50.0	August 2022	Variable rate – 2.753%
50.0	December 2022	Variable rate – 2.600%
50.0	December 2022	Variable rate – 2.600%
24.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,646.3
The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2018, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.1 million.

Interest expense of $19.1 million and $12.2 million in the first six months of 2018 and 2017, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2017	166,858
Treasury stock purchased and retired	(2,998)
Stock options exercised	132	(a)
Restricted and performance stock vested	441	(b)
Balance, June 30, 2018	164,433
____________________

(a)	Such amount was reduced by 69 thousand shares which were tendered to the Company for the payment of the exercise price and required federal and state tax withholdings.

(b)
Such amount was reduced by 235 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first six months of 2018, we repurchased 3.0 million shares of common stock for $60.5 million under our securities repurchase program. The Company had remaining repurchase authority of $325.1 million as of June 30, 2018.

In the first six months of 2018, dividends declared on common stock totaled $32.0 million ($0.19 per common share). In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $2.8 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively.  Amounts amortized totaled $5.1 million and $4.3 million during the six months ended June 30, 2018 and 2017, respectively.  The unamortized balance of deferred sales inducements was $40.2 million and $42.5 million at June 30, 2018 and December 31, 2017, respectively.

OUT-OF-PERIOD ADJUSTMENTS

In the first six months of 2018, we recorded the net effect of out-of-period adjustments related to the calculation of certain insurance liabilities which increased insurance policy benefits by $2.5 million (of which, $1.4 million related to long-term care reserves in the Bankers Life segment and $1.1 million related to a closed block of payout annuities in the Colonial Penn segment), decreased tax expense by $.5 million and decreased our net income by $2.0 million (or 1 cent per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended June 30, 2018
		Impact of	Amounts prior
	As reported	adoption	to adoption
Fee revenue	$6.6	$(1.8)	$8.4
Distribution expense (included in other operating costs and expenses)	.9	(2.3)	3.2
Impact on pre-tax income	$5.7	$.5	$5.2

	Six months ended June 30, 2018
		Impact of	Amounts prior
	As reported	adoption	to adoption
Fee revenue	$22.4	$5.5	$16.9
Distribution expense (included in other operating costs and expenses)	12.4	6.5	5.9
Impact on pre-tax income	$10.0	$(1.0)	$11.0

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
In August 2016, the FASB issued authoritative guidance related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of corporate-owned life insurance policies ("COLI"), distributions received from equity method investees, and others. The guidance was effective for the Company on January 1, 2018. The adoption of this guidance resulted in reclassifications to certain cash receipts and payments within our consolidated statement of cash flows, but had no impact on our consolidated financial position, results of operations or cash flows. Periods prior to the January 1, 2018 adoption date have been restated to reflect the new guidance.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The impact of adopting the cash flow guidance described above was as follows (dollars in millions):

	Six months ended
	June 30, 2017
	Amounts prior to effect of adoption of authoritative guidance	Restricted cash	COLI death benefits	Distributions received from equity method investments	As adjusted
Cash flows from operating activities:
Net investment income	$618.7	$—	$—	$10.7	$629.4
Other operating costs	(391.5)	—	(3.2)	—	(394.7)
Net cash flow from operating activities	278.5	—	(3.2)	10.7	286.0

Cash flows from investing activities:
Sales of investments	891.1	—	—	(10.7)	880.4
Change in cash and cash equivalents held by variable interest entities	(201.8)	201.8	—	—	—
Other	(15.7)	—	3.2	—	(12.5)
Net cash provided (used) by investing activities	(27.9)	201.8	3.2	(10.7)	166.4

Net increase in cash and cash equivalents	69.9	201.8	—	—	271.7
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	478.9	189.3	—	—	668.2
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	548.8	391.1	—	—	939.9

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 39 states and the District of Columbia are currently participating in this examination.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$186.5	$145.7
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	146.7	136.2
Income taxes	21.0	45.8
Insurance liabilities	94.4	222.8
Accrual and amortization of investment income	(58.9)	(124.1)
Deferral of policy acquisition costs	(125.6)	(126.6)
Net realized investment (gains) losses	4.2	(23.1)
Loss on extinguishment of borrowings related to variable interest entities	3.8	—
Other	(28.4)	9.3
Net cash from operating activities	$243.7	$286.0

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2018	2017
Stock options, restricted stock and performance units	$14.1	$12.1

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2018
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,543.3	$—	$1,543.3
Notes receivable of VIEs held by insurance subsidiaries	—	(146.4)	(146.4)
Cash and cash equivalents held by variable interest entities	106.4	—	106.4
Accrued investment income	2.2	—	2.2
Income tax assets, net	3.3	—	3.3
Other assets	10.5	(7.4)	3.1
Total assets	$1,665.7	$(153.8)	$1,511.9
Liabilities:
Other liabilities	$116.8	$(10.3)	$106.5
Borrowings related to variable interest entities	1,418.1	—	1,418.1
Notes payable of VIEs held by insurance subsidiaries	158.7	(158.7)	—
Total liabilities	$1,693.6	$(169.0)	$1,524.6

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2018, such loans had an amortized cost of $1,550.6 million; gross unrealized gains of $3.8 million; gross unrealized losses of $11.1 million; and an estimated fair value of $1,543.3 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.1	$5.0
Due after one year through five years	511.6	509.0
Due after five years through ten years	1,033.9	1,029.3
Total	$1,550.6	$1,543.3

During the first six months of 2018, the VIEs recognized net realized investment losses of $2.9 million from the sales of fixed maturities. During the first six months of 2017, the VIEs recognized net realized investment losses of $1.8 million, which were comprised of: (i) $2.3 million of net gains from the sales of fixed maturities; (ii) a $3.7 million loss on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At June 30, 2018, there were no investments held by the VIEs that were in default.

During the first six months of 2018, $44.0 million of investments held by VIEs were sold which resulted in gross investment losses (before income taxes) of $3.1 million. During the first six months of 2017, $72.8 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $1.8 million.

At June 30, 2018, the VIEs held: (i) investments with a fair value of $937.0 million and gross unrealized losses of $8.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $52.3 million and gross unrealized losses of $2.4 million that had been in an unrealized loss position for twelve months or greater.

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

At June 30, 2018, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $508.6 million (classified as other invested assets).  At June 30, 2018, we had unfunded commitments to these partnerships and hedge funds totaling $252.1 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first six months of 2018 and 2017.

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

Third-party pricing services normally derive security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recently reported trades, the third-party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes: (i) a review of the methodology used by third-party pricing services;

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 31 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2018 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,213.5	$181.9	$14,395.4
United States Treasury securities and obligations of United States government corporations and agencies	—	175.0	—	175.0
States and political subdivisions	—	2,063.4	—	2,063.4
Debt securities issued by foreign governments	—	77.5	3.9	81.4
Asset-backed securities	—	2,739.8	18.4	2,758.2
Collateralized debt obligations	—	456.0	—	456.0
Commercial mortgage-backed securities	—	1,463.9	—	1,463.9
Mortgage pass-through securities	—	1.7	—	1.7
Collateralized mortgage obligations	—	685.9	—	685.9
Total fixed maturities, available for sale	—	21,876.7	204.2	22,080.9
Equity securities - corporate securities	226.2	130.4	9.5	366.1
Trading securities:
Asset-backed securities	—	92.3	—	92.3
Commercial mortgage-backed securities	—	98.2	—	98.2
Collateralized mortgage obligations	—	63.7	—	63.7
Total trading securities	—	254.2	—	254.2
Investments held by variable interest entities - corporate securities	—	1,543.3	—	1,543.3
Other invested assets - derivatives	—	126.0	—	126.0
Assets held in separate accounts	—	4.8	—	4.8
Total assets carried at fair value by category	$226.2	$23,935.4	$213.7	$24,375.3

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,333.3	$1,333.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2018
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,646.9	$1,646.9	$1,649.4
Policy loans	—	—	116.0	116.0	116.0
Other invested assets:
Company-owned life insurance	—	182.0	—	182.0	182.0
Cash and cash equivalents:
Unrestricted	639.2	.1	—	639.3	639.3
Held by variable interest entities	106.4	—	—	106.4	106.4
Liabilities:
Policyholder account balances	—	—	11,349.7	11,349.7	11,349.7
Investment borrowings	—	1,647.4	—	1,647.4	1,646.3
Borrowings related to variable interest entities	—	1,428.4	—	1,428.4	1,418.1
Notes payable – direct corporate obligations	—	923.3	—	923.3	915.7

	December 31, 2017
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,677.3	$1,677.3	$1,650.6
Policy loans	—	—	116.0	116.0	116.0
Other invested assets:
Company-owned life insurance	—	182.3	—	182.3	182.3
Cash and cash equivalents:
Unrestricted	578.4	—	—	578.4	578.4
Held by variable interest entities	178.9	—	—	178.9	178.9
Liabilities:
Policyholder account balances	—	—	11,220.7	11,220.7	11,220.7
Investment borrowings	—	1,648.8	—	1,648.8	1,646.7
Borrowings related to variable interest entities	—	1,432.9	—	1,432.9	1,410.7
Notes payable – direct corporate obligations	—	962.3	—	962.3	914.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2018 (dollars in millions):

	June 30, 2018
	Beginning balance as of March 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2018	Amount of total gains (losses) for the three months ended June 30, 2018 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$200.1	$(6.9)	$.1	$(.8)	$4.4	$(15.0)	$181.9	$—
Debt securities issued by foreign governments	3.8	—	—	.1	—	—	3.9	—
Asset-backed securities	17.6	5.9	—	(.1)	—	(5.0)	18.4	—
Collateralized debt obligations	15.3	—	—	—	—	(15.3)	—	—
Total fixed maturities, available for sale	236.8	(1.0)	.1	(.8)	4.4	(35.3)	204.2	—
Equity securities - corporate securities	21.4	(10.9)	(1.0)	—	—	—	9.5	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,315.4)	(33.9)	16.0	—	—	—	(1,333.3)	16.0

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2018 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.1	$(7.0)	$—	$—	$(6.9)
Asset-backed securities	6.0	(.1)	—	—	5.9
Total fixed maturities, available for sale	6.1	(7.1)	—	—	(1.0)
Equity securities - corporate securities	—	(10.9)	—	—	(10.9)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(44.1)	3.2	(11.9)	18.9	(33.9)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2018 (dollars in millions):

	June 30, 2018
	Beginning balance as of December 31, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2018	Amount of total gains (losses) for the six months ended June 30, 2018 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$230.4	$3.7	$1.3	$(3.2)	$—	$(50.3)	$181.9	$—
Debt securities issued by foreign governments	3.9	—	—	—	—	—	3.9	—
Asset-backed securities	24.2	(5.2)	—	(.6)	—	—	18.4	—
Total fixed maturities, available for sale	258.5	(1.5)	1.3	(3.8)	—	(50.3)	204.2	—
Equity securities - corporate securities	21.2	(10.9)	(.8)	—	—	—	9.5	—
Investments held by variable interest entities - corporate securities	4.9	—	—	—	—	(4.9)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,334.8)	(51.5)	53.0	—	—	—	(1,333.3)	53.0

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2018 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$15.6	$(11.9)	$—	$—	$3.7
Asset-backed securities	6.0	(11.2)	—	—	(5.2)
Total fixed maturities, available for sale	21.6	(23.1)	—	—	(1.5)
Equity securities - corporate securities	—	(10.9)	—	—	(10.9)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(83.3)	6.9	(14.1)	39.0	(51.5)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2018, 59 percent of our Level 3 fixed maturities, available for sale, were investment grade and 89 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2018 (dollars in millions):

	Fair value at June 30, 2018	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$119.5	Discounted cash flow analysis	Discount margins	1.40% - 9.23% (3.97%)
Corporate securities (b)	5.4	Recovery method	Percent of recovery expected	0% - 63.95% (59.42%)
Asset-backed securities (c)	12.5	Discounted cash flow analysis	Discount margins	1.98%
Equity securities (d)	1.2	Market comparables	EBITDA multiples	1.1X
Equity securities (e)	8.2	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (f)	66.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	213.7
Liabilities:
Future policy benefits (g)	1,333.3	Discounted projected embedded derivatives	Projected portfolio yields	5.15% - 5.61% (5.60%)
			Discount rates	1.18% - 2.66% (2.41%)
			Surrender rates	1.20% - 46.40% (12.30%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

SUBSEQUENT EVENTS

On August 1, 2018, the Company announced that its wholly-owned subsidiary, Bankers Life, has entered into an agreement with Wilton Re to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of approximately $2.7 billion) through 100% indemnity coinsurance. Bankers Life will pay a ceding commission of $825 million to reinsure the block, funded through excess capital in the insurance subsidiaries and at the holding company.

The transaction is subject to customary and other closing conditions and certain regulatory approvals and is expected to close no later than the end of 2018. On the closing date of the proposed transaction, Bankers Life will transfer to Wilton Re assets equal to the statutory liabilities supporting the block plus the ceding commission (subject to a customary post-closing adjustment). In anticipation of the reinsurance agreement, the Company will reorganize its business segments to move the block to be ceded from the “Bankers Life segment” to the “Long-term care in run-off segment” in the third quarter of 2018. Once resegmented, the Company will evaluate and test for loss recognition separately for the ceded block included in the "Long-term care in run-off segment".

Prior to the end of 2018, CNO expects to recognize a charge related to the transaction of approximately $650 million, net of taxes and the gain recognized on the assets transferred to Wilton Re. The charge is primarily attributable to loss recognition on the block due to the ceding commission. Including cash flows related to reinsurance in loss recognition testing is consistent with the Company's past practices and policies.

In addition to the reinsurance agreement, Bankers Life or another CNO company will enter into certain other agreements with Wilton Re, including a trust agreement, an administrative services agreement and a transition services agreement.

Wilton Re will establish and maintain a trust account for the benefit of Bankers Life to secure its obligations under the coinsurance agreement. The trust account will be required to hold qualified assets with book values equal to the statutory liabilities of the block plus an additional amount, initially $500 million, which declines over time.

CNO also announced that in the third quarter of 2018, its insurance subsidiaries will cease sales of home health care only long-term care policies, and comprehensive and nursing home long-term care policies with benefit periods exceeding three years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2018, and its consolidated results of operations for the six months ended June 30, 2018 and 2017, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

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

•
mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates, changes in the health care market and other factors which may affect the profitability of our insurance products;

•	changes in our assumptions related to deferred acquisition costs or the present value of future profits;

•	the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on their value;

•	changes to our estimates of the impact of comprehensive federal tax legislation related to the Tax Reform Act;

•	our assumption that the positions we take on our tax return filings will not be successfully challenged by the Internal Revenue Service;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

•	changes in accounting principles and the interpretation thereof;

•	our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

On August 1, 2018, the Company announced that its wholly-owned subsidiary, Bankers Life, has entered into an agreement with Wilton Re to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Subsequent Events". In anticipation of the reinsurance agreement, the Company will reorganize its business segments to move the block to be ceded from the “Bankers Life segment” to the “Long-term care in run-off segment” in the third quarter of 2018.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three and six months ending June 30, 2018 and 2017 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$96.1	$112.6	$185.6	$202.3
Washington National	25.4	23.6	59.7	47.1
Colonial Penn	5.4	8.0	3.9	7.7
Long-term care in run-off	3.1	1.7	3.1	2.1
Adjusted EBIT from business segments	130.0	145.9	252.3	259.2
Corporate operations, excluding corporate interest expense	(14.0)	(13.2)	(29.5)	(22.1)
Adjusted EBIT	116.0	132.7	222.8	237.1
Corporate interest expense	(11.9)	(11.6)	(23.8)	(23.1)
Operating earnings before taxes	104.1	121.1	199.0	214.0
Tax expense on operating income	22.2	42.5	43.2	75.6
Net operating income (a)	81.9	78.6	155.8	138.4
Net realized investment gains (losses) (net of related amortization)	10.6	14.9	(4.6)	22.8
Fair value changes in embedded derivative liabilities (net of related amortization)	8.3	(5.9)	33.4	(10.3)
Fair value changes related to agent deferred compensation plan	11.0	—	11.0	—
Other	(4.2)	(1.6)	(.9)	(1.3)
Non-operating income before taxes	25.7	7.4	38.9	11.2
Income tax expense on non-operating income	5.4	2.6	8.2	3.9
Net non-operating income	20.3	4.8	30.7	7.3
Net income	$102.2	$83.4	$186.5	$145.7
Per diluted share:
Net operating income	$.49	$.45	$.92	$.80
Net realized investment gains (losses) (net of related amortization and taxes)	.05	.06	(.02)	.09
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.04	(.02)	.16	(.04)
Fair value changes related to agent deferred compensation plan (net of taxes)	.05	—	.05	—
Other	(.02)	(.01)	(.01)	(.01)
Net income	$.61	$.48	$1.10	$.84

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$96.1	$112.6	$185.6	$202.3
Washington National	25.4	23.6	59.7	47.1
Colonial Penn	5.4	8.0	3.9	7.7
Long-term care in run-off	3.1	1.7	3.1	2.1
Corporate operations	(25.9)	(24.8)	(53.3)	(45.2)
	104.1	121.1	199.0	214.0
Net realized investment gains (losses), net of related amortization:
Bankers Life	10.6	13.5	3.9	15.2
Washington National	3.2	4.1	(1.4)	6.1
Colonial Penn	—	(.1)	(.4)	(.2)
Long-term care in run-off	(.4)	1.4	.2	1.1
Corporate operations	(2.8)	(4.0)	(6.9)	.6
	10.6	14.9	(4.6)	22.8
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	8.2	(5.9)	33.0	(10.3)
Washington National	.1	—	.4	—
	8.3	(5.9)	33.4	(10.3)
Earnings attributable to VIEs:
Corporate operations	(4.2)	(1.6)	(.9)	(1.3)

Fair value changes related to agent deferred compensation plan:
Corporate operations	11.0	—	11.0	—

Income (loss) before income taxes:
Bankers Life	114.9	120.2	222.5	207.2
Washington National	28.7	27.7	58.7	53.2
Colonial Penn	5.4	7.9	3.5	7.5
Long-term care in run-off	2.7	3.1	3.3	3.2
Corporate operations	(21.9)	(30.4)	(50.1)	(45.9)
Income before income taxes	$129.8	$128.5	$237.9	$225.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premium collections:
Annuities	$287.0	$264.3	$538.4	$521.8
Medicare supplement and other supplemental health	291.5	298.9	597.4	614.9
Life	118.5	117.4	233.7	231.7
Total collections	$697.0	$680.6	$1,369.5	$1,368.4
Average liabilities for insurance products:
Fixed index annuities	$5,693.6	$5,050.7	$5,629.1	$4,961.1
Fixed interest annuities	2,630.3	2,934.9	2,672.0	2,973.6
SPIAs and supplemental contracts:
Mortality based	148.3	162.2	150.4	163.5
Deposit based	144.9	149.8	144.9	150.7
Health:
Long-term care	4,948.7	4,946.6	5,002.4	4,906.3
Medicare supplement	311.6	337.0	318.1	340.2
Other health	59.5	55.4	59.1	54.8
Life:
Interest sensitive	821.7	772.1	815.1	764.7
Non-interest sensitive	1,151.3	1,081.0	1,143.0	1,071.6
Total average liabilities for insurance products, net of reinsurance ceded	$15,909.9	$15,489.7	$15,934.1	$15,386.5
Revenues:
Insurance policy income	$410.3	$419.1	$821.0	$838.2
Net investment income:
General account invested assets	247.0	237.7	490.1	468.8
Fixed index products	12.5	19.2	7.3	61.0
Fee revenue and other income	10.6	10.6	30.2	21.2
Total revenues	680.4	686.6	1,348.6	1,389.2
Expenses:
Insurance policy benefits	370.0	357.6	743.7	725.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	24.6	26.5	49.5	53.0
Cost of options to fund index credits, net of forfeitures	20.3	16.2	37.4	31.1
Market value changes credited to policyholders	11.2	19.0	6.6	61.2
Amortization related to operations	40.0	41.3	87.0	87.6
Interest expense on investment borrowings	7.5	4.8	13.6	9.0
Other operating costs and expenses	110.7	108.6	225.2	219.8
Total benefits and expenses	584.3	574.0	1,163.0	1,186.9
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	96.1	112.6	185.6	202.3
Net realized investment gains	11.0	13.8	4.3	15.5
Amortization related to net realized investment gains	(.4)	(.3)	(.4)	(.3)
Net realized investment gains, net of related amortization	10.6	13.5	3.9	15.2
Insurance policy benefits - fair value changes in embedded derivative liabilities	10.0	(7.2)	40.1	(12.6)
Amortization related to fair value changes in embedded derivative liabilities	(1.8)	1.3	(7.1)	2.3
Fair value changes in embedded derivative liabilities, net of related amortization	8.2	(5.9)	33.0	(10.3)
Income before income taxes	$114.9	$120.2	$222.5	$207.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Health benefit ratios:
All health lines:
Insurance policy benefits	$292.7	$281.2	$580.0	$571.7
Benefit ratio (a)	97.4%	91.3%	96.2%	92.3%
Medicare supplement:
Insurance policy benefits	$140.6	$136.9	$281.8	$274.1
Benefit ratio (a)	73.1%	70.4%	73.2%	70.2%
Long-term care:
Insurance policy benefits	$152.1	$144.3	$298.2	$297.6
Benefit ratio (a)	140.6%	126.9%	137.0%	129.8%
Interest-adjusted benefit ratio (b)	76.5%	66.2%	73.4%	69.4%
______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $69.3 million and $69.0 million in the three months ended June 30, 2018 and 2017, respectively, and was $138.5 million and $138.5 million in the six months ended June 30, 2018 and 2017, respectively.

Total premium collections were $697.0 million in the second quarter of 2018, up 2.4 percent from 2017, and were $1,369.5 million in the first six months of 2018, up slightly from 2017. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $15.9 billion in the second quarter of 2018, up 2.7 percent from 2017, and were $15.9 billion in the first six months of 2018, up 3.6 percent from 2017. Such average liabilities for long-term care products were increased by $31 million and $72 million in the second quarters of 2018 and 2017,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

respectively, and $90 million and $37 million in the first six months of 2018 and 2017, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income. Excluding the impact of the aforementioned item, the increase in average liabilities for insurance products was primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $247.0 million in the second quarter of 2018, up 3.9 percent from 2017, and was $490.1 million in the first six months of 2018, up 4.5 percent from 2017. In the three and six months ended June 30, 2018, net investment income reflects $5.5 million and $13.9 million, respectively, of higher investment income from alternative investments compared to the 2017 periods. Such increases reflect higher returns from credit, private equity, and equity related strategies and a larger average alternative investment portfolio in the 2018 periods. Prepayment income (including call premiums) was $3.4 million and $7.3 million in the second quarters of 2018 and 2017, respectively, and was $6.9 million and $7.8 million in the first six months of 2018 and 2017, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income related to fixed index products was $12.5 million and $19.2 million in the second quarters of 2018 and 2017, respectively, and was $7.3 million and $61.0 million in the first six months of 2018 and 2017, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $10.6 million in both the second quarters of 2018 and 2017, and was $30.2 million and $21.2 million in the first six months of 2018 and 2017, respectively. The increase in the first six months of 2018 is primarily due to the adoption of the new revenue recognition guidance which was effective January 1, 2018. The new guidance accelerated the recognition of fee revenue related to various distribution and marketing agreements pursuant to which Bankers Life's career agents distribute third party products including prescription drug and Medicare Advantage plans. The annual fee income earned during a calendar year will not change, but the amount recognized during each quarterly period will vary based on the sales of such products. Fee revenue earned under such agreements was $22.4 million in the first six months of 2018 (of which, $5.5 million was recognized pursuant to the new guidance) compared to $14.6 million in the first six months of 2017.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 73.1 percent and 70.4 percent in the second quarters of 2018 and 2017, respectively, and were 73.2 percent and 70.2 percent in the first six months of 2018 and 2017, respectively. The benefit ratio in the 2018 periods reflected lower margins due to the implementation of the Medicare crossover claims process and favorable claim experience in the 2017 periods. The Medicare crossover process is a claims payment platform that provides for straight through processing of provider claims. As expected, this new process increased the reporting of smaller claims, resulting in a higher benefit ratio in the first six months of 2018. Implementation of this process is expected to increase efficiency, improve payment accuracy and increase customer satisfaction over time. We continue to expect the Medicare supplement benefit ratio to be in the range of 71 percent to 74 percent during the remainder of 2018.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 140.6 percent and 126.9 percent in the second quarters of 2018 and 2017, respectively, and was 137.0 percent and 129.8 percent in the first six months of 2018 and 2017, respectively.  The interest-adjusted benefit ratio on this business was 76.5 percent and 66.2 percent in the second quarters of 2018 and 2017, respectively, and was 73.4 percent and 69.4 percent in the first six months of 2018 and 2017, respectively.  The interest-adjusted benefit ratio in the first six months of 2018 was favorably impacted by reserve releases of $2.6 million related to policyholder decisions to surrender or reduce coverage following rate increases (such amount was not significant in the second quarter of 2018 and had no impact on the interest-adjusted benefit ratio). The interest-adjusted benefit ratio in the second quarter of 2017 was favorably impacted by $9.4 million of one-time reserve releases which was comprised of: (i) $6.5 million related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $1.7 million related to an out-of-period adjustment that reduced reserves; and (iii) $1.2 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the second quarters of 2018 and 2017, excluding any favorable reserve releases, was 76.5 percent and 74.4 percent, respectively. The interest-adjusted benefit ratio in the second quarter of 2018 reflected unfavorable claim experience. The interest-adjusted benefit ratio in the first six months of 2018 and 2017 was favorably impacted by the aforementioned reserve releases of $2.6 million and $11 million, respectively. The interest-adjusted benefit ratio in the first six months of 2018 and 2017, excluding these favorable reserve releases, was 74.6 percent and 74.3 percent, respectively. Given the long-term care coinsurance agreement described in the note to the consolidated financial statements entitled "Subsequent Events", we are not currently providing guidance on the interest-adjusted benefit ratio for this segment's long-term care block.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $24.6 million and $26.5 million in the second quarters of 2018 and 2017, respectively, and were $49.5 million and $53.0 million in the first six months of 2018 and 2017, respectively. The weighted average crediting rate for these products was 2.8 percent in both the second quarters of 2018 and 2017 and both the first six months of 2018 and 2017. The average liabilities of the fixed interest annuity block were $2.7 billion and $3.0 billion in the first six months of 2018 and 2017, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $40.0 million and $41.3 million in the second quarters of 2018 and 2017, respectively, and was $87.0 million and $87.6 million in the first six months of 2018 and 2017, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2018 periods is primarily due to higher interest rates on the variable rate investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $110.7 million in the second quarter of 2018, up 1.9 percent from 2017, and were $225.2 million in the first six months of 2018, up 2.5 percent from 2017. In order to be consistent with the additional fee revenue recognized in the first six months of 2018 pursuant to the new guidance described above under fee revenue and other income, we recognized additional distribution expense of $6.5 million (included in other operating expenses) related to the sales of such third party products. Such distribution expenses in the 2017 periods were amortized using a method that was different than the method of recognizing revenues. The annual distribution expense incurred during the calendar year will not change as a result of the adoption of the new guidance, but the amount recognized each quarterly period will correspond directly with the fee revenue recognized. Other operating costs and expenses in the first six months of 2017 include $3.5 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty Network America Insurance Company ("Penn Treaty"). Other operating costs and expenses include the following (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Commission expense and agent manager benefits	$18.5	$17.9	$36.0	$36.2
Other operating expenses	92.2	90.7	189.2	183.6
Total	$110.7	$108.6	$225.2	$219.8

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2018, we recognized net realized investment gains of $4.3 million, which were comprised of: (i) $9.4 million of net gains from the sales of investments; (ii) a $4.1 million unfavorable change in the fair value of equity securities; and (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.0 million. During the first six months of 2017, we recognized net realized investment gains of $15.5 million, which were comprised of: (i) $8.2 million of net gains from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.3 million.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.4 million and $.3 million in the second quarters of 2018 and 2017, respectively, and $.4 million and $.3 million in the first six months of 2018 and 2017, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premium collections:
Supplemental health and other health	$152.5	$147.4	$308.2	$298.0
Medicare supplement	11.5	12.6	24.0	27.0
Life	8.4	7.3	16.0	15.2
Annuity	.4	.2	.8	.4
Total collections	$172.8	$167.5	$349.0	$340.6
Average liabilities for insurance products:
Fixed index annuities	$286.5	$317.8	$290.9	$321.9
Fixed interest annuities	91.4	99.2	92.6	100.0
SPIAs and supplemental contracts:
Mortality based	221.2	232.3	224.0	232.9
Deposit based	270.3	269.4	270.1	270.7
Separate Accounts	4.8	4.6	4.8	4.6
Health:
Supplemental health	2,849.8	2,715.8	2,832.3	2,698.0
Medicare supplement	21.0	25.4	21.5	26.1
Other health	11.9	13.8	12.2	13.8
Life:
Interest sensitive	149.4	149.0	149.5	149.1
Non-interest sensitive	166.9	173.2	170.6	174.3
Total average liabilities for insurance products, net of reinsurance ceded	$4,073.2	$4,000.5	$4,068.5	$3,991.4
Revenues:
Insurance policy income	$171.0	$167.5	$342.0	$334.6
Net investment income:
General account invested assets	63.4	64.8	128.8	128.2
Fixed index products	.9	1.2	.5	3.8
Trading account income related to policyholder accounts	(.2)	.5	.2	1.9
Fee revenue and other income	.3	.2	.5	.5
Total revenues	235.4	234.2	472.0	469.0
Expenses:
Insurance policy benefits	136.7	139.9	270.8	277.7
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.2	3.2	6.3	6.5
Cost of options to fund index credits, net of forfeitures	1.3	1.0	2.2	2.0
Market value changes credited to policyholders	1.3	1.2	.9	5.8
Amortization related to operations	14.4	15.3	28.9	29.6
Interest expense on investment borrowings	2.7	1.5	4.8	2.8
Other operating costs and expenses	50.4	48.5	98.4	97.5
Total benefits and expenses	210.0	210.6	412.3	421.9
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	25.4	23.6	59.7	47.1
Net realized investment gains (losses)	3.2	4.1	(1.4)	6.1
Amortization related to net realized investment gains (losses)	—	—	—	—
Net realized investment gains (losses), net of related amortization	3.2	4.1	(1.4)	6.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	.4	—	1.2	(.1)
Amortization related to fair value changes in embedded derivative liabilities	(.3)	—	(.8)	.1
Fair value changes in embedded derivative liabilities, net of related amortization	.1	—	.4	—
Income before income taxes	$28.7	$27.7	$58.7	$53.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Health benefit ratios:
Supplemental health and other:
Insurance policy benefits	$122.6	$123.6	$241.1	$246.8
Benefit ratio (a)	80.7%	84.5%	79.5%	84.5%
Interest-adjusted benefit ratio (b)	56.6%	60.4%	55.5%	60.5%
Medicare supplement:
Insurance policy benefits	$8.9	$9.7	$17.3	$19.2
Benefit ratio (a)	74.0%	70.4%	70.2%	68.6%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $36.6 million and $35.2 million in the three months ended June 30, 2018 and 2017, respectively, and was $72.8 million and $70.1 million in the six months ended June 30, 2018 and 2017, respectively.

Total premium collections were $172.8 million in the second quarter of 2018, up 3.2 percent from 2017, and were $349.0 million in the first six months of 2018, up 2.5 percent from 2017, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.1 billion in the second quarter of 2018, up 1.8 percent from 2017, and were $4.1 billion in the first six months of 2018, up 1.9 percent from 2017, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income has increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $63.4 million in the second quarter of 2018, down 2.2 percent from 2017, and was $128.8 million in the first six months of 2018, up .5 percent from 2017. Prepayment income (including call premiums) was $.3 million and $1.9 million in the second quarters of 2018 and 2017, respectively, and was $1.0 million and $2.1 million in the first six months of 2018 and 2017, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income related to fixed index products was $.9 million and $1.2 million in the second quarters of 2018 and 2017, respectively and was $.5 million and $3.8 million in the first six months of 2018 and 2017, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $29.2 million and $22.7 million in the second quarters of 2018 and 2017, respectively, and were $62.0 million and $45.1 million in the first six months of 2018 and 2017, respectively. The increase in margins on this block of business reflects higher insurance policy income due to higher sales and favorable claims and favorable development of prior-period claim reserves in the 2018 periods. The interest-adjusted benefit ratio on this supplemental health business was 56.6 percent and 60.4 percent in the second quarters of 2018 and 2017, respectively, and was 55.5 percent and 60.5 percent in the first six months of 2018 and 2017, respectively. Based on continued favorable experience, we are lowering the expected supplemental health interest-adjusted benefit ratio to be in the range of 56 percent to 59 percent (from 58 percent to 61 percent) for the remainder of 2018.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $3.2 million and $4.0 million in the second quarters of 2018 and 2017, respectively, and were $7.4 million and $8.8 million in the first six months of 2018 and 2017, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.2 million in both the second quarters of 2018 and 2017 and were $6.3 million and $6.5 million in the first six months of 2018 and 2017, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $14.4 million and $15.3 million in the second quarters of 2018 and 2017, respectively, and was $28.9 million and $29.6 million in the first six months of 2018 and 2017, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2018 periods is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $50.4 million and $48.5 million in the second quarters of 2018 and 2017, respectively, and were $98.4 million and $97.5 million in the first six months of 2018 and 2017, respectively. Such expenses in the first six months of 2017 include $1.3 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty. Other operating costs and expenses also include commission expense of $18.7 million and $17.0 million in the second quarters of 2018 and 2017, respectively, and $36.5 million and $34.1 million in the first six months of 2018 and 2017, respectively.

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2018, we recognized net realized investment losses of $1.4 million, which were comprised of: (i) $4.7 million of net gains from the sales of investments; (ii) a $1.8 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.2 million. During the first six months of 2017, we recognized net realized investment gains of $6.1 million, which were comprised of: (i) $2.6 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $1.9 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (iv) $.5 million of writedowns of investments for other than temporary declines in fair value recognized through earnings.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield (or when we have the intent to sell the impaired investments before an anticipated recovery in value occurs), we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. There was no such amortization expense in the 2018 and 2017 periods.

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

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premium collections:
Life	$73.4	$71.9	$148.2	$145.9
Supplemental health	.4	.6	.9	1.1
Total collections	$73.8	$72.5	$149.1	$147.0
Average liabilities for insurance products:
SPIAs - mortality based	$70.1	$72.7	$71.0	$72.6
Health:
Medicare supplement	5.1	5.7	5.2	5.9
Other health	3.8	4.1	3.8	4.1
Life:
Interest sensitive	15.0	15.6	15.1	15.7
Non-interest sensitive	736.0	714.9	734.4	711.5
Total average liabilities for insurance products, net of reinsurance ceded	$830.0	$813.0	$829.5	$809.8
Revenues:
Insurance policy income	$74.5	$73.0	$148.6	$146.0
Net investment income on general account invested assets	11.3	11.2	22.3	22.1
Fee revenue and other income	.4	.4	.9	.6
Total revenues	86.2	84.6	171.8	168.7
Expenses:
Insurance policy benefits	50.5	50.2	107.0	102.8
Amounts added to annuity and interest-sensitive life product account balances	.1	.2	.3	.3
Amortization related to operations	4.1	4.0	8.7	8.0
Interest expense on investment borrowings	.4	.2	.7	.4
Other operating costs and expenses	25.7	22.0	51.2	49.5
Total benefits and expenses	80.8	76.6	167.9	161.0
Loss before net realized investment losses and income taxes	5.4	8.0	3.9	7.7
Net realized investment losses	—	(.1)	(.4)	(.2)
Loss before income taxes	$5.4	$7.9	$3.5	$7.5

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2018 in the range of $10 million to $20 million.

Total premium collections were $73.8 million in the second quarter of 2018, up 1.8 percent from 2017, and were $149.1 million in the first six months of 2018, up 1.4 percent from 2017. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets in the 2018 periods was comparable to the corresponding periods in 2017.

Insurance policy benefits in the first six months of 2018, as compared to the first six months of 2017, reflect: (i) unfavorable mortality experience in the life block; and (ii) a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities in the first quarter of 2018.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in the 2018 periods as compared to the corresponding periods in 2017. The demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices. In addition, lower than anticipated telesales agent counts resulted in the need for a lower number of leads from television advertising, which contributed to lower planned spending in the first quarter of 2018. Marketing expenses increased in the second quarter of 2018 due to cost-effective lead investments and higher telesales agent counts.

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2018, we recognized net realized investment losses of $.4 million, which were comprised of: (i) $.2 million of net losses from the sales of investments; and (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million. During the first six months of 2017, we recognized net realized investment losses of $.2 million, which were comprised of: (i) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.3 million; and (ii) $.5 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$62.9	$60.2	$125.4	$119.8
Net investment income and other	11.7	11.6	23.2	22.7
Total revenues	74.6	71.8	148.6	142.5
Benefits and expenses:
Insurance policy benefits	43.5	42.6	93.2	87.2
Amortization	4.0	3.8	8.4	7.6
Other expenses	9.0	8.0	17.8	16.2
Total benefits and expenses	56.5	54.4	119.4	111.0
Adjusted EBIT from In-Force Business	$18.1	$17.4	$29.2	$31.5

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$11.6	$12.8	$23.2	$26.2
Net investment income and other	—	—	—	—
Total revenues	11.6	12.8	23.2	26.2
Benefits and expenses:
Insurance policy benefits	7.1	7.8	14.1	15.9
Amortization	.1	.2	.3	.4
Other expenses	17.1	14.2	34.1	33.7
Total benefits and expenses	24.3	22.2	48.5	50.0
Adjusted EBIT from New Business	$(12.7)	$(9.4)	$(25.3)	$(23.8)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$74.5	$73.0	$148.6	$146.0
Net investment income and other	11.7	11.6	23.2	22.7
Total revenues	86.2	84.6	171.8	168.7
Benefits and expenses:
Insurance policy benefits	50.6	50.4	107.3	103.1
Amortization	4.1	4.0	8.7	8.0
Other expenses	26.1	22.2	51.9	49.9
Total benefits and expenses	80.8	76.6	167.9	161.0
Adjusted EBIT from In-Force and New Business	$5.4	$8.0	$3.9	$7.7

The Adjusted EBIT from in-force business in the Colonial Penn segment decreased in the first six months of 2018, as compared to the same period in 2017, reflecting: (i) unfavorable mortality experience in the life block; and (ii) a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities in the first quarter of 2018. The Adjusted EBIT from new business in the Colonial Penn segment in the 2018 periods primarily reflects lower new sales and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

Long-term care in run-off (dollars in millions)

In September 2016, we terminated certain reinsurance agreements and recaptured the ceded business. The long-term care in run-off segment is comprised of the long-term care business that was recaptured.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premium collections:
Long-term care (all renewal)	$4.0	$4.4	$8.1	$9.0

Average liabilities for insurance products:
Average liabilities for long-term care products	$544.1	$573.2	$553.2	$566.9

Revenues:
Insurance policy income	$4.0	$4.5	$8.1	$9.1
Net investment income on general account invested assets	8.6	10.0	17.0	19.7
Total revenues	12.6	14.5	25.1	28.8
Expenses:
Insurance policy benefits	9.4	12.0	21.4	25.2
Other operating costs and expenses	.1	.8	.6	1.5
Total benefits and expenses	9.5	12.8	22.0	26.7
Income (loss) before net realized investment gains (losses) and income taxes	3.1	1.7	3.1	2.1
Net realized investment gains (losses)	(.4)	1.4	.2	1.1
Income before income taxes	$2.7	$3.1	$3.3	$3.2

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Health benefit ratios:
Long-term care:
Insurance policy benefits	$9.4	$12.0	$21.4	$25.2
Benefit ratio (a)	236.0%	268.2%	264.9%	277.5%
Interest-adjusted benefit ratio (b)	57.3%	104.6%	88.0%	116.6%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $7.1 million and $7.3 million in the three months ended June 30, 2018 and 2017, respectively, and was $14.3 million and $14.6 million in the six months ended June 30, 2018 and 2017, respectively.

Average liabilities for long-term care products were increased by $6 million and $22 million in the three months ended June 30, 2018 and 2017, respectively, and $13 million and $15 million in the first six months of 2018 and 2017, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy benefits were $9.4 million and $12.0 million in the second quarters of 2018 and 2017, respectively, and were $21.4 million and $25.2 million in the first six months of 2018 and 2017, respectively. The interest-adjusted benefit ratio for this long-term care block was 57.3 percent and 104.6 percent in the second quarters of 2018 and 2017, respectively, and was 88.0 percent and 116.6 percent in the first six months of 2018 and 2017, respectively. The interest-adjusted benefit ratio in the second quarter of 2018 reflected favorable claim development. Our 2017 comprehensive actuarial review of this block reflected relatively low margins. Accordingly, this segment's results can be volatile from period to period. This block of business is particularly sensitive to changes in assumptions.

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2018, we recognized net realized investment gains of $.2 million, which were comprised of: (i) $.7 million of net gains from the sales of investments; (ii) a $.3 million unfavorable change in the fair value of equity securities; and (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million. During the first six months of 2017, we recognized net realized investment gains of $1.1 million, which were comprised of: (i) $13.2 million of net gains from the sales of investments; and (ii) $12.1 million of writedowns of investments for other than temporary declines in fair value recognized through earnings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Corporate operations:
Interest expense on corporate debt	$(11.9)	$(11.6)	$(23.8)	$(23.1)
Net investment income (loss):
General investment portfolio	1.3	1.4	3.5	2.3
Other special-purpose portfolios:
COLI	(.9)	2.9	(4.0)	9.3
Investments held in a rabbi trust	.8	.7	.6	1.5
Other trading account activities	2.8	2.4	5.1	4.7
Fee revenue and other income	1.5	2.3	3.3	4.7
Other operating costs and expenses	(19.5)	(22.9)	(38.0)	(44.6)
Loss before net realized investment gains (losses), earnings attributable to VIEs and income taxes	(25.9)	(24.8)	(53.3)	(45.2)
Net realized investment gains (losses)	(2.8)	(4.0)	(6.9)	.6
Earnings attributable to VIEs	(4.2)	(1.6)	(.9)	(1.3)
Fair value changes related to agent deferred compensation plan	11.0	—	11.0	—
Loss before income taxes	$(21.9)	$(30.4)	$(50.1)	$(45.9)

Interest expense on corporate debt was $11.9 million and $11.6 million in the second quarters of 2018 and 2017, respectively, and was $23.8 million and $23.1 million in the first six months of 2018 and 2017, respectively. Our average corporate debt outstanding was $925.0 million in both the first six months of 2018 and 2017. The average interest rate on our debt was 4.8 percent and 4.7 percent in the first six months of 2018 and 2017, respectively.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as legal and consulting costs which often vary from period to period and were lower in the 2018 periods as compared to the 2017 periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) fluctuate from period to period. During the first six months of 2018, net realized investment losses in this segment were $6.9 million and were comprised of: (i) a $4.1 million unfavorable change in the fair value of equity securities (none of which was recognized by the VIEs); and (ii) $2.8 million of net losses from the sales of investments (including $2.9 million of net losses recognized by the VIEs and $.1 million of net gains on other investment sales). During the first six months of 2017, net realized investment gains in this segment were $.6 million and were comprised of: (i) $4.7 million of net gains from the sales of investments (including $2.3 million of net gains recognized by the VIEs and $2.4 million of net gains on other investment sales); (ii) $3.7 million of losses on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments held by VIEs due to other-than-temporary declines in value recognized through earnings.

Earnings attributable to VIEs include the earnings in certain VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

Fair value changes related to agent deferred compensation plan relates to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $947.6 million in the second quarter of 2018, up 2.4 percent from 2017, and were $1,875.7 million in the first six months of 2018, up .6 percent from 2017. First-year collected premiums were $369.0 million in the second quarter of 2018, up 4.7 percent from 2017, and were $700.1 million in the first six months of 2018, up .4 percent from 2017. Total premiums collected are summarized as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
First-year:
Bankers Life	$338.3	$319.9	$637.8	$631.0
Washington National	19.4	19.7	39.1	40.2
Colonial Penn	11.3	12.7	23.2	26.4
Total first-year	369.0	352.3	700.1	697.6

Renewal:
Bankers Life	358.7	360.7	731.7	737.4
Washington National	153.4	147.8	309.9	300.4
Colonial Penn	62.5	59.8	125.9	120.6
Long-term care in run-off	4.0	4.4	8.1	9.0
Total renewal	578.6	572.7	1,175.6	1,167.4
Total premiums collected	$947.6	$925.0	$1,875.7	$1,865.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums collected by product:
Annuities:
Fixed index (first-year)	$273.9	$247.2	$509.3	$482.5
Other fixed interest (first-year)	12.1	15.1	26.6	35.7
Other fixed interest (renewal)	1.0	2.0	2.5	3.6
Subtotal - other fixed interest annuities	13.1	17.1	29.1	39.3
Total annuities	287.0	264.3	538.4	521.8
Health:
Medicare supplement (first-year)	15.5	17.6	30.9	35.1
Medicare supplement (renewal)	161.3	162.1	334.2	336.3
Subtotal - Medicare supplement	176.8	179.7	365.1	371.4
Long-term care (first-year)	3.7	4.1	7.4	8.3
Long-term care (renewal)	103.6	108.0	210.2	220.8
Subtotal - long-term care	107.3	112.1	217.6	229.1
Supplemental health (first-year)	1.1	1.3	2.2	2.7
Supplemental health (renewal)	4.8	4.3	9.5	8.6
Subtotal – supplemental health	5.9	5.6	11.7	11.3
Other health (first-year)	.2	.2	.4	.4
Other health (renewal)	1.3	1.3	2.6	2.7
Subtotal - other health	1.5	1.5	3.0	3.1
Total health	291.5	298.9	597.4	614.9
Life insurance:
Traditional (first-year)	19.0	22.1	37.5	42.3
Traditional (renewal)	55.9	54.3	111.6	108.4
Subtotal - traditional	74.9	76.4	149.1	150.7
Interest-sensitive (first-year)	12.8	12.3	23.5	24.0
Interest-sensitive (renewal)	30.8	28.7	61.1	57.0
Subtotal - interest-sensitive	43.6	41.0	84.6	81.0
Total life insurance	118.5	117.4	233.7	231.7
Collections on insurance products:
Total first-year premium collections on insurance products	338.3	319.9	637.8	631.0
Total renewal premium collections on insurance products	358.7	360.7	731.7	737.4
Total collections on insurance products	$697.0	$680.6	$1,369.5	$1,368.4

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 8.6 percent, to $287.0 million, in the second quarter of 2018, and 3.2 percent, to $538.4 million, in the first six months of 2018, as compared to the same periods in 2017. Premium collections from our fixed index products were favorably impacted in the 2018 periods by the general stock market performance which made these products

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

attractive to certain customers. Premium collections from our other fixed interest products decreased in the 2018 periods due to lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 1.6 percent, to $176.8 million, in the second quarter of 2018, and 1.7 percent, to $365.1 million, in the first six months of 2018, as compared to the same periods in 2017.

Premiums collected on Bankers Life's long-term care policies decreased 4.3 percent, to $107.3 million, in the second quarter of 2018, and 5.0 percent, to $217.6 million, in the first six months of 2018, as compared to the same periods in 2017. Such decrease reflects the run-off of this business and a continuing shift in the mix of new business to shorter duration long-term care sales, which have lower premiums per policy.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment in the 2018 periods were slightly higher than the comparable periods in 2017, reflecting stable persistency; partially offset by lower first-year premiums.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums collected by product:
Health:
Medicare supplement (renewal)	$11.5	$12.6	$24.0	$27.0
Supplemental health (first-year)	17.7	18.4	36.0	37.4
Supplemental health (renewal)	134.4	128.6	271.3	259.7
Subtotal – supplemental health	152.1	147.0	307.3	297.1
Other health (first-year)	.1	—	.2	.1
Other health (renewal)	.3	.4	.7	.8
Subtotal - other health	.4	.4	.9	.9
Total health	164.0	160.0	332.2	325.0
Life insurance:
Traditional (first-year)	.2	.2	.3	.4
Traditional (renewal)	2.4	2.6	4.9	5.2
Subtotal - traditional	2.6	2.8	5.2	5.6
Interest-sensitive (first-year)	1.4	1.1	2.6	2.3
Interest-sensitive (renewal)	4.4	3.4	8.2	7.3
Subtotal - interest-sensitive	5.8	4.5	10.8	9.6
Total life insurance	8.4	7.3	16.0	15.2
Annuities:
Fixed index (renewal)	.4	.1	.7	.3
Other fixed interest (renewal)	—	.1	.1	.1
Total annuities	.4	.2	.8	.4
Collections on insurance products:
Total first-year premium collections on insurance products	19.4	19.7	39.1	40.2
Total renewal premium collections on insurance products	153.4	147.8	309.9	300.4
Total collections on insurance products	$172.8	$167.5	$349.0	$340.6

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2018 periods due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.5 percent, to $152.1 million, in the second quarter of 2018, and 3.4 percent, to $307.3 million, in the first six months of 2018, as compared to the same periods in 2017. Such increase is due to new sales in recent periods and persistency.

Overall, excluding premiums from the Washington National Medicare supplement and annuity blocks which are in run-off, collected premiums were up 4.0 percent, to $160.9 million, in the second quarter of 2018, and 3.5 percent, to $324.2 million, in the first six months of 2018, as compared to the same periods in 2017, driven by sales in recent periods and persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Life premiums collected in the Washington National segment increased 15 percent, to $8.4 million, in the second quarter of 2018, and 5.3 percent, to $16.0 million, in the first six months of 2018, as compared to the same periods in 2017.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums collected by product:
Life insurance:
Traditional (first-year)	$11.3	$12.7	$23.2	$26.4
Traditional (renewal)	62.0	59.2	124.9	119.4
Subtotal - traditional	73.3	71.9	148.1	145.8
Interest-sensitive (all renewal)	.1	—	.1	.1
Total life insurance	73.4	71.9	148.2	145.9
Health (all renewal):
Medicare supplement	.4	.5	.8	1.0
Other health	—	.1	.1	.1
Total health	.4	.6	.9	1.1
Collections on insurance products:
Total first-year premium collections on insurance products	11.3	12.7	23.2	26.4
Total renewal premium collections on insurance products	62.5	59.8	125.9	120.6
Total collections on insurance products	$73.8	$72.5	$149.1	$147.0

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 2.1 percent, to $73.4 million, in the second quarter of 2018, and 1.6 percent, to $148.2 million, in the first six months of 2018, as compared to the same periods in 2017. Premiums collected reflect both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains in-force, investment yields, claims experience and expense management. We do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Premiums collected by product:
Health:
Long-term care (renewal)	$4.0	$4.4	$8.1	$9.0

The Long-term care in run-off segment only includes the premiums collected from the long-term care block that was recaptured in September 2016. Such collected premiums decreased in the 2018 periods due to the run-off of this block of business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2018 and December 31, 2017 was as follows (dollars in millions):

	June 30, 2018	December 31, 2017
Total capital:
Corporate notes payable	$915.7	$914.6
Shareholders’ equity:
Common stock	1.6	1.7
Additional paid-in capital	3,021.9	3,073.3
Accumulated other comprehensive income	700.2	1,212.1
Retained earnings	731.2	560.4
Total shareholders’ equity	4,454.9	4,847.5
Total capital	$5,370.6	$5,762.1

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2018 and as of and for the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Book value per common share	$27.09	$29.05
Book value per common share, excluding accumulated other comprehensive income (a)	22.83	21.79
Ratio of earnings to fixed charges	2.84X	2.94X
Debt to total capital ratios:
Corporate debt to total capital	17.1%	15.9%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	19.6%	20.1%
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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2018, the carrying value of the FHLB common stock was $71.1 million.  As of June 30, 2018, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at June 30, 2018, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2018
$50.0	January 2019	Variable rate – 2.768%
50.0	February 2019	Variable rate – 2.420%
100.0	March 2019	Variable rate – 2.565%
21.8	July 2019	Variable rate – 2.578%
15.0	October 2019	Variable rate – 2.879%
50.0	May 2020	Variable rate – 2.593%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 2.960%
100.0	September 2020	Variable rate – 2.751%
50.0	September 2020	Variable rate – 2.762%
75.0	September 2020	Variable rate – 2.454%
100.0	October 2020	Variable rate – 2.431%
50.0	December 2020	Variable rate – 2.701%
100.0	July 2021	Variable rate – 2.898%
100.0	July 2021	Variable rate – 2.868%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 2.893%
125.0	August 2021	Variable rate – 2.571%
50.0	September 2021	Variable rate – 2.859%
22.0	May 2022	Variable rate – 2.668%
100.0	May 2022	Variable rate – 2.406%
10.0	June 2022	Variable rate – 2.941%
50.0	July 2022	Variable rate – 2.707%
50.0	July 2022	Variable rate – 2.739%
50.0	July 2022	Variable rate – 2.739%
50.0	August 2022	Variable rate – 2.753%
50.0	December 2022	Variable rate – 2.600%
50.0	December 2022	Variable rate – 2.600%
24.3	March 2023	Fixed rate – 2.160%
20.5	June 2025	Fixed rate – 2.940%
$1,646.3

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

Our estimated consolidated statutory RBC ratio of 444 percent at June 30, 2018, reflects estimated consolidated statutory operating earnings of $122 million and the payment of insurance company dividends to the holding company of $71.5 million during the first six months of 2018. Our objective is to maintain an RBC ratio in the range of 425 percent to 450 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Statutory earnings will often fluctuate on a quarterly basis due to the application of statutory accounting principles. In June 2018, the National Association of Insurance Commissioners (the "NAIC") adopted changes to the RBC formulas to reflect the change in the corporate tax rate to 21 percent as a result of the Tax Reform Act. The changes to the RBC formulas are extensive and include, among other things, revising the tax factors and certain pre-tax factors for various investment classes. We estimate that the impact of these RBC formula changes will increase required capital by approximately $40 million (equivalent to a 30 percentage point decrease to the RBC ratio). In addition, the NAIC adopted changes to the RBC factors for collateral held for FHLB advances. Previously, there was a charge on the total amount of collateral held for the FHLB advances. Under the new guidance, we will recognize a charge only on the amount of collateral that exceeds 5 percent of admitted assets. We estimate the impact of these changes will increase the RBC ratio by approximately 10 percentage points. All of these RBC changes are effective for the December 31, 2018 RBC ratio calculation.

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

On August 2, 2018, Moody's announced that the financial strength ratings of "Baa1" of our primary insurance subsidiaries have been placed on review for upgrade. Moody's actions resulted from the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". On November 21, 2017, Moody's affirmed the financial strength ratings of "Baa1" of our primary insurance subsidiaries and the outlook for these ratings is stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "Baa" offers adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's has twenty-one possible ratings.  There are seven ratings above the "Baa1" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On August 2, 2018, Fitch affirmed its "BBB+" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. The positive outlook for these ratings reflects Fitch's view that such ratings could be upgraded over the next 12 to 18 months based on the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On August 2, 2018, A.M. Best announced that there would be no change in the "A-" financial strength ratings of our primary insurance subsidiaries as a result of the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". The outlook for these ratings remain stable. On February 8, 2017, A.M. Best affirmed the financial strength ratings of "A-" of our primary insurance subsidiaries. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

On August 2, 2018, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. S&P's actions resulted from the Company's announcement that

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2018, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $355.7 million; and (ii) fixed income investments of $20.3 million.  The holding companies expect to make a $275 million capital contribution to the insurance subsidiaries prior to the end of 2018, to fund a portion of the ceding commission paid in conjunction with the closing of the reinsurance transaction further described in the note to the consolidated financial statements entitled "Subsequent Events".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2018, our insurance subsidiaries paid dividends to CDOC totaling $71.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 383 percent at June 30, 2018.  As the parent to Bankers Life, CLTX will be impacted by the agreement entered into by Bankers Life to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled “Subsequent Events”. Subsequent to the closing of the transaction, the estimated RBC ratio of CLTX is expected to be in excess of 350 percent (well in excess of the minimum requirement stated in the surplus debentures of 100 percent). Accordingly, interest payments on its surplus debentures will not require approval (but will continue to require prior written notice to the Texas state insurance department). CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2018, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$628.2	(a)
Colonial Penn	(307.8)	(b)
____________________

(a)
Bankers Life paid dividends of $30.0 million to CLTX in the first six months of 2018. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. If a company has negative unassigned surplus, any dividend payments require prior approval. Bankers Life will recognize a statutory loss upon the closing of the reinsurance transaction as further described in the note to the consolidated financial statements entitled “Subsequent Events”. Accordingly, it is expected that any dividends paid in 2019 in excess of 10 percent of Bankers Life’s statutory capital and surplus will require 30 days prior notice.

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

We have previously disclosed that our strategic priorities included a reduction of our relative long-term care exposure. On August 1, 2018, we announced that Bankers Life has entered into an agreement to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Subsequent Events". We expect to fund a portion of the ceding commission to be paid in the transaction through a capital contribution from the holding company of approximately $275 million.  The capital contribution will be funded from cash, cash equivalents and liquid investments held at the holding company (which were $376.0 million at June 30, 2018).  Depending on the timing of the closing of the coinsurance agreement and holding company cash flows subsequent to June 30, 2018, a portion (not expected to exceed $50 million) may be funded by a short term draw under the Company’s revolving credit facility.  We expect to maintain holding company liquidity of at least $150 million at all times, which represents approximately two years of interest and other holding company expenses.
In the first six months of 2018, we repurchased 3.0 million shares of common stock for $60.5 million under our securities repurchase program. The Company had remaining repurchase authority of $325.1 million as of June 30, 2018. CNO continues to expect free cash flow generation of approximately $300 million per year. Free cash flow generation is expected to increase to approximately $350 million per year subsequent to the closing of the coinsurance agreement. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, funding the long-term care risk reduction transaction described above, common stock dividends and share repurchases. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available capital, the current price of our common stock, opportunities to invest in our business, acquisition transactions or the ceding commission related to the reinsurance transaction described above.

In the first six months of 2018, dividends declared on common stock totaled $32.0 million ($0.19 per common share). In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On August 2, 2018, Moody's announced that our senior unsecured debt rating of "Ba1" has been placed on review for upgrade. Moody's actions resulted from the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". On November 21, 2017, Moody's affirmed our issuer credit and senior unsecured debt ratings of "Ba1" and the outlook for these ratings is stable. In Moody's view, obligations rated "Ba" are judged to have speculative elements and are subject to substantial credit risk. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are ten ratings above CNO's "Ba1" rating and ten ratings that are below its rating.

On August 2, 2018, Fitch affirmed its “BB+” rating on our senior unsecured debt and revised the outlook for these ratings to positive from stable. The positive outlook for these ratings reflects Fitch's view that such ratings could be upgraded over the next 12 to 18 months based on the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

On August 2, 2018, A.M. Best announced that there would be no change in the Company's "bbb-" issuer credit and senior unsecured debt ratings as a result of the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". The outlook for these ratings remain stable. On February 8, 2017, A.M. Best affirmed our issuer credit and senior unsecured debt ratings of "bbb-". In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

On August 2, 2018, S&P affirmed our issuer credit and unsecured debt ratings of "BB+" and revised the outlook for these ratings to positive from stable. S&P's actions are based on the Company's announcement that Bankers Life has entered into an agreement to cede certain long-term care policies as further described in the note to the consolidated financial statements entitled "Subsequent Events". In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2018, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,808.2	$889.8	$(198.7)	$13,499.3
United States Treasury securities and obligations of United States government corporations and agencies	150.9	24.5	(.4)	175.0
States and political subdivisions	1,880.8	185.1	(2.5)	2,063.4
Debt securities issued by foreign governments	84.4	.5	(3.5)	81.4
Asset-backed securities	1,374.8	26.1	(6.6)	1,394.3
Collateralized debt obligations	444.4	.8	(1.7)	443.5
Commercial mortgage-backed securities	1,389.6	15.8	(19.3)	1,386.1
Mortgage pass-through securities	1.6	.1	—	1.7
Collateralized mortgage obligations	309.8	16.7	(3.4)	323.1
Total investment grade fixed maturities, available for sale	18,444.5	1,159.4	(236.1)	19,367.8
Below-investment grade (a) (b):
Corporate securities	914.9	7.9	(26.7)	896.1
Asset-backed securities	1,226.0	138.5	(.6)	1,363.9
Collateralized debt obligations	12.7	—	(.2)	12.5
Commercial mortgage-backed securities	78.7	.1	(1.0)	77.8
Collateralized mortgage obligations	312.7	50.1	—	362.8
Total below-investment grade fixed maturities, available for sale	2,545.0	196.6	(28.5)	2,713.1
Total fixed maturities, available for sale	$20,989.5	$1,356.0	$(264.6)	$22,080.9
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2018 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$9,564.2	$10,347.1	46.9%
2	10,363.0	10,694.4	48.4
Total NAIC 1 and 2 (investment grade)	19,927.2	21,041.5	95.3
3	756.0	743.4	3.4
4	276.3	266.4	1.2
5	23.9	23.5	.1
6	6.1	6.1	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,062.3	1,039.4	4.7
	$20,989.5	$22,080.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2018 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,758.2	12.5%	$7.2	2.7%
States and political subdivisions	2,063.4	9.3	2.5	.9
Insurance	1,811.6	8.2	13.6	5.1
Utilities	1,642.1	7.4	6.0	2.3
Commercial mortgage-backed securities	1,463.9	6.6	20.3	7.7
Energy	1,384.1	6.3	28.8	10.9
Banks	1,174.3	5.3	20.5	7.8
Healthcare/pharmaceuticals	1,160.5	5.3	15.3	5.8
Food/beverage	1,073.3	4.9	16.6	6.3
Collateralized mortgage obligations	685.9	3.1	3.4	1.3
Cable/media	618.2	2.8	20.0	7.6
Capital goods	577.3	2.6	3.5	1.3
Real estate/REITs	564.8	2.6	5.8	2.2
Transportation	540.6	2.5	5.1	1.9
Chemicals	514.1	2.3	11.1	4.2
Collateralized debt obligations	456.0	2.1	1.9	.7
Brokerage	439.7	2.0	12.6	4.7
Telecom	429.7	1.9	5.0	1.9
Technology	428.7	1.9	11.3	4.3
Building materials	265.0	1.2	22.5	8.5
Aerospace/defense	244.2	1.1	.7	.3
Autos	239.1	1.1	9.1	3.4
Retail	227.8	1.0	6.2	2.3
Other	1,318.4	6.0	15.6	5.9
Total fixed maturities, available for sale	$22,080.9	100.0%	$264.6	100.0%

Below-Investment Grade Securities

At June 30, 2018, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,545.0 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,713.1 million, or 107 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturity securities, available for sale:
Gross realized gains on sale	$31.9	$21.1	$40.1	$28.1
Gross realized losses on sale	(17.8)	(5.2)	(25.5)	(7.9)
Impairments:
Total other-than-temporary impairment losses	—	(3.6)	—	(6.8)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(.9)	—	(.9)
Impairment losses recognized	—	(4.5)	—	(7.7)
Net realized investment gains from fixed maturities	14.1	11.4	14.6	12.5
Equity securities, including change in fair value (a)	2.2	—	(10.3)	1.9
Mortgage loans	—	—	—	1.0
Impairments of other investments	—	(.6)	—	(5.8)
Loss on dissolution of a variable interest entity	—	(3.7)	—	(3.7)
Other (a)	(5.3)	8.1	(8.5)	17.2
Net realized investment gains (losses)	$11.0	$15.2	$(4.2)	$23.1
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective periods) were $(4.2) million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively.

During the first six months of 2018, we recognized net realized investment losses of $4.2 million, which were comprised of: (i) $11.8 million of net gains from the sales of investments; (ii) $10.3 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.5 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $4.2 million.

During the first six months of 2017, we recognized net realized investment gains of $23.1 million, which were comprised of: (i) $28.7 million of net gains from the sales of investments; (ii) a $3.7 million loss on the dissolution of a VIE; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $9.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.1 million; and (v) $13.5 million of writedowns of investments for other than temporary declines in fair value recognized through earnings.

At June 30, 2018, there was one fixed maturity investment in default with an amortized cost and carrying value of $.5 million and $.4 million, respectively.

During the first six months of 2018, the $25.5 million of gross realized losses on sales of $760.2 million of fixed maturity securities, available for sale included: (i) $19.0 million related to various corporate securities; (ii) $3.8 million related to commercial mortgage-backed securities; and (iii) $2.7 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2017, the $7.9 million of gross realized losses on sales of $187.6 million of fixed maturity securities, available for sale, included: (i) $2.8 million related to various corporate securities; (ii) $1.7 million related to commercial mortgage-backed securities; and (iii) $3.4 million related to various other investments.

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

There were no impairment losses recognized in the first six months of 2018.

The following summarizes the investments sold at a loss during the first six months of 2018 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$13.1	$9.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$38.4	$38.4
Due after one year through five years	233.5	229.3
Due after five years through ten years	926.5	897.3
Due after ten years	3,722.2	3,523.8
Subtotal	4,920.6	4,688.8
Structured securities	1,691.0	1,658.2
Total	$6,611.6	$6,347.0

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2018 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	2	$12.1	$(2.7)	$9.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2018 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$3.8	$21.3	$.9	$2.8	$28.8
Building materials	—	21.0	1.4	.1	22.5
Banks	3.1	17.4	—	—	20.5
Commercial mortgage-backed securities	18.4	.9	1.0	—	20.3
Cable/media	.4	15.2	2.2	2.2	20.0
Food/beverage	.1	15.2	.6	.7	16.6
Healthcare/pharmaceuticals	.2	13.5	.8	.8	15.3
Insurance	2.5	11.1	—	—	13.6
Brokerage	1.4	10.8	.1	.3	12.6
Technology	—	9.8	1.3	.2	11.3
Chemicals	2.8	7.3	1.0	—	11.1
Autos	1.0	6.9	1.1	.1	9.1
Asset-backed securities	3.7	2.9	.3	.3	7.2
Retail	.3	3.4	—	2.5	6.2
Utilities	2.5	3.0	.2	.3	6.0
Real estate/REITs	—	5.4	.2	.2	5.8
Transportation	.9	3.8	.4	—	5.1
Telecom	—	4.8	.1	.1	5.0
Capital goods	.2	2.8	.2	.3	3.5
Debt securities issued by foreign governments	.9	2.6	—	—	3.5
Collateralized mortgage obligations	3.4	—	—	—	3.4
States and political subdivisions	.9	1.6	—	—	2.5
Other	2.1	6.8	3.2	2.6	14.7
Total fixed maturities, available for sale	$48.6	$187.5	$15.0	$13.5	$264.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2018 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$25.4	$(.3)	$.7	$—	$26.1	$(.3)
States and political subdivisions	91.9	(2.1)	14.4	(.4)	106.3	(2.5)
Debt securities issued by foreign governments	54.1	(3.3)	8.0	(.2)	62.1	(3.5)
Corporate securities	4,235.1	(193.8)	259.2	(31.7)	4,494.3	(225.5)
Asset-backed securities	570.7	(5.1)	60.4	(2.1)	631.1	(7.2)
Collateralized debt obligations	279.3	(1.9)	—	—	279.3	(1.9)
Commercial mortgage-backed securities	453.8	(7.7)	187.4	(12.6)	641.2	(20.3)
Mortgage pass-through securities	.1	—	—	—	.1	—
Collateralized mortgage obligations	104.5	(3.4)	2.0	—	106.5	(3.4)
Total fixed maturities, available for sale	$5,814.9	$(217.6)	$532.1	$(47.0)	$6,347.0	$(264.6)

Based on management's current assessment of investments with unrealized losses at June 30, 2018, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At June 30, 2018, fixed maturity investments included structured securities with an estimated fair value of $5.4 billion (or 24 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at June 30, 2018 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,692.7	$1,544.6	$1,594.8
4 percent – 5 percent	1,880.6	1,746.8	1,811.4
5 percent – 6 percent	1,405.0	1,281.4	1,360.8
6 percent – 7 percent	273.4	249.2	263.2
7 percent – 8 percent	78.4	79.0	85.5
8 percent and above	249.7	249.3	250.0
Total structured securities	$5,579.8	$5,150.3	$5,365.7

The amortized cost and estimated fair value of structured securities at June 30, 2018, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$526.1	$577.6	2.6%
Planned amortization classes, target amortization classes and accretion-directed bonds	82.4	94.2	.4
Commercial mortgage-backed securities	1,468.3	1,463.9	6.6
Asset-backed securities	2,600.8	2,758.2	12.5
Collateralized debt obligations	457.1	456.0	2.1
Other	15.6	15.8	.1
Total structured securities	$5,150.3	$5,365.7	24.3%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2018 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$988.3	$991.3	$2,577.7
60% to 70%	279.6	275.4	439.9
Greater than 70% to 80%	174.8	173.7	239.0
Greater than 80% to 90%	39.0	38.2	47.1
Greater than 90%	38.2	37.7	39.8
Total	$1,519.9	$1,516.3	$3,343.5
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At June 30, 2018, we held residential mortgage loan investments with a carrying value of $129.5 million and a fair value of $130.6 million.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$19.8	$17.0	$38.8	$36.9
Fee revenue and other income	2.3	1.2	4.0	2.8
Total revenues	22.1	18.2	42.8	39.7
Expenses:
Interest expense	15.2	13.3	28.4	26.9
Other operating expenses	.4	.6	1.0	.9
Total expenses	15.6	13.9	29.4	27.8
Income before net realized investment losses and income taxes	6.5	4.3	13.4	11.9
Net realized investment gains (losses)	(2.9)	(3.9)	(2.9)	(1.8)
Loss on extinguishment of borrowings	(3.8)	—	(3.8)	—
Income (loss) before income taxes	$(.2)	$.4	$6.7	$10.1

During the first six months of 2018, the VIEs recognized net realized investment losses of $2.9 million from the sales of fixed maturities. During the first six months of 2017, the VIEs recognized net realized investment losses of $1.8 million which

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

were comprised of: (i) $2.3 million of net gains from the sales of fixed maturities; (ii) a $3.7 million loss on the dissolution of a VIE; and (iii) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through earnings.

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2018 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$210.1	13.6%	$.8	6.8%
Technology	171.9	11.1	.5	4.6
Cable/media	142.4	9.2	1.2	10.5
Food/beverage	106.7	6.9	1.6	14.8
Consumer products	89.5	5.8	.8	7.4
Capital goods	88.1	5.7	.7	6.2
Aerospace/defense	85.0	5.5	.4	3.6
Brokerage	79.2	5.1	.3	2.6
Paper	60.3	3.9	.9	7.7
Building materials	54.9	3.6	.2	1.8
Chemicals	51.8	3.4	.3	3.0
Retail	40.7	2.6	1.5	13.5
Utilities	39.3	2.6	.2	1.8
Autos	37.4	2.4	.1	.7
Gaming	35.2	2.3	.1	1.3
Insurance	29.5	1.9	.2	1.3
Entertainment/hotels	27.8	1.8	.1	1.1
Transportation	24.6	1.6	.1	.7
Business services	19.8	1.3	.2	1.5
Banks	17.4	1.1	.1	.5
Other	131.7	8.6	.8	8.6
Total	$1,543.3	100.0%	$11.1	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	334.6	329.6
Due after five years through ten years	665.8	659.7
Total	$1,000.4	$989.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments sold at a loss during the first six months of 2018 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$6.3	$4.4

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes in the first six months of 2018 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2018)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	—	$—	—	$385.6
May 1 through May 31	2,253,382	20.28	2,218,149	340.6
June 1 through June 30	780,443	19.92	779,978	325.1
Total	3,033,825	20.18	2,998,127	325.1
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Amendment to Employment Agreement dated as of July 16, 2018 between CNO Services, LLC and Bruce K. Baude.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  August 3, 2018

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)