Form 10-K
period 2018-12-31
CNO Financial Group, Inc.
filed 2019-02-26
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [ X ]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]
At June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $3.1 billion.
Shares of common stock outstanding as of February 8, 2019: 160,715,150
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2018, we had shareholders' equity of $3.4 billion and assets of $31.4 billion. For the year ended December 31, 2018, we had revenues of $4.3 billion and a net loss of $315.0 million (including a loss on a reinsurance transaction of $661.1 million, net of taxes and gains recognized on the assets transferred in the transaction). See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life and Casualty Company ("Bankers Life"), entered into an agreement with Wilton Reassurance Company ("Wilton Re") to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. All prior period segment disclosures have been revised to conform to management's current view of the Company's operating segments.

The Company’s insurance segments are described below:

•
Bankers Life, which underwrites, markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plans ("PDP") products in exchange for a fee.

•
Washington National, which underwrites, markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc. ("PMA", a wholly owned subsidiary) and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National Insurance Company ("Washington National"). This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company ("Colonial Penn").

•
Long-term care in run-off consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and Bankers Conseco Life Insurance Company ("BCLIC")); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded to Wilton Re in September 2018 (such business was not actively marketed and was issued by Bankers Life).

OUR STRATEGIC DIRECTION

At CNO, our mission is to enrich lives by providing financial solutions that help protect the health and retirement needs of middle-income Americans, while building enduring value for all our stakeholders. We remain committed to our strategic priorities to grow the franchise, launch new products and services, expand to the right to reach slightly younger, wealthier consumers within the middle market, and deploy excess capital to its highest and best use.

Our middle-market focus and diverse distribution is a key strength and opportunity for CNO. We have career agents at Bankers Life, wholly-owned and independent distributors at Washington National and a direct-to-consumer business at Colonial Penn to reach consumers according to their preferences. Our product portfolio mix is well-aligned to the retirement, healthcare, supplemental health and income accumulation needs of working-age consumers as well as those in and near retirement. As Americans live longer into their retirement years, consumers need holistic retirement income planning, which includes our insurance and annuity solutions, and the investments offered by our broker-dealer and growing force of registered investment advisors. Specifically, we are focused on the following priorities:

Growth

•	Maximize our product portfolio to ensure it meets our customers’ needs for integrated products and advice covering a broad range of their financial goals

•	Respond effectively to evolving customer preferences

•	Expand and enhance elements of our broker-dealer and registered investment advisor program

•	Continue our "expand to the right" strategy to reach slightly younger and wealthier consumers within the middle-income market

•	Increase the speed-to-market for new products that are a good fit for our customers

•	Make strategic, measured changes to our business practices to improve our competitive advantage

•	Continue to invest in technology to support agent productivity and relationships with our customers

Increase profitability and return on equity

•	Maintain our strong capital position and favorable financial metrics

•	Work to increase our return on equity

•	Maintain pricing discipline

Effectively manage risk and deploy capital

•	Maintain an active enterprise risk management process

•	Utilize excess cash flow to maximize long-term returns

•	Maintain a competitive dividend payout ratio

Continue to invest in talent

•	Attract, retain and develop the best talent to help us drive sustainable growth

•	Recruit, develop and retain our agent force

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

In June 2018, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2018 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2018 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.8 billion, $3.7 billion and $3.6 billion in 2018, 2017 and 2016, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2018 collected premiums: Florida (10 percent), Pennsylvania (6 percent), Texas (5 percent) and Iowa (5 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of over 4,100 producing agents working from over 265 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2018, the Bankers Life segment had total collected premiums related to this distribution channel of $2.6 billion, or 70 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans through distribution arrangements with third-party insurance companies, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are primarily sold through our wholly-owned marketing organization, PMA. In addition, Washington National's products are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2018, this distribution channel accounted for $692.8 million, or 18 percent, of our total collected premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. In 2018, this channel accounted for $298.3 million, or 8 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

Total premium collections

	2018	2017	2016
Health:
Bankers Life	$1,019.0	$1,025.1	$1,028.5
Washington National	659.3	642.5	628.4
Colonial Penn	1.7	2.0	2.4
Long-term care in run-off	145.8	205.2	211.5
Total health	1,825.8	1,874.8	1,870.8
Annuities:
Bankers Life	1,163.2	1,030.6	970.0
Washington National	1.3	.9	1.5
Total annuities	1,164.5	1,031.5	971.5
Life:
Bankers Life	466.0	462.4	461.1
Washington National	32.2	30.0	29.4
Colonial Penn	296.6	289.6	277.8
Total life	794.8	782.0	768.3
Total premium collections	$3,785.1	$3,688.3	$3,610.6

Our collected premiums by product and segment were as follows:

Health

Health premium collections (dollars in millions)

	2018	2017	2016
Medicare supplement:
Bankers Life	$734.3	$739.4	$739.3
Washington National	46.3	51.6	61.0
Colonial Penn	1.5	1.9	2.3
Total	782.1	792.9	802.6
Long-term care:
Bankers Life	255.1	257.0	261.8
Long-term care in run-off	145.8	205.2	211.5
Total	400.9	462.2	473.3
Supplemental health:
Bankers Life	23.6	22.6	21.2
Washington National	611.3	589.1	565.5
Total	634.9	611.7	586.7
Other:
Bankers Life	6.0	6.1	6.2
Washington National	1.7	1.8	1.9
Colonial Penn	.2	.1	.1
Total	7.9	8.0	8.2
Total health premium collections	$1,825.8	$1,874.8	$1,870.8

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $782.1 million during 2018, or 21 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 62 percent of new sales of Medicare supplement policies in 2018 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $400.9 million during 2018, or 10 percent of our total collected premiums. Excluding the collected premiums related to the legacy long-term care business that was ceded under a 100% indemnity coinsurance agreement in September 2018, long-term care collected premiums were $270.4 million during 2018, or 7 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. The business currently being sold is underwritten using stricter underwriting and pricing standards and has shorter benefit periods than the long-term care policies that were ceded pursuant to a reinsurance transaction completed in September 2018. During 2018, 98 percent of new sales of long-term care products in the Bankers Life segment had benefit periods of two years or less and 25 percent of all new sales are reinsured with a third party. At December 31, 2018, 94 percent of the long-term care policies in the Bankers Life segment have benefit periods of less than four years and 55 percent of such long-term care policies have benefit periods of one year or less. In the third quarter of 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding three years. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Supplemental Health Products. Supplemental health collected premiums were $634.9 million during 2018, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Premiums collected on supplemental health products in the Bankers Life segment primarily relate to a critical illness product that was introduced in 2012. This critical illness insurance product pays a lump sum cash benefit directly to the insured when the insured is diagnosed with a specified critical illness. The product is designed to provide additional financial protection associated with treatment and recovery as well as cover non-medical expenses such as: (i) loss of income; (ii) at home recovery or treatment; (iii) experimental and/or alternative medicine; (iv) co-pays, deductibles and out-of-network expenses; and (v) child care and transportation costs.

Other Health Products. Collected premiums on other health products were $7.9 million during 2018. This category includes various other health products such as disability income products which are sold in small amounts and other products such as major medical health insurance which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2018	2017	2016
Fixed index annuity:
Bankers Life	$1,112.0	$964.7	$868.1
Washington National	1.1	.6	1.2
Total fixed index annuity premium collections	1,113.1	965.3	869.3
Other fixed interest annuity:
Bankers Life	51.2	65.9	101.9
Washington National	.2	.3	.3
Total fixed interest annuity premium collections	51.4	66.2	102.2
Total annuity premium collections	$1,164.5	$1,031.5	$971.5

During 2018, we collected annuity premiums of $1,164.5 million, or 31 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Washington National no longer actively sells annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The mix of premium collections between Bankers Life's fixed index products and fixed interest annuity products has fluctuated due to volatility in the financial markets in recent periods. In addition, premium collections from Bankers Life's fixed rate annuity products have been negatively impacted by low market interest rates in recent periods.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $1,113.1 million, or 30 percent, of our total premium collections during 2018. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

In 2018, a significant portion of our new annuity sales were "bonus interest" products. These products typically specify a bonus interest rate that generally ranges from 2 percent to 5 percent for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting is established.

Other Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $51.4 million, or 1 percent, of our total premium collections during 2018, of which SPDAs and FPDAs comprised $43.6 million. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2018, the average crediting rate on our outstanding traditional annuities was 3 percent.

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

SPIAs accounted for $7.8 million of our total premiums collected in 2018. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.7 percent at December 31, 2018.

Life Insurance

Life insurance premium collections (dollars in millions)

	2018	2017	2016
Interest-sensitive life products:
Bankers Life	$170.8	$162.5	$175.0
Washington National	22.1	19.1	18.0
Colonial Penn	.2	.2	.3
Total interest-sensitive life premium collections	193.1	181.8	193.3
Traditional life:
Bankers Life	295.2	299.9	286.1
Washington National	10.1	10.9	11.4
Colonial Penn	296.4	289.4	277.5
Total traditional life premium collections	601.7	600.2	575.0
Total life insurance premium collections	$794.8	$782.0	$768.3

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2018, we collected life insurance premiums of $794.8 million, or 21 percent, of our total collected premiums.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $193.1 million, or 5 percent, of our total collected premiums in 2018. These products are marketed by independent producers and career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $601.7 million, or 16 percent, of our total collected premiums in 2018. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

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

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $40.4 million of our total collected premiums in 2018.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $22.9 billion of assets (at fair value) under management at December 31, 2018, of which $22.8 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $.1 billion were assets managed for third parties. Our general account investment strategies are to:

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

Investment activities are an important and integral part of our business because investment income is a significant component of our revenues. The profitability of many of our insurance products is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Also, certain insurance products are priced based on long term assumptions including investment returns. Although substantially all credited rates on SPDAs, FPDAs and interest sensitive life products may be changed annually (subject to minimum guaranteed rates), changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition, minimum guaranteed rates and other factors, including the impact of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2018, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.1 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.6 percent.

We manage the equity-based risk component of our fixed index annuity products by:

•	purchasing options on equity indices with similar payoff characteristics; and

•	adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

The prices of the options we purchase to manage the equity-based risk component of our fixed index annuities vary based on market conditions. All other factors held constant, the prices of the options generally increase with increases in the volatility of the applicable indices, which may reduce the profitability of the fixed index products, cause us to lower participation rates, or both. Accordingly, volatility of the indices is one factor in the uncertainty regarding the profitability of our fixed index products.

Our invested assets are predominately fixed rate in nature and their value fluctuates with changes in market rates, among other factors (such as changes in the overall compensation for risk required by the market as well as issuer specific changes in credit quality). We seek to manage the interest rate risk inherent in our business by managing the durations and cash flows of our fixed maturity investments along with those of the related insurance liabilities. For example, one management measure we use is asset and liability duration. Duration measures expected change in fair value for a given change in interest rates. If interest rates increase by 1 percent, the fair value of a fixed maturity security with a duration of 5 years is typically expected to decrease in value by approximately 5 percent. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. We calculate asset and liability durations using our estimates of future asset and liability cash flows. At December 31, 2018, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.6 years and 8.4 years, respectively.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, Mutual of Omaha, New York Life and subsidiaries of Torchmark Corporation. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark Corporation.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life subsidiary ranked sixth in new annualized premiums of individual long-term care insurance in the first half of 2018 with a market share of approximately 7 percent, the top five writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 79 percent during the period. In addition, while, based on a 2017 Medicare Supplement Loss Ratios report, we ranked sixth in direct premiums earned for Medicare supplement insurance in 2017 with a market share of 2.7 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

An important competitive factor for life insurance companies is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), Moody's Investor Services, Inc. ("Moody's"), Fitch Ratings ("Fitch") and S&P Global Ratings ("S&P") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The most recent ratings actions are described below.

On January 9, 2019, A.M. Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings remains stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2018, the total balance of our liabilities for insurance products was $23.5 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2018, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 12 percent of gross combined life insurance inforce and reinsurance assumed represented .5 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2018 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Wilton Re (a)	$3,046.4	$1,129.8	A+
Jackson National Life Insurance Company ("Jackson") (b)	1,323.8	642.3	A+
RGA Reinsurance Company (c)	258.0	102.9	A+
Swiss Re Life and Health America Inc.	3.7	636.3	A+
Munich American Reassurance Company	3.2	518.5	A+
SCOR Global Life USA Reinsurance Company	1.3	80.9	A+
All others (d)	289.0	210.6
	$4,925.4	$3,321.3
________________

(a)
In addition to the life insurance business, Wilton Re has assumed certain long-term care business through a 100% indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.8 billion at December 31, 2018.

(b)
In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.0 billion at December 31, 2018.

(c)	RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.

(d)	No other single reinsurer represents more than 3 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

EMPLOYEES

At December 31, 2018, we had approximately 3,300 full time employees, including 1,280 employees supporting our Bankers Life segment, 290 employees supporting our Colonial Penn segment and 1,730 employees supporting our shared services and our Washington National, long-term care in run-off and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

State regulatory authorities and industry groups have developed several initiatives regarding market conduct, including the form and content of disclosures to consumers, advertising, sales practices and complaint handling. Various state insurance departments periodically examine the market conduct activities of domestic and non-domestic insurance companies doing business in their states, including our insurance subsidiaries. The purpose of these market conduct examinations is to determine if operations are consistent with the laws and regulations of the state conducting the examination. In addition, market conduct has become one of the criteria used by rating agencies to establish the financial strength ratings of an insurance company. For example, A.M. Best's ratings analysis now includes a review of the insurer's compliance program.

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

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2018 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2018.

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

FEDERAL INCOME TAXATION

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (the "Tax Reform Act") which enacted a broad range of changes to the Internal Revenue Code (the "Code") including individual and corporate reforms and numerous changes to U.S. international tax provisions. The Tax Reform Act reduced the corporate tax rate to 21 percent and made significant changes to the taxation of life insurance companies. Among other things, the Tax Reform Act modified the computation of life insurance reserves, increased the capitalization rate and extended the amortization period for policy acquisition costs, imposed limitations on the deductibility of performance-based compensation to "covered employees" and interest expense, and allowed for the expensing of certain capital expenditures. For net operating losses ("NOLs") arising after December 31, 2017, the Tax Reform Act limits the ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is prohibited. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in 2017, the year of enactment.

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

As of December 31, 2018, 2017 and 2016, we have established a valuation allowance equal to the portion of the net deferred tax assets whose realization is uncertain. The determination of the amount of valuation allowance established is made by assessing the effects of limitations or issues on the value of our net deferred tax assets expected to be fully recognized in the future.

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

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2018 (dollars in millions):

Guaranteed	Fixed interest and fixed	Universal
rate	index annuities	life	Total
> 5.0% to 6.0%	$.3	$10.1	$10.4
> 4.0% to 5.0%	29.1	273.1	302.2
> 3.0% to 4.0%	816.4	44.2	860.6
> 2.0% to 3.0%	1,817.0	218.1	2,035.1
> 1.0% to 2.0%	710.6	25.2	735.8
1.0% and under	5,576.2	410.6	5,986.8
	$8,949.6	$981.3	$9,930.9
Weighted average	1.66%	2.64%	1.76%

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

In the fourth quarter of 2018, we completed a comprehensive review of interest rate assumptions on all of our products which were updated to reflect the projected returns on our current investment portfolio. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our current projections assume new money rates ranging from 4.65 percent to 5.67 percent for one year (unchanged from prior year) and then grade over 5 years from these levels to an ultimate new money rate ranging from 5.23 percent to 6.00 percent (previously ranged from 5.73 percent to 6.50 percent), depending on the specific product. While subject to many uncertainties, we believe our assumptions for future new money rates are reasonable.

The remaining profit margins for the life contingent payout annuities in the Colonial Penn and Washington National segments and for the long-term care blocks in run-off are extremely low. Accordingly, future unfavorable changes to our assumptions are more likely to reduce earnings in the period such changes occur.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products (based on our 2018 comprehensive actuarial review):

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $52 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points.

•
A second scenario assumes that new money rates remain at their current level indefinitely. We estimate that this scenario would result in a pre-tax charge of approximately $1 million related to an increase in deficiency reserves related to life contingent payout annuities and reduce future margins for all non-interest sensitive products by $95 million.

•
The third scenario assumes current new money rates increase modestly such that our current portfolio yield remains level.  We estimate that this scenario would result in no charges, but would reduce margins for all non-interest sensitive products by $115 million.

•
The fourth scenario assumes that new money rates decrease 200 basis points and remain at that level indefinitely. We estimate that this scenario would result in a pre-tax charge of approximately $50 million related to an increase in deficiency reserves related to life contingent payout annuities and our long-term care in run-off business. For all non-interest sensitive products combined, this scenario would reduce future margins by $551 million.

The long-term care reinsurance transaction entered into in September 2018 significantly reduced our exposure to adverse experience from this business. However, the retained blocks are still vulnerable to a variety of factors including lower interest rates, higher morbidity and higher persistency. Our 2018 comprehensive actuarial review of our retained long-term care blocks (the retained blocks in the Bankers Life and Long-term care in run-off segments) reflects the reduced exposure and updates to key assumptions including morbidity, mortality, voluntary termination rates, and interest rate assumptions. Such review indicated margins increased by $10 million in 2018 to approximately $242 million, or approximately 10 percent of related insurance liabilities net of insurance intangibles (such margins in the retained Bankers Life block increased $25 million to approximately $235 million, or approximately 13 percent of related insurance liabilities net of insurance intangibles). Given the potential interest rate exposure in these blocks of business, we are separately disclosing the results of the three hypothetical scenarios summarized above for these blocks only to illustrate the sensitivity of changes in interest rates on long-term care products (based on our 2018 comprehensive actuarial review):

•
One scenario assumes that the new money rates available to invest cash flows from our retained long-term care blocks remain at their current level indefinitely. This scenario would reduce margins by approximately $25 million but would not result in a charge because margins would continue to be positive.

•
A second scenario assumes that current new money rates available to invest cash flows from the retained long-term care blocks immediately decrease to approximately 5.49 percent and remain at that level indefinitely. This scenario would reduce margins in the block by approximately $34 million but would also not result in a charge.

•
An additional scenario assumes that current new money rates available to invest cash flows from our long-term care blocks immediately decrease by approximately 220 basis points and remain at that level indefinitely. This scenario would result in a charge of $32 million and reduce margins in the blocks by approximately $195 million.

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

•
Changes in interest rates also affect our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek higher returns. This could require us to sell invested assets at a time when their prices may be depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We could obtain lower returns on investments made with these cash flows. In addition, prepayment rates on investments may increase so that we might have to reinvest those proceeds in lower-yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts to be credited to policyholders and contractholders, which could adversely affect our profitability. Further, reductions in interest rates could result in an acceleration of the amortization of deferred acquisition costs and the present value of future profits and a reduction in our projected loss recognition testing margins.

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

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience and persistency on the long-term care block in the Long-term care in run-off segment and a portion of the Bankers Life long-term care block have generally been higher than our pricing expectations which has resulted in higher benefit ratios and adversely affected our profitability. While we have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks, there can be no assurance that future requests will be approved. Even with the rate increases that have been approved, these blocks experienced benefit ratios well in excess of 100 percent. For example, for 2018, 2017 and 2016, the annual benefit ratios in the Bankers Life segment ranged from 113.9 percent to 119.0 percent and the annual benefit ratios on the long-term care block in the Long-term care in run-off segment ranged from 163.6 percent to 182.8 percent.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Long-term care in run-off segments. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $304.3 million, $302.4 million and $298.7 million in 2018, 2017 and 2016, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 119.0 percent, 116.2 percent and 113.9 percent in 2018, 2017 and 2016, respectively. The insurance policy benefits incurred for our long-term care products in our Long-term care in run-off segment were $271.3 million, $344.2 million and $355.0 million in 2018, 2017 and 2016, respectively. The benefit ratios for our long-term care products in our Long-term care in run-off segment were 182.8 percent, 163.6 percent and 166.1 percent in 2018, 2017 and 2016, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our future claims are higher than our assumptions, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

We may be required to accelerate the amortization of deferred acquisition costs or the present value of future profits or establish premium deficiency reserves.

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The present value of future profits represents the value assigned to the right to receive future cash flows from contracts existing at the Effective Date. The balances of these accounts are amortized over the expected lives of the underlying insurance contracts. On an ongoing basis, we test these accounts recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying these accounts for those products for which we amortize deferred acquisition costs or the present value of future profits in proportion to gross profits or gross margins. If facts and circumstances change, these tests and reviews could lead to reduction in the balance of those accounts, and the establishment of a premium deficiency reserve. Such results could have an adverse effect on the results of our operations and our financial condition. See "Item 7 Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Policies, Present Value of Future Profits and Deferred Acquisition Costs."

Our operating results may suffer if policyholder surrender levels differ significantly from our assumptions.

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2018, approximately 22 percent of our total insurance liabilities, or approximately $5.2 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2018, the vast majority of our products with contractual guaranteed minimum rates had crediting rates set at the minimum. In addition, approximately 19 percent of our insurance liabilities were subject to interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 28 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and sustaining adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, the effect of changes in market interest rates shall have largely offsetting effects on the value of the related assets and liabilities. At December 31, 2018, the estimated durations of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and insurance liabilities were approximately 8.6 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $345 million if interest rates were to increase by 10 percent from rates as of December 31, 2018. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

Additionally, on July 27, 2017, the United Kingdom's ("U.K.") Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio. Also, some of our liabilities reference LIBOR including our revolving credit agreement, borrowings from the Federal Home Loan Bank ("FHLB") and borrowings related to VIEs.

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

In addition, our investment borrowings from the FHLB are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional eligible collateral or repay all or a portion of the investment borrowings.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2018, our reinsurance receivables and ceded life insurance inforce totaled $4.9 billion and $3.3 billion, respectively. Our six largest reinsurers accounted for 94 percent of our ceded life insurance inforce. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position.

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

•
changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 12 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2018; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured securities, which comprised 28 percent of our available for sale fixed maturity investments at December 31, 2018, are subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $2.6 million in 2018; $22.8 million in 2017; and $32.3 million in 2016 ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income). Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2018 and 2017, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $.3 billion and $2.2 billion, respectively.

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

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2018 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

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

Furthermore, the SEC is reviewing the standard of conduct applicable to broker-dealers and investment advisors when those entities provide personalized investment advice about securities to retail customers. FINRA has also issued a report addressing how its member firms might identify and address conflicts of interest including conflicts related to the introduction of new products and services and the compensation of the member firms' associated persons. These regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisors distribute the Company's products.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. Despite our implementation of a variety of security measures, our information technology and other systems have been and may continue to be subject to attacks and unauthorized access, such as physical or electronic break-ins, unauthorized tampering or other security breaches, which could in turn compromise the security, confidentiality or privacy of sensitive data, including personal financial and health information relating to customers. There can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations.

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

As of December 31, 2018, we had an aggregate principal amount of indebtedness of $925.0 million. Our indebtedness will require approximately $145 million in cash to service in 2019 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2018). Our substantial indebtedness and the obligations under our debt agreements may restrict our ability to take advantage of business, strategic or financing opportunities.

In conjunction with the refinancing of its existing debt in 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement on May 19, 2015, and made an initial drawing of $100.0 million, resulting in $50.0 million available for additional borrowings. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to the earlier of October 13, 2022 and the date that is six months prior to the maturity date of the 4.500% Senior Notes due 2020 (the "2020 Notes"), which is November 30, 2019. The amount drawn under the Revolving Credit Agreement continues to be $100.0 million. On May 19, 2015, the Company also issued $325.0 million aggregate principal amount of the 2020 Notes and $500.0 million aggregate principal amount of 5.250% Senior Notes due 2025 (together with the 2020 Notes, the "Notes"). The Revolving Credit Agreement contains various restrictive covenants and required financial ratios that we are required to meet or maintain and that will limit our operating flexibility. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing or payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In such event, the holders of the Notes could elect to take similar action with respect to those debts. If that were to occur, we would not have sufficient liquidity to repay our indebtedness.

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

Pursuant to the Revolving Credit Agreement, we agreed to a number of covenants and other provisions that restrict the Company's ability to borrow money and pursue some operating activities without the prior consent of the lenders. We also agreed to meet or maintain various financial ratios and balances. Our ability to meet these financial tests may be affected by events beyond our control. There are several conditions or circumstances that could lead to an event of default under the Revolving Credit Agreement, as described below.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (30.0 percent prior to the Amendment Agreement) (such ratio was 22.5 percent at December 31, 2018); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 393 percent at December 31, 2018); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,193.2 million at December 31, 2018 compared to the minimum requirement of $2,687.4 million).

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

If an event of default under the Revolving Credit Agreement occurs and is continuing, KeyBank National Association (as the administrative agent) may accelerate the amounts and terminate all commitments outstanding under the Revolving Credit Agreement.

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

Our issuer credit and senior unsecured debt rating from all but one of the major rating agencies is below investment grade. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our below investment grade rating could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

However, as each of the immediate insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO require the prior approval of the director or commissioner of the applicable state insurance department. In 2018, our insurance subsidiaries paid dividends of $213.9 million to CDOC. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 329 percent at December 31, 2018.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as the RBC compliance requirements under the Revolving Credit Agreement. CDOC made a capital contribution of $265.0 million to its insurance subsidiaries in 2018.

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

As of December 31, 2018, we had approximately $3.3 billion of federal tax NOLs resulting in deferred tax assets of approximately $.7 billion (of which $.5 billion expires in years 2023 through 2035 and $.2 billion has no expiration date). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent

"ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2018, our analysis indicated that we were below the 50 percent ownership change threshold that would limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement has been amended and extended by the CNO Board of Directors on three occasions. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved in 2010 an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs. CNO's shareholders approved amendments and extensions of the Original Section 382 Charter Amendment in 2013 and in 2016 (the "2016 Section 382 Charter Amendment"). The 2016 Section 382 Charter Amendment became effective July 31, 2016 and is scheduled to expire on July 31, 2019.

See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the 2016 Section 382 Charter Amendment and CNO's NOLs.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.51 percent at December 31, 2018), and the annual restriction could eliminate our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2018, we had net deferred tax assets of $604.7 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2018 reflects the current Federal corporate income tax rate of 21 percent. A reduction in the corporate income tax rate would cause a writedown of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

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

An important competitive factor for our insurance subsidiaries is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products.

The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Moody's, Fitch and S&P are "A-", "A3", "BBB+" and "BBB+", respectively.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating. S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, Mutual of Omaha, New York Life and subsidiaries of Torchmark Corporation. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Torchmark Corporation.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life subsidiary ranked sixth in new annualized premiums of individual long-term care insurance in the first half of 2018 with a market share of approximately 7 percent, the top five writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 79 percent during the period. In addition, while, based on a 2017 Medicare Supplement Loss Ratios report, we ranked sixth in direct premiums earned for Medicare supplement insurance in 2017 with a market share of 2.7 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

During recent years, the health insurance industry has experienced substantial changes, including those caused by healthcare legislation. Recent federal and state legislation and pending legislative proposals concerning healthcare reform contain features that could severely limit, or eliminate, our ability to vary pricing terms or apply medical underwriting standards to individuals, thereby potentially increasing our benefit ratios and adversely impacting our financial results. In particular, Medicare reform could affect our ability to price or sell our products or profitably maintain our blocks inforce. For example, the Medicare Advantage program provides incentives for health plans to offer managed care plans to seniors. The growth of managed care plans under this program has decreased sales of the traditional Medicare supplement products we sell. Some current proposals contain government provided long-term care insurance which could affect the sales of our long-term care products.

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

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could adversely impact our business and its ability to compete effectively.

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon that party's intellectual property rights. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or we could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, we could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and the administrative operations of our Washington National segment and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently occupy five buildings on the campus with approximately 450,000 square feet of space.

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. We currently lease approximately 135,000 square feet of office space under an agreement which expires in 2023. We also lease 269 sales offices in various states totaling approximately 885,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2019 and 2025.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce Baude, 54	2012	Since July 2012, executive vice president, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health.
Gary C. Bhojwani, 51	2016
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

Yvonne K. Franzese, 60	2017
Since November 2017, executive vice president and chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resource positions at Allianz, including the chief human resources role for Allianz of North America.

Scott L. Goldberg, 48	2004	Since September 2013, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Michael D. Heard, 53	2013	Since March 2017, president of Washington National. From 2013 to March 2017, senior vice president of enterprise operations for CNO.
Erik M. Helding, 46	2004
Since April 2016, executive vice president and chief financial officer.  From August 2012 to April 2016, senior vice president, treasury and investor relations.  Prior to August 2012, Mr. Helding was vice president, financial planning and analysis and he has held various finance positions since joining CNO in 2004.

Eric R. Johnson, 58	1997
Since September 2003, executive vice president and chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 61	1990	Since July 2002, senior vice president and chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Gerardo Monroy, 51	2001	Since March 2017, chief marketing officer of CNO. From August 2012 to March 2017, president of Colonial Penn. Mr. Monroy has held various other positions since joining CNO in 2001.
Joel Schwartz, 55	2014	Since March 2017, president of Colonial Penn. From 2014 to March 2017, Mr. Schwartz held various positions with Colonial Penn. Prior to joining CNO, he spent nine years with Lincoln Financial Group.
Matthew J. Zimpfer, 51	1998	Since June 2008, executive vice president and general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CNO".

As of February 5, 2019, there were approximately 22,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2013 through December 31, 2018 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2013 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/13
12/14
12/15
12/16
12/17
12/18
CNO Financial Group, Inc.
S&P 500
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

	12/13	12/14	12/15	12/16	12/17	12/18
CNO Financial Group, Inc.	$100.00	$100.58	$112.44	$113.33	$148.49	$91.28
S&P 500 Index	100.00	114.87	116.36	129.05	157.22	150.33
S&P Life & Health Insurance Index	100.00	103.48	96.48	119.26	138.85	110.01
S&P MidCap 400 Index	100.00	110.93	108.49	129.65	150.71	134.01

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2018)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	—	$—	—	$325.1
November 1 through November 30	20,674	17.95	18,791	324.7
December 1 through December 31	2,470,385	16.25	2,468,810	284.6
Total	2,491,059	16.26	2,487,601	284.6
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2018, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,539,168	$17.77	5,296,134
Equity compensation plans not approved by security holders	—	—	—
Total	6,539,168	$17.77	5,296,134

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,593.1	$2,647.3	$2,601.1	$2,556.0	$2,629.7
Net investment income	1,306.2	1,551.3	1,325.2	1,233.6	1,427.4
Net realized investment gains (losses)	352.1	50.3	8.3	(36.6)	36.7
Total revenues	4,313.5	4,297.2	3,985.1	3,811.9	4,144.7
Interest expense	149.8	123.7	116.4	94.9	92.8
Total benefits and expenses	4,578.3	3,816.7	3,631.9	3,444.2	3,969.6
Income (loss) before income taxes	(264.8)	480.5	353.2	367.7	175.1
Income tax expense (benefit)	50.2	304.9	(5.0)	97.0	123.7
Net income (loss)	(315.0)	175.6	358.2	270.7	51.4
PER SHARE DATA
Net income (loss), basic	$(1.90)	$1.03	$2.03	$1.40	$.24
Net income (loss), diluted	(1.90)	1.02	2.01	1.39	.24
Dividends declared per common share	.39	.35	.31	.27	.24
Book value per common share outstanding	20.78	29.05	25.82	22.49	23.06
Weighted average shares outstanding for basic earnings	165.5	170.0	176.6	193.1	212.9
Weighted average shares outstanding for diluted earnings	165.5	172.1	178.3	195.2	217.7
Shares outstanding at period-end	162.2	166.9	173.8	184.0	203.3
BALANCE SHEET DATA - AT PERIOD END
Total investments	$22,995.4	$27,854.1	$26,237.6	$24,487.1	$24,908.3
Total assets	31,439.8	33,110.3	31,975.2	31,125.1	31,155.9
Corporate notes payable	916.8	914.6	912.9	911.1	780.3
Total liabilities	28,068.9	28,262.8	27,488.3	26,986.6	26,467.7
Shareholders' equity	3,370.9	4,847.5	4,486.9	4,138.5	4,688.2
STATUTORY DATA - AT PERIOD END (a)
Statutory capital and surplus	$1,652.8	$1,904.4	$1,956.8	$1,739.2	$1,654.4
Asset valuation reserve ("AVR")	233.3	246.8	253.3	196.9	203.1
Total statutory capital and surplus and AVR	1,886.1	2,151.2	2,210.1	1,936.1	1,857.5
____________________

(a)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

We measure segment performance by excluding the loss related to reinsurance transactions, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment related to the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss related to reinsurance transactions, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment related to the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life, entered into an agreement to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. All prior period segment disclosures have been revised to conform to management's current view of the Company's operating segments.

The Company’s insurance segments are described below:

•
Bankers Life, which underwrites, markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life and Casualty Company.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and PDP products in exchange for a fee.

•
Washington National, which underwrites, markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through PMA and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National. This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn.

•
Long-term care in run-off consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 (such business is not actively marketed and was issued by Bankers Life).

The following summarizes our earnings for the three years ending December 31, 2018 (dollars in millions, except per share data):

	2018	2017	2016
Adjusted EBIT (a non-GAAP financial measure) (a):
Bankers Life	$340.6	$367.5	$375.6
Washington National	121.9	98.3	102.9
Colonial Penn	14.8	22.6	1.7
Long-term care in run-off	22.9	53.1	18.4
Adjusted EBIT from business segments	500.2	541.5	498.6
Corporate Operations, excluding corporate interest expense	(71.0)	(40.3)	(42.5)
Adjusted EBIT	429.2	501.2	456.1
Corporate interest expense	(48.0)	(46.5)	(45.8)
Operating earnings before taxes	381.2	454.7	410.3
Tax expense on operating income	78.1	153.8	147.8
Net operating income	303.1	300.9	262.5
Net realized investment gains from sales and impairments (net of related amortization)	37.9	34.3	9.0
Net change in market value of investments recognized in earnings	(48.8)	15.0	(1.4)
Fair value changes in embedded derivative liabilities (net of related amortization)	55.5	(2.5)	9.6
Fair value changes and amendment related to agent deferred compensation plan	11.9	(12.2)	3.1
Loss related to reinsurance transactions	(704.2)	—	(75.4)
Other	1.7	(8.8)	(2.0)
Non-operating income (loss) before taxes	(646.0)	25.8	(57.1)
Income tax expense (benefit):
On non-operating income (loss)	(135.7)	9.0	(20.0)
Valuation allowance for deferred tax assets and other tax items	107.8	142.1	(132.8)
Net non-operating income (loss)	(618.1)	(125.3)	95.7
Net income (loss)	$(315.0)	$175.6	$358.2

Per diluted share:
Net operating income	$1.83	$1.75	$1.47
Net realized investment gains from sales and impairments (net of related amortization and taxes)	.18	.13	.03
Net change in market value of investments recognized in earnings (net of taxes)	(.23)	.06	—
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	.27	(.01)	.04
Fair value changes and amendment related to agent deferred compensation plan (net of taxes)	.06	(.05)	.01
Loss related to reinsurance transactions (net of taxes)	(4.00)	—	(.27)
Valuation allowance for deferred tax assets and other tax items	(.02)	(.83)	.74
Other	.01	(.03)	(.01)
Net income (loss)	$(1.90)	$1.02	$2.01

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) loss related to reinsurance transaction, including impact of taxes; (ii) net realized investment gains or losses from sales and impairments, net of related amortization and taxes; (iii) net change in market value of investments recognized in earnings, net of taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes and amendment related to the agent deferred compensation plan, net of taxes; (vi) changes in the valuation allowance for deferred tax assets and other tax items; and (vii) other non-operating items consisting primarily of earnings attributable to VIEs. Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

At CNO, our mission is to enrich lives by providing financial solutions that help protect the health and retirement needs of middle-income Americans, while building enduring value for all our stakeholders. We remain committed to our strategic priorities to grow the franchise, launch new products and services, expand to the right to reach slightly younger, wealthier consumers within the middle market, and deploy excess capital to its highest and best use.

Our middle-market focus and diverse distribution is a key strength and opportunity for CNO. We have career agents at Bankers Life, wholly-owned and independent distributors at Washington National and a direct-to-consumer business at Colonial Penn to reach consumers according to their preferences. Our product portfolio mix is well-aligned to the retirement, healthcare, supplemental health and income accumulation needs of working-age consumers as well as those in and near retirement. As Americans live longer into their retirement years, consumers need holistic retirement income planning, which includes our insurance and annuity solutions, and the investments offered by our broker-dealer and growing force of registered investment advisors. Specifically, we are focused on the following priorities:

Growth

•	Maximize our product portfolio to ensure it meets our customers’ needs for integrated products and advice covering a broad range of their financial goals

•	Respond effectively to evolving customer preferences

•	Expand and enhance elements of our broker-dealer and registered investment advisor program

•	Continue our "expand to the right" strategy to reach slightly younger and wealthier consumers within the middle-income market

•	Increase the speed-to-market for new products that are a good fit for our customers

•	Make strategic, measured changes to our business practices to improve our competitive advantage

•	Continue to invest in technology to support agent productivity and relationships with our customers

Increase profitability and return on equity

•	Maintain our strong capital position and favorable financial metrics

•	Work to increase our return on equity

•	Maintain pricing discipline

Effectively manage risk and deploy capital

•	Maintain an active enterprise risk management process

•	Utilize excess cash flow to maximize long-term returns

•	Maintain a competitive dividend payout ratio

Continue to invest in talent

•	Attract, retain and develop the best talent to help us drive sustainable growth

•	Recruit, develop and retain our agent force

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

Investments

At December 31, 2018, the carrying value of our investment portfolio was $23.0 billion.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of December 31, 2018, other-than-temporary impairments included in accumulated other comprehensive income totaled $.5 million (before taxes and related amortization).

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

Our fixed maturity investments are generally purchased in the context of long-term strategies, including funding insurance liabilities, so we do not generally seek to generate short-term realized gains through the purchase and sale of such securities.  In certain circumstances, including those in which securities are selling at prices which exceed our view of their underlying economic value, or when it is possible to reinvest the proceeds to better meet our long-term asset-liability objectives, we may sell certain securities. During 2018, we sold $1,295.8 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $65.8 million.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2018 as follows: 10 percent in 2019, 9 percent in 2020, 8 percent in 2021, 8 percent in 2022 and 7 percent in 2023.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $(.4) million, $1.0 million and $.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $45.3 million at December 31, 2018 (including $2.5 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.) The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2017 was a decrease of $682.4 million (including $514.5 million for premium deficiencies that would exist on certain blocks of business (primarily long-term care products) if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields.)

At December 31, 2018, the balance of insurance acquisition costs was $1.7 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position. The long-term care business in the Long-term care in run-off segment is not expected to generate significant future profits. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin. Accordingly, both of these long-term care blocks are vulnerable to changes in assumptions.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(31)
5% decrease to assumed mortality	31
15% increase to assumed expenses	(12)
15% decrease to assumed expenses	12
10 basis point decrease to assumed spread	(10)
10 basis point increase to assumed spread	10
20% increase to assumed lapses	(13)
20% decrease to assumed lapses	15
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(81)
20% decrease to assumed surrenders	98
15% increase to assumed expenses	(9)
15% decrease to assumed expenses	9
10 basis point decrease to assumed spread	(42)
10 basis point increase to assumed spread	42
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(24)
5% decrease to assumed mortality	(5)
No increase in new money rate assumption after one year	(1)
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2018	2017	2016
Bankers Life:
Medicare supplement (1)	85.1%	85.0%	85.9%
Long-term care (1)	90.1%	89.9%	89.6%
Fixed index annuities (2)	90.9%	91.2%	91.5%
Other annuities (2)	83.0%	85.2%	85.8%
Life (1)	88.5%	87.5%	87.1%
Washington National:
Medicare supplement (1)	84.9%	85.3%	85.8%
Supplemental health (1)	89.3%	89.2%	89.2%
Life (1)	91.8%	90.6%	91.2%
Colonial Penn:
Life (1)	83.1%	83.4%	83.0%
Long-term care in run-off (1)	90.7%	91.2%	90.8%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

	2018	2017
	(Dollars in millions)
Amounts classified as future policy benefits:
Active life reserves	$3,873.3	$3,846.0
Reserves for the present value of amounts not yet due on claims	1,404.6	1,366.9
Future loss reserves	—	190.0
Premium deficiency reserves assuming net unrealized gains had been realized	—	266.1
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	211.7	200.1
Total	5,489.6	5,869.1
Reinsurance receivables	3,030.3	221.5
Long-term care reserves, net of reinsurance receivables	$2,459.3	$5,647.6

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

At December 31, 2017, we had established a future loss reserve of $190.0 million related to our long-term care business as the aggregate liability was not deficient, but our projections of estimated future profits (losses) indicated that profits would be recognized in earlier periods, followed by losses in later periods. Such reserves were calculated based on our estimate of the amount necessary to offset the losses in future periods and were established during the period the block was profitable. We estimated the future losses based on our current best estimates of morbidity, persistency, premium rates, maintenance expense and investment yields, which estimates were generally updated annually. As a result of the reinsurance transaction in September 2018, our projections of estimated future profits on the retained long-term care business indicated that there were no aggregate losses in future periods. Accordingly, the future loss reserve on this block of business was no longer required and the reserve was released and reflected as a component of the loss on the reinsurance transaction.

At December 31, 2017, we increased our long-term care reserves by $266.1 million to reflect the deficiency reserves that would have been recorded if our fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. At December 31, 2018, such an increase is no longer required given the change in projected future profits (losses) reflecting the reinsurance transaction completed in September 2018 and the unrealized gains related to our fixed maturity securities, available for sale, at December 31, 2018.

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2017 claim reserve deficiency for long-term care claim reserves in our Bankers Life segment, as measured at December 31, 2018, was approximately $6.4 million.

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  As an example, an increase in the loss ratio of 5 percentage points for claims incurred in 2018 related to our long-term care business would have resulted in an immediate decrease in our earnings of approximately $13 million.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

Accounting for certain marketing agreements

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers Life to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels and incur distribution expenses paid to our agents who sell such products. As further discussed in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Recently Issued Accounting Standards - Adopted Accounting Standards", we adopted the new revenue recognition guidance which was effective January 1, 2018. The adoption of this new guidance had no impact on the fee revenue we recognized in any calendar year, but did impact the amounts we recognized during each quarterly period within a calendar year.

The following summarizes the fee revenue, net of distribution expenses, earned through these marketing agreements (dollars in millions):

	2018	2017	2016
Fee revenue:
Medicare Advantage contracts	$30.3	$24.6	$23.2
PDP contracts	2.9	3.3	3.1
Total revenue	33.2	27.9	26.3
Distribution expenses	13.3	10.9	9.3
Fee revenue, net of distribution expenses	$19.9	$17.0	$17.0

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

Based on our assessment, it appears more likely than not that $604.7 million of our total deferred tax assets of $798.4 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $193.7 million at December 31, 2018 ($189.9 million of which relates to our net federal operating loss carryforwards and $3.8 million relates to state operating deferred tax assets). As a result of the completion of the long-term care reinsurance transaction in the third quarter of 2018, we increased the valuation allowance for deferred tax assets by $104.8 million. The increase in life company NOLs generated by the tax loss on the reinsurance transaction is expected to impact our ability to utilize non-life NOLs in the future. Accordingly, we increased the valuation allowance for deferred taxes by $104.8 million. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2018, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by approximately 3.5 percent for the next five years, and level taxable income thereafter. In the projections used for our analysis, our adjusted average taxable income of approximately $465 million consisted of $85 million of non-life taxable income and $380 million of life taxable income.

Based on our assessment, we recognized a decrease to the allowance for deferred tax assets of $104.6 million in 2018. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2015	$213.5
Increase in 2016	26.7	(a)
Balance, December 31, 2016	240.2
Decrease in 2017	(166.8)	(b)
Cumulative effect of accounting change	15.7	(c)
Balance, December 31, 2017	89.1
Increase in 2018	104.6	(d)
Balance, December 31, 2018	$193.7
___________________

(a)	The 2016 increase to the deferred tax valuation allowance primarily resulted from additional non-life NOLs due to the settlement with the IRS.

(b)
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

(c)
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

(d)
The 2018 increase to the deferred tax valuation allowance includes: (i) an increase of $104.8 million due to the life NOLs generated by the tax loss on the long-term care reinsurance transaction; and (ii) other changes netting to $(.2) million.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.51 percent at December 31, 2018), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2018, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $3.3 billion of federal NOLs as of December 31, 2018, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,751.9
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,338.5
Post 2017 life NOLs with no expiration	923.9
Total federal NOLs	$3,262.4

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
We also had deferred tax assets related to NOLs for state income taxes of $14.5 million and $9.3 million at December 31, 2018 and 2017, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

There were no unrecognized tax benefits in either 2018 or 2017.

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

Liabilities for Insurance Products

At December 31, 2018, the total balance of our liabilities for insurance products was $23.5 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2018	2017	2016
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$340.6	$367.5	$375.6
Washington National	121.9	98.3	102.9
Colonial Penn	14.8	22.6	1.7
Long-term care in run-off	22.9	53.1	18.4
Corporate operations	(119.0)	(86.8)	(88.3)
	381.2	454.7	410.3
Loss related to reinsurance transactions:
Corporate operations	(704.2)	—	(75.4)
	(704.2)	—	(75.4)
Net realized investment gains (losses), net of related amortization:
Bankers Life	13.5	29.8	(5.3)
Washington National	(9.9)	11.7	19.4
Colonial Penn	(2.4)	—	(.2)
Long-term care in run-off	(4.5)	10.8	(3.6)
Corporate operations	(7.6)	(3.0)	(2.7)
	(10.9)	49.3	7.6
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	55.0	(2.7)	9.4
Washington National	.5	.2	.2
	55.5	(2.5)	9.6
Earnings attributable to VIEs:
Corporate operations	1.6	(8.8)	(2.0)
Net revenue pursuant to transition and support services agreements, net of taxes:
Corporate operations	.1	—	—
Fair value changes and amendment related to agent deferred compensation plan:
Corporate operations	11.9	(12.2)	3.1
Income (loss) before income taxes:
Bankers Life	409.1	394.6	379.7
Washington National	112.5	110.2	122.5
Colonial Penn	12.4	22.6	1.5
Long-term care in run-off	18.4	63.9	14.8
Corporate operations	(817.2)	(110.8)	(165.3)
Income (loss) before income taxes	$(264.8)	$480.5	$353.2

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the loss related to reinsurance transactions, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan, other non-operating items consisting primarily of earnings attributable to VIEs and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the loss related to reinsurance transactions, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes and amendment related to the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.

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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing. We also have a Long-term care in run-off segment that consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies that were ceded in September 2018 (such business is not actively marketed and was issued by Bankers Life). Beginning in the fourth quarter of 2018, the earnings of this segment only reflect the long-term care business that was recaptured in September 2016 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018.

Bankers Life (dollars in millions)

	2018	2017	2016
Premium collections:
Annuities	$1,163.2	$1,030.6	$970.0
Medicare supplement and other supplemental health	1,019.0	1,025.1	1,028.5
Life	466.0	462.4	461.1
Total collections	$2,648.2	$2,518.1	$2,459.6
Average liabilities for insurance products:
Fixed index annuities	$5,788.9	$5,139.6	$4,527.8
Fixed interest annuities	2,590.1	2,899.5	3,188.2
SPIAs and supplemental contracts:
Mortality based	147.9	160.5	174.9
Deposit based	144.1	149.0	153.7
Health:
Long-term care	1,907.1	1,805.1	1,703.2
Medicare supplement	314.3	334.9	336.8
Other health	59.8	55.9	50.3
Life:
Interest sensitive	829.1	778.2	714.6
Non-interest sensitive	1,159.8	1,089.9	1,018.0
Total average liabilities for insurance products, net of reinsurance ceded	$12,941.1	$12,412.6	$11,867.5
Broker dealer and registered investment advisor client assets:
Net new client assets (a)
Brokerage	$40.5	$35.0
Advisory	157.0	116.0
Total	$197.5	$151.0
Client assets at end of period (b)
Brokerage	$794.1	$831.3
Advisory	310.8	171.3
Total	$1,104.9	$1,002.6

	2018	2017	2016
Revenues:
Insurance policy income	$1,458.5	$1,473.7	$1,450.2
Net investment income:
General account invested assets	804.4	764.7	724.2
Fixed index products	(41.5)	153.5	27.3
Fee revenue and other income	51.9	44.1	34.4
Total revenues	2,273.3	2,436.0	2,236.1
Expenses:
Insurance policy benefits	1,175.3	1,151.6	1,080.0
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	98.1	105.0	110.8
Cost of options to fund index credits, net of forfeitures	81.4	63.7	66.1
Market value changes credited to policyholders	(42.9)	154.6	26.3
Amortization related to operations	171.3	153.3	163.9
Interest expense on investment borrowings	29.7	19.8	13.2
Other operating costs and expenses	419.8	420.5	400.2
Total benefits and expenses	1,932.7	2,068.5	1,860.5
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	340.6	367.5	375.6
Net realized investment gains (losses)	13.2	30.8	(4.9)
Amortization related to net realized investment gains (losses)	.3	(1.0)	(.4)
Net realized investment gains (losses), net of related amortization	13.5	29.8	(5.3)
Insurance policy benefits - fair value changes in embedded derivative liabilities	66.7	(3.4)	10.7
Amortization related to fair value changes in embedded derivative liabilities	(11.7)	.7	(1.3)
Fair value changes in embedded derivative liabilities, net of related amortization	55.0	(2.7)	9.4
Income before income taxes	$409.1	$394.6	$379.7

	2018	2017	2016
Health benefit ratios:
All health lines:
Insurance policy benefits	$876.1	$853.0	$854.9
Benefit ratio (c)	85.6%	82.2%	82.6%
Medicare supplement:
Insurance policy benefits	$571.8	$550.6	$556.2
Benefit ratio (c)	74.5%	70.8%	71.9%
Long-term care:
Insurance policy benefits	$304.3	$302.4	$298.7
Benefit ratio (c)	119.0%	116.2%	113.9%
Interest-adjusted benefit ratio (d)	76.0%	75.0%	75.3%
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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $110.1 million, $107.1 million and $101.2 million in 2018, 2017 and 2016, respectively.

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

Total premium collections were $2,648.2 million in 2018, up 5.2 percent from 2017, and $2,518.1 million in 2017, up 2.4 percent from 2016. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $12.9 billion in 2018, up 4.3 percent from 2017 and $12.4 billion in 2017, up 4.6 percent from 2016. The increase in average liabilities for insurance products is primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Broker dealer and registered investment advisor client assets totaled $1,104.9 million and $1,002.6 million at December 31, 2018 and 2017, respectively, with net inflows of $197.5 million and $151.0 million in 2018 and 2017, respectively.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) increased 5.2 percent, to $804.4 million, in 2018 and increased 5.6 percent, to $764.7 million, in 2017. In 2018 and 2017, net investment income reflects higher investment income from alternative investments compared to 2016. Such increases reflect higher returns from credit, private equity, and equity related strategies and a larger average alternative investment portfolio compared to 2016. Investment income from alternative investments was $48.7 million and $26.2 million in 2018 and 2017, respectively. In addition, prepayment income (including call premiums) was $18.6 million and $27.7 million in 2018 and 2017, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $(41.5) million, $153.5 million and $27.3 million in 2018, 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $51.9 million, $44.1 million and $34.4 million in 2018, 2017 and 2016, respectively. We recognized fee income of $33.2 million, $27.9 million and $26.3 million in 2018, 2017 and 2016, respectively, pursuant to distribution and marketing agreements to sell Medicare Advantage and PDP products of other insurance companies. The remaining increase in 2018 and 2017 is primarily attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

In the fourth quarter of 2018, we completed our comprehensive review of actuarial assumptions. Such review resulted in a decrease to reserves of $5.2 million and an increase in amortization of $8.3 million including the net impact from changes to spread and persistency assumptions related to fixed index and fixed interest annuities. In the fourth quarter of 2017, our comprehensive review resulted in a decrease in reserves of $9.0 million and a decrease in amortization of $1.8 million including the net impact of changes to mortality assumptions related to interest-sensitive life products. In the fourth quarter of 2016, our comprehensive review resulted in a decrease in reserves of $42.6 million and a decrease in amortization of $3.2 million including the net impact from changes to spread and persistency assumptions related to fixed index annuities.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 74.5 percent, 70.8 percent and 71.9 percent in 2018, 2017 and 2016, respectively. The benefit ratio in 2018 reflected lower margins due to the expansion of the use of the Medicare crossover claims process for all of this segment's Medicare supplement business. The Medicare crossover process is a claims payment platform that provides for straight through processing of provider claims. As expected, this new process increased the reporting of smaller claims, resulting in a higher benefit ratio in 2018. Implementation of this process is expected to increase efficiency, improve payment accuracy and increase customer satisfaction over time. The 2018 benefit ratio was also impacted by the following: (i) our claim experience in 2017 and 2016 was favorable compared to our expectations, resulting in lower premium increases for 2018; and (ii) we have observed unfavorable trends in our claims, especially with respect to claims for physician administered drugs. Annually, we review our loss experience on these products and when appropriate, apply for actuarially justified rate increases. The next effective date for rate increases for the majority of these policies is January 1, 2020. Our insurance policy benefits reflected favorable (unfavorable) reserve developments of prior period claim reserves of approximately $.7 million, $6.0 million and $(1.9) million in 2018, 2017 and 2016, respectively. Excluding the effects of prior period claim reserve redundancies and deficiencies, our benefit ratios would have been 74.5 percent, 71.5 percent and 71.7 percent in 2018, 2017 and 2016, respectively. We currently expect the benefit ratio on this Medicare supplement business to be in the range of 73 percent to 77 percent during 2019.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 119.0 percent, 116.2 percent and 113.9 percent in 2018, 2017 and 2016, respectively.  The interest-adjusted benefit ratio on this business was 76.0 percent, 75.0 percent and 75.3 percent in 2018, 2017 and 2016, respectively.  The interest-adjusted benefit ratio in 2017 was favorably impacted by $3.4 million of one-time reserve releases which was comprised of: (i) $1.9 million related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $.9 million related to an out-of-period adjustment that reduced reserves; and (iii) $.6 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in 2016 was favorably impacted by reserve releases of $2.6 million related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in 2017 and 2016, excluding such favorable reserve releases, was 76.3 percent in both years.

We currently expect the interest-adjusted benefit ratio on this long-term care business to be in the range of 74 percent to 79 percent during 2019. Since the insurance product liabilities we establish for the long-term care business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  When policies lapse, active life reserves for such lapsed policies are released, resulting in decreased insurance policy benefits (although such decrease is somewhat offset by additional amortization expense).

Amounts added to policyholder account balances - cost of interest credited to policyholders were $98.1 million, $105.0 million and $110.8 million in 2018, 2017 and 2016, respectively. The weighted average crediting rates for these products was 2.8 percent in 2018, 2017 and 2016. The average liabilities of the fixed interest annuity block were $2.6 billion, $2.9 billion and $3.2 billion in 2018, 2017 and 2016, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Amortization was impacted in each year by our comprehensive review of actuarial assumptions discussed above under insurance policy benefits. In addition, the lower amortization in 2017 generally reflected the favorable persistency experienced as compared to the prior year.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense is primarily due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses in our Bankers Life segment were $419.8 million in 2018, down .2 percent from 2017, and were $420.5 million in 2017, up 5.1 percent from 2016. Such expenses in 2017 include $3.5 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty Network America Insurance Company ("Penn Treaty"). Other operating costs and expenses include the following (dollars in millions):

	2018	2017	2016
Commission expense and agent manager benefits	$69.0	$69.5	$70.1
Other operating expenses	350.8	351.0	330.1
Total	$419.8	$420.5	$400.2

Net realized investment gains (losses) fluctuate each period. During 2018, we recognized net realized investment gains of $13.2 million, which were comprised of: (i) $43.7 million of net gains from the sales of investments; (ii) a $24.1 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.0 million; and (iv) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2017, we recognized net realized investment gains of $30.8 million, which were comprised of: (i) $22.1 million of net gains from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $8.7 million. During 2016, we recognized net realized investment losses of $4.9 million, which were comprised of: (i) $13.9 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iii) $19.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($21.5 million, prior to the $2.5 million of impairment losses recognized in accumulated other comprehensive income (loss)).

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $(.3) million, $1.0 million and $.4 million in 2018, 2017 and 2016, respectively.

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

Washington National (dollars in millions)

	2018	2017	2016
Premium collections:
Supplemental health and other health	$613.0	$589.1	$567.4
Medicare supplement	46.3	51.6	61.0
Life	32.2	30.0	29.4
Annuity	1.3	.9	1.5
Total collections	$692.8	$671.6	$659.3
Average liabilities for insurance products:
Fixed index annuities	$283.3	$314.2	$350.2
Fixed interest annuities	90.3	97.9	107.0
SPIAs and supplemental contracts:
Mortality based	219.5	232.1	248.6
Deposit based	270.6	269.5	267.2
Separate Accounts	4.8	4.7	4.7
Health:
Supplemental health	2,867.5	2,732.0	2,604.4
Medicare supplement	20.7	24.8	28.3
Other health	11.8	13.5	14.1
Life:
Interest sensitive life	149.2	149.2	150.3
Non-interest sensitive life	166.6	175.0	179.8
Total average liabilities for insurance products, net of reinsurance ceded	$4,084.3	$4,012.9	$3,954.6
Revenues:
Insurance policy income	$687.6	$671.4	$655.8
Net investment income (loss):
General account invested assets	261.1	257.5	256.2
Fixed index products	(1.5)	9.0	1.9
Trading account income related to policyholder accounts	.2	3.7	1.2
Fee revenue and other income	.9	1.0	1.3
Total revenues	948.3	942.6	916.4
Expenses:
Insurance policy benefits	540.9	550.7	538.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	12.8	12.9	13.8
Cost of options to fund index credits, net of forfeitures	4.6	4.4	5.8
Market value changes credited to policyholders	(1.8)	13.1	3.9
Amortization related to operations	55.8	58.8	59.1
Interest expense on investment borrowings	10.8	6.3	3.7
Other operating costs and expenses	203.3	198.1	189.0
Total benefits and expenses	826.4	844.3	813.5
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	121.9	98.3	102.9
Net realized investment gains (losses)	(10.0)	11.7	19.7
Amortization related to net realized investment gains (losses)	.1	—	(.3)
Net realized investment gains (losses), net of related amortization	(9.9)	11.7	19.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	1.6	.5	.6
Amortization related to fair value changes in embedded derivative liabilities	(1.1)	(.3)	(.4)
Fair value changes in embedded derivative liabilities, net of related amortization	.5	.2	.2
Income before income taxes	$112.5	$110.2	$122.5

	2018	2017	2016
Health benefit ratios:
Supplemental health:
Insurance policy benefits	$486.0	$489.8	$469.3
Benefit ratio (a)	79.5%	83.2%	83.0%
Interest-adjusted benefit ratio (b)	55.4%	59.1%	59.0%
Medicare supplement:
Insurance policy benefits	$32.8	$37.0	$42.7
Benefit ratio (a)	68.9%	68.1%	68.4%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $147.2 million, $141.7 million and $135.6 million in 2018, 2017 and 2016, respectively.

Total premium collections were $692.8 million in 2018, up 3.2 percent from 2017, and $671.6 million in 2017, up 1.9 percent from 2016, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4,084.3 million in 2018, up 1.8 percent from 2017, and $4,012.9 million in 2017, up 1.5 percent from 2016, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder portfolios and reinsurer accounts) was $261.1 million in 2018, $257.5 million in 2017 and $256.2 million in 2016. Prepayment income (including call premiums) was $3.8 million, $5.9 million and $5.1 million in 2018, 2017 and 2016, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $(1.5) million, $9.0 million and $1.9 million in 2018, 2017 and 2016, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

In the fourth quarter of 2018, we completed our comprehensive annual review of actuarial assumptions. Such review resulted in a decrease in amortization of $2.4 million, partially offset by an increase in reserves of $.2 million, primarily related to interest-sensitive life products. In the fourth quarter of 2017, our comprehensive review resulted in a $1 million increase in amortization of deferred acquisition costs related to interest-sensitive life products. In the fourth quarter of 2016, our comprehensive review had no material impact on this segment.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $125.3 million, $98.7 million and $96.2 million in 2018, 2017 and 2016, respectively. The increase in margin on this block of business in 2018 reflects higher insurance policy income due to higher sales and growth in the block, as well as favorable claims and favorable development of prior period claim reserves. The benefit ratio on these products was 79.5 percent, 83.2 percent and 83.0 percent in 2018, 2017 and 2016, respectively. The interest-adjusted benefit ratio on this supplemental health business was 55.4 percent, 59.1 percent and 59.0 percent in 2018, 2017 and 2016, respectively. We currently expect the interest-adjusted benefit ratio on this supplemental health business to be in the range of 55 percent to 58 percent during 2019.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $14.8 million, $17.4 million and $19.8 million in 2018, 2017 and 2016, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $12.8 million, $12.9 million and $13.8 million in 2018, 2017 and 2016, respectively.

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

Interest expense on investment borrowings represents $10.8 million, $6.3 million and $3.7 million of interest expense on collateralized borrowings in 2018, 2017 and 2016, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $203.3 million, $198.1 million and $189.0 million in 2018, 2017 and 2016, respectively. Such expenses in 2017 include $1.3 million for estimated future state guaranty association assessments, net of premium tax offsets, related to the liquidation of Penn Treaty. Other operating costs and expenses also include commission expense of $73.9 million, $69.8 million and $70.2 million in 2018, 2017 and 2016, respectively. The increase in commission expense is consistent with the growth in the supplemental health block.

Net realized investment gains (losses) fluctuate each period. During 2018, we recognized net realized investment losses of $10.0 million, which were comprised of: (i) $1.8 million of net gains from the sales of investments; (ii) a $7.5 million unfavorable change in the fair value of equity securities; (iii) an increase in fair value of certain fixed maturity investments with embedded derivatives of $.9 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (v) $.1 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During 2017, we recognized net realized investment gains of $11.7 million, which were comprised of: (i) $7.4 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.8 million; and (iv) $1.0 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During 2016, we recognized net realized investment gains of $19.7 million, which were comprised of: (i) $24.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.5 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (iv) $5.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($6.4 million, prior to the $1.1 million of impairment losses recognized in accumulated other comprehensive income (loss)).

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

Colonial Penn (dollars in millions)

	2018	2017	2016
Premium collections:
Life	$296.6	$289.6	$277.8
Medicare supplement and other health	1.7	2.0	2.4
Total collections	$298.3	$291.6	$280.2
Average liabilities for insurance products:
SPIAs - mortality based	$69.6	$73.0	$74.1
Health:
Medicare supplement	5.0	5.7	6.5
Other health	3.7	4.1	4.2
Life:
Interest sensitive	14.7	15.5	16.2
Non-interest sensitive	739.8	717.5	689.4
Total average liabilities for insurance products, net of reinsurance ceded	$832.8	$815.8	$790.4
Revenues:
Insurance policy income	$298.6	$291.8	$281.4
Net investment income on general account invested assets	44.6	44.4	44.2
Fee revenue and other income	1.8	1.3	1.1
Total revenues	345.0	337.5	326.7
Expenses:
Insurance policy benefits	206.6	199.0	201.2
Amounts added to annuity and interest-sensitive life product account balances	.6	.6	.7
Amortization related to operations	17.8	16.3	15.3
Interest expense on investment borrowings	1.4	.9	.6
Other operating costs and expenses	103.8	98.1	107.2
Total benefits and expenses	330.2	314.9	325.0
Income before net realized investment losses and income taxes	14.8	22.6	1.7
Net realized investment losses	(2.4)	—	(.2)
Income before income taxes	$12.4	$22.6	$1.5

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We currently expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2019 in the range of $12 million to $20 million, but because of the seasonality of advertising spend, we expect a loss in the range of $1 million to $3 million in the first quarter of 2019.

Total premium collections increased 2.3 percent, to $298.3 million, in 2018 and 4.1 percent, to $291.6 million, in 2017. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets increased slightly in 2018 and 2017 primarily due to the increase in invested assets as a result of growth in this segment.

Insurance policy benefits in 2018 and 2017 reflect growth in this segment. In addition, insurance policy benefits in 2018 reflect a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities in the first quarter of 2018. Insurance policy benefits in 2017 reflect: (i) the favorable changes to liabilities for insurance products including a $2.5 million out-of-period adjustment and a $.5 million refinement to the calculation; and (ii) favorable mortality as compared to 2016. Insurance policy benefits in 2016 also reflected a $2.5 million increase in reserves related to the impact of loss recognition on a closed block of payout annuities resulting from changes in long-term interest rates and mortality assumptions.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in 2018 as compared to 2017. The demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuate each period. During 2018, we recognized net realized investment losses of $2.4 million, which were comprised of: (i) $1.8 million of net losses from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iii) a $.4 million unfavorable change in the fair value of equity securities. During 2017, we recognized net realized investment gains of nil, which was comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.3 million; and (iii) $1.0 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During 2016, we recognized net realized investment losses of $.2 million, which were comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iii) $.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

	2018	2017	2016
Adjusted EBIT from In-force Business
Revenues:
Insurance policy income	$251.6	$241.8	$226.5
Net investment income and other	46.4	45.7	45.3
Total revenues	298.0	287.5	271.8
Benefits and expenses:
Insurance policy benefits	178.6	169.2	168.5
Amortization	17.2	15.6	14.5
Other expenses	36.4	33.9	34.4
Total benefits and expenses	232.2	218.7	217.4
Adjusted EBIT from In-force Business	$65.8	$68.8	$54.4

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$47.0	$50.0	$54.9
Net investment income and other	—	—	—
Total revenues	47.0	50.0	54.9
Benefits and expenses:
Insurance policy benefits	28.6	30.4	33.4
Amortization	.6	.7	.8
Other expenses	68.8	65.1	73.4
Total benefits and expenses	98.0	96.2	107.6
Adjusted EBIT from New Business	$(51.0)	$(46.2)	$(52.7)

Adjusted EBIT from In-force and New Business
Revenues:
Insurance policy income	$298.6	$291.8	$281.4
Net investment income and other	46.4	45.7	45.3
Total revenues	345.0	337.5	326.7
Benefits and expenses:
Insurance policy benefits	207.2	199.6	201.9
Amortization	17.8	16.3	15.3
Other expenses	105.2	99.0	107.8
Total benefits and expenses	330.2	314.9	325.0
Adjusted EBIT from In-force and New Business	$14.8	$22.6	$1.7

The Adjusted EBIT from in-force business in the Colonial Penn segment decreased in 2018, as compared to 2017, reflecting: (i) a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities in the first quarter of 2018; and (ii) the aforementioned $3.0 million favorable impact related to liabilities for insurance products in the third quarter of 2017. The Adjusted EBIT from new business in the Colonial Penn segment in 2018 primarily reflects higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

Long-term care in run-off (dollars in millions)

The long-term care in run-off segment consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies that were ceded in September 2018 (such business is not actively marketed and was issued by Bankers Life). Beginning in the fourth quarter of 2018, the earnings of this segment only reflect the long-term care business that was recaptured in September 2016 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018. Accordingly, we expect this segment to report normalized earnings before net realized investment gains (losses) of approximately breakeven over the long-term. However, this segment's quarterly results can be volatile.

	2018	2017	2016
Premium collections:
Long-term care (all renewal)	$145.8	$205.2	$211.5

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$2,857.7	$3,754.7	$3,433.2

Revenues:
Insurance policy income	$148.4	$210.4	$213.7
Net investment income on general account invested assets	172.7	223.7	194.7
Total revenues	321.1	434.1	408.4
Expenses:
Insurance policy benefits	271.3	344.2	355.0
Amortization	7.0	10.3	12.6
Other operating costs and expenses	19.9	26.5	22.4
Total benefits and expenses	298.2	381.0	390.0
Income (loss) before net realized investment gains (losses) and income taxes	22.9	53.1	18.4
Net realized investment gains (losses)	(4.5)	10.8	(3.6)
Income (loss) before income taxes	$18.4	$63.9	$14.8

	2018	2017	2016
Health benefit ratios:
Long-term care:
Insurance policy benefits	$271.3	$344.2	$355.0
Benefit ratio (a)	182.8%	163.6%	166.1%
Interest-adjusted benefit ratio (b)	79.1%	69.1%	81.5%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions

(such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $153.9 million, $198.8 million and $180.8 million in 2018, 2017 and 2016, respectively.

Average liabilities for long-term care products decreased in 2018 as a result of the legacy long-term care business which was ceded under a 100% indemnity coinsurance agreement in September 2018. In addition, the average liabilities were increased by $130 million and $184 million in 2017 and 2016, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy benefits were $271.3 million, $344.2 million and $355.0 million in 2018, 2017 and 2016, respectively. The interest-adjusted benefit ratio on the business in this segment was 79.1 percent, 69.1 percent and 81.5 percent in 2018, 2017 and 2016, respectively. The interest-adjusted benefit ratio in 2017 was impacted by favorable claim experience as well as the favorable impact of $7.9 million of one-time reserve releases which were comprised of: (i) $4.6 million related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $.8 million related to an out-of-period adjustment that reduced reserves; and (iii) $2.5 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in both 2018 and 2017 also reflected no increase to the future loss reserve, given the outcome of the year-end 2016 actuarial review, compared to an increase of $33.0 million in 2016. Our 2018 comprehensive actuarial review of this block reflected relatively low margins. Accordingly, this segment's results can be volatile from period to period. This block of business is particularly sensitive to changes in assumptions.

Net realized investment losses fluctuated each period. During 2018, we recognized net realized investment losses of $4.5 million, which were comprised of: (i) $.3 million of net losses from the sales of investments; (ii) a $1.9 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iv) $2.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2017, we recognized net realized investment gains of $10.8 million, which were comprised of: (i) $29.1 million of net gains from the sales of investments; and (ii) $18.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2016, we recognized net realized investment losses of $3.6 million, which were comprised of: (i) $1.5 million of net losses from the sales of investments; and (ii) $2.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Corporate Operations (dollars in millions)

	2018	2017	2016
Corporate operations:
Interest expense on corporate debt	$(48.0)	$(46.5)	$(45.8)
Net investment income (loss):
General investment portfolio	6.6	5.6	4.8
Other special-purpose portfolios:
COLI	(17.8)	17.4	(.3)
Investments held in a rabbi trust	(2.7)	3.4	1.1
Other trading account activities	8.3	9.1	11.0
Fee revenue and other income	6.7	8.5	10.0
Other operating costs and expenses	(72.1)	(84.3)	(69.1)
Loss before net realized investment losses, earnings attributable to VIEs, fair value changes and amendment related to agent deferred compensation plan, loss related to reinsurance transactions, net revenue pursuant to transition services agreement and income taxes	(119.0)	(86.8)	(88.3)
Net realized investment losses	(7.6)	(3.0)	(2.7)
Earnings attributable to VIEs	1.6	(8.8)	(2.0)
Fair value changes and amendment related to agent deferred compensation plan	11.9	(12.2)	3.1
Loss related to reinsurance transactions	(704.2)	—	(75.4)
Net revenue pursuant to transition services agreement	.1	—	—
Loss before income taxes	$(817.2)	$(110.8)	$(165.3)

Interest expense on corporate debt was $48.0 million, $46.5 million and $45.8 million in 2018, 2017 and 2016, respectively. Our average corporate debt outstanding was $925.0 million in 2018, 2017 and 2016. The average interest rate on our debt was 4.8 percent, 4.8 percent and 4.7 percent in 2018, 2017 and 2016, respectively.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from: (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; (iii) income (loss) from COLI equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield; and (iv) other alternative strategies.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $4.0 million related to the COLI in 2017. At December 31, 2018, our COLI assets had a carrying value of $171.7 million. Since this segment's earnings reflect the changes in values of the underlying investments supporting the insurance contracts (including mutual funds investing in bonds, common stock and real estate) and any death benefits received, such income can be volatile.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as consulting and legal costs which often vary from period to period and were lower in 2018 as compared to 2017. The increase in such expenses in 2017, compared to 2016, is due to higher legal expenses primarily from matters related to the recapture of the long-term care business in September 2016.

Net realized investment losses often fluctuate each period. During 2018, net realized investment losses in this segment were $7.6 million and were comprised of: (i) a $4.3 million unfavorable change in the fair value of equity securities (none of which was recognized by the VIEs); and (ii) $3.3 million of net losses from the sales of investments (including $3.6 million of net losses recognized by the VIEs and $.3 million of net gains on other investment sales). During 2017, net realized investment losses in this segment were $3.0 million and were comprised of: (i) $3.8 million of net gains from the sales of investments (including $1.2 million of net gains recognized by the VIEs and $2.6 million of net gains on other investment sales); (ii) $4.3 million of losses on the dissolution of a VIE; and (iii) $2.5 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During 2016, net realized investment losses in this segment were $2.7 million and were comprised of: (i) $5.8 million of net gains from the sales of investments (including $11.9 million of net losses recognized by the VIEs and $17.7 million of net gains on other investment sales); (ii) $7.3 million of losses on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value.

Earnings attributable to VIEs represent the earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

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

Loss related to reinsurance transactions in 2018 resulted from ceding our legacy (prior to 2003) comprehensive and nursing home long-term care policies in September 2018 through 100% indemnity coinsurance. We recognized a pre-tax loss related to the reinsurance transaction of $704.2 million (net of realized gains on the transfer of assets related to the transaction of $363.4 million). The loss related to reinsurance transaction of $75.4 million in 2016 resulted from the termination of the reinsurance agreements with Beechwood Re Ltd. and recapture of the ceded business as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance".

Net revenue pursuant to transition services agreement represents the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreement in connection with the completion of a long-term care reinsurance transaction in September 2018.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Moody's, Fitch and S&P are "A-", "A3", "BBB+" and "BBB+", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were $3,785.1 million in 2018, up 2.6 percent from 2017, and $3,688.3 million in 2017, up 2.2 percent from 2016. First year collected premiums were $1,484.5 million in 2018, up 8.0 percent from 2017, and $1,374.1 million in 2017, up 2.2 percent from 2016. Total premiums collected are summarized as follows (dollars in millions):

	2018	2017	2016
First year:
Bankers Life	$1,361.1	$1,245.6	$1,211.8
Washington National	76.5	78.4	78.2
Colonial Penn	46.9	50.1	54.8
Total first year	1,484.5	1,374.1	1,344.8

Renewal:
Bankers Life	1,287.1	1,272.5	1,247.8
Washington National	616.3	595.0	581.1
Colonial Penn	251.4	241.5	225.4
Long-term care in run-off	145.8	205.2	211.5
Total renewal	2,300.6	2,314.2	2,265.8
Total premiums collected	$3,785.1	$3,688.3	$3,610.6

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2018	2017	2016
Premiums collected by product:
Annuities:
Fixed index (first-year)	$1,112.0	$964.7	$868.1
Other fixed interest (first-year)	45.8	59.8	95.7
Other fixed interest (renewal)	5.4	6.1	6.2
Subtotal - other fixed interest annuities	51.2	65.9	101.9
Total annuities	1,163.2	1,030.6	970.0
Health:
Medicare supplement (first-year)	61.9	69.3	75.6
Medicare supplement (renewal)	672.4	670.1	663.7
Subtotal - Medicare supplement	734.3	739.4	739.3
Long-term care (first-year)	15.6	16.0	17.4
Long-term care (renewal)	239.5	241.0	244.4
Subtotal - long-term care	255.1	257.0	261.8
Supplemental health (first-year)	4.4	5.0	5.5
Supplemental health (renewal)	19.2	17.6	15.7
Subtotal – supplemental health	23.6	22.6	21.2
Other health (first-year)	.8	.8	.1
Other health (renewal)	5.2	5.3	6.1
Subtotal - other health	6.0	6.1	6.2
Total health	1,019.0	1,025.1	1,028.5
Life insurance:
Traditional (first-year)	71.6	82.6	78.8
Traditional (renewal)	223.6	217.3	207.3
Subtotal - traditional	295.2	299.9	286.1
Interest-sensitive (first-year)	49.0	47.4	70.6
Interest-sensitive (renewal)	121.8	115.1	104.4
Subtotal - interest-sensitive	170.8	162.5	175.0
Total life insurance	466.0	462.4	461.1
Collections on insurance products:
Total first-year premium collections on insurance products	1,361.1	1,245.6	1,211.8
Total renewal premium collections on insurance products	1,287.1	1,272.5	1,247.8
Total collections on insurance products	$2,648.2	$2,518.1	$2,459.6

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 13 percent, to $1,163.2 million in 2018 and 6.2 percent, to $1,030.6 million, in 2017. The increase in premium collections from our fixed index products in 2018 and 2017 is primarily due to: (i) sales of annuity contracts with living benefits following the introduction of that product in the third quarter of 2016; and (ii) the general stock market performance which made these products attractive to certain customers. Premium collections from our other fixed interest products decreased in 2018 and 2017 due to lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment were $734.3 million, $739.4 million and $739.3 million in 2018, 2017 and 2016, respectively. The decrease in collected premiums in 2018 reflects a decrease in new Medicare supplement policies sold. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for fee income. Bankers Life sold 33,800 Medicare supplement policies in 2018, a decrease of 13 percent compared to 2017 and 33,400 third party Medicare Advantage policies were sold in 2018, an increase of 33 percent compared to 2017.

Premiums collected on Bankers Life's long-term care policies decreased .7 percent, to $255.1 million in 2018 and 1.8 percent, to $257.0 million in 2017.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased .8 percent, to $466.0 million, in 2018 and .3 percent, to $462.4 million, in 2017. Collected premiums in 2018 were slightly higher than 2017, reflecting stable persistency; partially offset by lower first-year premiums.

Washington National (dollars in millions)

	2018	2017	2016
Premiums collected by product:
Health:
Medicare supplement (renewal)	$46.3	$51.6	$61.0
Supplemental health (first-year)	70.2	73.2	72.2
Supplemental health (renewal)	541.1	515.9	493.3
Subtotal – supplemental health	611.3	589.1	565.5
Other health (first-year)	.2	.3	.2
Other health (renewal)	1.5	1.5	1.7
Subtotal – other health	1.7	1.8	1.9
Total health	659.3	642.5	628.4
Life insurance:
Traditional (first-year)	.6	.7	.9
Traditional (renewal)	9.5	10.2	10.5
Subtotal - traditional	10.1	10.9	11.4
Interest-sensitive (first-year)	5.4	4.2	4.7
Interest-sensitive (renewal)	16.7	14.9	13.3
Subtotal - interest-sensitive	22.1	19.1	18.0
Total life insurance	32.2	30.0	29.4
Annuities:
Fixed index (first-year)	.1	—	.2
Fixed index (renewal)	1.0	.6	1.0
Subtotal - fixed index annuities	1.1	.6	1.2
Other fixed interest (renewal)	.2	.3	.3
Total annuities	1.3	.9	1.5
Collections on insurance products:
Total first-year premium collections on insurance products	76.5	78.4	78.2
Total renewal premium collections on insurance products	616.3	595.0	581.1
Total collections on insurance products	$692.8	$673.4	$659.3

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 10 percent, to $46.3 million, in 2018 and 15 percent, to $51.6 million, in 2017 due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.8 percent, to $611.3 million, in 2018 and 4.2 percent, to $589.1 million, in 2017. Such increases are due to new sales in recent periods and persistency.

Life premiums collected in the Washington National segment increased 7.3 percent, to $32.2 million, in 2018 and 2.0 percent, to $30.0 million, in 2017.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	2018	2017	2016
Premiums collected by product:
Life insurance:
Traditional (first-year)	$46.9	$50.1	$54.8
Traditional (renewal)	249.5	239.3	222.7
Subtotal - traditional	296.4	289.4	277.5
Interest-sensitive (all renewal)	.2	.2	.3
Total life insurance	296.6	289.6	277.8
Health (all renewal):
Medicare supplement	1.5	1.9	2.3
Other health	.2	.1	.1
Total health	1.7	2.0	2.4
Collections on insurance products:
Total first-year premium collections on insurance products	46.9	50.1	54.8
Total renewal premium collections on insurance products	251.4	241.5	225.4
Total collections on insurance products	$298.3	$291.6	$280.2

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 2.4 percent, to $296.6 million, in 2018 and 4.2 percent, to $289.6 million, in 2017. Premiums collected reflect both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. We do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	2018	2017	2016
Premiums collected by product:
Health:
Long-term care (renewal)	$145.8	$205.2	$211.5

The Long-term care in run-off segment only includes the premiums collected from: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 (such business was not actively marketed and was issued by Bankers Life). Such collected premiums have decreased in 2018 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active strategic asset allocation and investment management. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 87 percent of our $23.0 billion investment portfolio at December 31, 2018. The remainder of the invested assets was trading securities, investments held by VIEs, various types of alternative investments, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2018 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$18,447.7	80%
Equity securities	291.0	1
Mortgage loans	1,602.1	7
Policy loans	119.7	1
Trading securities	233.1	1
Investments held by variable interest entities	1,468.4	6
Company-owned life insurance	171.7	1
Other invested assets	661.7	3
Total investments	$22,995.4	100%

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

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2018 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,674.8	14.5%	$7.6	1.8%
States and political subdivisions	1,867.8	10.1	2.6	.6
Commercial mortgage-backed securities	1,518.0	8.2	21.7	5.1
Utilities	1,165.1	6.3	16.8	4.0
Insurance	1,149.5	6.2	21.0	5.0
Banks	1,146.3	6.2	44.0	10.4
Healthcare/pharmaceuticals	1,065.1	5.8	39.0	9.2
Energy	864.4	4.7	41.0	9.7
Food/beverage	804.6	4.4	39.9	9.4
Collateralized mortgage obligations	625.4	3.4	4.1	1.0
Real estate/REITs	526.5	2.8	8.0	1.9
Transportation	442.0	2.4	8.7	2.1
Cable/media	441.4	2.4	20.5	4.8
Brokerage	437.4	2.4	21.0	4.9
Capital goods	391.7	2.1	5.5	1.3
Chemicals	383.6	2.1	14.9	3.5
Technology	368.5	2.0	16.0	3.8
Telecom	351.5	1.9	8.5	2.0
Collateralized debt obligations	322.8	1.8	15.2	3.6
Aerospace/defense	239.8	1.3	3.2	.7
U.S. Treasury and Obligations	174.8	.9	.2	.1
Autos	154.7	.9	10.1	2.4
Building materials	150.3	.8	16.4	3.9
Other	1,181.7	6.4	37.4	8.8
Total fixed maturities, available for sale	$18,447.7	100.0%	$423.3	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2018 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Banks	$6.1	$37.9	$—	$—	$44.0
Energy	1.6	29.5	4.9	5.0	41.0
Food/beverage	.3	37.2	1.5	.9	39.9
Healthcare/pharmaceuticals	1.8	33.5	1.6	2.1	39.0
Commercial mortgage-backed securities	18.5	1.9	1.3	—	21.7
Insurance	2.3	18.0	.8	—	21.1
Brokerage	3.3	17.2	.3	.2	21.0
Cable/media	.3	13.8	3.5	2.9	20.5
Utilities	6.2	9.4	.5	.7	16.8
Building materials	—	14.2	2.3	—	16.5
Technology	.6	11.1	3.8	.5	16.0
Collateralized debt obligations	6.1	7.4	1.7	—	15.2
Chemicals	.2	13.2	1.5	—	14.9
Autos	1.9	5.9	1.8	.5	10.1
Transportation	1.1	7.6	.1	—	8.8
Telecom	—	7.9	.3	.2	8.4
Real estate/REITs	.1	7.1	.4	.4	8.0
Asset-backed securities	4.2	2.5	.3	.6	7.6
Retail	—	6.1	—	1.3	7.4
Paper	—	5.3	.6	—	5.9
Capital goods	.4	4.0	.6	.4	5.4
Consumer products	—	4.0	.1	1.2	5.3
Collateralized mortgage obligations	3.9	—	—	.2	4.1
Metals and mining	—	1.9	1.6	—	3.5
Aerospace/defense	—	2.6	—	.5	3.1
Entertainment/hotels	—	1.1	.5	1.4	3.0
States and political subdivisions	1.3	1.3	—	—	2.6
Debt securities issued by foreign governments	.5	1.2	—	—	1.7
Business services	—	.2	1.1	.3	1.6
Packaging	—	—	.4	.8	1.2
Gaming	—	.1	.7	.4	1.2
Textiles	—	—	.4	—	.4
United States Treasury securities and obligations of United States government corporations and agencies	.2	—	—	—	.2
Other	2.7	1.5	—	2.0	6.2
Total fixed maturities, available for sale	$63.6	$304.6	$32.6	$22.5	$423.3

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

Our fixed maturity securities consist predominantly of publicly traded securities. We classify securities issued in the Rule 144A market as publicly traded. Securities not publicly traded comprise approximately 7 percent of our total fixed maturity securities portfolio.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2018 and 2017.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 35 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2018 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,044.4	$158.6	$11,203.0
United States Treasury securities and obligations of United States government corporations and agencies	—	174.8	—	174.8
States and political subdivisions	—	1,867.8	—	1,867.8
Debt securities issued by foreign governments	—	58.5	1.0	59.5
Asset-backed securities	—	2,662.8	12.0	2,674.8
Collateralized debt obligations	—	322.8	—	322.8
Commercial mortgage-backed securities	—	1,518.0	—	1,518.0
Mortgage pass-through securities	—	1.6	—	1.6
Collateralized mortgage obligations	—	625.4	—	625.4
Total fixed maturities, available for sale	—	18,276.1	171.6	18,447.7
Equity securities - corporate securities	181.1	100.4	9.5	291.0
Trading securities:
Asset-backed securities	—	86.5	—	86.5
Commercial mortgage-backed securities	—	93.6	—	93.6
Collateralized mortgage obligations	—	53.0	—	53.0
Total trading securities	—	233.1	—	233.1
Investments held by variable interest entities - corporate securities	—	1,468.4	—	1,468.4
Other invested assets - derivatives	—	26.6	—	26.6
Assets held in separate accounts	—	4.4	—	4.4
Total assets carried at fair value by category	$181.1	$20,109.0	$181.1	$20,471.2

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,289.0	$1,289.0

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2018 (dollars in millions):

	December 31, 2018
	Beginning balance as of December 31, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2018	Amount of total gains (losses) for the year ended December 31, 2018 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$230.4	$(24.6)	$.2	$(5.3)	$12.7	$(54.8)	$158.6	$(.5)
Debt securities issued by foreign governments	3.9	(2.9)	(.1)	.1	—	—	1.0	—
Asset-backed securities	24.2	(11.5)	—	(.7)	—	—	12.0	—
Total fixed maturities, available for sale	258.5	(39.0)	.1	(5.9)	12.7	(54.8)	171.6	(.5)
Equity securities - corporate securities	21.2	(10.9)	(.8)	—	—	—	9.5	—
Investments held by variable interest entities - corporate securities	4.9	—	—	—	—	(4.9)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,334.8)	(62.0)	107.8	—	—	—	(1,289.0)	107.8

_________

(a)
Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the year ended December 31, 2018 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$32.4	$(57.0)	$—	$—	$(24.6)
Debt securities issued by foreign governments	3.0	(5.9)	—	—	(2.9)
Asset-backed securities	—	(11.5)	—	—	(11.5)
Total fixed maturities, available for sale	35.4	(74.4)	—	—	(39.0)
Equity securities - corporate securities	—	(10.9)	—	—	(10.9)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(177.6)	16.5	16.7	82.4	(62.0)

At December 31, 2018, 53 percent of our Level 3 fixed maturities, available for sale, were investment grade and 92 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2018, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$1,403.9	$1,415.0	8%
AA	1,609.4	1,704.1	9
A	4,248.8	4,473.8	24
BBB+	2,457.7	2,486.8	13
BBB	3,543.5	3,503.9	19
BBB-	2,614.4	2,545.9	14
Investment grade	15,877.7	16,129.5	87
BB+	186.2	178.3	1
BB	289.9	282.1	2
BB-	349.2	337.4	2
B+ and below	1,404.8	1,520.4	8
Below-investment grade	2,230.1	2,318.2	13
Total fixed maturity securities	$18,107.8	$18,447.7	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options.

	2018	2017	2016
	(dollars in millions)
Weighted average general account invested assets at amortized cost	$23,668.0	$23,819.5	$22,539.5
Net investment income on general account invested assets	1,282.8	1,290.3	1,219.3
Yield earned	5.42%	5.42%	5.41%

Although investment income is a significant component of total revenues, the profitability of certain of our insurance products is evaluated primarily by the spreads between the interest rates we earn and the rates we credit or accrue to our insurance liabilities. At December 31, 2018, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.1 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.6 percent.

Fixed Maturities, Available for Sale

Our fixed maturity portfolio at December 31, 2018, included primarily debt securities of the United States government, various corporations, and structured securities. Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are collectively referred to as "structured securities".

At December 31, 2018, our fixed maturity portfolio had $763.2 million of unrealized gains and $423.3 million of unrealized losses, for a net unrealized gain of $339.9 million. Estimated fair values of fixed maturity investments were determined based on estimates from: (i) nationally recognized pricing services (94 percent of the portfolio); and (ii) internally developed methods (6 percent of the portfolio).

At December 31, 2018, approximately 10 percent of our invested assets (13 percent of fixed maturity investments) were fixed maturities rated below-investment grade. Our level of investments in below-investment grade fixed maturities could change based on market conditions or changes in our management policies. Below-investment grade corporate debt securities typically have different characteristics than investment grade corporate debt securities. Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade securities and in many cases severity of loss is relatively greater as such securities are generally unsecured and often subordinated to other indebtedness of the issuer. Also, issuers of below-investment grade corporate debt securities frequently have higher levels of debt relative to investment-grade issuers, hence, all other things being equal, are more sensitive to adverse economic conditions. The Company attempts to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry. At December 31, 2018, our below-investment grade fixed maturity investments had an amortized cost of $2,230.1 million and an estimated fair value of $2,318.2 million.

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2018, we recognized net realized investment gains of $352.1 million, which were comprised of: (i) $40.1 million of net gains from the sales of investments; (ii) $363.4 million of gains on the transfer of assets (substantially all of which were fixed maturities) related to reinsurance transaction; (iii) $38.2 million of losses related to equity securities, including the change in fair value; (iv) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $5.5 million; (v) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (vi) $2.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

As of December 31, 2018, we had $12.6 million of investments in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.

At December 31, 2018, fixed maturity investments included structured securities with an estimated fair value of $5.1 billion (or 28 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2018.

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2018 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,826.2	$1,688.5	$1,731.4
4 percent – 5 percent	1,868.9	1,764.6	1,812.5
5 percent – 6 percent	1,160.0	1,080.4	1,121.0
6 percent – 7 percent	178.5	167.1	173.8
7 percent – 8 percent	69.9	70.5	74.2
8 percent and above	229.1	229.2	229.7
Total structured securities	$5,332.6	$5,000.3	$5,142.6

The amortized cost and estimated fair value of structured securities at December 31, 2018, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$514.3	$546.3	3.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	64.4	72.0	.4
Commercial mortgage-backed securities	1,522.9	1,518.0	8.2
Asset-backed securities	2,552.1	2,674.8	14.5
Collateralized debt obligations	338.0	322.8	1.8
Other	8.6	8.7	—
Total structured securities	$5,000.3	$5,142.6	27.9%

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

During 2018, we sold $1,295.8 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $65.8 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

Other Investments

At December 31, 2018, we held commercial mortgage loan investments with a carrying value of $1,452.5 million (or 6.3 percent of total invested assets) and a fair value of $1,475.4 million. We had one mortgage loan that was in the process of foreclosure at December 31, 2018. During 2018, 2017 and 2016, we recognized $2.1 million, $5.2 million and nil, respectively, of impairments on commercial mortgage loans. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 13 percent, 10 percent, 8 percent and 6 percent of the mortgage loan balance were on properties located in California, Texas, Maryland and North Carolina, respectively. No other state comprised greater than five percent of the mortgage loan balance. At December 31, 2018, we held residential mortgage loan investments with a carrying value of $149.6 million and a fair value of $149.1 million.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2018 (dollars in millions):

	Number of loans	Carrying value
Retail	78	$278.8
Industrial	35	292.6
Multi-family	32	458.7
Office building	26	259.5
Other	19	162.9
Total commercial mortgage loans	190	$1,452.5

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2018 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	76	$142.0
$5 million but less than $10 million	61	420.6
$10 million but less than $20 million	38	545.6
Over $20 million	15	344.3
Total commercial mortgage loans	190	$1,452.5

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2018 (dollars in millions):

	Number of loans	Carrying value
2019	16	$19.2
2020	7	14.9
2021	6	11.5
2022	14	89.5
2023	13	166.9
after 2023	134	1,150.5
Total commercial mortgage loans	190	$1,452.5

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2018 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$918.2	$936.9	$2,425.1
60% to 70%	315.2	318.2	496.7
Greater than 70% to 80%	173.2	176.1	236.3
Greater than 80% to 90%	13.7	13.1	16.5
Greater than 90%	32.2	31.1	34.5
Total	$1,452.5	$1,475.4	$3,209.1
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2018, we held $233.1 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets also include options backing our fixed index products, COLI and certain nontraditional investments, including investments in limited partnerships, promissory notes and real estate investments held for sale.

At December 31, 2018, we held investments with an amortized cost of $1,534.2 million and an estimated fair value of $1,468.4 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2018 and December 31, 2017, primarily reflect: (i) our net loss for 2018; (ii) changes in the fair value of our fixed maturity securities, available for sale; (iii) completion of a long-term care reinsurance transaction in September 2018, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance"; and (iv) payments to repurchase common stock of $100.9 million.

In accordance with GAAP, we record our fixed maturity securities, available for sale, and certain other invested assets at estimated fair value with any unrealized gain or loss (excluding impairment losses, which are recognized through earnings), net of tax and related adjustments, recorded as a component of shareholders' equity. At December 31, 2018, the net unrealized gains on such investments were $272.5 million.

Our capital structure as of December 31, 2018 and December 31, 2017 was as follows (dollars in millions):

	December 31, 2018	December 31, 2017
Total capital:
Corporate notes payable	$916.8	$914.6
Shareholders’ equity:
Common stock	1.6	1.7
Additional paid-in capital	2,995.0	3,073.3
Accumulated other comprehensive income	177.7	1,212.1
Retained earnings	196.6	560.4
Total shareholders’ equity	3,370.9	4,847.5
Total capital	$4,287.7	$5,762.1

The following table summarizes certain financial ratios as of and for the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Book value per common share	$20.78	$29.05
Book value per common share, excluding accumulated other comprehensive income (a)	19.69	21.79
Ratio of earnings to fixed charges	(b)	2.94X
Debt to total capital ratios:
Corporate debt to total capital	21.4%	15.9%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	22.3%	20.1%
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

(b)	For such ratio, earnings were $264.8 million less than fixed charges due to the loss recognized related to the long-term care reinsurance transaction completed in September 2018.

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2018, were as follows (dollars in millions):

		Payment due in
	Total	2019	2020-2021	2022-2023	Thereafter
Insurance liabilities (a)	$54,608.4	$3,254.4	$6,923.8	$6,412.2	$38,018.0
Notes payable (b)	1,121.6	144.8	384.9	52.5	539.4
Investment borrowings (c)	1,779.8	137.3	1,003.2	620.5	18.8
Borrowings related to variable interest entities (d)	1,839.6	64.8	152.0	550.8	1,072.0
Postretirement plans (e)	259.1	7.5	15.8	16.9	218.9
Operating leases and certain other contractual commitments (f)	399.6	298.8	67.6	31.8	1.4
Total	$60,008.1	$3,907.6	$8,547.3	$7,684.7	$39,868.5

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $23.5 billion included in our consolidated balance sheet as of December 31, 2018. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2018. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2018.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 4.25 percent.

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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2018, the carrying value of the FHLB common stock was $71.1 million.  As of December 31, 2018, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at December 31, 2018, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2018
$50.0	February 2019	Variable rate – 2.719%
21.8	July 2019	Variable rate – 2.969%
15.0	October 2019	Variable rate – 3.022%
50.0	May 2020	Variable rate – 2.975%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 3.449%
100.0	September 2020	Variable rate – 3.166%
50.0	September 2020	Variable rate – 3.166%
75.0	September 2020	Variable rate – 2.923%
100.0	October 2020	Variable rate – 2.518%
50.0	December 2020	Variable rate – 3.047%
100.0	July 2021	Variable rate – 2.986%
100.0	July 2021	Variable rate – 2.956%
57.7	August 2021	Variable rate – 3.112%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 2.986%
50.0	September 2021	Variable rate – 3.229%
22.0	May 2022	Variable rate – 3.057%
100.0	May 2022	Variable rate – 2.952%
10.0	June 2022	Variable rate – 3.381%
50.0	July 2022	Variable rate – 2.790%
50.0	July 2022	Variable rate – 2.867%
50.0	July 2022	Variable rate – 2.889%
50.0	August 2022	Variable rate – 2.979%
50.0	December 2022	Variable rate – 3.038%
50.0	December 2022	Variable rate – 3.038%
23.9	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 2.845%
100.0	July 2023	Variable rate – 2.845%
20.4	June 2025	Fixed rate – 2.940%
$1,645.8

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

Our estimated consolidated statutory RBC ratio of 393 percent at December 31, 2018, reflects: (i) an estimated consolidated statutory loss from operations before net realized capital gains of $337.1 million (including a $544.4 million loss related to a long-term care reinsurance transaction); (ii) a $265.0 million capital contribution; and (iii) the payment of insurance company dividends to the holding company of $213.9 million during 2018. While the Tax Reform Act will reduce the taxes our insurance subsidiaries pay, the revisions to the RBC calculation for the reduction of the corporate tax rate have the effect of increasing required capital, resulting in an overall decrease in our consolidated RBC ratio. The RBC ratio at December 31, 2018, reflects changes to the RBC calculation related to tax factors, certain pre-tax factors for various investment classes and collateral held for FHLB advances. The net impact of these changes decreased the RBC ratio by approximately 27 percentage points. In addition, financial market dislocations in the fourth quarter of 2018 contributed to a decrease in the RBC ratio of approximately 24 percentage points including: (i) a reduction in statutory earnings related to statutory accounting requirements which resulted in the change in reserves not entirely offsetting the decrease in market values of the options backing our fixed index annuity products and the decrease in the value of investments backing COLI which, in total, reduced the risk-based capital ratio by approximately 13 percentage points; and (ii) unrealized investment losses included in statutory capital which reduced the risk-based capital ratio by approximately 11 percentage points. Our objective is to target an RBC ratio in the 400 percent to 425 percent range over the long-run.

During 2018, the financial statements of two of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Washington National and BCLIC were $119.0 million and $34.5 million, respectively, at December 31, 2018. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, Moody's, Fitch and S&P and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On January 9, 2019, A.M. Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings remains stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2018, CNO, CDOC and our other non-insurance subsidiaries held: (i) unrestricted cash and cash equivalents of $200.4 million; and (ii) fixed income investments of $20.0 million.  On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life, entered into an agreement to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". Bankers Life paid a ceding commission of $825 million to reinsure the block, funded through excess capital in the insurance subsidiaries and at the holding company. We funded a portion of the ceding commission paid in the transaction through a capital contribution from the holding company of $265.0 million.  The capital contribution was funded from cash, cash equivalents and liquid investments held at the holding company.  We expect to maintain holding company liquidity of at least $150 million at all times, which represents approximately two years of interest and other holding company expenses.

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

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2018	2017	2016
Net dividends (contributions) from/to insurance subsidiaries	$(51.1)	$357.7	$74.3
Surplus debenture interest	58.2	56.8	56.0
Fees for services provided pursuant to service agreements	108.9	108.1	78.6
Total dividends and other distributions paid by insurance subsidiaries	$116.0	$522.6	$208.9

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2018, our insurance subsidiaries paid dividends to CDOC totaling $213.9 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 329 percent at December 31, 2018.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2018, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$131.6	(a)
Colonial Penn	(325.2)	(b)
____________________

(a)
Bankers Life paid dividends of $145.0 million to CLTX in 2018. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. If a company has negative unassigned surplus, any dividend payments require prior approval. Bankers Life recognized a statutory loss in 2018 due to the closing of the reinsurance transaction as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting

Policies - Reinsurance". Accordingly, any dividends paid in 2019 in excess of 10 percent of Bankers Life’s statutory capital and surplus will require 30 days prior notice.

(b)
The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2019	$100.0	(b)	$44.8
2020	325.0		33.6
2021	—		26.3
2022	—		26.2
2023	—		26.3
2024 and thereafter	500.0		39.4
	$925.0		$196.6
_________________________

(a)	Based on interest rates as of December 31, 2018.

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
In May 2011, the Company adopted a common share repurchase program. In 2018, we repurchased 5.5 million shares of common stock for $100.9 million under our securities repurchase program. The Company had remaining repurchase authority of $284.6 million as of December 31, 2018. Free cash flow before the increase in statutory capital necessary to support our growth is expected to be between $300 million and $350 million per year. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, (including opportunities to invest in our business and acquisition transactions), common stock dividends and share repurchases. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available capital, the current price of our common stock, opportunities to invest in our business or acquisition transactions.

In 2018, 2017 and 2016, dividends declared on common stock totaled $65.1 million ($0.39 per common share), $59.6 million ($0.35 per common share) and $54.8 million ($0.31 per common share), respectively. In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share.

On January 9, 2019, A.M. Best affirmed its "bbb-" issuer credit and senior unsecured debt ratings. The outlook for these ratings remains stable. In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2018, approximately 22 percent of our total insurance liabilities, or approximately $5.2 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2018, approximately 19 percent of our insurance liabilities had interest rates that may be reset annually; 51 percent had a fixed explicit interest rate for the duration of the contract; 28 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2018, the average yield, computed on the cost basis of our fixed maturity portfolio, was 5.1 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.6 percent.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2018, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.6 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $345 million if interest rates were to increase by 10 percent from their levels at December 31, 2018. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value. This has occurred in the past and may occur again, particularly if interest rates rise from their current low levels. During 2018, we recognized net realized investment gains of $352.1 million, which were comprised of: (i) $40.1 million of net gains from the sales of investments; (ii) $363.4 million of gains on the transfer of assets (substantially all of which were fixed maturities) related to reinsurance transaction; (iii) $38.2 million of losses related to equity securities, including the change in fair value; (iv) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $5.5 million; (v) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (vi) $2.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2017, we recognized net realized investment gains of $50.3 million, which were comprised of: (i) $63.1 million of net gains from the sales of investments; (ii) $4.3 million of losses on the dissolution of VIEs; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $11.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.8 million; and (v) $22.8 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2016, we recognized net realized investment gains of $8.3 million, which were comprised of: (i) $47.5 million of net gains from the sales of investments; (ii) a $7.3 million loss on the dissolution of a VIE; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.8 million; and (v) $32.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income ($35.9 million, prior to the $3.6 million of impairment losses recognized through accumulated other comprehensive income).

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CNO Financial Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of CNO Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A: Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2018 and 2017
(Dollars in millions)

ASSETS

	2018	2017

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2018 - $18,107.8; 2017 - $20,702.1)	$18,447.7	$22,910.9
Equity securities at fair value (cost: 2018 - $319.8; 2017 - $420.0)	291.0	440.6
Mortgage loans	1,602.1	1,650.6
Policy loans	119.7	116.0
Trading securities	233.1	284.6
Investments held by variable interest entities	1,468.4	1,526.9
Other invested assets	833.4	924.5
Total investments	22,995.4	27,854.1
Cash and cash equivalents - unrestricted	594.2	578.4
Cash and cash equivalents held by variable interest entities	62.4	178.9
Accrued investment income	205.2	245.9
Present value of future profits	343.6	359.6
Deferred acquisition costs	1,322.5	1,026.8
Reinsurance receivables	4,925.4	2,175.2
Income tax assets, net	630.0	366.9
Assets held in separate accounts	4.4	5.0
Other assets	356.7	319.5
Total assets	$31,439.8	$33,110.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2018 and 2017
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2018	2017

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$11,594.1	$11,220.7
Future policy benefits	11,082.4	11,521.3
Liability for policy and contract claims	521.9	530.3
Unearned and advanced premiums	253.9	261.7
Liabilities related to separate accounts	4.4	5.0
Other liabilities	632.4	751.8
Investment borrowings	1,645.8	1,646.7
Borrowings related to variable interest entities	1,417.2	1,410.7
Notes payable – direct corporate obligations	916.8	914.6
Total liabilities	28,068.9	28,262.8
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2018 - 162,201,692; 2017 - 166,857,931)	1.6	1.7
Additional paid-in capital	2,995.0	3,073.3
Accumulated other comprehensive income	177.7	1,212.1
Retained earnings	196.6	560.4
Total shareholders' equity	3,370.9	4,847.5
Total liabilities and shareholders' equity	$31,439.8	$33,110.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions, except per share data)

	2018	2017	2016
Revenues:
Insurance policy income	$2,593.1	$2,647.3	$2,601.1
Net investment income:
General account assets	1,279.7	1,285.4	1,204.1
Policyholder and other special-purpose portfolios	26.5	265.9	121.1
Realized investment gains (losses):
Net realized gains on the transfer of assets related to reinsurance transaction	363.4	—	—
Other net realized investment gains, excluding impairment losses	(8.7)	77.4	47.9
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2.6)	(21.9)	(35.9)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(.9)	3.6
Net impairment losses recognized	(2.6)	(22.8)	(32.3)
Loss on dissolution of variable interest entities	—	(4.3)	(7.3)
Total realized gains	352.1	50.3	8.3
Fee revenue and other income	62.1	48.3	50.5
Total revenues	4,313.5	4,297.2	3,985.1
Benefits and expenses:
Insurance policy benefits	2,278.6	2,602.7	2,390.5
Loss related to reinsurance transactions	1,067.6	—	75.4
Interest expense	149.8	123.7	116.4
Amortization	264.3	239.3	253.3
Loss on extinguishment of borrowings related to variable interest entities	3.8	9.5	—
Other operating costs and expenses	814.2	841.5	796.3
Total benefits and expenses	4,578.3	3,816.7	3,631.9
Income (loss) before income taxes	(264.8)	480.5	353.2
Income tax expense (benefit):
Tax expense (benefit) on period income	(57.6)	162.8	127.8
Valuation allowance for deferred tax assets and other tax items	107.8	142.1	(132.8)
Net income (loss)	$(315.0)	$175.6	$358.2
Earnings per common share:
Basic:
Weighted average shares outstanding	165,457,000	170,025,000	176,638,000
Net income (loss)	$(1.90)	$1.03	$2.03
Diluted:
Weighted average shares outstanding	165,457,000	172,144,000	178,323,000
Net income (loss)	$(1.90)	$1.02	$2.01

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions)

	2018	2017	2016
Net income (loss)	$(315.0)	$175.6	$358.2
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	(1,579.9)	959.3	424.4
Amortization of present value of future profits and deferred acquisition costs	125.5	(29.7)	(27.9)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	512.0	(310.5)	(46.9)
Reclassification adjustments:
For net realized investment gains (losses) included in net income (loss)	(356.9)	(40.2)	(18.6)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	(.4)	1.0	.7
Unrealized gains (losses) on investments	(1,299.7)	579.9	331.7
Change related to deferred compensation plan	—	—	8.6
Other comprehensive income (loss) before tax	(1,299.7)	579.9	340.3
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	281.6	(195.6)	(120.7)
Other comprehensive income (loss), net of tax	(1,018.1)	384.3	219.6
Comprehensive income (loss)	$(1,333.1)	$559.9	$577.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2015	$3,388.6	$402.8	$347.1	$4,138.5
Net income	—	—	358.2	358.2
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $121.5)	—	221.1	—	221.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.8)	—	(1.5)	—	(1.5)
Cost of common stock repurchased	(203.0)	—	—	(203.0)
Dividends on common stock	—	—	(54.6)	(54.6)
Stock options, restricted stock and performance units	28.2	—	—	28.2
Balance, December 31, 2016	3,213.8	622.4	650.7	4,486.9
Cumulative effect of accounting change	.9	—	(.6)	.3
Balance, January 1, 2017	3,214.7	622.4	650.1	4,487.2
Net income	—	—	175.6	175.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $194.4)	—	382.1	—	382.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.2)	—	2.2	—	2.2
Reclassification of stranded income tax effects from the Tax Cuts and Jobs Act	—	205.4	(205.4)	—
Cost of common stock repurchased	(167.1)	—	—	(167.1)
Dividends on common stock	—	—	(59.9)	(59.9)
Stock options, restricted stock and performance units	27.4	—	—	27.4
Balance, December 31, 2017	3,075.0	1,212.1	560.4	4,847.5
Cumulative effect of accounting change	—	(16.3)	16.3	—
Balance, January 1, 2018	3,075.0	1,195.8	576.7	4,847.5
Net loss	—	—	(315.0)	(315.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $281.3)	—	(1,017.0)	—	(1,017.0)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.3)	—	(1.1)	—	(1.1)
Cost of common stock repurchased	(100.9)	—	—	(100.9)
Dividends on common stock	—	—	(65.1)	(65.1)
Stock options, restricted stock and performance units	22.5	—	—	22.5
Balance, December 31, 2018	$2,996.6	$177.7	$196.6	$3,370.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions)

	2018	2017	2016
Cash flows from operating activities:
Insurance policy income	$2,433.4	$2,483.2	$2,457.0
Net investment income	1,321.2	1,256.3	1,213.9
Fee revenue and other income	62.1	48.3	50.5
Cash and cash equivalents received upon recapture of reinsurance	—	—	73.6
Insurance policy benefits	(1,910.7)	(1,973.1)	(1,916.0)
Payment to reinsurer pursuant to long-term care business reinsured	(365.0)	—	—
Interest expense	(141.1)	(120.5)	(106.0)
Deferrable policy acquisition costs	(261.8)	(236.1)	(242.7)
Other operating costs	(788.5)	(747.4)	(747.9)
Income taxes	(31.8)	(77.4)	(6.7)
Net cash from operating activities	317.8	633.3	775.7
Cash flows from investing activities:
Sales of investments	3,210.2	2,460.7	2,828.9
Maturities and redemptions of investments	2,469.0	3,324.6	2,507.2
Purchases of investments	(6,205.8)	(6,141.0)	(6,159.8)
Net sales (purchases) of trading securities	25.9	108.9	(84.2)
Other	(25.0)	(23.4)	(22.5)
Net cash used by investing activities	(525.7)	(270.2)	(930.4)
Cash flows from financing activities:
Issuance of common stock	3.9	8.3	8.4
Payments to repurchase common stock	(108.0)	(168.3)	(210.0)
Common stock dividends paid	(64.8)	(59.6)	(54.8)
Amounts received for deposit products	1,588.5	1,445.9	1,386.7
Withdrawals from deposit products	(1,312.3)	(1,232.6)	(1,181.6)
Issuance of investment borrowings:
Federal Home Loan Bank	150.0	432.0	432.7
Related to variable interest entities	277.6	981.6	493.2
Payments on investment borrowings:
Federal Home Loan Bank	(150.9)	(432.7)	(333.5)
Related to variable interest entities and other	(276.8)	(1,248.6)	(514.9)
Net cash provided (used) by financing activities	107.2	(274.0)	26.2
Net increase (decrease) in cash and cash equivalents	(100.7)	89.1	(128.5)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	757.3	668.2	796.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$656.6	$757.3	$668.2

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

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life and Casualty Company ("Bankers Life"), entered into an agreement with Wilton Reassurance Company ("Wilton Re") to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. All prior period segment disclosures have been revised to conform to management's current view of the Company's operating segments.

•
Bankers Life, which underwrites, markets and distributes Medicare supplement insurance, interest-sensitive life insurance, traditional life insurance, fixed annuities and long-term care insurance products to the middle-income senior market through a dedicated field force of career agents, financial and investment advisors, and sales managers supported by a network of community-based sales offices.  The Bankers Life segment includes primarily the business of Bankers Life.  Bankers Life also has various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute Medicare Advantage and prescription drug plan products in exchange for a fee.

•
Washington National, which underwrites, markets and distributes supplemental health (including specified disease, accident and hospital indemnity insurance products) and life insurance to middle-income consumers at home and at the worksite.  These products are marketed through Performance Matters Associates, Inc. and through independent marketing organizations and insurance agencies including worksite marketing.  The products being marketed are underwritten by Washington National Insurance Company ("Washington National"). This segment's business also includes certain closed blocks of annuities and Medicare supplement policies which are no longer being actively marketed by this segment and were primarily issued or acquired by Washington National.

•
Colonial Penn, which markets primarily graded benefit and simplified issue life insurance directly to customers in the senior middle-income market through television advertising, direct mail, the internet and telemarketing.  The Colonial Penn segment includes primarily the business of Colonial Penn Life Insurance Company ("Colonial Penn").

•
Long-term care in run-off consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and Bankers Conseco Life Insurance Company ("BCLIC"); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 (such business is not actively marketed and was issued by Bankers Life).

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
Equity securities include investments in common stock, exchange-traded funds and non-redeemable preferred stock. We carry these investments at estimated fair value. Effective January 1, 2018, changes in the fair value of equity securities are recognized in net income as further described below under the caption "Recently Issued Accounting Standards - Adopted Accounting Standards". Prior to January 1, 2018, changes in the fair value of equity securities were recorded in "Accumulated other comprehensive income".

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

Trading securities include: (i) investments purchased with the intent of selling in the near team to generate income; (ii) investments supporting certain insurance liabilities; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. The change in fair value of the income generating investments and investments supporting insurance liabilities and reinsurance agreements is recognized in income from policyholder and other special-purpose portfolios (a component of net investment income). The change in fair value of securities with embedded derivatives is recognized in realized investment gains (losses). Investment income related to investments supporting certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products.

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); (iii) investments in the common stock of the Federal Home Loan Bank ("FHLB"); and (iv) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method; and promissory notes, which are accounted for using the cost method. In accounting for limited partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period.

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

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates estimated fair value. It is the Company's policy to offset negative cash balances with positive balances in other accounts with the same counterparty when agreements are in place permitting legal right of offset.

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

Accounting for Certain Marketing Agreements

Bankers Life has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's career agents to distribute prescription drug and Medicare Advantage plans. These agreements allow Bankers Life to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels and incur distribution expenses paid to our agents who sell such products. As further discussed below under the caption "Recently Issued Accounting Standards - Adopted Accounting Standards", we adopted the new revenue recognition guidance which was effective January 1, 2018. The adoption of this new guidance had no impact on the fee revenue we recognized in any calendar year, but did impact the amounts we recognized during each quarterly period within a calendar year.

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

The cost of reinsurance ceded totaled $144.5 million, $105.0 million and $123.9 million in 2018, 2017 and 2016, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $173.5 million, $88.6 million and $130.1 million in 2018, 2017 and 2016, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $28.0 million, $30.4 million and $34.0 million in 2018, 2017 and 2016, respectively. Insurance policy benefits related to reinsurance assumed totaled $36.4 million, $44.7 million and $47.5 million in 2018, 2017 and 2016, respectively.

On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life, entered into an agreement with Wilton Re to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. Bankers Life paid a ceding commission of $825 million to reinsure the block, funded through excess capital in the insurance subsidiaries and at the holding company. Bankers Life transferred to Wilton Re assets equal to the statutory liabilities supporting the block plus the ceding commission (subject to a customary post-closing adjustment). In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. Accordingly, the Company evaluates and tests for loss recognition separately for the ceded block included in the "Long-term care in run-off segment". CNO recognized a charge related to the transaction of $661.1 million, net of taxes and gains recognized on the assets transferred to Wilton Re.

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

At December 31, 2018, our valuation allowance for our net deferred tax assets was $193.7 million, as we have determined that it is more likely than not that a portion of our deferred tax assets will not be realized. This determination was made by evaluating each component of the deferred tax assets and assessing the effects of limitations and/or interpretations on the value of such component to be fully recognized in the future.

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

At December 31, 2018, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $507.3 million (classified as other invested assets).  At December 31, 2018, we had unfunded commitments to these partnerships and hedge funds totaling $183.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment borrowings

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  New guidance effective January 1, 2018, requiring equity investments to be measured at fair value (as described in the section of this note entitled "Recently Issued Accounting Standards - Adopted Accounting Standards") does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, we have classified our investment in the FHLB common stock as other invested assets. In order to conform to the current presentation, the prior period investment in the FHLB common stock has been reclassified to other invested assets. At December 31, 2018, the carrying value of the FHLB common stock was $71.1 million.  As of December 31, 2018, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $1.9 billion at December 31, 2018, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2018
$50.0	February 2019	Variable rate – 2.719%
21.8	July 2019	Variable rate – 2.969%
15.0	October 2019	Variable rate – 3.022%
50.0	May 2020	Variable rate – 2.975%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 3.449%
100.0	September 2020	Variable rate – 3.166%
50.0	September 2020	Variable rate – 3.166%
75.0	September 2020	Variable rate – 2.923%
100.0	October 2020	Variable rate – 2.518%
50.0	December 2020	Variable rate – 3.047%
100.0	July 2021	Variable rate – 2.986%
100.0	July 2021	Variable rate – 2.956%
57.7	August 2021	Variable rate – 3.112%
28.2	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 2.986%
50.0	September 2021	Variable rate – 3.229%
22.0	May 2022	Variable rate – 3.057%
100.0	May 2022	Variable rate – 2.952%
10.0	June 2022	Variable rate – 3.381%
50.0	July 2022	Variable rate – 2.790%
50.0	July 2022	Variable rate – 2.867%
50.0	July 2022	Variable rate – 2.889%
50.0	August 2022	Variable rate – 2.979%
50.0	December 2022	Variable rate – 3.038%
50.0	December 2022	Variable rate – 3.038%
23.9	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 2.845%
100.0	July 2023	Variable rate – 2.845%
20.4	June 2025	Fixed rate – 2.940%
$1,645.8

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2018, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $.1 million.

Interest expense of $41.9 million, $27.0 million and $17.5 million in 2018, 2017 and 2016, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accounting for Derivatives

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to policy minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the policy as embedded derivatives. We are required to record the embedded derivatives related to our fixed index annuity products at estimated fair value.

The value of the embedded derivative is based on the estimated cost to fulfill our commitment to fixed indexed annuity policyholders to purchase a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. In valuing these options, we are required to make assumptions regarding: (i) future index values to determine both the future notional amounts at each anniversary date and the future prices of the forward starting options; (ii) future annual participation rates; and (iii) non-economic factors related to policy persistency. These assumptions are used to estimate the future cost to purchase the options.

The value of the embedded derivatives is determined based on the present value of estimated future option costs discounted using a risk-free rate adjusted for our non-performance risk and risk margins for non-capital market inputs. The non-performance risk adjustment is determined by taking into consideration publicly available information related to spreads in the secondary market for debt with credit ratings similar to ours. These observable spreads are then adjusted to reflect the priority of these liabilities and the claim paying ability of the issuing insurance subsidiaries.

Risk margins are established to capture non-capital market risks which represent the additional compensation a market participant would require to assume the risks related to the uncertainties regarding the embedded derivatives, including future policyholder behavior related to persistency. The determination of the risk margin is highly judgmental given the lack of a market to assume the risks solely related to the embedded derivatives of our fixed index annuity products.

The determination of the appropriate risk-free rate and non-performance risk is sensitive to the economic and interest rate environment. Accordingly, the value of the derivative is volatile due to external market sensitivities, which may materially affect net income. Additionally, changes in the judgmental assumptions regarding the appropriate risk margin can significantly impact the value of the derivative.

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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $11.6 million, $2.0 million and $3.4 million during 2018, 2017 and 2016, respectively.  Amounts amortized totaled $10.6 million, $8.9 million and $11.4 million during 2018, 2017 and 2016, respectively.  The unamortized balance of deferred sales inducements was $43.5 million and $42.5 million at December 31, 2018 and 2017, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Out-of-Period Adjustments

In 2018, we recorded the net effect of out-of-period adjustments related to the calculation of certain insurance liabilities which increased insurance policy benefits by $2.5 million (of which, $1.4 million related to long-term care reserves in the Bankers Life segment and $1.1 million related to a closed block of payout annuities in the Colonial Penn segment), decreased tax expense by $.5 million and increased our net loss by $2.0 million (or 1 cent per diluted share). In 2017, we recorded the net effect of out-of-period adjustments which decreased insurance policy benefits by $4.2 million, increased other operating costs and expenses by $2.0 million, increased tax expense by $.8 million and increased our net income by $1.4 million (or 1 cent per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

Recently Issued Accounting Standards

Pending Accounting Standards

In February 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on lease contracts in effect at December 31, 2018, the Company's analysis currently indicates that the primary impact of implementation of the new leasing guidance will be the recognition of a "right to use" asset and a "lease liability" of approximately $65 million. The cumulative effect adjustment to retained earnings as of January 1, 2019 is not material.

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

In March 2017, the FASB issued authoritative guidance related to the premium amortization on purchased callable debt securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. Specifically, the new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows based on the investments held by the Company at December 31, 2018, that are applicable to this guidance.

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

In August 2018, the FASB issued authoritative guidance that will result in significant changes in the manner we account for and report our insurance contracts, including certain contract riders and deferred acquisition costs. The effective date is January 1, 2021.

The significant provisions of the new standard and differences from current methods are summarized below:

•
Under the current standard, liabilities for future policy benefits for long-duration products are established based on assumptions set at the issue date which are not changed unless there is a premium deficiency. Under the new standard, mortality, morbidity, persistency and expense assumptions must be reviewed for potential changes at least annually. For these assumption changes, the liability for future policy benefits is recomputed and a cumulative catch-up adjustment is recorded in current year income. The interest rate used to discount future cash flows will be based on the current yield of an upper-medium grade fixed income instrument and must be updated each reporting period; changes in the liability resulting from interest rate changes are recorded in accumulated other comprehensive income. Under current methods, the interest rate is based on expected yields on the underlying investment portfolio estimated at the issue date.

•	We will no longer be permitted to include a provision for adverse deviation in calculations of the liability for future policy benefits.

•	Since assumptions are updated regularly, there is no longer a need for premium deficiency testing.

•	The new guidance introduces the concept of market risk benefits for product features such as guaranteed minimum death or income benefits, which must be accounted for at fair value.

•
Deferred acquisition costs will generally be amortized on a constant level basis over the expected term of the contracts. Amortization based on estimated gross profits or gross margins will no longer be permitted. Deferred acquisition costs will no longer need to be tested for impairment and no interest is accreted. Adjustments for the change in amortization that would have occurred if fixed maturity securities, available for sale, had been sold at their aggregate fair value and the proceeds reinvested at current yields (commonly referred to as "shadow adjustments") will no longer be required.

•
Significant additional annual and interim disclosures will be required including requirements for disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits and deferred acquisition costs, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions.

The new guidance is generally required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio for contracts in-force at the transition date. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used with the difference in values recognized through accumulated other comprehensive income at transition and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. We are currently in the early stages of implementing our project plan with respect to the new standard. Accordingly, we are continuing to evaluate the impact of adopting this new standard on our consolidated financial condition and results of operations.

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

Adopted Accounting Standards

In May 2014, the FASB issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company on January 1, 2018. The adoption of this new guidance impacted the timing of certain revenues and expenses between quarters of a calendar year for various distribution and marketing agreements with other insurance companies pursuant to which Bankers Life's career agents distribute third party products including prescription drug and Medicare Advantage plans. The annual fee income earned during a calendar year did not change, but the amount recognized during each quarterly period varied based on the sales of such products in each period. Furthermore, we recognized distribution expenses in the same period that the associated fee revenue was earned. Periods prior to the January 1, 2018 adoption date were not restated to reflect the new guidance.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The impact of adopting the cash flow guidance described above was as follows (dollars in millions):

	2017
	Amounts prior to effect of adoption of authoritative guidance	Restricted cash	COLI death benefits	Distributions received from equity method investments	As adjusted
Cash flows from operating activities:
Net investment income	$1,229.6	$—	$—	$26.7	$1,256.3
Other operating costs	(740.9)	—	(6.5)	—	(747.4)
Net cash flow from operating activities	613.1	—	(6.5)	26.7	633.3

Cash flows from investing activities:
Sales of investments	2,487.4	—	—	(26.7)	2,460.7
Change in cash and cash equivalents held by variable interest entities	10.4	(10.4)	—	—	—
Other	(29.9)	—	6.5	—	(23.4)
Net cash provided (used) by investing activities	(239.6)	(10.4)	6.5	(26.7)	(270.2)

Net increase (decrease) in cash and cash equivalents	99.5	(10.4)	—	—	89.1
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	478.9	189.3	—	—	668.2
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	578.4	178.9	—	—	757.3

	2016
	Amounts prior to effect of adoption of authoritative guidance	Restricted cash	Distributions received from equity method investments	As adjusted
Cash flows from operating activities:
Net investment income	$1,201.0	$—	$12.9	$1,213.9
Net cash flow from operating activities	762.8	—	12.9	775.7

Cash flows from investing activities:
Sales of investments	2,841.8	—	(12.9)	2,828.9
Change in cash and cash equivalents held by variable interest entities	175.1	(175.1)	—	—
Net cash provided (used) by investing activities	(742.4)	(175.1)	(12.9)	(930.4)

Net increase (decrease) in cash and cash equivalents	46.6	(175.1)	—	(128.5)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	432.3	364.4	—	796.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	478.9	189.3	—	668.2

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

In March 2016, the FASB issued authoritative guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this guidance is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence. The guidance was effective for the Company on January 1, 2017. The adoption of this guidance had no effect on our consolidated financial statements.
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
In October 2016, the FASB issued authoritative guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance was effective for the Company on January 1, 2017. The adoption of this guidance had no impact on our consolidated financial statements.

In February 2018, the FASB issued authoritative guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

3. INVESTMENTS

At December 31, 2018, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$10,306.1	$402.4	$(319.2)	$10,389.3	$—
United States Treasury securities and obligations of United States government corporations and agencies	152.9	22.1	(.2)	174.8	—
States and political subdivisions	1,725.8	144.6	(2.6)	1,867.8	—
Debt securities issued by foreign governments	60.3	.9	(1.7)	59.5	—
Asset-backed securities	1,513.2	21.9	(6.7)	1,528.4	—
Collateralized debt obligations	325.3	—	(13.5)	311.8	—
Commercial mortgage-backed securities	1,445.0	16.6	(20.4)	1,441.2	—
Mortgage pass-through securities	1.5	.1	—	1.6	—
Collateralized mortgage obligations	347.6	11.4	(3.9)	355.1	(.2)
Total investment grade fixed maturities, available for sale	15,877.7	620.0	(368.2)	16,129.5	(.2)
Below-investment grade (a) (b):
Corporate securities	862.4	2.3	(51.0)	813.7	—
Asset-backed securities	1,038.9	108.4	(.9)	1,146.4	—
Collateralized debt obligations	12.7	—	(1.7)	11.0	—
Commercial mortgage-backed securities	77.9	.2	(1.3)	76.8	—
Collateralized mortgage obligations	238.2	32.3	(.2)	270.3	(.3)
Total below-investment grade fixed maturities, available for sale	2,230.1	143.2	(55.1)	2,318.2	(.3)
Total fixed maturities, available for sale	$18,107.8	$763.2	$(423.3)	$18,447.7	$(.5)
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2018 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$8,836.9	$9,311.7	50.5%
2	8,353.6	8,270.0	44.8
Total NAIC 1 and 2 (investment grade)	17,190.5	17,581.7	95.3
3	674.1	641.4	3.5
4	218.0	200.3	1.1
5	19.7	18.9	.1
6	5.5	5.4	—
Total NAIC 3,4,5 and 6 (below-investment grade)	917.3	866.0	4.7
	$18,107.8	$18,447.7	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2018 and 2017, were as follows (dollars in millions):

	2018	2017
Net unrealized appreciation on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.2	$2.6
Net unrealized gains on all other investments	271.3	2,227.3
Adjustment to present value of future profits (a)	(4.5)	(94.0)
Adjustment to deferred acquisition costs	(38.3)	(292.6)
Adjustment to insurance liabilities	(2.5)	(295.8)
Deferred income tax liabilities	(49.5)	(335.4)
Accumulated other comprehensive income	$177.7	$1,212.1
________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2018, adjustments to the insurance liabilities and deferred tax assets included $(2.5) million and $.5 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

Below-Investment Grade Securities

At December 31, 2018, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,230.1 million, or 12 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,318.2 million, or 104 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$405.6	$409.8
Due after one year through five years	1,346.8	1,377.1
Due after five years through ten years	1,648.2	1,625.7
Due after ten years	9,706.9	9,892.5
Subtotal	13,107.5	13,305.1
Structured securities	5,000.3	5,142.6
Total fixed maturities, available for sale	$18,107.8	$18,447.7

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2018	2017	2016
General account assets:
Fixed maturities	$1,100.3	$1,133.8	$1,081.4
Equity securities	22.8	22.5	19.4
Mortgage loans	82.0	91.5	91.0
Policy loans	8.0	7.7	7.3
Other invested assets	79.2	47.2	26.4
Cash and cash equivalents	10.9	5.9	2.0
Policyholder and other special-purpose portfolios:
Trading securities (a)	8.5	12.8	12.2
Options related to fixed index products:
Option income (loss)	122.3	110.3	(40.1)
Change in value of options	(165.3)	52.2	69.3
Other special-purpose portfolios	61.0	90.6	79.7
Gross investment income	1,329.7	1,574.5	1,348.6
Less investment expenses	23.5	23.2	23.4
Net investment income	$1,306.2	$1,551.3	$1,325.2
_________________

(a)
Changes in the estimated fair value for trading securities still held as of the end of the respective years and included in net investment income were nil, $3.8 million and $(.2) million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the carrying value of fixed maturities and mortgage loans that were non-income producing during 2018 totaled $4.8 million and $7.8 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2018	2017	2016
Fixed maturity securities, available for sale:
Gross realized gains on sale	$65.7	$68.0	$137.7
Gross realized losses on sale	(65.8)	(24.2)	(95.2)
Impairments:
Total other-than-temporary impairment losses	(.5)	(12.5)	(15.2)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	(.9)	3.6
Net impairment losses recognized	(.5)	(13.4)	(11.6)
Net realized investment gains (losses) from fixed maturities	(.6)	30.4	30.9
Equity securities, including change in fair value (a)	(38.2)	11.6	20.9
Mortgage loans	(1.3)	1.1	—
Impairments of other investments	(2.1)	(9.4)	(20.7)
Loss on dissolution of variable interest entities	—	(4.3)	(7.3)
Other (a) (b)	30.9	20.9	(15.5)
Net realized investment gains (losses) before net realized gains on the transfer of assets related to reinsurance transaction	(11.3)	50.3	8.3
Net realized gains on the transfer of assets related to reinsurance transaction	363.4	—	—
Net realized investment gains (losses)	$352.1	$50.3	$8.3
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective years) were $(31.9) million, $12.8 million and $(.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)
In April 2016, the Company announced that it had invested in a non-controlling minority interest in Tennenbaum Capital Partners, LLC ("TCP"), a Los Angeles-based investment management firm. In August 2018, Blackrock, Inc. announced the completion of its acquisition of TCP. The sale of our interest in TCP resulted in a significant portion of the net realized gains in 2018.

During 2018, we recognized net realized investment gains of $352.1 million, which were comprised of: (i) $40.1 million of net gains from the sales of investments; (ii) $363.4 million of gains on the transfer of assets (substantially all of which were fixed maturities) related to reinsurance transaction; (iii) $38.2 million of losses related to equity securities, including the change in fair value; (iv) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $5.5 million; (v) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (vi) $2.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During 2017 and 2016, VIEs that were required to be consolidated were dissolved. We recognized losses of $4.3 million and $7.3 million during 2017 and 2016, respectively, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

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

At December 31, 2018, there were no fixed maturity investments in default.

During 2018, the $65.8 million of realized losses on sales of $1,295.8 million of fixed maturity securities, available for sale, included: (i) $54.0 million related to various corporate securities; (ii) $4.1 million related to commercial mortgage-backed securities; (iii) $4.1 million related to asset-backed securities; and (iv) $3.6 million related to various other investments.  Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During 2018, we recognized $2.6 million of impairment losses recorded in earnings which included: (i) $2.1 million related to a mortgage loan due to issuer specific events; and (ii) $.5 million related to a corporate security.

During 2017, the $24.2 million of realized losses on sales of $427.6 million of fixed maturity securities, available for sale included: (i) $16.8 million related to various corporate securities; (ii) $3.6 million related to commercial mortgage-backed securities; and (iii) $3.8 million related to various other investments.

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

During 2016, we recognized $32.3 million of impairment losses recorded in earnings which included: (i) $9.3 million of writedowns on fixed maturities in the energy sector; (ii) $3.7 million of writedowns on a direct loan due to borrower specific events; (iii) $12.7 million of writedowns on a privately placed preferred stock of an entity formed to construct and operate a chemical plant; (iv) $1.2 million of writedowns of investments held by VIEs due to other-than-temporary declines in value; and (v) $5.4 million of losses on other investments. Factors considered in determining the writedowns of investments in 2016 included the subordination status of each investment, the impact of recent downgrades and issuer specific events, including the impact of low oil prices on issuers in the energy sector.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments sold at a loss during 2018 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$56.3	$44.0
Greater than 12 months prior to sale	1.1		—
	6	$56.4	$44.0

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

market liquidity and risk premiums.  As of December 31, 2018, other-than-temporary impairments included in accumulated other comprehensive income totaled $.5 million (before taxes and related amortization).

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	Year ended
	December 31,
	2018	2017	2016
Credit losses on fixed maturity securities, available for sale, beginning of period	$(2.8)	$(5.5)	$(2.6)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	(3.0)
Less: credit losses on securities sold	2.6	4.7	.1
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	(2.0)	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)	$(2.8)	$(5.5)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$61.3	$61.0
Due after one year through five years	285.4	278.9
Due after five years through ten years	1,081.1	1,028.8
Due after ten years	4,633.4	4,317.8
Subtotal	6,061.2	5,686.5
Structured securities	2,137.8	2,089.2
Total	$8,199.0	$7,775.7

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2018 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	4	$18.4	$(4.5)	$13.9
Greater than or equal to 6 months and less than 12 months	2	12.1	(4.6)	7.5
		$30.5	$(9.1)	$21.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2018 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$2.0	$—	$19.2	$(.2)	$21.2	$(.2)
States and political subdivisions	91.3	(1.3)	33.3	(1.3)	124.6	(2.6)
Debt securities issued by foreign governments	16.8	(.7)	15.1	(1.0)	31.9	(1.7)
Corporate securities	4,702.9	(280.9)	805.9	(89.3)	5,508.8	(370.2)
Asset-backed securities	572.4	(3.7)	238.0	(4.0)	810.4	(7.7)
Collateralized debt obligations	318.9	(15.2)	—	—	318.9	(15.2)
Commercial mortgage-backed securities	560.3	(6.2)	281.1	(15.4)	841.4	(21.6)
Collateralized mortgage obligations	46.1	(.6)	72.4	(3.5)	118.5	(4.1)
Total fixed maturities, available for sale	$6,310.7	$(308.6)	$1,465.0	$(114.7)	$7,775.7	$(423.3)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2018, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2018, fixed maturity investments included structured securities with an estimated fair value of $5.1 billion (or 28 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2018.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at December 31, 2018 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,826.2	$1,688.5	$1,731.4
4 percent – 5 percent	1,868.9	1,764.6	1,812.5
5 percent – 6 percent	1,160.0	1,080.4	1,121.0
6 percent – 7 percent	178.5	167.1	173.8
7 percent – 8 percent	69.9	70.5	74.2
8 percent and above	229.1	229.2	229.7
Total structured securities	$5,332.6	$5,000.3	$5,142.6

The amortized cost and estimated fair value of structured securities at December 31, 2018, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$514.3	$546.3	3.0%
Planned amortization classes, target amortization classes and accretion-directed bonds	64.4	72.0	.4
Commercial mortgage-backed securities	1,522.9	1,518.0	8.2
Asset-backed securities	2,552.1	2,674.8	14.5
Collateralized debt obligations	338.0	322.8	1.8
Other	8.6	8.7	—
Total structured securities	$5,000.3	$5,142.6	27.9%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Mortgage Loans

At December 31, 2018, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 13 percent, 10 percent, 8 percent and 6 percent of the commercial mortgage loan balance were on properties located in California, Texas, Maryland and North Carolina, respectively. No other state comprised greater than five percent of the commercial mortgage loan balance. At December 31, 2018, there was one mortgage loan in process of foreclosure with a carrying value of $7.8 million. There were no other mortgage loans that were noncurrent at December 31, 2018. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. At December 31, 2018, we held residential mortgage loan investments with a carrying value of $149.6 million and a fair value of $149.1 million.

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2018 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$918.2	$936.9	$2,425.1
60% to 70%	315.2	318.2	496.7
Greater than 70% to 80%	173.2	176.1	236.3
Greater than 80% to 90%	13.7	13.1	16.5
Greater than 90%	32.2	31.1	34.5
Total	$1,452.5	$1,475.4	$3,209.1
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $39.0 million and $38.5 million at December 31, 2018 and 2017, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2018 and 2017.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2018 and 2017.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 35 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2018 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,044.4	$158.6	$11,203.0
United States Treasury securities and obligations of United States government corporations and agencies	—	174.8	—	174.8
States and political subdivisions	—	1,867.8	—	1,867.8
Debt securities issued by foreign governments	—	58.5	1.0	59.5
Asset-backed securities	—	2,662.8	12.0	2,674.8
Collateralized debt obligations	—	322.8	—	322.8
Commercial mortgage-backed securities	—	1,518.0	—	1,518.0
Mortgage pass-through securities	—	1.6	—	1.6
Collateralized mortgage obligations	—	625.4	—	625.4
Total fixed maturities, available for sale	—	18,276.1	171.6	18,447.7
Equity securities - corporate securities	181.1	100.4	9.5	291.0
Trading securities:
Asset-backed securities	—	86.5	—	86.5
Commercial mortgage-backed securities	—	93.6	—	93.6
Collateralized mortgage obligations	—	53.0	—	53.0
Total trading securities	—	233.1	—	233.1
Investments held by variable interest entities - corporate securities	—	1,468.4	—	1,468.4
Other invested assets - derivatives	—	26.6	—	26.6
Assets held in separate accounts	—	4.4	—	4.4
Total assets carried at fair value by category	$181.1	$20,109.0	$181.1	$20,471.2

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,289.0	$1,289.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2018
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,624.5	$1,624.5	$1,602.1
Policy loans	—	—	119.7	119.7	119.7
Other invested assets:
Company-owned life insurance	—	171.7	—	171.7	171.7
Cash and cash equivalents:
Unrestricted	594.2	—	—	594.2	594.2
Held by variable interest entities	62.4	—	—	62.4	62.4
Liabilities:
Policyholder account balances	—	—	11,594.1	11,594.1	11,594.1
Investment borrowings	—	1,645.9	—	1,645.9	1,645.8
Borrowings related to variable interest entities	—	1,399.8	—	1,399.8	1,417.2
Notes payable – direct corporate obligations	—	896.3	—	896.3	916.8

	December 31, 2017
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,677.3	$1,677.3	$1,650.6
Policy loans	—	—	116.0	116.0	116.0
Other invested assets:
Company-owned life insurance	—	182.3	—	182.3	182.3
Cash and cash equivalents:
Unrestricted	578.4	—	—	578.4	578.4
Held by variable interest entities	178.9	—	—	178.9	178.9
Liabilities:
Policyholder account balances	—	—	11,220.7	11,220.7	11,220.7
Investment borrowings	—	1,648.8	—	1,648.8	1,646.7
Borrowings related to variable interest entities	—	1,432.9	—	1,432.9	1,410.7
Notes payable – direct corporate obligations	—	962.3	—	962.3	914.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2018 (dollars in millions):

	December 31, 2018
	Beginning balance as of December 31, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2018	Amount of total gains (losses) for the year ended December 31, 2018 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$230.4	$(24.6)	$.2	$(5.3)	$12.7	$(54.8)	$158.6	$(.5)
Debt securities issued by foreign governments	3.9	(2.9)	(.1)	.1	—	—	1.0	—
Asset-backed securities	24.2	(11.5)	—	(.7)	—	—	12.0	—
Total fixed maturities, available for sale	258.5	(39.0)	.1	(5.9)	12.7	(54.8)	171.6	(.5)
Equity securities - corporate securities	21.2	(10.9)	(.8)	—	—	—	9.5	—
Investments held by variable interest entities - corporate securities	4.9	—	—	—	—	(4.9)	—	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,334.8)	(62.0)	107.8	—	—	—	(1,289.0)	107.8

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts. The following summarizes such activity for the year ended December 31, 2018 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$32.4	$(57.0)	$—	$—	$(24.6)
Debt securities issued by foreign governments	3.0	(5.9)	—	—	(2.9)
Asset-backed securities	—	(11.5)	—	—	(11.5)
Total fixed maturities, available for sale	35.4	(74.4)	—	—	(39.0)
Equity securities - corporate securities	—	(10.9)	—	—	(10.9)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(177.6)	16.5	16.7	82.4	(62.0)

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

At December 31, 2018, 53 percent of our Level 3 fixed maturities, available for sale, were investment grade and 92 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2018 (dollars in millions):

	Fair value at December 31, 2018	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$91.1	Discounted cash flow analysis	Discount margins	1.55% - 9.52% (4.47%)
Corporate securities (b)	4.8	Recovery method	Percent of recovery expected	61.03%
Asset-backed securities (c)	11.9	Discounted cash flow analysis	Discount margins	2.30%
Equity securities (d)	1.2	Market comparables	EBITDA multiples	1.1X
Equity securities (e)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (f)	63.8	Unadjusted third-party price source	Not applicable	Not applicable
Total	181.1
Liabilities:
Future policy benefits (g)	1,289.0	Discounted projected embedded derivatives	Projected portfolio yields	5.11% - 5.15% (5.11%)
			Discount rates	2.20% - 4.02% (2.75%)
			Surrender rates	1.30% - 37.30% (12.40%)
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

(g)
Future policy benefits - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

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

(g)
Future policy benefits - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2018	2017

Long-term care	Company experience	Company experience	Company experience	6%	$5,277.9	$5,669.0
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,461.6	2,401.2
Accident and health contracts	Company experience	Company experience	Company experience	5%	2,944.5	2,812.0
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	30.3	44.9
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	4%	368.1	594.2
Total					$11,082.4	$11,521.3
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account balances are summarized as follows (dollars in millions):

	2018	2017
Fixed index annuities	$6,657.8	$5,942.2
Other annuities	3,793.8	4,183.8
Interest-sensitive life insurance contracts	1,142.5	1,094.7
Total	$11,594.1	$11,220.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2018	2017	2016
Balance, beginning of year	$1,828.2	$1,777.6	$1,731.8
Less reinsurance (receivables) payables	15.1	14.0	(130.0)
Net balance, beginning of year	1,843.3	1,791.6	1,601.8
Incurred claims related to:
Current year	1,480.0	1,548.1	1,526.4
Prior years (a)	(41.5)	(26.7)	96.6
Total incurred	1,438.5	1,521.4	1,623.0
Interest on claim reserves	71.8	78.4	75.3
Paid claims related to:
Current year	(849.4)	(845.5)	(837.2)
Prior years	(630.6)	(702.6)	(671.3)
Total paid	(1,480.0)	(1,548.1)	(1,508.5)
Reserves ceded pursuant to reinsurance transaction	(956.7)	—	—
Net balance, end of year	916.9	1,843.3	1,791.6
Add reinsurance receivables (payables)	951.1	(15.1)	(14.0)
Balance, end of year	$1,868.0	$1,828.2	$1,777.6
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2018	2017	2016
Current tax expense (benefit)	$(2.8)	$90.8	$(45.2)
Deferred tax expense	93.1	72.0	173.0
Valuation allowance applicable to current year income	8.9	(15.3)	(14.0)
Income tax expense calculated based on annual effective tax rate	99.2	147.5	113.8
Tax benefit on long-term care reinsurance transaction	(147.9)	—	—
Income tax expense on discrete items:
Change in valuation allowance	95.7	(13.4)	40.7
Impact of federal tax reform	—	310.6	—
Change in valuation allowance related to federal tax reform	—	(138.1)	—
IRS settlement	—	—	(170.4)
Other items	3.2	(1.7)	10.9
Total income tax expense (benefit)	$50.2	$304.9	$(5.0)
On December 22, 2017, the Tax Reform Act was signed into law and enacted a broad range of changes to the Internal Revenue Code (the "Code") including individual and corporate reforms and numerous changes to U.S. international tax provisions. The Tax Reform Act reduced the corporate tax rate to 21 percent from 35 percent effective January 1, 2018, and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

made significant changes to the taxation of life insurance companies. Among other things, the Tax Reform Act modified the computation of life insurance reserves, increased the capitalization rate and extended the amortization period for policy acquisition costs, imposed limitations on the deductibility of performance-based compensation to "covered employees" and interest expense, and allowed for the expensing of certain capital expenditures. For NOLs arising after December 31, 2017, the Tax Reform Act limits the ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is prohibited. As a result of the reduction in the federal corporate income tax rate, we reduced the value of our net deferred tax assets by $172.5 million (net of the reduction in the valuation allowance for deferred tax assets) which was recorded as additional income tax expense for the year ended December 31, 2017.

The $172.5 million adjustment to our net deferred tax assets was a provisional amount as defined in the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 118 ("SAB 118"), issued in December 2017 to address complexities in completing the calculations resulting from the Tax Reform Act. Although we were able to make a reasonable estimate of the impact of the Tax Reform Act based on the information available, we required additional time within the measurement period permitted under SAB 118 to complete our analysis of the calculations of life insurance tax reserves and future period taxable income used to estimate our deferred tax valuation allowance. We completed our analysis in the fourth quarter of 2018 and there were no material changes to our previous estimates.

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2018	2017	2016
U.S. statutory corporate rate	21.0%	35.0%	35.0%
Valuation allowance	(39.5)	(6.0)	7.6
Non-taxable income and nondeductible benefits, net	.6	(2.0)	(1.1)
State taxes	(1.1)	.6	2.2
Impact of federal tax reform	—	64.7	—
Change in valuation allowance related to federal tax reform	—	(28.8)	—
Impact of IRS settlement	—	—	(48.2)
Other items	—	—	3.1
Effective tax rate	(19.0)%	63.5%	(1.4)%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2018	2017
Deferred tax assets:
Net federal operating loss carryforwards	$685.1	$489.6
Net state operating loss carryforwards	14.5	9.3
Investments	—	4.3
Insurance liabilities	283.9	415.8
Other	46.3	48.9
Gross deferred tax assets	1,029.8	967.9
Deferred tax liabilities:
Investments	(10.1)	—
Present value of future profits and deferred acquisition costs	(171.1)	(165.4)
Accumulated other comprehensive income	(50.2)	(337.2)
Gross deferred tax liabilities	(231.4)	(502.6)
Net deferred tax assets before valuation allowance	798.4	465.3
Valuation allowance	(193.7)	(89.1)
Net deferred tax assets	604.7	376.2
Current income taxes prepaid (accrued)	25.3	(9.3)
Income tax assets, net	$630.0	$366.9

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

Based on our assessment, it appears more likely than not that $604.7 million of our total deferred tax assets of $798.4 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $193.7 million at December 31, 2018 ($189.9 million of which relates to our net federal operating loss carryforwards and $3.8 million relates to state operating loss carryforwards). As a result of the completion of the long-term care reinsurance transaction in the third quarter of 2018, we increased the valuation allowance for deferred tax assets by $104.8 million. The increase in life company NOLs generated by the tax loss on the reinsurance transaction is expected to impact our ability to utilize non-life NOLs in the future. Accordingly, we increased the valuation allowance for deferred taxes by $104.8 million. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

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

At December 31, 2018, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual taxable income which is assumed to increase by approximately 3.5 percent for the next five years, and level taxable income thereafter. In the projections used for our analysis, our adjusted average taxable income of approximately $465 million consisted of $85 million of non-life taxable income and $380 million of life taxable income.

Based on our assessment, we recognized an increase to the allowance for deferred tax assets of $104.6 million in 2018. We have evaluated the recovery of our deferred tax assets and assessed the effect of limitations and/or interpretations on their value and have concluded that it is more likely than not that the value recognized will be fully realized in the future.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2015	$213.5
Increase in 2016	26.7	(a)
Balance, December 31, 2016	240.2
Decrease in 2017	(166.8)	(b)
Cumulative effect of accounting change	15.7	(c)
Balance, December 31, 2017	89.1
Increase in 2018	104.6	(d)
Balance, December 31, 2018	$193.7
___________________

(a)	The 2016 increase to the deferred tax valuation allowance primarily resulted from additional non-life NOLs due to the settlement with the Internal Revenue Service (the "IRS").

(b)
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

(c)
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

(d)
The 2018 increase to the deferred tax valuation allowance includes: (i) an increase of $104.8 million due to the life NOLs generated by the tax loss on the long-term care reinsurance transaction; and (ii) other changes netting to $(.2) million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.51 percent at December 31, 2018), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2018, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

In 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. The Section 382 Rights Agreement has been amended three times, most recently effective November 13, 2017 (the "Third Amended Section 382 Rights Agreement"). The Third Amended Section 382 Rights Agreement extended the expiration date of the Section 382 Rights Agreement to November 13, 2020, updated the purchase price of the rights described below and provided for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock. The Third Amended Section 382 Rights Agreement was approved by the Company’s stockholders at the Company’s 2018 annual meeting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $3.3 billion of federal NOLs as of December 31, 2018, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,751.9
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,338.5
Post 2017 life NOLs with no expiration	923.9
Total federal NOLs	$3,262.4

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
We also had deferred tax assets related to NOLs for state income taxes of $14.5 million and $9.3 million at December 31, 2018 and 2017, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

There were no unrecognized tax benefits in either 2018 or 2017.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2018 and 2017 (dollars in millions):

	2018	2017
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issuance costs	(8.2)	(10.4)
Direct corporate obligations	$916.8	$914.6

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

The Company used the proceeds of the offering of the Notes, together with borrowings under the Revolving Credit Agreement (as defined below): (i) to repay all amounts outstanding under our previous senior secured credit agreement; (ii) to redeem and satisfy and discharge all of the outstanding 6.375% Senior Secured Notes due October 2020; and (iii) to pay fees and expenses related to the offering of the Notes and the foregoing transactions. The remaining proceeds of the Notes and the borrowings under the Revolving Credit Agreement were used for general corporate purposes, including share repurchases.

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

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit facility with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the revolving credit facility, resulting in $50.0 million available for additional borrowings. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to the earlier of October 13, 2022 and the date that is six months prior to the maturity date of the 2020 Notes, which is November 30, 2019.

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

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin based on the Company's unsecured debt rating), or a eurodollar rate plus an applicable margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent (1.75 percent to 2.25 percent prior to the Amendment Agreement), in the case of loans at the eurodollar rate, and 0.375 percent to 1.125 percent (.75 percent to 1.25 percent prior to the Amendment Agreement), in the case of loans at the base rate. At December 31, 2018, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 4.15 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time to time pursuant to a ratings based pricing grid. In addition, a fronting fee, in an amount equal to 0.125% per annum on the aggregate face amount of the outstanding letters of credit, will be payable to the issuers of such letters of credit.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (30.0 percent prior to the Amendment Agreement) (such ratio was 22.5 percent at December 31, 2018); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 393 percent at December 31, 2018); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,193.2 million at December 31, 2018 compared to the minimum requirement of $2,687.4 million).

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

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2018 (dollars in millions):

Year ending December 31,
2019	$100.0	(a)
2020	325.0
2021	—
2022	—
2023	—
Thereafter	500.0
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

On September 29, 2016, Washington National and BCLIC commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against BRe based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. BRe filed a counterclaim against Washington National and BCLIC in the arbitration alleging damages relating to the reinsurance agreements and their termination.  In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, Case No. 16-cv-7646, alleging, among other claims, fraud/fraudulent concealment, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and Washington National and BCLIC, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP and its affiliates ("Platinum"). On April 27, 2017, an amended complaint was filed adding Beechwood Capital Group, LLC as a defendant. On March 13, 2018, the District Court granted defendants' motion to compel arbitration of Washington National's and BCLIC's claims and the litigation is now stayed pending the outcome of the arbitration. Washington National and BCLIC intend to vigorously pursue their claims for damages and other remedies in the arbitration and the litigation described above.
By public notice dated July 26, 2017, the Cayman Islands Monetary Authority advised that, effective July 25, 2017, two individuals (the "Controllers") had been appointed pursuant to Section 24(2)(h) of the Cayman Islands Insurance Law to assume control of the affairs of BRe.  According to the public notice, effective with their appointment, the Controllers assumed immediate control of the affairs of BRe and have all the powers necessary to administer the affairs of BRe including power to terminate its insurance business.  The Controllers are responsible for assessing the financial position of BRe and submitting a report to the Cayman Islands Monetary Authority.  On August 10, 2018, the Cayman Islands Monetary Authority filed a public petition in the Grand Court of the Cayman Islands to officially wind up BRe, concluding that BRe was now of doubtful solvency.  On November 27, 2018, the Grand Court of the Cayman Islands granted the petition to officially wind up BRe and appointed the current Controllers of BRe to be its Joint Official Liquidators.

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., Case No. 18-cv-12018, alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including BRe and many of its affiliates, CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. The PPCO Receiver alleges that Platinum insiders conspired with BRe and its principals and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleges that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. have liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. are vigorously contesting the PPCO Receiver’s claims.

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File ("SSADMF") to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 40 states and the District of Columbia participated in this examination. In November 2018, we entered into a Global Resolution Agreement for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds. Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory jurisdictions will compare expanded matching criteria to the SSADMF to identify deceased insureds and contract holders where a valid claim has not been made.

Guaranty Fund Assessments

The balance sheet at December 31, 2018, included: (i) accruals of $10.6 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2018; and (ii) receivables of $18.0 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2017, such guaranty fund assessment accruals were $14.1 million and such receivables were $20.0 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.3 million, $11.0 million and $2.8 million in 2018, 2017 and 2016, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $23.5 million and $24.2 million at December 31, 2018 and 2017, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these lease and sponsorship agreements was $67.0 million, $61.4 million and $56.8 million in 2018, 2017 and 2016, respectively. Future required minimum payments as of December 31, 2018, were as follows (dollars in millions):

2019	$22.2
2020	18.7
2021	14.3
2022	11.0
2023	8.7
Thereafter	1.4
Total	$76.3

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

The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $155.7 million and $168.2 million at December 31, 2018 and 2017, respectively. Expenses incurred on this plan were $(5.2) million, $18.8 million and $8.1 million during 2018, 2017 and 2016, respectively (including the recognition of gains (losses) of $11.9 million, $(12.2) million and $3.1 million in 2018, 2017 and 2016, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; (ii) changes in mortality table assumptions; and (iii) the aforementioned settlement distributions in 2016). We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $171.7 million and $182.3 million at December 31, 2018 and 2017, respectively. Death benefits related to the COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $(10.6) million, $24.6 million and $6.9 million in 2018, 2017 and 2016, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2018	2017
Benefit obligations:
Discount rate	4.25%	3.75%
Net periodic cost:
Discount rate	3.75%	4.25%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2018 were as follows (dollars in millions):

2019	$7.5
2020	7.8
2021	8.0
2022	8.3
2023	8.6
2024 - 2028	45.7

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its career agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $28.4 million and $22.9 million at December 31, 2018 and 2017, respectively. Company contribution expense totaled $5.5 million, $6.6 million and $4.4 million

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

in 2018, 2017 and 2016, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the TOLI assets was $22.9 million and $18.0 million at December 31, 2018 and 2017, respectively.

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $5.8 million, $5.5 million and $5.3 million in 2018, 2017 and 2016, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2018	2017
Assets:
Other invested assets:
Fixed index call options	$26.6	$170.2
Reinsurance receivables	(6.5)	(1.4)
Total assets	$20.1	$168.8
Liabilities:
Future policy benefits:
Fixed index products	$1,289.0	$1,334.8
Total liabilities	$1,289.0	$1,334.8

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2017	Additions	Maturities/terminations	December 31, 2018
Fixed index annuities - embedded derivative	Policies	104,689	12,189	(8,048)	108,830
Fixed index call options	Notional (a)	$3,005.8	$3,043.2	$(3,028.5)	$3,020.5
_________________
(a) Dollars in millions.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $123 million in underlying investments held by the ceding reinsurer.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2018	2017	2016
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$(43.0)	$162.5	$29.2
Net realized gains (losses):
Interest rate futures	—	—	(1.1)
Embedded derivative related to modified coinsurance agreement	(5.1)	2.8	.8
Total	(5.1)	2.8	(.3)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	107.8	25.0	60.8
Total	$59.7	$190.3	$89.7

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2018, all of our counterparties were rated "A-" or higher by S&P.

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

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2018 and 2017 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2018:
Fixed index call options	$26.6	$—	$26.6	$—	$—	$26.6
December 31, 2017:
Fixed index call options	170.2	—	170.2	—	—	170.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

11. SHAREHOLDERS' EQUITY

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

	2018	2017	2016
Balance, beginning of year	166,858	173,754	184,029
Treasury stock purchased and retired	(5,486)	(7,808)	(11,688)
Stock options exercised (a)	378	725	978
Restricted and performance stock vested (b)	452	187	435
Balance, end of year	162,202	166,858	173,754
____________________

(a)	In 2018, such amount was reduced by 69 thousand shares which were tendered to the Company for the payment of the exercise price and required federal and state tax withholdings.

(b)
In 2018, 2017 and 2016, such amount was reduced by 242 thousand, 103 thousand and 191 thousand shares, respectively, which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities. In 2018, 2017 and 2016, we repurchased 5.5 million, 7.8 million and 11.7 million shares, respectively, for $100.9 million, $167.1 million and $203.0 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $284.6 million as of December 31, 2018.

In 2018, 2017 and 2016, dividends declared on common stock totaled $65.1 million ($0.39 per common share), $59.6 million ($0.35 per common share) and $54.8 million ($0.31 per common share), respectively. In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share. In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share. In May 2016, the Company increased its quarterly common stock dividend to $0.08 per share from $0.07 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2018, 5.3 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock option awards granted in 2007 through 2009 generally vested on a graded basis over a three year service term and expired five years from the date of grant. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. Our stock options granted in 2015 through 2018 generally vest on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million stock options vests on a graded basis over a five year service term and expires ten years from the date of grant. The vesting periods for our awards of restricted stock and restricted stock units (collectively "restricted stock") range from immediate vesting to a period of three years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A summary of the Company's stock option activity and related information for 2018 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	5,121	$15.95
Options granted	2,112	21.03
Exercised	(447)	(10.94)		$3.1
Forfeited or terminated	(247)	(20.29)
Outstanding at the end of the year	6,539	17.77	5.8	$44.4
Options exercisable at the end of the year	3,247		3.5	$26.7
Available for future grant	5,296

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

We recognized compensation expense related to stock options totaling $5.6 million ($4.5 million after income taxes) in 2018, $6.3 million ($4.1 million after income taxes) in 2017 and $12.2 million ($7.9 million after income taxes) in 2016. Compensation expense related to stock options reduced both basic and diluted earnings per share by three cents in 2018, two cents in 2017 and four cents in 2016. At December 31, 2018, the unrecognized compensation expense for non-vested stock options totaled $8.9 million which is expected to be recognized over a weighted average period of 3.5 years. Cash received by

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

the Company from the exercise of stock options was $3.9 million, $8.3 million and $8.4 million during 2018, 2017 and 2016, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2018	2017	2016
	Grants	Grants	Grants
Weighted average risk-free interest rates	2.9%	2.2%	1.4%
Weighted average dividend yields	1.9%	1.5%	1.6%
Volatility factors	27%	32%	36%
Weighted average expected life (in years)	6.4	6.3	6.3
Weighted average fair value per share	$5.49	$6.20	$5.48

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2018, 2017 and 2016.

The following table summarizes information about stock options outstanding at December 31, 2018 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$6.77 - $7.51	339	0.2	$7.50	339	$7.50
$10.88 - $16.22	635	1.2	10.99	634	10.98
$16.42 - $21.57	5,565	6.7	19.17	2,274	17.54
	6,539			3,247

During 2018, 2017 and 2016, the Company granted restricted stock of .4 million, .3 million and .4 million, respectively, to certain directors, officers and employees of the Company at a weighted average fair value of $22.36 per share, $20.87 per share and $18.17 per share, respectively. The fair value of such grants totaled $9.7 million, $6.9 million and $7.3 million in 2018, 2017 and 2016, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2018 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	535	$19.65
Granted	434	22.36
Vested	(216)	(19.28)
Forfeited	(18)	(21.56)
Non-vested shares, end of year	735	21.31

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2018, the unrecognized compensation expense for non-vested restricted stock totaled $7.7 million which is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2017, the unrecognized compensation expense for non-vested restricted stock totaled $5.5 million. We recognized compensation expense related to restricted stock awards totaling $7.1 million, $6.1 million and $3.1 million in 2018, 2017 and 2016, respectively. The fair value of restricted stock that vested during 2018, 2017 and 2016 was $4.2 million, $2.7 million and $2.1 million, respectively.

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

In 2018, 2017 and 2016 the Company granted performance units totaling 319,920, 452,900 and 507,976, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. The performance units granted in 2018, 2017 and 2016 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards
Awards outstanding at December 31, 2015	549	549
Granted in 2016	254	254
Additional shares issued pursuant to achieving certain performance criteria (a)	87	65
Shares vested in 2016	(261)	(239)
Forfeited	(59)	(59)
Awards outstanding at December 31, 2016	570	570
Granted in 2017	226	226
Additional shares issued pursuant to achieving certain performance criteria (a)	—	30
Shares vested in 2017	—	(144)
Forfeited	(167)	(53)
Awards outstanding at December 31, 2017	629	629
Granted in 2018	160	160
Additional shares issued pursuant to achieving certain performance criteria (a)	—	123
Shares vested in 2018	(160)	(318)
Forfeited	(61)	(26)
Awards outstanding at December 31, 2018	568	568

_________________________
(a) The performance units that vested in 2016, 2017 and 2018 provided for a payout of up to 150 percent, 150 percent and 200 percent, respectively, of the award if certain performance levels were achieved.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The grant date fair value of the performance units awarded was $8.1 million and $11.2 million in 2018 and 2017, respectively. We recognized compensation expense of $12.0 million, $9.0 million and $7.7 million in 2018, 2017 and 2016, respectively, related to the performance units.

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

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2018	2017	2016
Net income (loss) for diluted earnings per share	$(315.0)	$175.6	$358.2
Shares:
Weighted average shares outstanding for basic earnings per share	165,457	170,025	176,638
Effect of dilutive securities on weighted average shares:
Stock options, restricted stock and performance units	—	2,119	1,685
Weighted average shares outstanding for diluted earnings per share	165,457	172,144	178,323

In 2018, equivalent common shares of 2,104,000 (related to stock options, restricted stock and performance units) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive due to the net loss recognized by the Company in such period.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2018	2017	2016
Direct premiums collected	$4,150.3	$4,013.4	$3,942.7
Reinsurance assumed	27.8	30.2	33.8
Reinsurance ceded	(156.2)	(114.4)	(132.9)
Premiums collected, net of reinsurance	4,021.9	3,929.2	3,843.6
Change in unearned premiums	6.5	19.0	6.2
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,588.5)	(1,445.9)	(1,386.7)
Premiums on traditional products with mortality or morbidity risk	2,439.9	2,502.3	2,463.1
Fees and surrender charges on interest-sensitive products	153.2	145.0	138.0
Insurance policy income	$2,593.1	$2,647.3	$2,601.1

The four states with the largest shares of 2018 collected premiums were Florida (10 percent), Pennsylvania (6 percent), Texas (5 percent) and Iowa (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2018	2017	2016
Commission expense	$122.8	$115.6	$110.5
Salaries and wages	233.2	237.3	231.0
Other	458.2	488.6	454.8
Total other operating costs and expenses	$814.2	$841.5	$796.3

Changes in the present value of future profits were as follows (dollars in millions):

	2018	2017	2016
Balance, beginning of year	$359.6	$401.8	$449.0
Amortization	(45.1)	(54.4)	(62.2)
Effect of reinsurance transaction	(60.4)	—	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	89.5	12.2	15.0
Balance, end of year	$343.6	$359.6	$401.8

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 10 percent of the December 31, 2018 balance of the present value of future profits in 2019, 9 percent in 2020, 8 percent in 2021, 8 percent in 2022 and 7 percent in 2023. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2018, 2017 and 2016.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in deferred acquisition costs were as follows (dollars in millions):

	2018	2017	2016
Balance, beginning of year	$1,026.8	$1,044.7	$1,083.3
Additions	261.8	236.1	242.7
Amortization	(219.2)	(184.9)	(191.1)
Effect of reinsurance transaction	(1.2)	—	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	254.3	(69.1)	(90.2)
Balance, end of year	$1,322.5	$1,026.8	$1,044.7

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(315.0)	$175.6	$358.2
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	292.2	265.4	275.0
Income taxes	18.4	227.5	(11.7)
Insurance liabilities	207.8	464.7	332.8
Accrual and amortization of investment income	14.9	(294.9)	(111.3)
Deferral of policy acquisition costs	(261.7)	(236.1)	(242.7)
Net realized investment (gains) losses	11.3	(50.3)	(8.3)
Net realized gains on the transfer of assets related to reinsurance transaction	(363.4)	—	—
Loss related to reinsurance transactions	1,067.6	—	75.4
Payment to reinsurer pursuant to long-term care business reinsured	(365.0)	—	—
Cash and cash equivalents received upon recapture of reinsurance	—	—	73.6
Loss on extinguishment of borrowings related to variable interest entities	3.8	9.5	—
Other	6.9	71.9	34.7
Net cash from operating activities	$317.8	$633.3	$775.7

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

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2018	2017	2016
Stock options, restricted stock and performance units	$24.7	$21.4	$23.0
Market value of investments recaptured in connection with the termination of reinsurance agreements with BRe	—	—	431.1

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2018	2017
Statutory capital and surplus	$1,652.8	$1,904.4
Asset valuation reserve	233.3	246.8
Interest maintenance reserve	425.0	487.0
Total	$2,311.1	$2,638.2

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2018 and 2017, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $(293.3) million (including approximately $541 million loss related to a reinsurance transaction), $352.3 million and $256.6 million (including approximately $110 million loss on the recapture of long-term care business) in 2018, 2017 and 2016, respectively. Included in such net income were net realized capital gains (losses), net of income taxes, of $43.8 million, $(9.9) million and $(29.7) million in 2018, 2017 and 2016, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $159.2 million, $158.3 million and $153.9 million in 2018, 2017 and 2016, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2018, our insurance subsidiaries paid dividends of $213.9 million to CDOC. CDOC made a capital contribution of $265.0 million to its insurance subsidiaries in 2018.

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2018 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

At December 31, 2018, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Revolving Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life, entered into an agreement to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance". In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. All prior period segment disclosures have been revised to conform to management's current view of the Company's operating segments.

We measure segment performance by excluding the loss related to reinsurance transactions, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss related to reinsurance transactions, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes and amendment in the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2018	2017	2016
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$18.5	$20.3	$22.0
Health	1,023.3	1,038.2	1,035.2
Life	416.7	415.2	393.0
Net investment income (a)	762.9	918.2	751.5
Fee revenue and other income (a)	51.9	44.1	34.4
Total Bankers Life revenues	2,273.3	2,436.0	2,236.1
Washington National:
Insurance policy income:
Annuities	1.4	2.1	2.9
Health	658.9	642.9	627.9
Life	27.3	26.4	25.0
Net investment income (a)	259.8	270.2	259.3
Fee revenue and other income (a)	.9	1.0	1.3
Total Washington National revenues	948.3	942.6	916.4
Colonial Penn:
Insurance policy income:
Health	1.7	2.1	2.6
Life	296.9	289.7	278.8
Net investment income (a)	44.6	44.4	44.2
Fee revenue and other income (a)	1.8	1.3	1.1
Total Colonial Penn revenues	345.0	337.5	326.7
Long-term care in run-off:
Insurance policy income - health	148.4	210.4	213.7
Net investment income (a)	172.7	223.7	194.7
Total Long-term care in run-off revenues	321.1	434.1	408.4
Corporate operations:
Net investment income	(5.6)	35.5	16.6
Fee revenue and other income	6.7	8.5	10.0
Total corporate revenues	1.1	44.0	26.6
Total revenues	$3,888.8	$4,194.2	$3,914.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2018	2017	2016
Expenses:
Bankers Life:
Insurance policy benefits	$1,311.9	$1,474.9	$1,283.2
Amortization	171.3	153.3	163.9
Interest expense on investment borrowings	29.7	19.8	13.2
Other operating costs and expenses	419.8	420.5	400.2
Total Bankers Life expenses	1,932.7	2,068.5	1,860.5
Washington National:
Insurance policy benefits	556.5	581.1	561.7
Amortization	55.8	58.8	59.1
Interest expense on investment borrowings	10.8	6.3	3.7
Other operating costs and expenses	203.3	198.1	189.0
Total Washington National expenses	826.4	844.3	813.5
Colonial Penn:
Insurance policy benefits	207.2	199.6	201.9
Amortization	17.8	16.3	15.3
Interest expense on investment borrowings	1.4	.9	.6
Other operating costs and expenses	103.8	98.1	107.2
Total Colonial Penn expenses	330.2	314.9	325.0
Long-term care in run-off:
Insurance policy benefits	271.3	344.2	355.0
Amortization	7.0	10.3	12.6
Other operating costs and expenses	19.9	26.5	22.4
Total Long-term care in run-off expenses	298.2	381.0	390.0
Corporate operations:
Interest expense on corporate debt	48.0	46.5	45.8
Other operating costs and expenses	72.1	84.3	69.1
Total corporate expenses	120.1	130.8	114.9
Total expenses	3,507.6	3,739.5	3,503.9
Pre-tax operating earnings by segment:
Bankers Life	340.6	367.5	375.6
Washington National	121.9	98.3	102.9
Colonial Penn	14.8	22.6	1.7
Long-term care in run-off	22.9	53.1	18.4
Corporate operations	(119.0)	(86.8)	(88.3)
Pre-tax operating earnings	$381.2	$454.7	$410.3
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2018	2017	2016
Total segment revenues	$3,888.8	$4,194.2	$3,914.2
Net realized investment gains (losses)	(11.3)	50.3	8.3
Net realized gains on the transfer of assets related to reinsurance transaction	363.4	—	—
Revenues related to earnings attributable to VIEs	67.4	52.7	52.6
Fee revenue related to transition and support services agreements	5.2	—	10.0
Consolidated revenues	4,313.5	4,297.2	3,985.1

Total segment expenses	3,507.6	3,739.5	3,503.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	(68.3)	2.9	(11.3)
Amortization related to fair value changes in embedded derivative liabilities	12.8	(.4)	1.7
Amortization related to net realized investment gains (losses)	(.4)	1.0	.7
Expenses attributable to VIEs	65.8	61.5	54.6
Fair value changes and amendment related to agent deferred compensation plan	(11.9)	12.2	(3.1)
Loss related to reinsurance transactions	1,067.6	—	75.4
Expenses related to transition and support services agreements	5.1	—	10.0
Consolidated expenses	4,578.3	3,816.7	3,631.9
Income (loss) before tax	(264.8)	480.5	353.2
Income tax expense (benefit):
Tax expense (benefit) on period income (loss)	(57.6)	162.8	127.8
Valuation allowance for deferred tax assets and other tax items	107.8	142.1	(132.8)
Net income (loss)	$(315.0)	$175.6	$358.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2018	2017
Assets:
Bankers Life	$17,457.0	$17,474.5
Washington National	7,385.0	7,674.3
Colonial Penn	1,031.3	1,059.3
Long-term care in run-off	3,419.9	4,353.3
Corporate operations	2,146.6	2,548.9
Total assets	$31,439.8	$33,110.3
Liabilities:
Bankers Life	$15,262.0	$14,747.6
Washington National	6,079.2	6,101.5
Colonial Penn	940.0	921.0
Long-term care in run-off	3,348.8	3,864.4
Corporate operations	2,438.9	2,628.3
Total liabilities	$28,068.9	$28,262.8

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2018
Bankers Life	$86.5	$863.2	$13,714.6
Washington National	226.9	342.7	5,556.1
Colonial Penn	30.2	116.6	845.7
Long-term care in run-off	—	—	3,340.3
Total	$343.6	$1,322.5	$23,456.7
2017
Bankers Life	$81.1	$606.5	$13,257.2
Washington National	243.7	310.8	5,590.7
Colonial Penn	34.8	109.5	834.4
Long-term care in run-off	—	—	3,856.7
Total	$359.6	$1,026.8	$23,539.0

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

2018	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,007.8	$1,046.3	$1,481.2	$778.2
Income (loss) before income taxes	$108.1	$129.8	$(539.8)	$37.1
Income tax expense (benefit)	23.8	27.6	(10.0)	8.8
Net income (loss)	$84.3	$102.2	$(529.8)	$28.3
Earnings per common share:
Basic:
Net income (loss)	$.50	$.62	$(3.22)	$.17
Diluted:
Net income (loss)	$.50	$.61	$(3.22)	$.17

2017	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr. (a)
Revenues	$1,070.7	$1,057.1	$1,079.3	$1,090.1
Income before income taxes	$96.7	$128.5	$129.9	$125.4
Income tax expense	34.4	45.1	29.1	196.3
Net income (loss)	$62.3	$83.4	$100.8	$(70.9)
Earnings per common share:
Basic:
Net income (loss)	$.36	$.49	$.60	$(.42)
Diluted:
Net income (loss)	$.36	$.48	$.59	$(.42)
___________________

(a)	In the fourth quarter of 2017, our net loss reflected the unfavorable impact of $172.5 million related to the Tax Reform Act which was enacted in December 2017.

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  During 2017 and 2016, VIEs that were required to be consolidated were dissolved. We recognized losses of $4.3 million and $7.3 million during 2017 and 2016, respectively, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets. The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $3.6 million in 2019; $2.1 million in 2020; $27.6 million in 2021; $99.7 million in 2022; $340.5 million in 2023; $314.1 million in 2024; $183.3 million in 2025; $120.1 million in 2026; $63.4 million in 2027; $268.7 million in 2028; and $7.0 million in 2030. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2018
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,468.4	$—	$1,468.4
Notes receivable of VIEs held by subsidiaries	—	(142.8)	(142.8)
Cash and cash equivalents held by variable interest entities	62.4	—	62.4
Accrued investment income	2.3	—	2.3
Income tax assets, net	15.3	—	15.3
Other assets	5.3	(2.6)	2.7
Total assets	$1,553.7	$(145.4)	$1,408.3
Liabilities:
Other liabilities	$53.9	$(5.3)	$48.6
Borrowings related to variable interest entities	1,417.2	—	1,417.2
Notes payable of VIEs held by subsidiaries	155.2	(155.2)	—
Total liabilities	$1,626.3	$(160.5)	$1,465.8

	December 31, 2017
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,526.9	$—	$1,526.9
Notes receivable of VIEs held by insurance subsidiaries	—	(155.5)	(155.5)
Cash and cash equivalents held by variable interest entities	178.9	—	178.9
Accrued investment income	2.6	(.1)	2.5
Income tax assets, net	.7	—	.7
Other assets	10.0	(1.5)	8.5
Total assets	$1,719.1	$(157.1)	$1,562.0
Liabilities:
Other liabilities	$158.3	$(4.4)	$153.9
Borrowings related to variable interest entities	1,410.7	—	1,410.7
Notes payable of VIEs held by insurance subsidiaries	167.6	(167.6)	—
Total liabilities	$1,736.6	$(172.0)	$1,564.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2018	2017	2016
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$81.5	$69.8	$78.9
Fee revenue and other income	7.6	5.9	6.4
Total revenues	89.1	75.7	85.3
Expenses:
Interest expense	59.9	50.2	53.1
Other operating expenses	2.1	1.8	1.5
Total expenses	62.0	52.0	54.6
Income before net realized investment losses and income taxes	27.1	23.7	30.7
Net realized investment losses	(3.6)	(5.6)	(20.4)
Loss on extinguishment of borrowings	(3.8)	(9.5)	—
Income before income taxes	$19.7	$8.6	$10.3

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2018, such loans had an amortized cost of $1,534.2 million; gross unrealized gains of $1.2 million; gross unrealized losses of $67.0 million; and an estimated fair value of $1,468.4 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$621.9	$594.5
Due after five years through ten years	912.3	873.9
Total	$1,534.2	$1,468.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2018, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$615.6	$587.0
Due after five years through ten years	904.7	866.3
Total	$1,520.3	$1,453.3

During 2018, the VIEs recognized net realized investment losses of $3.6 million from the sales of fixed maturities. During 2017, the VIEs recognized net realized investment losses of $5.6 million which were comprised of: (i) $1.2 million of net gains from the sales of fixed maturities; (ii) $4.3 million of losses on the dissolution of VIEs; and (iii) $2.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2016, the VIEs recognized net realized investment losses of $20.4 million which were comprised of: (i) $11.9 million of net losses from the sales of fixed maturities; (ii) a $7.3 million loss on the dissolution of a VIE; and (iii) $1.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2018, there were no investments held by the VIEs that were in default.

During 2018, $57.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $3.8 million. During 2017, $109.6 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $3.0 million. During 2016, $192.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $20.3 million.

At December 31, 2018, the VIEs held: (i) investments with a fair value of $1,315.7 million and gross unrealized losses of $55.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $137.6 million and gross unrealized losses of $11.3 million that had been in an unrealized loss position for greater than twelve months.

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
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 9B. OTHER INFORMATION.

On February 20, 2019, the CNO Board of Directors (the "Board") amended and restated the Company’s By-Laws to implement proxy access and to update the notice, procedural, disclosure and other requirements for stockholder nominations and proposals of business not intended to be included in the Company’s proxy statement for an annual meeting of stockholders. In particular, the By-Laws were amended to include a new Article II, Section 12, which permits a stockholder or group of up to 20 stockholders owning 3% or more of the Company’s common stock continuously for at least three years to nominate for election to the Board, and include in the Company’s proxy materials for its annual meeting of stockholders, nominees constituting up to the greater of 20% of the number of directors then serving on the Board (rounding down to the closest whole number) or two individuals, subject to certain limitations and provided that such nominating stockholder(s) and nominee(s) satisfy the applicable requirements specified in the By-Laws. In connection with the Company’s adoption of proxy access and in order to ensure full disclosure for all director nominations and proposals, the Company’s By-Laws were also amended to require any notice provided pursuant to Article II, Section 11 and Article III, Section 5(b) (the Company’s traditional advance notice provisions) to disclose additional information regarding each person proposed for nomination for election as a director, the stockholder giving the notice, and the beneficial owner, if any, on whose behalf the nomination or proposal is made, including disclosure of securities ownership, derivative and short positions and certain interests, as well as to make other non-substantive changes.
The foregoing description is qualified in its entirety by reference to the Amended and Restated By-Laws that are attached hereto as Exhibit 3.2 and incorporated herein by reference.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			Page
(a)	1.	Financial Statements. See Index to Consolidated Financial Statements for a list of financial statements included in this Report.	114
	2.	Financial Statement Schedules:
		Schedule II ‑‑ Condensed Financial Information of Registrant (Parent Company)
		Balance Sheet at December 31, 2018 and 2017	204
		Statement of Operations for the years ended December 31, 2018, 2017 and 2016	206
		Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016	207
		Notes to Condensed Financial Information	208
		Schedule IV ‑‑ Reinsurance for the years ended December 31, 2018, 2017 and 2016	208

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

Dated:  February 25, 2019

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 25, 2019
Gary C. Bhojwani	(Principal Executive Officer)

/s/ ERIK M. HELDING	Executive Vice President	February 25, 2019
Erik M. Helding	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 25, 2019
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 25, 2019
Ellyn L. Brown

/s/ STEPHEN DAVID	Director	February 25, 2019
Stephen David

/s/ ROBERT C. GREVING	Director	February 25, 2019
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 25, 2019
Mary R. Henderson

/s/ CHARLES J. JACKLIN	Director	February 25, 2019
Charles J. Jacklin

/s/ DANIEL R. MAURER	Director	February 25, 2019
Daniel R. Maurer

/s/ NEAL C. SCHNEIDER	Director	February 25, 2019
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 25, 2019
Frederick J. Sievert

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2018 and 2017
(Dollars in millions)

ASSETS
	2018	2017
Cash and cash equivalents - unrestricted	$205.9	$161.1
Equity securities at fair value (cost: 2018 - $20.3; 2017 - $225.7)	20.0	243.6
Investment in wholly-owned subsidiaries (eliminated in consolidation)	4,115.6	5,440.7
Income tax assets, net	137.1	129.6
Receivable from subsidiaries (eliminated in consolidation)	4.6	6.3
Other assets	1.7	12.7
Total assets	$4,484.9	$5,994.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$916.8	$914.6
Payable to subsidiaries (eliminated in consolidation)	135.7	143.0
Other liabilities	61.5	88.9
Total liabilities	1,114.0	1,146.5
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2018 - 162,201,692; 2017 - 166,857,931)	2,996.6	3,075.0
Accumulated other comprehensive income	177.7	1,212.1
Retained earnings	196.6	560.4
Total shareholders' equity	3,370.9	4,847.5
Total liabilities and shareholders' equity	$4,484.9	$5,994.0

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions)

	2018	2017	2016
Revenues:
Net investment income	$14.3	$14.2	$15.6
Net realized investment gains (losses)	(4.3)	2.4	17.7
Total revenues	10.0	16.6	33.3
Expenses:
Interest expense	48.0	46.5	45.8
Intercompany expenses (eliminated in consolidation)	2.9	1.7	.9
Operating costs and expenses	40.0	75.4	48.2
Total expenses	90.9	123.6	94.9
Loss before income taxes and equity in undistributed earnings of subsidiaries	(80.9)	(107.0)	(61.6)
Income tax expense (benefit)	(20.8)	27.4	(54.6)
Loss before equity in undistributed earnings of subsidiaries	(60.1)	(134.4)	(7.0)
Equity in undistributed earnings (losses) of subsidiaries (eliminated in consolidation)	(254.9)	310.0	365.2
Net income (loss)	$(315.0)	$175.6	$358.2

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions)

	2018	2017	2016
Cash flows from operating activities	$(107.2)	$(181.8)	$(110.7)
Cash flows from investing activities:
Sales of investments	250.1	54.9	305.0
Purchases of investments	(30.9)	(123.6)	(198.4)
Net sales of trading securities	8.3	9.1	12.0
Dividends received from consolidated subsidiary, net of capital contributions of $265.0 in 2018, nil in 2017 and $200.0 in 2016*	(40.1)	363.5	92.5
Net cash provided by investing activities	187.4	303.9	211.1
Cash flows from financing activities:
Issuance of common stock	3.9	8.3	8.4
Payments to repurchase common stock	(108.0)	(168.3)	(210.0)
Common stock dividends paid	(64.8)	(59.6)	(54.8)
Issuance of notes payable to affiliates*	227.7	310.8	217.1
Payments on notes payable to affiliates*	(94.2)	(158.3)	(83.9)
Net cash used by financing activities	(35.4)	(67.1)	(123.2)
Net increase (decrease) in cash and cash equivalents	44.8	55.0	(22.8)
Cash and cash equivalents, beginning of the year	161.1	106.1	128.9
Cash and cash equivalents, end of the year	$205.9	$161.1	$106.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2018, 2017 and 2016
(Dollars in millions)

	2018	2017	2016
Life insurance inforce:
Direct	$27,662.8	$27,154.3	$27,048.1
Assumed	114.4	120.5	128.7
Ceded	(3,321.3)	(3,452.6)	(3,604.0)
Net insurance inforce	$24,455.9	$23,822.2	$23,572.8
Percentage of assumed to net	.5%	.5%	.5%

	2018	2017	2016
Insurance policy income:
Direct	$2,556.4	$2,576.9	$2,553.0
Assumed	28.0	30.4	34.0
Ceded	(144.5)	(105.0)	(123.9)
Net premiums	$2,439.9	$2,502.3	$2,463.1
Percentage of assumed to net	1.1%	1.2%	1.4%

EXHIBIT INDEX
Exhibit
No.    Description

2.1
Master Transaction Agreement dated as of August 1, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 2, 2018.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of February 20, 2019.

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

10.7*
Form of stock option agreement for 2017 and 2018 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.8*
Form of restricted stock unit award agreement for 2017 and 2018 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.9*
Form of performance stock unit award agreement for 2017 and 2018 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.10*	Form of stock option agreement for 2019.

10.11*	Form of restricted stock unit award agreement for 2019.

10.12*	Form of performance stock unit award agreement for 2019.

10.13
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14*	2015 Pay for Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015.

10.15*	Deferred Compensation Plan amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.16*
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

10.17*
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

10.18*
Amended and Restated Employment Agreement dated as of January 6, 2015 between CNO Services, LLC and Bruce Baude, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by Amendment dated July 30, 2015, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and as further amended by Amendment dated as of August 11, 2017, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and as further amended by Amendment dated as of July 16, 2018, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.19
Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.20*
Employment Agreement dated as of April 6, 2016 between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 12, 2016, as amended by Amendment dated as of August 9, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on August 11, 2017.

10.21*
Employment Agreement dated as of April 8, 2016 between CNO Financial Group, Inc. and Erik M. Helding, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 12, 2016, as amended by Amendment dated as of August 17, 2017, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

10.22*	CNO Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.23*
Employment Agreement dated as of November 15, 2017 between CNO Services, LLC and Yvonne K. Franzese, incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended December 31, 2017.

10.24*	Employment Agreement dated as of April 24, 2018 between CNO Services, LLC and Scott L. Goldberg.

10.25
Coinsurance agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

10.26
Trust Agreement dated as of September 27, 2018 by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.27
Administrative Services Agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.28
Transition Services Agreement dated as of September 27, 2018 by and between CNO Services, LLC and Wilton Reassurance Company, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2018.

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