Form 10-Q
period 2019-03-31
CNO Financial Group, Inc.
filed 2019-05-03
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [ X ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CNO	New York Stock Exchange
Rights to purchase Series D Junior Participating Preferred Stock		New York Stock Exchange

Shares of common stock outstanding as of April 22, 2019:  159,999,154

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2019	December 31, 2018

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: March 31, 2019 - $18,477.5; December 31, 2018 - $18,107.8)	$19,468.4	$18,447.7
Equity securities at fair value (cost: March 31, 2019 - $42.2; December 31, 2018 - $319.8)	40.8	291.0
Mortgage loans	1,626.1	1,602.1
Policy loans	121.3	119.7
Trading securities	237.9	233.1
Investments held by variable interest entities	1,241.4	1,468.4
Other invested assets	943.3	833.4
Total investments	23,679.2	22,995.4
Cash and cash equivalents - unrestricted	621.6	594.2
Cash and cash equivalents held by variable interest entities	69.7	62.4
Accrued investment income	214.8	205.2
Present value of future profits	333.6	343.6
Deferred acquisition costs	1,289.1	1,322.5
Reinsurance receivables	4,879.7	4,925.4
Income tax assets, net	479.9	630.0
Assets held in separate accounts	4.9	4.4
Other assets	741.9	356.7
Total assets	$32,314.4	$31,439.8

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2019	December 31, 2018

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$11,658.2	$11,594.1
Future policy benefits	11,252.9	11,082.4
Liability for policy and contract claims	521.0	521.9
Unearned and advanced premiums	255.9	253.9
Liabilities related to separate accounts	4.9	4.4
Other liabilities	804.0	632.4
Investment borrowings	1,645.5	1,645.8
Borrowings related to variable interest entities	1,416.8	1,417.2
Notes payable – direct corporate obligations	917.3	916.8
Total liabilities	28,476.5	28,068.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2019 – 159,955,172; December 31, 2018 – 162,201,692)	1.6	1.6
Additional paid-in capital	2,952.2	2,995.0
Accumulated other comprehensive income	654.9	177.7
Retained earnings	229.2	196.6
Total shareholders' equity	3,837.9	3,370.9
Total liabilities and shareholders' equity	$32,314.4	$31,439.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues:
Insurance policy income	$619.3	$659.9
Net investment income:
General account assets	270.6	329.1
Policyholder and other special-purpose portfolios	85.2	12.8
Realized investment gains (losses):
Net realized investment gains (losses), excluding impairment losses	18.3	(15.2)
Impairment losses recognized (a)	(2.2)	—
Total realized gains (losses)	16.1	(15.2)
Fee revenue and other income	31.8	21.2
Total revenues	1,023.0	1,007.8
Benefits and expenses:
Insurance policy benefits	623.5	586.6
Interest expense	41.0	33.6
Amortization	58.2	71.9
Other operating costs and expenses	234.7	207.6
Total benefits and expenses	957.4	899.7
Income before income taxes	65.6	108.1
Income tax expense on period income	13.8	23.8
Net income	$51.8	$84.3
Earnings per common share:
Basic:
Weighted average shares outstanding	160,948,000	167,060,000
Net income	$.32	$.50
Diluted:
Weighted average shares outstanding	162,189,000	169,677,000
Net income	$.32	$.50

______________

(a)	No portion of the other-than-temporary impairments recognized in the periods was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2019	2018
Net income	$51.8	$84.3
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	690.2	(653.7)
Adjustment to present value of future profits and deferred acquisition costs	(50.5)	55.7
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(31.5)	211.6
Reclassification adjustments:
For net realized investment (gains) losses included in net income	1.1	(.4)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income	.2	—
Other comprehensive income (loss) before tax	609.5	(386.8)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(132.3)	85.3
Other comprehensive income (loss), net of tax	477.2	(301.5)
Comprehensive income (loss)	$529.0	$(217.2)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(unaudited)

	Common stock and additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balance, December 31, 2017	$3,075.0	$1,212.1	$560.4	$4,847.5
Cumulative effect of accounting change	—	(16.3)	16.3	—
Balance, January 1, 2018	3,075.0	1,195.8	576.7	4,847.5
Net income	—	—	84.3	84.3
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $85.5)	—	(302.1)	—	(302.1)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $.2)	—	.6	—	.6
Dividends on common stock	—	—	(15.3)	(15.3)
Employee benefit plans	2.2	—	—	2.2
Balance, March 31, 2018	$3,077.2	$894.3	$645.7	$4,617.2

Balance, December 31, 2018	$2,996.6	$177.7	$196.6	$3,370.9
Cumulative effect of accounting change	—	—	(3.1)	(3.1)
Balance, January 1, 2019	2,996.6	177.7	193.5	3,367.8
Net income	—	—	51.8	51.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $132.3)	—	477.1	—	477.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of less than $.1)	—	.1	—	.1
Cost of common stock repurchased	(47.0)	—	—	(47.0)
Dividends on common stock	—	—	(16.1)	(16.1)
Employee benefit plans	4.2	—	—	4.2
Balance, March 31, 2019	$2,953.8	$654.9	$229.2	$3,837.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Insurance policy income	$581.2	$631.4
Net investment income	272.3	298.8
Fee revenue and other income	31.8	21.2
Insurance policy benefits	(407.7)	(531.4)
Interest expense	(28.9)	(19.3)
Deferrable policy acquisition costs	(69.6)	(60.2)
Other operating costs	(241.8)	(246.2)
Income taxes	5.0	(22.1)
Net cash from operating activities	142.3	72.2
Cash flows from investing activities:
Sales of investments	1,775.5	1,163.1
Maturities and redemptions of investments	516.2	547.1
Purchases of investments	(2,406.5)	(1,798.7)
Net purchases of trading securities	(.7)	(2.0)
Other	(10.6)	(7.6)
Net cash used by investing activities	(126.1)	(98.1)
Cash flows from financing activities:
Issuance of common stock	2.8	—
Payments to repurchase common stock	(44.0)	(4.6)
Common stock dividends paid	(16.4)	(15.4)
Amounts received for deposit products	420.1	355.6
Withdrawals from deposit products	(342.8)	(339.7)
Issuance of investment borrowings:
Federal Home Loan Bank	50.0	—
Payments on investment borrowings:
Federal Home Loan Bank	(50.3)	(.2)
Related to variable interest entities	(.9)	(.7)
Net cash provided (used) by financing activities	18.5	(5.0)
Net increase (decrease) in cash and cash equivalents	34.7	(30.9)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	656.6	757.3
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$691.3	$726.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2018 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2019 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2018, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2019 and December 31, 2018, were as follows (dollars in millions):

	March 31, 2019	December 31, 2018
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.3	$1.2
Net unrealized gains on all other fixed maturity securities, available for sale	962.5	271.3
Adjustment to present value of future profits (a)	(4.6)	(4.5)
Adjustment to deferred acquisition costs	(93.0)	(38.3)
Adjustment to insurance liabilities	(29.5)	(2.5)
Deferred income tax liabilities	(181.8)	(49.5)
Accumulated other comprehensive income	$654.9	$177.7
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At March 31, 2019, adjustments to present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(1.8) million, $(2.7) million, $(29.5) million and $7.4 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At March 31, 2019, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$11,140.7	$661.7	$(103.9)	$11,698.5	$—
United States Treasury securities and obligations of United States government corporations and agencies	152.6	29.5	(.1)	182.0	—
States and political subdivisions	1,868.2	182.8	(.2)	2,050.8	—
Debt securities issued by foreign governments	63.4	3.4	(.2)	66.6	—
Asset-backed securities	2,588.7	144.4	(3.6)	2,729.5	—
Collateralized debt obligations	269.1	.1	(2.4)	266.8	—
Commercial mortgage-backed securities	1,686.7	42.8	(9.9)	1,719.6	—
Mortgage pass-through securities	1.4	.1	—	1.5	—
Collateralized mortgage obligations	706.7	49.0	(2.6)	753.1	(.5)
Total fixed maturities, available for sale	$18,477.5	$1,113.8	$(122.9)	$19,468.4	$(.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2018, the amortized cost, gross unrealized gains and losses, estimated fair value, other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$11,168.5	$404.7	$(370.2)	$11,203.0	$—
United States Treasury securities and obligations of United States government corporations and agencies	152.9	22.1	(.2)	174.8	—
States and political subdivisions	1,725.8	144.6	(2.6)	1,867.8	—
Debt securities issued by foreign governments	60.3	.9	(1.7)	59.5	—
Asset-backed securities	2,552.1	130.3	(7.6)	2,674.8	—
Collateralized debt obligations	338.0	—	(15.2)	322.8	—
Commercial mortgage-backed securities	1,522.9	16.8	(21.7)	1,518.0	—
Mortgage pass-through securities	1.5	.1	—	1.6	—
Collateralized mortgage obligations	585.8	43.7	(4.1)	625.4	(.5)
Total fixed maturities, available for sale	$18,107.8	$763.2	$(423.3)	$18,447.7	$(.5)

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$435.7	$441.7
Due after one year through five years	1,218.4	1,259.4
Due after five years through ten years	1,449.1	1,492.6
Due after ten years	10,121.7	10,804.2
Subtotal	13,224.9	13,997.9
Structured securities	5,252.6	5,470.5
Total fixed maturities, available for sale	$18,477.5	$19,468.4

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

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Fixed maturity securities, available for sale:
Gross realized gains on sale	$60.9	$8.2
Gross realized losses on sale	(51.5)	(7.7)
Impairment losses recognized	(2.2)	—
Net realized investment gains (losses) from fixed maturities	7.2	.5
Equity securities, including change in fair value (a)	10.7	(12.5)
Other (a)	(1.8)	(3.2)
Net realized investment gains (losses)	$16.1	$(15.2)

_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective periods) were $6.0 million and $(8.9) million for the three months ended March 31, 2019 and 2018, respectively.

During the first three months of 2019, we recognized net realized investment gains of $16.1 million, which were comprised of: (i) $1.7 million of net gains from the sales of investments; (ii) $10.7 million of gains related to equity securities, including the change in fair value; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $3.6 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.3 million; and (v) $2.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2018, we recognized net realized investment losses of $15.2 million, which were comprised of: (i) $.5 million of net gains from the sales of investments; (ii) $12.5 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.5 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $2.7 million.

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

During the first three months of 2019, the $51.5 million of gross realized losses on sales of $747.4 million of fixed maturity securities, available for sale included: (i) $44.6 million related to various corporate securities; and (ii) $6.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2019, we recognized $2.2 million of impairment losses recorded in earnings related to a corporate security due to an issuer specific event. There were no impairment losses recognized in the first three months of 2018.

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current market liquidity and risk premiums.  As of March 31, 2019, other-than-temporary impairments included in accumulated other comprehensive income totaled $.5 million (before taxes and related amortization).

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Credit losses on fixed maturity securities, available for sale, beginning of period	$(.2)	$(2.8)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)	$(2.8)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2019 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$672.5	$(14.3)	$1,656.3	$(89.6)	$2,328.8	$(103.9)
United States Treasury securities and obligations of United States government corporations and agencies	—	—	15.7	(.1)	15.7	(.1)
States and political subdivisions	—	—	17.3	(.2)	17.3	(.2)
Debt securities issued by foreign governments	—	—	15.7	(.2)	15.7	(.2)
Asset-backed securities	304.1	(1.1)	144.8	(2.5)	448.9	(3.6)
Collateralized debt obligations	189.3	(1.9)	26.5	(.5)	215.8	(2.4)
Commercial mortgage-backed securities	175.1	(.6)	238.8	(9.3)	413.9	(9.9)
Collateralized mortgage obligations	59.4	(.6)	73.7	(2.0)	133.1	(2.6)
Total fixed maturities, available for sale	$1,400.4	$(18.5)	$2,188.8	$(104.4)	$3,589.2	$(122.9)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2018 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$4,702.9	$(280.9)	$805.9	$(89.3)	$5,508.8	$(370.2)
United States Treasury securities and obligations of United States government corporations and agencies	2.0	—	19.2	(.2)	21.2	(.2)
States and political subdivisions	91.3	(1.3)	33.3	(1.3)	124.6	(2.6)
Debt securities issued by foreign governments	16.8	(.7)	15.1	(1.0)	31.9	(1.7)
Asset-backed securities	572.4	(3.6)	238.0	(4.0)	810.4	(7.6)
Collateralized debt obligations	318.9	(15.2)	—	—	318.9	(15.2)
Commercial mortgage-backed securities	560.3	(6.3)	281.1	(15.4)	841.4	(21.7)
Collateralized mortgage obligations	46.1	(.6)	72.4	(3.5)	118.5	(4.1)
Total fixed maturities, available for sale	$6,310.7	$(308.6)	$1,465.0	$(114.7)	$7,775.7	$(423.3)

Based on management's current assessment of investments with unrealized losses at March 31, 2019, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

EARNINGS PER SHARE

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2019	2018
Net income for basic and diluted earnings per share	$51.8	$84.3
Shares:
Weighted average shares outstanding for basic earnings per share	160,948	167,060
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,241	2,617
Weighted average shares outstanding for diluted earnings per share	162,189	169,677

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life and Casualty Company ("Bankers Life"), entered into an agreement to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. In anticipation of the reinsurance agreement, the Company reorganized its business segments to move the block to be ceded from the "Bankers Life segment" to the "Long-term care in run-off segment" in the third quarter of 2018. All prior period segment disclosures have been revised to conform to management's current view of the Company's operating segments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$6.5	$4.6
Health	255.1	256.9
Life	103.6	103.9
Net investment income (a)	230.8	191.1
Fee revenue and other income (a)	25.8	19.6
Total Bankers Life revenues	621.8	576.1
Washington National:
Insurance policy income:
Annuities	.1	.5
Health	166.4	163.8
Life	7.3	6.7
Net investment income (a)	65.2	65.4
Fee revenue and other income (a)	.2	.2
Total Washington National revenues	239.2	236.6
Colonial Penn:
Insurance policy income:
Health	.4	.5
Life	76.3	73.6
Net investment income (a)	10.7	11.0
Fee revenue and other income (a)	.5	.5
Total Colonial Penn revenues	87.9	85.6
Long-term care in run-off:
Insurance policy income - health	3.6	49.4
Net investment income (a)	8.2	55.2
Total Long-term care in run-off revenues	11.8	104.6
Corporate operations:
Net investment income	21.7	1.2
Fee and other income	1.6	1.8
Total corporate revenues	23.3	3.0
Total revenues	$984.0	$1,005.9

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2019	2018
Expenses:
Bankers Life:
Insurance policy benefits	$380.3	$339.6
Amortization	46.5	44.4
Interest expense on investment borrowings	8.7	6.1
Other operating costs and expenses	123.2	108.5
Total Bankers Life expenses	558.7	498.6
Washington National:
Insurance policy benefits	140.9	137.7
Amortization	14.8	14.5
Interest expense on investment borrowings	3.3	2.1
Other operating costs and expenses	49.7	48.0
Total Washington National expenses	208.7	202.3
Colonial Penn:
Insurance policy benefits	56.2	56.7
Amortization	4.5	4.6
Interest expense on investment borrowings	.4	.3
Other operating costs and expenses	28.2	25.5
Total Colonial Penn expenses	89.3	87.1
Long-term care in run-off:
Insurance policy benefits	8.7	83.5
Amortization	—	2.6
Other operating costs and expenses	.6	6.5
Total Long-term care in run-off expenses	9.3	92.6
Corporate operations:
Interest expense on corporate debt	12.1	11.9
Other operating costs and expenses	22.5	18.5
Total corporate expenses	34.6	30.4
Total expenses	900.6	911.0
Pre-tax operating earnings by segment:
Bankers Life	63.1	77.5
Washington National	30.5	34.3
Colonial Penn	(1.4)	(1.5)
Long-term care in run-off	2.5	12.0
Corporate operations	(11.3)	(27.4)
Pre-tax operating earnings	$83.4	$94.9
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Total segment revenues	$984.0	$1,005.9
Net realized investment gains (losses)	16.1	(15.2)
Revenues related to VIEs	17.9	17.1
Fee revenue related to transition services agreement	5.0	—
Consolidated revenues	1,023.0	1,007.8

Total segment expenses	900.6	911.0
Insurance policy benefits - fair value changes in embedded derivative liabilities	37.4	(30.9)
Amortization related to fair value changes in embedded derivative liabilities	(7.8)	5.8
Amortization related to net realized investment gains	.2	—
Expenses related to VIEs	16.9	13.8
Fair value changes related to agent deferred compensation plan	5.3	—
Expenses related to transition services agreement	4.8	—
Consolidated expenses	957.4	899.7
Income before tax	65.6	108.1
Tax expense on period income	13.8	23.8
Net income	$51.8	$84.3

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2019	December 31, 2018
Assets:
Other invested assets:
Fixed index call options	$86.1	$26.6
Reinsurance receivables	(4.2)	(6.5)
Total assets	$81.9	$20.1
Liabilities:
Future policy benefits:
Fixed index products	$1,372.9	$1,289.0
Total liabilities	$1,372.9	$1,289.0

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.1 billion and $3.0 billion at March 31, 2019 and December 31, 2018, respectively.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $120 million in underlying investments held by the ceding reinsurer at March 31, 2019.

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

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$42.7	$(5.6)
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	2.3	(2.7)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(35.0)	37.0
Total	$10.0	$28.7

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2019, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2019 and December 31, 2018 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2019:
Fixed index call options	$86.1	$—	$86.1	$—	$—	$86.1
December 31, 2018:
Fixed index call options	26.6	—	26.6	—	—	26.6

REINSURANCE

The cost of reinsurance ceded totaled $67.9 million and $24.5 million in the first quarters of 2019 and 2018, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $108.7 million and $23.4 million in the first quarters of 2019 and 2018, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $6.5 million and $7.2 million in the first quarters of 2019 and 2018, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.9 million and $9.3 million in the first quarters of 2019 and 2018, respectively.

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

	Three months ended
	March 31,
	2019	2018
Current tax expense	$5.2	$5.3
Deferred tax expense	8.6	18.5
Income tax expense calculated based on estimated annual effective tax rate	$13.8	$23.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2019	2018
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.9)	.2
State taxes	.9	.8
Estimated annual effective tax rate	21.0%	22.0%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2019	December 31, 2018
Deferred tax assets:
Net federal operating loss carryforwards	$660.1	$685.1
Net state operating loss carryforwards	13.2	14.5
Insurance liabilities	310.5	283.9
Other	42.2	46.3
Gross deferred tax assets	1,026.0	1,029.8
Deferred tax liabilities:
Investments	(16.2)	(10.1)
Present value of future profits and deferred acquisition costs	(169.0)	(171.1)
Accumulated other comprehensive income	(182.3)	(50.2)
Gross deferred tax liabilities	(367.5)	(231.4)
Net deferred tax assets before valuation allowance	658.5	798.4
Valuation allowance	(193.7)	(193.7)
Net deferred tax assets	464.8	604.7
Current income taxes prepaid (accrued)	15.1	25.3
Income tax assets, net	$479.9	$630.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Based on our assessment, it appears more likely than not that $464.8 million of our net deferred tax assets of $658.5 million will be realized through future taxable earnings. Accordingly, we have established a deferred tax valuation allowance of $193.7 million at March 31, 2019 ($189.9 million of which relates to our net federal operating loss carryforwards and $3.8 million relates to state operating loss carryforwards). We will continue to assess the need for a valuation allowance in the future. If future results are less than projected, an increase to the valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We use a deferred tax valuation model to assess the need for a valuation allowance. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Jobs Act (the "Tax Reform Act"), investment strategies, the impact of the sale or reinsurance of business and the recapture of business previously ceded. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.39 percent at March 31, 2019), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2019, we were below the 50 percent ownership change level that would trigger further impairment of our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $3.1 billion of federal NOLs as of March 31, 2019, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,734.1
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,320.7
Post 2017 life NOLs with no expiration	822.8
Total federal NOLs	$3,143.5

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
We also had deferred tax assets related to NOLs for state income taxes of $13.2 million and $14.5 million at March 31, 2019 and December 31, 2018, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019	December 31, 2018
4.500% Senior Notes due May 2020	$325.0	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
Revolving Credit Agreement (as defined below)	100.0	100.0
Unamortized debt issue costs	(7.7)	(8.2)
Direct corporate obligations	$917.3	$916.8

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

The interest rates with respect to loans under the Revolving Credit Agreement are based on, at the Company's option, a floating base rate (defined as a per annum rate equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the eurodollar rate for a one-month interest period plus an applicable margin based on the Company's unsecured debt rating), or a eurodollar rate plus an applicable margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the eurodollar rate, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. At March 31, 2019, the interest rate on the amounts outstanding under the Revolving Credit Agreement was 4.12 percent. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time to time pursuant to a ratings-based pricing grid.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 22.8 percent at March 31, 2019); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was approximately 416 percent at March 31, 2019); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,183.0 million at March 31, 2019 compared to the minimum requirement of $2,688.8 million).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2019 (dollars in millions):

Year ending March 31,
2020	$100.0	(a)
2021	325.0
2022	—
2023	—
2024	—
Thereafter	500.0
	$925.0
_________________________

(a)
The maturity date of the Revolving Credit Agreement is the earlier of October 13, 2022 and the date that is six months prior to the maturity date of the Company’s 4.50% senior notes due 2020, which is November 30, 2019.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Washington National Insurance Company ("Washington National"), Bankers Life and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the Federal Home Loan Bank ("FHLB").  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2019, the carrying value of the FHLB common stock was $71.1 million.  As of March 31, 2019, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2019, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2019
$21.8	July 2019	Variable rate – 2.977%
15.0	October 2019	Variable rate – 3.278%
50.0	May 2020	Variable rate – 3.004%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 3.227%
100.0	September 2020	Variable rate – 3.146%
50.0	September 2020	Variable rate – 3.156%
75.0	September 2020	Variable rate – 2.721%
100.0	October 2020	Variable rate – 2.905%
50.0	December 2020	Variable rate – 3.190%
100.0	July 2021	Variable rate – 3.347%
100.0	July 2021	Variable rate – 3.307%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 3.263%
125.0	August 2021	Variable rate – 2.966%
50.0	September 2021	Variable rate – 3.186%
22.0	May 2022	Variable rate – 2.979%
100.0	May 2022	Variable rate – 2.923%
10.0	June 2022	Variable rate – 3.215%
50.0	July 2022	Variable rate – 3.169%
50.0	July 2022	Variable rate – 3.159%
50.0	July 2022	Variable rate – 3.145%
50.0	August 2022	Variable rate – 3.129%
50.0	December 2022	Variable rate – 2.926%
50.0	December 2022	Variable rate – 2.926%
23.7	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 2.872%
100.0	July 2023	Variable rate – 2.872%
50.0	February 2024	Variable rate – 2.993%
20.3	June 2025	Fixed rate – 2.940%
$1,645.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2019, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.9 million.

Interest expense of $12.4 million and $8.5 million in the first three months of 2019 and 2018, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

Changes in the number of shares of common stock outstanding were as follows (shares in thousands):

Balance, December 31, 2018	162,202
Treasury stock purchased and retired	(2,893)
Stock options exercised	281	(a)
Other employee benefit plans	365	(b)
Balance, March 31, 2019	159,955
____________________

(a)	Such amount was reduced by 79 thousand shares which were tendered to the Company for the payment of the exercise price and required federal and state tax withholdings.

(b)
Such amount was reduced by 154 thousand shares which were tendered to the Company for the payment of required federal and state tax withholdings owed on the vesting of restricted and performance stock.

In the first three months of 2019, we repurchased 2.9 million shares of common stock for $47.0 million under our securities repurchase program (including $6.0 million of repurchases settled in the second quarter of 2019). The Company had remaining repurchase authority of $237.6 million as of March 31, 2019.

In the first three months of 2019, dividends declared on common stock totaled $16.1 million ($0.10 per common share).

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $7.1 million and $.5 million during the three months ended March 31, 2019 and 2018, respectively.  Amounts amortized totaled $1.5 million and $2.7 million during the three months ended March 31, 2019 and 2018, respectively.  The unamortized balance of deferred sales inducements was $49.1 million and $43.5 million at March 31, 2019 and December 31, 2018, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In June 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The guidance will be effective for the Company for fiscal years beginning in 2020, including interim periods within the fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

In August 2018, the FASB issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. The guidance will be effective for the Company on January 1, 2021, with early adoption permitted. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

Adopted Accounting Standards

In February 2016, the FASB issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance was effective for the Company on January 1, 2019. Based on lease contracts in effect at January 1, 2019, the impact of implementation of the new leasing guidance was the recognition of a "right to use" asset (included in other assets) and a "lease liability" (included in other liabilities) of $72 million and there was no cumulative effect adjustment to retained earnings as of January 1, 2019. The Company elected to apply practical expedients related to the adoption of the new guidance including: not reassessing whether a contract includes an embedded lease at adoption; not reassessing the previously determined classification of a lease as operating or capital; not reassessing our previously recorded initial direct costs; election of an accounting policy that permits inclusion of both the lease and non-lease components as a single component and account for it as a lease; and election of an accounting policy to exclude lease accounting requirements for leases that have terms of less than twelve months. Refer to the note to the consolidated financial statements entitled "Leases" for additional disclosures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In March 2017, the FASB issued authoritative guidance related to the premium amortization on purchased callable debt securities. The guidance shortens the amortization period for certain callable debt securities held at a premium. Specifically, the new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance was effective for the Company on January 1, 2019. The guidance was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of January 1, 2019. The impact of adoption was as follows (dollars in millions):

	January 1, 2019
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted

Fixed maturities, available for sale	$18,447.7	$(4.0)	$18,443.7
Income tax assets, net	630.0	.9	630.9
Total assets	31,439.8	(3.1)	31,436.7
Retained earnings	196.6	(3.1)	193.5
Total shareholders' equity	3,370.9	(3.1)	3,367.8

In August 2017, the FASB issued authoritative guidance related to derivatives and hedging. The new guidance expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged item in the financial statements. The new guidance also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance was effective for the Company on January 1, 2019. Based on the Company's current use of derivatives and hedging activities, the adoption of this guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., Case No. 18-cv-12018, alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including BRe and many of its affiliates, CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. The PPCO Receiver alleges that Platinum insiders conspired with BRe and its principals and affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleges that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. have liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. On January 24, 2019, the court consolidated the PPCO Receiver action with two other cases (to which the CNO companies are not parties) before it for at least discovery purposes.  The court set a scheduling order under which all three of the consolidated actions are to be trial-ready by September 20, 2019. CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. are vigorously contesting the PPCO Receiver’s claims.

On March 27, 2019, BCLIC and Washington National brought cross-claims and third-party claims in the PPCO Receiver Action against BRe and a number of its affiliates, as well as many Platinum and BRe insiders, alleging that they secretly funded, controlled and operated the BRe enterprise for the benefit of Platinum.  BCLIC and Washington National have also

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

brought third-party claims against Lincoln International LLC, which provided valuation services to the BRe enterprise.  BCLIC and Washington National are vigorously pursuing their cross-claims and third-party claims in that action.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$51.8	$84.3
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	66.6	78.7
Income taxes	18.7	1.7
Insurance liabilities	177.9	25.5
Accrual and amortization of investment income	(83.6)	(43.1)
Deferral of policy acquisition costs	(69.6)	(60.2)
Net realized investment (gains) losses	(16.1)	15.2
Other	(3.4)	(29.9)
Net cash from operating activities	$142.3	$72.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Amounts related to employee benefit plans	$4.4	$6.8

LEASES

The Company rents office space for certain administrative operations of our Bankers Life segment under an agreement that expires in 2023. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2019 and 2026. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

Information related to our right to use assets are as follows (dollars in millions):

Three months ended
March 31, 2019

Operating lease expense	$6.1
Cash paid for operating lease liability	6.0
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	4.3

Maturities of our operating lease liabilities as of March 31, 2019 are as follows (dollars in millions):

2019	$16.2
2020	19.0
2021	14.5
2022	11.2
2023	7.3
Thereafter	2.1
Total undiscounted lease payments	70.3
Less interest	(4.7)
Present value of lease liabilities	$65.6

Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	2.90%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Maturities of our operating lease liabilities prior to the adoption of the new lease guidance were as follows (dollars in millions):

December 31, 2018
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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2019
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,241.4	$—	$1,241.4
Notes receivable of VIEs held by subsidiaries	—	(142.8)	(142.8)
Cash and cash equivalents held by variable interest entities	69.7	—	69.7
Accrued investment income	2.8	—	2.8
Income tax assets, net	8.3	—	8.3
Other assets	281.7	(3.3)	278.4
Total assets	$1,603.9	$(146.1)	$1,457.8
Liabilities:
Other liabilities	$78.3	$(5.9)	$72.4
Borrowings related to variable interest entities	1,416.8	—	1,416.8
Notes payable of VIEs held by subsidiaries	155.2	(155.2)	—
Total liabilities	$1,650.3	$(161.1)	$1,489.2

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2019, such loans had an amortized cost of $1,267.0 million; gross unrealized gains of $1.8 million; gross unrealized losses of $27.4 million; and an estimated fair value of $1,241.4 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$.9	$.8
Due after one year through five years	570.8	558.7
Due after five years through ten years	695.3	681.9
Total	$1,267.0	$1,241.4

During the first three months of 2019, the VIEs recognized net realized investment losses of $8.2 million from the sales of fixed maturities. Such net realized losses included gross realized losses of $8.5 million from the sale of $249.7 million of investments. During the first three months of 2018, the VIEs recognized net realized investment gains of nil from the sales of fixed maturities. Such net realized gains included gross realized losses of $.1 million from the sale of $10.8 million of investments.

At March 31, 2019, there were no investments held by the VIEs that were in default.

At March 31, 2019, the VIEs held: (i) investments with a fair value of $950.0 million and gross unrealized losses of $16.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $198.0 million and gross unrealized losses of $10.7 million that had been in an unrealized loss position for twelve months or greater.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2018, the VIEs held: (i) investments with a fair value of $1,315.7 million and gross unrealized losses of $55.7 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $137.6 million and gross unrealized losses of $11.3 million that had been in an unrealized loss position for twelve months or greater.

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

At March 31, 2019, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $533.3 million (classified as other invested assets).  At March 31, 2019, we had unfunded commitments to these partnerships and hedge funds totaling $156.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both the first three months of 2019 and 2018.

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

Debt securities issued by foreign governments are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, new issuances, benchmark yields, credit spreads and issuer rating.

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

Equity securities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity, and credit spreads.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2019 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,560.9	$137.6	$11,698.5
United States Treasury securities and obligations of United States government corporations and agencies	—	182.0	—	182.0
States and political subdivisions	—	2,050.8	—	2,050.8
Debt securities issued by foreign governments	—	65.6	1.0	66.6
Asset-backed securities	—	2,717.2	12.3	2,729.5
Collateralized debt obligations	—	261.8	5.0	266.8
Commercial mortgage-backed securities	—	1,719.6	—	1,719.6
Mortgage pass-through securities	—	1.5	—	1.5
Collateralized mortgage obligations	—	753.1	—	753.1
Total fixed maturities, available for sale	—	19,312.5	155.9	19,468.4
Equity securities - corporate securities	32.1	.4	8.3	40.8
Trading securities:
Asset-backed securities	—	91.2	—	91.2
Commercial mortgage-backed securities	—	95.6	—	95.6
Collateralized mortgage obligations	—	51.1	—	51.1
Total trading securities	—	237.9	—	237.9
Investments held by variable interest entities - corporate securities	—	1,241.4	—	1,241.4
Other invested assets - derivatives	—	86.1	—	86.1
Assets held in separate accounts	—	4.9	—	4.9
Total assets carried at fair value by category	$32.1	$20,883.2	$164.2	$21,079.5

Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	$—	$—	$1,372.9	$1,372.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,674.3	$1,674.3	$1,626.1
Policy loans	—	—	121.3	121.3	121.3
Other invested assets:
Company-owned life insurance	—	186.2	—	186.2	186.2
Cash and cash equivalents:
Unrestricted	621.6	—	—	621.6	621.6
Held by variable interest entities	69.7	—	—	69.7	69.7
Liabilities:
Policyholder account balances	—	—	11,658.2	11,658.2	11,658.2
Investment borrowings	—	1,647.4	—	1,647.4	1,645.5
Borrowings related to variable interest entities	—	1,409.6	—	1,409.6	1,416.8
Notes payable – direct corporate obligations	—	944.5	—	944.5	917.3

	December 31, 2018
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,624.5	$1,624.5	$1,602.1
Policy loans	—	—	119.7	119.7	119.7
Other invested assets:
Company-owned life insurance	—	171.7	—	171.7	171.7
Cash and cash equivalents:
Unrestricted	594.2	—	—	594.2	594.2
Held by variable interest entities	62.4	—	—	62.4	62.4
Liabilities:
Policyholder account balances	—	—	11,594.1	11,594.1	11,594.1
Investment borrowings	—	1,645.9	—	1,645.9	1,645.8
Borrowings related to variable interest entities	—	1,399.8	—	1,399.8	1,417.2
Notes payable – direct corporate obligations	—	896.3	—	896.3	916.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2019 (dollars in millions):

	March 31, 2019
	Beginning balance as of December 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2019	Amount of total gains (losses) for the three months ended March 31, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$158.6	$(16.5)	$(2.8)	$3.8	$—	$(5.5)	$137.6	$(2.2)
Debt securities issued by foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.0	(.1)	—	.4	—	—	12.3	—
Collateralized debt obligations	—	5.0	—	—	—	—	5.0	—
Total fixed maturities, available for sale	171.6	(11.6)	(2.8)	4.2	—	(5.5)	155.9	(2.2)
Equity securities - corporate securities	9.5	—	(1.2)	—	—	—	8.3	—
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(1,289.0)	(48.9)	(35.0)	—	—	—	(1,372.9)	(35.0)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2019 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(16.5)	$—	$—	$(16.5)
Asset-backed securities	—	(.1)	—	—	(.1)
Collateralized debt obligations	5.0	—	—	—	5.0
Total fixed maturities, available for sale	5.0	(16.6)	—	—	(11.6)
Liabilities:
Future policy benefits - embedded derivatives associated with fixed index annuity products	(35.0)	1.6	(39.6)	24.1	(48.9)

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

At March 31, 2019, 59 percent of our Level 3 fixed maturities, available for sale, were investment grade and 88 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2019 (dollars in millions):

	Fair value at March 31, 2019	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$93.4	Discounted cash flow analysis	Discount margins	1.30% - 9.61% (4.14%)
Corporate securities (b)	2.8	Recovery method	Percent of recovery expected	35.64%
Asset-backed securities (c)	12.3	Discounted cash flow analysis	Discount margins	2.05%
Equity securities (d)	8.2	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (e)	47.5	Unadjusted third-party price source	Not applicable	Not applicable
Total	164.2
Liabilities:
Future policy benefits (f)	1,372.9	Discounted projected embedded derivatives	Projected portfolio yields	5.11% - 5.15% (5.11%)
			Discount rates	1.91% - 3.81% (2.40%)
			Surrender rates	1.30% - 37.30% (12.40%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

SUBSEQUENT EVENT

On April 29, 2019, the Company announced that it had acquired privately-owned Web Benefits Design Corporation ("WBD"), a leading online benefits administration firm with a best-in-class, proprietary technology platform for employer benefit programs. The purchase price was approximately $66 million with an additional earn-out if certain financial targets are achieved. CNO funded the transaction from holding company cash.

WBD offers a full-service, integrated employee benefits administration solution, distributed through a network of independent brokers and a direct sales force. Its cloud-based platform provides companies with a customizable suite of administration, compliance and communications solutions to manage employee benefits programs while delivering a simple and straightforward enrollment experience for employees.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2019, and its consolidated results of operations for the three months ended March 31, 2019 and 2018, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2018 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2019 and 2018 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2019	2018
Adjusted EBIT (a non-GAAP measure) (a):
Bankers Life	$63.1	$77.5
Washington National	30.5	34.3
Colonial Penn	(1.4)	(1.5)
Long-term care in run-off	2.5	12.0
Adjusted EBIT from business segments	94.7	122.3
Corporate operations, excluding corporate interest expense	.8	(15.5)
Adjusted EBIT	95.5	106.8
Corporate interest expense	(12.1)	(11.9)
Operating earnings before taxes	83.4	94.9
Tax expense on operating income	17.6	21.0
Net operating income (a)	65.8	73.9
Net realized investment gains (losses) from sales and impairments (net of related amortization)	(.7)	.5
Net change in market value of investments recognized in earnings	16.6	(15.7)
Fair value changes in embedded derivative liabilities (net of related amortization)	(29.6)	25.1
Fair value changes related to agent deferred compensation plan	(5.3)	—
Other	1.2	3.3
Non-operating income (loss) before taxes	(17.8)	13.2
Income tax expense (benefit) on non-operating income	(3.8)	2.8
Net non-operating income (loss)	(14.0)	10.4
Net income	$51.8	$84.3
Per diluted share:
Net operating income	$.41	$.44
Net realized investment gains (losses) from sales and impairments (net of related amortization and taxes)	—	—
Net change in market value of investments recognized in earnings (net of taxes)	.08	(.07)
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.15)	.12
Fair value changes related to agent deferred compensation plan (net of taxes)	(.03)	—
Other	.01	.01
Net income	$.32	$.50

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) net realized investment gains or losses from sales and impairments, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; and (v) other non-operating items consisting primarily of earnings attributable to variable interest entities. Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2018 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$63.1	$77.5
Washington National	30.5	34.3
Colonial Penn	(1.4)	(1.5)
Long-term care in run-off	2.5	12.0
Corporate operations	(11.3)	(27.4)
	83.4	94.9
Net realized investment gains (losses), net of related amortization:
Bankers Life	14.3	(6.7)
Washington National	9.5	(4.6)
Colonial Penn	2.9	(.4)
Long-term care in run-off	(3.1)	.6
Corporate operations	(7.7)	(4.1)
	15.9	(15.2)
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(29.4)	24.8
Washington National	(.2)	.3
	(29.6)	25.1
Earnings attributable to VIEs:
Corporate operations	1.0	3.3

Net revenue pursuant to transition services agreement, net of taxes:
Corporate operations	.2	—

Fair value changes related to agent deferred compensation plan:
Corporate operations	(5.3)	—

Income (loss) before income taxes:
Bankers Life	48.0	95.6
Washington National	39.8	30.0
Colonial Penn	1.5	(1.9)
Long-term care in run-off	(.6)	12.6
Corporate operations	(23.1)	(28.2)
Income before income taxes	$65.6	$108.1

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

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We distribute these products through our Bankers Life segment, which utilizes a career agency force, through our Washington National segment, which utilizes independent producers and through our Colonial Penn segment, which utilizes direct response marketing. We also have a Long-term care in run-off segment that consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies that were ceded in September 2018 (such business was not actively marketed and was issued by Bankers Life). Beginning in the fourth quarter of 2018, the earnings of this segment only reflect the long-term care business that was recaptured in September 2016 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2018	2017
Premium collections:
Annuities	$315.3	$251.4
Medicare supplement and other supplemental health	255.3	260.4
Life	113.3	115.2
Total collections	$683.9	$627.0
Average liabilities for insurance products:
Fixed index annuities	$6,224.8	$5,564.6
Fixed interest annuities	2,385.1	2,713.7
SPIAs and supplemental contracts:
Mortality based	143.2	152.4
Deposit based	142.2	144.9
Health:
Long-term care	1,972.5	1,868.1
Medicare supplement	316.5	324.6
Other health	61.2	58.8
Life:
Interest sensitive	858.4	808.5
Non-interest sensitive	1,201.9	1,134.7
Total average liabilities for insurance products, net of reinsurance ceded	$13,305.8	$12,770.3
Broker dealer and registered investment advisor client assets:
Net new client assets (a)
Brokerage	$(3.0)	$12.2
Advisory	35.7	50.5
Total	$32.7	$62.7
Client assets at end of period (b)
Brokerage	$861.6	$806.7
Advisory	372.8	219.1
Total	$1,234.4	$1,025.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2019	2018
Revenues:
Insurance policy income	$365.2	$365.4
Net investment income:
General account invested assets	189.6	196.3
Fixed index products	41.2	(5.2)
Fee revenue and other income	25.8	19.6
Total revenues	621.8	576.1
Expenses:
Insurance policy benefits	289.6	302.2
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	23.6	24.9
Cost of options to fund index credits, net of forfeitures	25.3	17.1
Market value changes credited to policyholders	41.8	(4.6)
Amortization related to operations	46.5	44.4
Interest expense on investment borrowings	8.7	6.1
Other operating costs and expenses	123.2	108.5
Total benefits and expenses	558.7	498.6
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	63.1	77.5
Net realized investment gains (losses)	14.5	(6.7)
Amortization related to net realized investment gains (losses)	(.2)	—
Net realized investment gains (losses), net of related amortization	14.3	(6.7)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(36.7)	30.1
Amortization related to fair value changes in embedded derivative liabilities	7.3	(5.3)
Fair value changes in embedded derivative liabilities, net of related amortization	(29.4)	24.8
Income before income taxes	$48.0	$95.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2019	2018
Health benefit ratios:
All health lines:
Insurance policy benefits	$215.1	$215.9
Benefit ratio (c)	84.3%	84.1%
Medicare supplement:
Insurance policy benefits	$138.3	$141.2
Benefit ratio (c)	72.3%	73.3%
A 1% change in the quarterly Medicare supplement benefit ratio is approximately equivalent to a $1.9 million change in insurance policy benefits.
Long-term care:
Insurance policy benefits	$76.8	$74.7
Benefit ratio (c)	120.6%	116.3%
Interest-adjusted benefit ratio (d)	77.2%	73.9%
A 1% change in the quarterly long-term care interest-adjusted benefit ratio is approximately equivalent to a $.6 million change in insurance policy benefits.
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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $27.6 million and $27.3 million in the three months ended March 31, 2019 and 2018, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Total premium collections were $683.9 million in the first quarter of 2019, up 9.1 percent from 2018, primarily driven by sales of fixed index annuities. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.3 billion in the first quarter of 2019, up 4.2 percent from 2018. The increase in average liabilities for insurance products is primarily due to new sales and the amounts added to policyholder account balances on interest-sensitive products.

Broker dealer and registered investment advisor client assets totaled $1,234.4 million and $1,025.8 million at March 31, 2019 and 2018, respectively, with net inflows of $32.7 million and $62.7 million in the first quarters of 2019 and 2018, respectively.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $189.6 million in the first quarter of 2019, down 3.4 percent from 2018. The 2019 period reflects lower investment income from alternative investments compared to the 2018 period as well as lower investment yields; partially offset by higher average investments in this segment. The lower investment income from alternative investments reflects lower returns from credit, private equity, and equity related strategies that are typically reported a quarter in arrears and reflect the unfavorable financial market conditions that existed in the fourth quarter of 2018. Investment income from alternative investments was $3.3 million and $15.4 million in the first quarters of 2019 and 2018, respectively. In addition, prepayment income (including call premiums) was $1.5 million and $3.3 million in the first quarters of 2019 and 2018, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $41.2 million and $(5.2) million in the first quarters of 2019 and 2018, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account balances - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $25.8 million and $19.6 million in the first quarters of 2019 and 2018, respectively. The increase in the 2019 period is primarily attributable to fee income earned related to sales of third party products (primarily Medicare Advantage) of other insurance companies.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our benefit ratios were 72.3 percent and 73.3 percent in the first quarters of 2019 and 2018, respectively. We continue to expect the Medicare supplement benefit ratio to be in the range of 73 percent to 77 percent during the remainder of 2019.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 120.6 percent and 116.3 percent in the first quarters of 2019 and 2018, respectively.  The interest-adjusted benefit ratio on this business was 77.2 percent and 73.9 percent in the first quarters of 2019 and 2018, respectively.  The interest-adjusted benefit ratio in the first three months of 2018 was favorably impacted by $.9 million of one-time reserve releases related to policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in the first three months of 2018, excluding these favorable reserve releases, was 75.3 percent. We continue to expect the long-term care interest-adjusted benefit ratio to be in the range of 74 percent to 79 percent during the remainder of 2019.

Amounts added to policyholder account balances - cost of interest credited to policyholders were $23.6 million and $24.9 million in the first quarters of 2019 and 2018, respectively. The weighted average crediting rate for these products was 2.8 percent in both the first quarters of 2019 and 2018. The average liabilities of the fixed interest annuity block were $2.4 billion and $2.7 billion in the first three months of 2019 and 2018, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

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

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for interest-sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Bankers Life’s amortization expense was $46.5 million and $44.4 million in the first quarters of 2019 and 2018, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense is primarily due to higher interest rates on the variable rate investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Other operating costs and expenses in our Bankers Life segment were $123.2 million in the first quarter of 2019, up 14 percent from 2018. Other operating costs and expenses include the following (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Commissions, distribution fees and agent manager benefits	$32.6	$28.7
Other operating expenses	90.6	79.8
Total	$123.2	$108.5

The increase in other operating expenses in the first quarter of 2019 was primarily due to higher expenses of approximately $5 million related to growth initiatives and other cost impacts related to timing compared to the first quarter of 2018. The increase in commissions, distribution fees and agent manager benefits is due to higher sales of insurance products, including the sales of third-party Medicare Advantage policies.

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2019, we recognized net realized investment gains of $14.5 million, which were comprised of: (i) $3.9 million of net gains from the sales of investments; (ii) an $8.2 million favorable change in the fair value of equity securities; and (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.4 million. During the first three months of 2018, we recognized net realized investment losses of $6.7 million, which were comprised of: (i) $.2 million of net losses from the sales of investments; (ii) a $6.4 million unfavorable change in the fair value of equity securities; and (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase in the amortization of insurance acquisition costs of $.2 million and nil in the first quarters of 2019 and 2018, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premium collections:
Supplemental health and other health	$157.0	$155.7
Medicare supplement	10.6	12.5
Life	8.8	7.6
Annuity	.4	.4
Total collections	$176.8	$176.2
Average liabilities for insurance products:
Fixed index annuities	$263.2	$295.4
Fixed interest annuities	85.3	93.8
SPIAs and supplemental contracts:
Mortality based	213.2	226.9
Deposit based	271.1	269.8
Separate Accounts	4.6	4.8
Health:
Supplemental health	2,954.4	2,814.7
Medicare supplement	18.9	22.1
Other health	10.8	12.5
Life:
Interest sensitive	147.9	149.5
Non-interest sensitive	160.6	174.4
Total average liabilities for insurance products, net of reinsurance ceded	$4,130.0	$4,063.9
Revenues:
Insurance policy income	$173.8	$171.0
Net investment income:
General account invested assets	63.6	65.4
Fixed index products	1.6	(.4)
Trading account income related to policyholder accounts	—	.4
Fee revenue and other income	.2	.2
Total revenues	239.2	236.6
Expenses:
Insurance policy benefits	134.5	134.1
Amounts added to policyholder account balances:
Cost of interest credited to policyholders	3.3	3.1
Cost of options to fund index credits, net of forfeitures	1.3	.9
Market value changes credited to policyholders	1.8	(.4)
Amortization related to operations	14.8	14.5
Interest expense on investment borrowings	3.3	2.1
Other operating costs and expenses	49.7	48.0
Total benefits and expenses	208.7	202.3
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	30.5	34.3
Net realized investment gains (losses)	9.5	(4.6)
Amortization related to net realized investment gains (losses)	—	—
Net realized investment gains (losses), net of related amortization	9.5	(4.6)
Insurance policy benefits - fair value changes in embedded derivative liabilities	(.7)	.8
Amortization related to fair value changes in embedded derivative liabilities	.5	(.5)
Fair value changes in embedded derivative liabilities, net of related amortization	(.2)	.3
Income before income taxes	$39.8	$30.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2019	2018
Health benefit ratios:
Supplemental health and other:
Insurance policy benefits	$120.7	$118.5
Benefit ratio (a)	77.6%	78.3%
Interest-adjusted benefit ratio (b)	53.4%	54.4%
A 1% change in the quarterly interest-adjusted benefit ratio is approximately equivalent to a $1.6 million change in insurance policy benefits.
Medicare supplement:
Insurance policy benefits	$7.1	$8.4
Benefit ratio (a)	66.0%	66.5%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $37.5 million and $36.2 million in the three months ended March 31, 2019 and 2018, respectively.

Total premium collections were $176.8 million in the first quarter of 2019, up slightly from 2018, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4.1 billion in the first quarter of 2019, up 1.6 percent from 2018, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

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

Net investment income on general account invested assets (which excludes income on policyholder portfolios) was $63.6 million in the first quarter of 2019, down 2.8 percent from 2018. Net investment income in the first quarter of 2019 reflects $2.0 million of lower investment income from alternative investments as compared to the same period in 2018 as well as lower investment yields; partially offset by higher average investments in this segment. Alternative investments are typically reported a quarter in arrears and reflect the unfavorable financial market conditions that existed in the fourth quarter of 2018.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $1.6 million and $(.4) million in the first quarters of 2019 and 2018, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account balances - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account balances subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $34.9 million and $32.8 million in the first quarters of 2019 and 2018, respectively. The increase in margin on this block of business reflects the growth in the block and lower claims experience. The interest-adjusted benefit ratio on this supplemental health business was 53.4 percent and 54.4 percent in the first quarters of 2019 and 2018, respectively. We continue to expect the supplemental health interest-adjusted benefit ratio to be in the range of 55 percent to 58 percent during the remainder of 2019.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $3.7 million and $4.2 million in the first quarters of 2019 and 2018, respectively. Such decrease reflects the run-off of this block of business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Amounts added to policyholder account balances - cost of interest credited to policyholders were $3.3 million and $3.1 million in the first quarters of 2019 and 2018, respectively.

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

Amortization related to operations includes amortization of insurance acquisition costs. Insurance acquisition costs are generally amortized in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits. Such amounts were generally consistent with the related premium revenue. A revision to our current assumptions could result in increases or decreases to amortization expense in future periods. Washington National's amortization expense was $14.8 million and $14.5 million in the first quarters of 2019 and 2018, respectively.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Investment Borrowings". The increase in interest expense in the 2019 period is due to higher interest rates on the variable rate investment borrowings.

Other operating costs and expenses were $49.7 million and $48.0 million in the first quarters of 2019 and 2018, respectively. Other operating costs and expenses also include commission expense of $21.1 million and $17.8 million in the first quarters of 2019 and 2018, respectively.

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2019, we recognized net realized investment gains of $9.5 million, which were comprised of: (i) $4.6 million of net gains from the sales of investments; (ii) a $1.5 million favorable change in the fair value of equity securities; (iii) an increase in fair value of certain fixed maturity investments with embedded derivatives of $1.1 million; and (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.3 million. During the first three months of 2018, we recognized net realized investment losses of $4.6 million, which were comprised of: (i) $.1 million of net losses from the sales of investments; (ii) a $1.7 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $2.7 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premium collections:
Life	$76.8	$74.8
Supplemental health	.4	.5
Total collections	$77.2	$75.3
Average liabilities for insurance products:
SPIAs - mortality based	$67.6	$71.8
Health:
Medicare supplement	4.5	5.3
Other health	3.4	3.9
Life:
Interest sensitive	12.6	15.2
Non-interest sensitive	756.9	732.7
Total average liabilities for insurance products, net of reinsurance ceded	$845.0	$828.9
Revenues:
Insurance policy income	$76.7	$74.1
Net investment income on general account invested assets	10.7	11.0
Fee revenue and other income	.5	.5
Total revenues	87.9	85.6
Expenses:
Insurance policy benefits	56.1	56.5
Amounts added to annuity and interest-sensitive life product account balances	.1	.2
Amortization related to operations	4.5	4.6
Interest expense on investment borrowings	.4	.3
Other operating costs and expenses	28.2	25.5
Total benefits and expenses	89.3	87.1
Loss before net realized investment losses and income taxes	(1.4)	(1.5)
Net realized investment gains (losses)	2.9	(.4)
Loss before income taxes	$1.5	$(1.9)

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future in-force profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. We continue to expect this segment to report earnings (before net realized investment gains (losses) and income taxes) in 2019 in the range of $12 million to $20 million.

Total premium collections were $77.2 million in the first quarter of 2019, up 2.5 percent from 2018. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

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

Net investment income on general account invested assets in the 2019 period was down slightly compared to the corresponding period in 2018.

Insurance policy benefits were $56.1 million and $56.5 million in the first three months of 2019 and 2018, respectively. Insurance policy benefits in the first quarter of 2018 reflected a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were approximately $3 million higher in the 2019 period as compared to the 2018 period. The demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2019, we recognized net realized investment gains of $2.9 million, which were comprised of: (i) $2.6 million of net gains from the sales of investments; (ii) a $.2 million favorable change in the fair value of equity securities; and (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.1 million. During the first three months of 2018, we recognized net realized investment losses of $.4 million, which were comprised of: (i) $.3 million of net losses from the sales of investments; and (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million.

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

	Three months ended
	March 31,
	2019	2018
Adjusted EBIT from In-Force Business
Revenues:
Insurance policy income	$64.0	$62.5
Net investment income and other	11.2	11.5
Total revenues	75.2	74.0
Benefits and expenses:
Insurance policy benefits	48.2	49.7
Amortization	4.1	4.4
Other expenses	8.7	8.8
Total benefits and expenses	61.0	62.9
Adjusted EBIT from In-Force Business	$14.2	$11.1

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$12.7	$11.6
Net investment income and other	—	—
Total revenues	12.7	11.6
Benefits and expenses:
Insurance policy benefits	8.0	7.0
Amortization	.4	.2
Other expenses	19.9	17.0
Total benefits and expenses	28.3	24.2
Adjusted EBIT from New Business	$(15.6)	$(12.6)

Adjusted EBIT from In-Force and New Business
Revenues:
Insurance policy income	$76.7	$74.1
Net investment income and other	11.2	11.5
Total revenues	87.9	85.6
Benefits and expenses:
Insurance policy benefits	56.2	56.7
Amortization	4.5	4.6
Other expenses	28.6	25.8
Total benefits and expenses	89.3	87.1
Adjusted EBIT from In-Force and New Business	$(1.4)	$(1.5)

The Adjusted EBIT from in-force business in the Colonial Penn segment increased in the first three months of 2019, as compared to the same period in 2018, reflecting growth in the block. In addition, the first quarter of 2018 included a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities. The Adjusted EBIT from new business in the Colonial Penn segment in the 2019 period primarily reflects higher marketing costs. The vast majority of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

Long-term care in run-off (dollars in millions)

The long-term care in run-off segment consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies ceded to Wilton Reassurance Company ("Wilton Re") in September 2018 (such business was not actively marketed and was issued by Bankers Life). Beginning in the fourth quarter of 2018, the earnings of this segment only reflects the long-term care business that was recaptured in September 2016 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018. We expect this segment to report normalized earnings before net realized investment gains (losses) of approximately breakeven over the long-term. However, this segment's quarterly results can be volatile.

	Three months ended
	March 31,
	2019	2018
Premium collections:
Long-term care (all renewal)	$3.6	$49.6

Average liabilities for insurance products:
Average liabilities for long-term care products	$540.1	$3,750.3

Revenues:
Insurance policy income	$3.6	$49.4
Net investment income on general account invested assets	8.2	55.2
Total revenues	11.8	104.6
Expenses:
Insurance policy benefits	8.7	83.5
Amortization	—	2.6
Other operating costs and expenses	.6	6.5
Total benefits and expenses	9.3	92.6
Income before net realized investment gains (losses) and income taxes	2.5	12.0
Net realized investment gains (losses)	(3.1)	.6
Income (loss) before income taxes	$(.6)	$12.6

Average liabilities for long-term care products decreased as a result of the legacy long-term care business which was ceded under a 100% indemnity coinsurance agreement in September 2018.

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2019, we recognized net realized investment losses of $3.1 million, which were comprised of: (i) $1.6 million of net losses from the sales of investments; (ii) a $.7 million favorable change in the fair value of equity securities; and (iii) $2.2 million of writedowns of investments for other than temporary declines in fair value recognized through earnings. During the first three months of 2018, we recognized net realized investment gains of $.6 million, which were comprised of: (i) $1.1 million of net gains from the sales of investments; (ii) a $.3 million unfavorable change in the fair value of equity securities; and (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Corporate Operations (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Corporate operations:
Interest expense on corporate debt	$(12.1)	$(11.9)
Net investment income (loss):
General investment portfolio	1.5	2.2
Other special-purpose portfolios:
COLI	12.6	(3.1)
Investments held in a rabbi trust	3.6	(.2)
Other trading account activities	4.0	2.3
Fee revenue and other income	1.6	1.8
Other operating costs and expenses	(22.5)	(18.5)
Loss before net realized investment gains (losses), earnings attributable to VIEs and income taxes	(11.3)	(27.4)
Net realized investment gains (losses)	(7.7)	(4.1)
Earnings attributable to VIEs	1.0	3.3
Fair value changes related to agent deferred compensation plan	(5.3)	—
Net revenue pursuant to transition services agreement	.2	—
Loss before income taxes	$(23.1)	$(28.2)

Interest expense on corporate debt was $12.1 million and $11.9 million in the first quarters of 2019 and 2018, respectively. Our average corporate debt outstanding was $925.0 million in both the first three months of 2019 and 2018. The average interest rate on our debt was 4.9 percent and 4.8 percent in the first three months of 2019 and 2018, respectively.

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

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as legal and consulting costs which often vary from period to period and were approximately $4 million higher in the 2019 period as compared to the 2018 period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net realized investment gains (losses) fluctuate from period to period. During the first three months of 2019, net realized investment losses in this segment were $7.7 million and were comprised of: (i) a $.1 million favorable change in the fair value of equity securities (none of which was recognized by the VIEs); and (ii) $7.8 million of net losses from the sales of investments (including $8.2 million of net losses recognized by the VIEs and $.4 million of net gains on other investment sales). During the first three months of 2018, net realized investment losses in this segment were comprised of a $4.1 million unfavorable change in the fair value of equity securities (none of which were losses recognized by the VIEs).

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best Company ("A.M. Best"), Moody's Investor Services, Inc. ("Moody's"), Fitch Ratings ("Fitch") and S&P are "A-", "A3", "BBB+" and "BBB+", respectively.  For a description of these ratings and additional information on our ratings, see "Financial Strength Ratings of our Insurance Subsidiaries".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections were $941.5 million in the first quarter of 2019, up 1.4 percent from 2018. First-year collected premiums were $391.5 million in the first quarter of 2019, up 18 percent from 2018. Total premiums collected are summarized as follows (dollars in millions):

	Three months ended
	March 31,
	2019	2018
First-year:
Bankers Life	$360.1	$299.5
Washington National	18.6	19.7
Colonial Penn	12.8	11.9
Total first-year	391.5	331.1

Renewal:
Bankers Life	323.8	327.5
Washington National	158.2	156.5
Colonial Penn	64.4	63.4
Long-term care in run-off	3.6	49.6
Total renewal	550.0	597.0
Total premiums collected	$941.5	$928.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premiums collected by product:
Annuities:
Fixed index (first-year)	$300.0	$235.4
Other fixed interest (first-year)	14.2	14.5
Other fixed interest (renewal)	1.1	1.5
Subtotal - other fixed interest annuities	15.3	16.0
Total annuities	315.3	251.4
Health:
Medicare supplement (first-year)	14.3	15.4
Medicare supplement (renewal)	169.7	172.9
Subtotal - Medicare supplement	184.0	188.3
Long-term care (first-year)	4.4	3.7
Long-term care (renewal)	59.4	61.1
Subtotal - long-term care	63.8	64.8
Supplemental health (first-year)	1.1	1.1
Supplemental health (renewal)	4.9	4.7
Subtotal – supplemental health	6.0	5.8
Other health (first-year)	.2	.2
Other health (renewal)	1.3	1.3
Subtotal - other health	1.5	1.5
Total health	255.3	260.4
Life insurance:
Traditional (first-year)	16.3	18.5
Traditional (renewal)	55.9	55.7
Subtotal - traditional	72.2	74.2
Interest-sensitive (first-year)	9.6	10.7
Interest-sensitive (renewal)	31.5	30.3
Subtotal - interest-sensitive	41.1	41.0
Total life insurance	113.3	115.2
Collections on insurance products:
Total first-year premium collections on insurance products	360.1	299.5
Total renewal premium collections on insurance products	323.8	327.5
Total collections on insurance products	$683.9	$627.0

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 25 percent, to $315.3 million, in the first quarter of 2019, as compared to the same period in 2018. Premium collections from our fixed index products were favorably impacted in the 2019 period by the general stock market performance which made these products attractive to certain customers. Premium collections from our other fixed

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

interest products decreased in the 2019 period due to lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment decreased 2.3 percent, to $184.0 million, in the first quarter of 2019, as compared to the same period in 2018. The decrease in collected premiums in 2019 reflects a decrease in new Medicare supplement policies sold. We have experienced a shift in the sale of Medicare supplement policies to the sale of third-party Medicare Advantage policies. Medicare Advantage policies are sold through Bankers Life's agency force for other providers in exchange for fee income. Fee revenue earned on the sales of third party products (primarily Medicare Advantage policies) increased 36 percent (to $21.5 million) in the first quarter of 2019 compared to the same period in 2018. The first quarter of a calendar year typically experiences the highest level of sales of such products.

Premiums collected on Bankers Life's long-term care policies decreased 1.5 percent, to $63.8 million, in the first quarter of 2019, as compared to the same period in 2018.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment in the 2019 period were slightly lower than the comparable period in 2018, reflecting lower first-year premiums; partially offset by stable persistency.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Washington National (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premiums collected by product:
Health:
Medicare supplement (renewal)	$10.6	$12.5
Supplemental health (first-year)	16.6	18.3
Supplemental health (renewal)	140.0	136.9
Subtotal – supplemental health	156.6	155.2
Other health (first-year)	.1	.1
Other health (renewal)	.3	.4
Subtotal - other health	.4	.5
Total health	167.6	168.2
Life insurance:
Traditional (first-year)	.1	.1
Traditional (renewal)	2.4	2.5
Subtotal - traditional	2.5	2.6
Interest-sensitive (first-year)	1.8	1.2
Interest-sensitive (renewal)	4.5	3.8
Subtotal - interest-sensitive	6.3	5.0
Total life insurance	8.8	7.6
Annuities:
Fixed index (renewal)	.3	.3
Other fixed interest (renewal)	.1	.1
Total annuities	.4	.4
Collections on insurance products:
Total first-year premium collections on insurance products	18.6	19.7
Total renewal premium collections on insurance products	158.2	156.5
Total collections on insurance products	$176.8	$176.2

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased in the 2019 period due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased .9 percent, to $156.6 million, in the first quarter of 2019, as compared to the same period in 2018.

Life premiums collected in the Washington National segment increased 16 percent, to $8.8 million, in the first quarter of 2019, as compared to the same period in 2018. Such increase is due to new sales in recent periods and persistency.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Colonial Penn (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premiums collected by product:
Life insurance:
Traditional (first-year)	$12.8	$11.9
Traditional (renewal)	63.9	62.9
Subtotal - traditional	76.7	74.8
Interest-sensitive (all renewal)	.1	—
Total life insurance	76.8	74.8
Health (all renewal):
Medicare supplement	.3	.4
Other health	.1	.1
Total health	.4	.5
Collections on insurance products:
Total first-year premium collections on insurance products	12.8	11.9
Total renewal premium collections on insurance products	64.4	63.4
Total collections on insurance products	$77.2	$75.3

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 2.7 percent, to $76.8 million, in the first quarter of 2019, as compared to the same period in 2018. Premiums collected reflect both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains in-force, investment yields, claims experience and expense management. We do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	Three months ended
	March 31,
	2019	2018
Premiums collected by product:
Health:
Long-term care (renewal)	$3.6	$49.6

The Long-term care in run-off segment only includes the premiums collected from: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 (such business was not actively marketed and was issued by Bankers Life). Such collected premiums have decreased in 2019 as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2019 and December 31, 2018 was as follows (dollars in millions):

	March 31, 2019	December 31, 2018
Total capital:
Corporate notes payable	$917.3	$916.8
Shareholders’ equity:
Common stock	1.6	1.6
Additional paid-in capital	2,952.2	2,995.0
Accumulated other comprehensive income	654.9	177.7
Retained earnings	229.2	196.6
Total shareholders’ equity	3,837.9	3,370.9
Total capital	$4,755.2	$4,287.7

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2019 and as of and for the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Book value per common share	$23.99	$20.78
Book value per common share, excluding accumulated other comprehensive income (a)	19.90	19.69
Debt to total capital ratios:
Corporate debt to total capital	19.3%	21.4%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	22.4%	22.3%
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

Three of the Company's insurance subsidiaries (Washington National, Bankers Life and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2019, the carrying value of the FHLB common stock was $71.1 million.  As of March 31, 2019, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2019, which are maintained in custodial accounts for the benefit of the FHLB.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2019
$21.8	July 2019	Variable rate – 2.977%
15.0	October 2019	Variable rate – 3.278%
50.0	May 2020	Variable rate – 3.004%
21.8	June 2020	Fixed rate – 1.960%
25.0	September 2020	Variable rate – 3.227%
100.0	September 2020	Variable rate – 3.146%
50.0	September 2020	Variable rate – 3.156%
75.0	September 2020	Variable rate – 2.721%
100.0	October 2020	Variable rate – 2.905%
50.0	December 2020	Variable rate – 3.190%
100.0	July 2021	Variable rate – 3.347%
100.0	July 2021	Variable rate – 3.307%
28.2	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 3.263%
125.0	August 2021	Variable rate – 2.966%
50.0	September 2021	Variable rate – 3.186%
22.0	May 2022	Variable rate – 2.979%
100.0	May 2022	Variable rate – 2.923%
10.0	June 2022	Variable rate – 3.215%
50.0	July 2022	Variable rate – 3.169%
50.0	July 2022	Variable rate – 3.159%
50.0	July 2022	Variable rate – 3.145%
50.0	August 2022	Variable rate – 3.129%
50.0	December 2022	Variable rate – 2.926%
50.0	December 2022	Variable rate – 2.926%
23.7	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 2.872%
100.0	July 2023	Variable rate – 2.872%
50.0	February 2024	Variable rate – 2.993%
20.3	June 2025	Fixed rate – 2.940%
$1,645.5

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

Our estimated consolidated statutory RBC ratio was 416 percent at March 31, 2019, up from 393 percent at December 31, 2018. The improvement is largely attributable to the change in estimated fair value of equity-type securities and trading

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

activities that increased the quality of our investment portfolio. For example, we reduced our allocation of fixed maturity investments rated 2 by the National Association of Insurance Commissioners (the "NAIC") to 39 percent of the portfolio at March 31, 2019 from 45 percent at December 31, 2018, and sold a significant portion of our equity securities in the first quarter of 2019. In the first three months of 2019, our estimated consolidated statutory operating earnings were $83 million and insurance company dividends of $41.0 million were paid to the holding company. Our objective is to target an RBC ratio in the 400 percent to 425 percent range over the long-run.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, Moody's, Fitch and S&P are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

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

On October 4, 2018, Moody's upgraded the financial strength ratings of our primary insurance subsidiaries to "A3" from "Baa1" and the outlook for these ratings is stable. Moody's actions resulted from the Company's announcement that Bankers Life had closed on its agreement to cede certain long-term care policies. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment sometime in the future. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

On August 2, 2018, Fitch affirmed its "BBB+" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. The positive outlook for these ratings reflected Fitch's view that such ratings could be upgraded over the next 12 to 18 months based on the Company's announcement that Bankers Life had entered into an agreement to cede certain long-term care policies. A "BBB" rating, in Fitch's opinion, indicates that there is currently a low expectation of ceased or interrupted payments. The capacity to meet policyholder and contract obligations on a timely basis is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impact this capacity. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and eleven ratings that are below that rating.

On August 2, 2018, S&P affirmed the financial strength ratings of "BBB+" of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. S&P's actions resulted from the Company's announcement that Bankers Life had entered into an agreement to cede certain long-term care policies. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BBB", in S&P's opinion, has good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher-rated insurers.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are seven ratings above the "BBB+" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

Rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us.  They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  We cannot predict what actions rating agencies may take, or

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2019, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $229.8 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2019, our insurance subsidiaries paid dividends to CDOC totaling $41.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 351 percent at March 31, 2019.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2019, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$189.7	(a)
Colonial Penn	(331.7)	(b)
____________________

(a)
Bankers Life paid dividends of $45.0 million to CLTX in the first three months of 2019. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. If a company has negative unassigned surplus, any dividend payments require prior approval. Bankers Life recognized a statutory loss in 2018 due to the closing of the reinsurance transaction. Accordingly, any dividends paid in 2019 in excess of 10 percent of Bankers Life’s statutory capital and surplus will require 30 days prior notice.

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

In the first three months of 2019, we repurchased 2.9 million shares of common stock for $47.0 million under our securities repurchase program (including $6.0 million of repurchases settled in the second quarter of 2019). The Company had remaining repurchase authority of $237.6 million as of March 31, 2019. Free cash flow before the increase in statutory capital necessary to support our growth is expected to be between $300 million and $350 million in 2019. We currently estimate that approximately $30 million to $50 million of capital will be needed in 2019 to support our growth. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, (including opportunities to invest in our business and acquisition transactions), common stock dividends and share repurchases. The amount and timing of the securities repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available capital, the current price of our common stock, opportunities to invest in our business or acquisition transactions.

In the first three months of 2019, dividends declared on common stock totaled $16.1 million ($0.10 per common share).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On October 4, 2018, Moody's upgraded our senior unsecured debt rating to "Baa3" from "Ba1" and the outlook for these ratings is stable. Moody's actions resulted from the Company's announcement that Bankers Life had closed on its agreement to cede certain long-term care policies. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and eleven ratings that are below its rating.

On August 2, 2018, Fitch affirmed its "BB+" rating on our senior unsecured debt and revised the outlook for these ratings to positive from stable. The positive outlook for these ratings reflected Fitch's view that such ratings could be upgraded over the next 12 to 18 months based on the Company's announcement that Bankers Life had entered into an agreement to cede certain long-term care policies. In Fitch's view, an obligation rated "BB" indicates an elevated vulnerability to default risk, particularly in the event of adverse changes in business or economic conditions over time; however, business or financial flexibility exists which supports the servicing of financial commitments. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are ten ratings above CNO's "BB+" rating and ten ratings that are below its rating.

On August 2, 2018, S&P affirmed our issuer credit and unsecured debt ratings of "BB+" and revised the outlook for these ratings to positive from stable. S&P's actions were based on the Company's announcement that Bankers Life had entered into an agreement to cede certain long-term care policies. In S&P's view, an obligation rated "BB" is less vulnerable to nonpayment than other speculative issues; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are ten ratings above CNO's "BB+" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2019, the amortized cost, gross unrealized gains and losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment grade (a):
Corporate securities	$10,383.5	$649.3	$(93.5)	$10,939.3
United States Treasury securities and obligations of United States government corporations and agencies	152.6	29.5	(.1)	182.0
States and political subdivisions	1,868.2	182.8	(.2)	2,050.8
Debt securities issued by foreign governments	63.4	3.4	(.2)	66.6
Asset-backed securities	1,599.8	33.4	(2.6)	1,630.6
Collateralized debt obligations	269.1	.1	(2.4)	266.8
Commercial mortgage-backed securities	1,613.0	41.8	(9.4)	1,645.4
Mortgage pass-through securities	1.4	.1	—	1.5
Collateralized mortgage obligations	467.2	15.5	(2.4)	480.3
Total investment grade fixed maturities, available for sale	16,418.2	955.9	(110.8)	17,263.3
Below-investment grade (a) (b):
Corporate securities	757.2	12.4	(10.4)	759.2
Asset-backed securities	988.9	111.0	(1.0)	1,098.9
Commercial mortgage-backed securities	73.7	1.0	(.5)	74.2
Collateralized mortgage obligations	239.5	33.5	(.2)	272.8
Total below-investment grade fixed maturities, available for sale	2,059.3	157.9	(12.1)	2,205.1
Total fixed maturities, available for sale	$18,477.5	$1,113.8	$(122.9)	$19,468.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2019 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,341.3	$11,092.4	56.9%
2	7,310.1	7,548.0	38.8
Total NAIC 1 and 2 (investment grade)	17,651.4	18,640.4	95.7
3	630.7	634.2	3.3
4	172.9	172.1	.9
5	19.7	18.9	.1
6	2.8	2.8	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	826.1	828.0	4.3
	$18,477.5	$19,468.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Concentration of Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2019 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,729.5	14.0%	$3.6	2.9%
States and political subdivisions	2,050.8	10.5	.2	.2
Commercial mortgage-backed securities	1,719.6	8.8	9.9	8.0
Utilities	1,289.5	6.6	3.6	2.9
Banks	1,258.2	6.5	9.5	7.7
Insurance	1,124.1	5.8	6.9	5.7
Healthcare/pharmaceuticals	1,112.7	5.7	11.6	9.4
Energy	904.5	4.6	9.4	7.7
Food/beverage	825.2	4.2	10.1	8.2
Collateralized mortgage obligations	753.1	3.9	2.6	2.2
Brokerage	545.9	2.8	10.2	8.3
Transportation	497.5	2.6	2.9	2.4
Technology	469.0	2.4	4.7	3.8
Real estate/REITs	458.0	2.4	.7	.6
Cable/media	424.7	2.2	3.7	3.0
Capital goods	412.1	2.1	2.2	1.8
Telecom	356.3	1.8	.8	.6
Chemicals	350.7	1.8	7.3	5.9
Collateralized debt obligations	266.8	1.4	2.4	1.9
Aerospace/defense	233.8	1.2	.1	.1
U.S. Treasury and Obligations	182.0	1.0	.1	.1
Other	1,504.4	7.7	20.4	16.6
Total fixed maturities, available for sale	$19,468.4	100.0%	$122.9	100.0%

Below-Investment Grade Securities

At March 31, 2019, the amortized cost of the Company's below-investment grade fixed maturity securities was $2,059.3 million, or 11 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,205.1 million, or 107 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Fixed maturity securities, available for sale:
Gross realized gains on sale	$60.9	$8.2
Gross realized losses on sale	(51.5)	(7.7)
Net impairment losses recognized	(2.2)	—
Net realized investment gains (losses) from fixed maturities	7.2	.5
Equity securities, including change in fair value (a)	10.7	(12.5)
Other (a)	(1.8)	(3.2)
Net realized investment gains (losses)	$16.1	$(15.2)
_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective periods) were $6.0 million and $(8.9) million for the three months ended March 31, 2019 and 2018, respectively.

During the first three months of 2019, we recognized net realized investment gains of $16.1 million, which were comprised of: (i) $1.7 million of net gains from the sales of investments; (ii) $10.7 million of gains related to equity securities, including the change in fair value; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $3.6 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.3 million; and (v) $2.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During the first three months of 2018, we recognized net realized investment losses of $15.2 million, which were comprised of: (i) $.5 million of net gains from the sales of investments; (ii) $12.5 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.5 million; and (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $2.7 million.

At March 31, 2019, there were no fixed maturity investments in default.

During the first three months of 2019, the $51.5 million of gross realized losses on sales of $747.4 million of fixed maturity securities, available for sale included: (i) $44.6 million related to various corporate securities; and (ii) $6.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2018, the $7.7 million of gross realized losses on sales of $444.3 million of fixed maturity securities, available for sale, included: (i) $3.7 million related to various corporate securities; (ii) $2.0 million related to commercial mortgage-backed securities; and (iii) $2.0 million related to various other investments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first three months of 2019, we recognized $2.2 million of impairment losses recorded in earnings on a corporate security due to an issuer specific event.

The following summarizes the investments sold at a loss during the first three months of 2019 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	7	$61.2	$46.3
Greater than 12 months prior to sale	1	4.1	2.8
	8	$65.3	$49.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$23.8	$23.7
Due after one year through five years	185.6	183.6
Due after five years through ten years	406.9	398.9
Due after ten years	1,865.6	1,771.3
Subtotal	2,481.9	2,377.5
Structured securities	1,230.2	1,211.7
Total	$3,712.1	$3,589.2

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2019 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$.3	$(.1)	$.2
Greater than or equal to 6 months and less than 12 months	1	2.6	(.6)	2.0
Greater than 12 months	1	5.1	(1.7)	3.4
		$8.0	$(2.4)	$5.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2019 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Healthcare/pharmaceuticals	$—	$10.7	$—	$.9	$11.6
Brokerage	.7	9.2	.1	.2	10.2
Food/beverage	—	9.4	.5	.2	10.1
Commercial mortgage-backed securities	9.1	.3	.5	—	9.9
Banks	.9	8.6	—	—	9.5
Energy	.1	6.2	1.3	1.8	9.4
Chemicals	.2	6.8	.3	—	7.3
Insurance	.5	6.4	—	—	6.9
Building materials	—	5.5	.3	—	5.8
Technology	—	4.0	.2	.5	4.7
Autos	2.2	1.7	.7	—	4.6
Cable/media	.1	2.9	.4	.3	3.7
Utilities	1.4	2.1	—	.1	3.6
Asset-backed securities	1.9	.7	.7	.3	3.6
Retail	—	3.1	—	.2	3.3
Transportation	.5	2.4	—	—	2.9
Consumer products	—	2.7	—	.1	2.8
Collateralized mortgage obligations	2.4	—	—	.2	2.6
Collateralized debt obligations	2.4	—	—	—	2.4
Capital goods	—	2.2	—	—	2.2
Other	.7	2.8	1.5	.8	5.8
Total fixed maturities, available for sale	$23.1	$87.7	$6.5	$5.6	$122.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2019 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$—	$—	$15.7	$(.1)	$15.7	$(.1)
States and political subdivisions	—	—	17.3	(.2)	17.3	(.2)
Debt securities issued by foreign governments	—	—	15.7	(.2)	15.7	(.2)
Corporate securities	672.5	(14.3)	1,656.3	(89.6)	2,328.8	(103.9)
Asset-backed securities	304.1	(1.1)	144.8	(2.5)	448.9	(3.6)
Collateralized debt obligations	189.3	(1.9)	26.5	(.5)	215.8	(2.4)
Commercial mortgage-backed securities	175.1	(.6)	238.8	(9.3)	413.9	(9.9)
Collateralized mortgage obligations	59.4	(.6)	73.7	(2.0)	133.1	(2.6)
Total fixed maturities, available for sale	$1,400.4	$(18.5)	$2,188.8	$(104.4)	$3,589.2	$(122.9)

Based on management's current assessment of investments with unrealized losses at March 31, 2019, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At March 31, 2019, fixed maturity investments included structured securities with an estimated fair value of $5.5 billion (or 28 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the par value, amortized cost and estimated fair value of structured securities, summarized by interest rates on the underlying collateral, at March 31, 2019 (dollars in millions):

	Par value	Amortized cost	Estimated fair value
Below 4 percent	$1,878.8	$1,743.2	$1,800.9
4 percent – 5 percent	2,184.4	2,080.2	2,166.3
5 percent – 6 percent	1,098.3	1,023.2	1,082.0
6 percent – 7 percent	148.4	137.4	144.2
7 percent – 8 percent	49.0	49.6	56.1
8 percent and above	219.0	219.0	221.0
Total structured securities	$5,577.9	$5,252.6	$5,470.5

The amortized cost and estimated fair value of structured securities at March 31, 2019, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$639.1	$677.5	3.5%
Planned amortization classes, target amortization classes and accretion-directed bonds	61.2	69.1	.4
Commercial mortgage-backed securities	1,686.7	1,719.6	8.8
Asset-backed securities	2,588.7	2,729.5	14.0
Collateralized debt obligations	269.1	266.8	1.4
Other	7.8	8.0	—
Total structured securities	$5,252.6	$5,470.5	28.1%
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Mortgage Loans

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2019 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$966.6	$1,001.0	$2,526.3
60% to 70%	327.4	335.3	513.4
Greater than 70% to 80%	118.3	124.5	162.1
Greater than 80% to 90%	43.7	44.4	52.0
Greater than 90%	26.6	25.7	28.5
Total	$1,482.6	$1,530.9	$3,282.3
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At March 31, 2019, we held residential mortgage loan investments with a carrying value and fair value of $143.5 and $143.4 million, respectively.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$22.2	$19.0
Fee revenue and other income	1.6	1.7
Total revenues	23.8	20.7
Expenses:
Interest expense	16.5	13.2
Other operating expenses	.4	.6
Total expenses	16.9	13.8
Income before net realized investment losses and income taxes	6.9	6.9
Net realized investment losses	(8.2)	—
Income (loss) before income taxes	$(1.3)	$6.9

During the first three months of 2019, the VIEs recognized net realized investment losses of $8.2 million from the sales of fixed maturities. During the first three months of 2018, the VIEs recognized net realized investment gains of nil from the sales of fixed maturities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2019 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$166.8	13.4%	$3.2	11.6%
Technology	135.6	10.9	2.5	9.0
Cable/media	111.5	9.0	2.5	9.1
Food/beverage	86.6	7.0	3.3	12.2
Aerospace/defense	75.3	6.1	1.1	4.1
Capital goods	71.9	5.8	1.6	5.8
Consumer products	68.2	5.5	1.7	6.4
Brokerage	49.4	4.0	.8	3.0
Paper	47.2	3.8	1.4	4.9
Building materials	46.3	3.7	1.1	4.1
Chemicals	40.0	3.2	.9	3.2
Retail	36.0	2.9	1.1	4.2
Utilities	35.6	2.9	.5	2.0
Autos	34.2	2.8	.4	1.3
Gaming	31.0	2.5	.4	1.6
Insurance	26.6	2.1	.4	1.3
Transportation	21.7	1.7	.5	1.9
Entertainment/hotels	21.4	1.7	.5	1.7
Business services	18.3	1.5	.3	1.0
Energy	13.7	1.1	.1	.3
Metals and mining	12.3	1.0	.1	.4
Other	91.8	7.4	3.0	10.9
Total	$1,241.4	100.0%	$27.4	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$.9	$.8
Due after one year through five years	530.4	516.8
Due after five years through ten years	644.1	630.4
Total	$1,175.4	$1,148.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes the investments sold at a loss during the first three months of 2019 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$6.4	$5.0

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2019 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	3	$4.0	$(.8)	$3.2

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in the first three months of 2019 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2019)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	1,536,222	$16.27	1,536,222	$259.6
February 1 through February 28	182,515	17.40	—	259.6
March 1 through March 31	1,406,690	16.20	1,356,619	237.6
Total	3,125,427	16.31	2,892,841	237.6
_________________

(a)
In May 2011, the Company announced a securities repurchase program of up to $100.0 million. In February 2012, June 2012, December 2012, December 2013, November 2014, November 2015 and May 2017, the Company's Board of Directors approved, in aggregate, an additional $1,900.0 million to repurchase the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 3, 2019

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)